Form 10-Q
period 1995-06-30
RESEARCH FRONTIERS INC
filed 1995-08-14
CIK 793524

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

   For Quarter Ended June 30, 1995    Commission File No.  1-9399

                   RESEARCH FRONTIERS INCORPORATED
         (Exact name of registrant as specified in charter)


            Delaware                         11-2103466
(State of incorporation or organization)(IRS Employer
                                         Identification No.)

     240 Crossways Park Drive, Woodbury, N.Y.      11797
        (Address of principal executive offices) (Zip Code)



                          (516) 364-1902
     (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and(2) has been subject to such filing requirements for the past 90 days.

                 Yes    X          No    __

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 10, 1995, there were outstanding 9,180,889 shares of Common Stock, par value $0.0001 per share.

                     RESEARCH FRONTIERS INCORPORATED

                        Condensed Balance Sheets

                                          June 30,1995
             Assets                       (Unaudited) Dec.31,1994

Current assets:
  Cash                                     $290,863      219,771
  Marketable investment securities        5,822,211    6,935,433
  Accrued interest and dividends receivable  42,058       61,402
  Prepaid expenses and other current assets  24,270       15,848
           Total current assets           6,179,402    7,232,454

Fixed assets, net                           114,513      138,204
Deposits and other assets                    61,337       54,620
            Total assets                 $6,355,252    7,425,278

     Liabilities and Shareholders' Equity

Current liabilities:
   Accounts payable                          53,514      116,690
   Other accrued expenses                    89,810       73,975

     Total liabilities                      143,324      190,665

Shareholders' equity:
   Capital stock, par value $.0001 per share;
   authorized 100,000,000 shares, issued
   and outstanding 9,098,749 shares and
   9,121,060 shares                             910          912
   Additional paid-in capital            23,010,829   23,232,108
   Deficit                              (16,217,811) (15,116,763)

                                          6,793,928    8,116,257

   Notes receivable from officers          (582,000)    (881,644)

     Total shareholders' equity                6,211,928
7,234,613

     Total liabilities and
     shareholders' equity                $6,355,252    7,425,278

See accompanying notes to condensed financial statements.


                     RESEARCH FRONTIERS INCORPORATED

                   Condensed Statements of Operations

                               (Unaudited)


                 Six months ended           Three months ended
             June 30,1995 June 30,1994  June 30,1995 June 30,1994

Fee income      $       --     202,498  $         --       18,138

Operating expenses 721,378     715,423       327,560      258,521

Research and
 development       707,418     573,656       375,710      330,982

                 1,428,796    1,289,079      703,270      589,503

Operating loss  (1,428,796)  (1,086,581)    (703,270)   (471,365)

Investment income  255,028      234,366       99,408     126,406

                (1,173,768)    (852,215)    (603,862)   (344,959)

Unrealized(loss)
gain on investments 72,720     (434,540)     155,698    (178,512)

Net loss       $(1,101,048)  (1,286,755)   $(448,164)   (523,471)

Net loss per share $  (.12)        (.15)   $     (.05)      (.06)

Weighted average
number of common shares
outstanding      9,077,583    8,609,791     9,078,132  8,611,525

See accompanying notes to condensed financial statements.

                    RESEARCH FRONTIERS INCORPORATED

                  Condensed Statements of Cash Flows

                              (Unaudited)



                                            Six months ended

                                      June 30,1995  June 30, 1994


Cash flows from operating activities:
Net loss                           $  (1,101,048)    (1,286,755)
Adjustments to reconcile net loss to
net cash provided by operating activities:
 Depreciation and amortization            27,634         25,203
 Unrealized loss (gain) on investments   (72,720)       434,540
 Interest income on notes
  receivable from officer                 (7,073)            --
 Decrease in accrued royalty receivable       --        (32,257)
 Decrease in accrued interest
   and dividend receivable                19,344          9,282
(Increase) decrease in investments     1,185,942     (2,069,588)
 Increase in other assets                (15,139)          (624)
 Decrease in accounts payable
   & accrued expenses                    (47,341)      (118,619)
 Increase in deferred revenues                --        326,217

  Net cash used in operating activities  (10,401)    (2,712,601)

Cash flows from investing activities:
 Capital expenditures                     (3,943)       (62,773)
 Decrease in accounts payable
  for purchase of investments                 --     (1,562,507)

   Net cash used by investing activities   (3,943)   (1,625,280)

Cash flows from financing activities:
  Proceeds from exercise of
     warrants and options                  85,436     2,652,733
  Increase in loans to officers                --      (172,644)

 Net cash provided by financing activities 85,436     2,480,089

Net increase (decrease) in cash             71,092   (1,857,792)

Cash at beginning of year                   219,771   4,368,600

Cash at end of period                   $    290,863  2,510,808

See accompanying notes to condensed financial statements.

                RESEARCH FRONTIERS INCORPORATED

            Notes to Condensed Financial Statements
                         June 30, 1995
                          (Unaudited)

Basis of Presentation

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position, results of operations, and cash flows for the interim periods to which the report relates. The results of operations for the six and three month periods ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the 1994 balances to conform to the 1995 presentation. The notes included herein should be read in conjunction with the notes to financial statements of the Company at December 31, 1994 and for the three years then ended, included in the Company's Annual Report on Form 10-K.

Business

Research Frontiers Incorporated (the Company) is primarily engaged in the development and marketing of technology and devices to control the flow of light. Such devices, often referred to as "light valves" or suspended particle devices
(SPDs), use a suspension of microscopic particles that is either in the form of a liquid suspension or a film, enclosed between two glass plates, at least one of which is transparent.

Stock Split

In February 1994, the Company issued 1,718,244 shares of common stock in connection with a five for four stock split payable in the form of a 25% stock dividend to stockholders of record on January 31, 1994. All references in the accompanying financial statements relating to per share and share data have been adjusted retroactively to reflect this stock split.

Change in Par Value

On June 9, 1994, the Company's shareholders voted to change the par value of the Company's common stock from $.125 to $.0001 per share. As a result, all references to common stock have been retroactively adjusted to reflect the new par value.

Subsequent Event

On August 2, 1995, the Company announced that it had entered into a non-exclusive license with General Electric Company to make SPD film for the Company's other licensees.

Financial Condition, Liquidity and Capital Resources

During the first six months of 1995, the Company's cash and marketable investment securities balance decreased by approximately $1,042,000 principally as a result of cash used to fund the Company's research and development and other operating expenses (approximately $1,429,000) and the decrease in accounts payable and accrued expenses of approximately $45,000, offset by investment income (approximately $255,000), unrealized gains on investments (approximately $73,000), and proceeds from the sale of common stock (approximately $85,000).

At June 30, 1995, the Company had working capital of $6,036,078 and its stockholders' equity was $6,211,928.

Notes receivable from officers decreased by approximately
$300,000 during the first six months of 1995. This was a result of the payment of an outstanding loan to an officer. The loan was paid with 45,545 shares of the Company's common stock held by the officer, which shares were immediately retired by the Company.

Results of Operations for the Six Month Periods Ended June
30,1995 and 1994

The Company did not earn fee income for the first six months of 1995 compared to $202,498 for the first six months of 1994. This was a result of the renegotiation by the Company of certain license agreements.

Operating expenses increased by approximately $6,000 for the first six months of 1995 from approximately $715,000 for the first six months of 1994. This increase was primarily a result of increased payroll and insurance expense, offset by decreased travel and public relations costs.

Research and development expenditures increased to $707,418 for the first six months of 1995 from $573,656 for the first six months of 1994. This increase was primarily the result of higher salaries,increased materials costs, as well as increased costs related to patents.

Net investment income increased by $20,662 to $255,028 for the first six months of 1995 from $234,366 for the first six months of 1994. This increase was primarily a result of higher interest and dividend income received by the Company on its investments. In addition, the Company recognized unrealized gains on investments of $72,720 for the six months ended June 30, 1995 compared to an unrealized loss of $434,540 for the first six months of 1994. The increase is primarily due to an increase in the market value of the Company's investments in 1995.

As a consequence of the factors discussed above, the Company's net loss was $1,101,048 ($0.12 per share) for the first six months of 1995 as compared to $1,286,755 ($.15 per share) for the first six months of 1994.


Results of Operations for the Three Month Periods Ended June 30,
1995 and 1994


The Company did not earn fee income for the second quarter of 1995 compared to $118,138 for the second quarter of 1994. This was a result of the renegotiation by the Company of certain license agreements.

Operating expenses increased by approximately $69,000 for the second quarter of 1995 from approximately $259,000 for the second quarter of 1994. This increase was primarily a result of increased payroll and insurance expense, offset by decreased travel and public relations costs.

Research and development expenditures increased to $375,710 for the second quarter of 1995 from $330,982 for the second quarter of 1994. This increase was primarily the result of increased payroll and materials costs as well as increased costs related to patents.

Net investment income decreased by $26,998 to $99,408 for the second quarter of 1995 from $126,406 for the second quarter of 1994, as a result of lower interest and dividend income received by the Company on its investments. In addition, the Company recognized unrealized gains on investments of $155,698 for the second quarter of 1995 compared to an unrealized loss of $178,512 for the second quarter of 1994. The increase is primarily due to an increase in the market value of the Company's investments in 1995.

As a consequence of the factors discussed above, the Company's net loss was $448,164 ($0.05 per share) for the second quarter of 1995 as compared to $523,471 ($.06 per share) for the second quarter of 1994.

PART II.     OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security-Holders

The Annual Meeting of Stockholders of Research Frontiers Incorporated was held on June 8, 1994. Listed below is a summary of how the 8,405,398 shares voted at the Annual Meeting on the various proposals voted upon and adopted at the Annual Meeting. For the election of Bernard D. Gold as a Class II director, 8,259,085 shares were voted in favor of election, and 146,313 votes were withheld. For the election of Robert I. Thompson as a Class II director, 8,260,877 shares were voted in favor of election, and 144,521 votes were withheld. For the ratification of the appointment of KPMG Peat Marwick LLP as auditors for 1995, 8,301,767 shares were voted in favor of election, 56,187 shares were voted against, and 47,444 shares abstained from voting.

Item 6.    Exhibits and Reports on Form 8-K

   (a)    Exhibits. None

   (b) Reports on Form 8-K. The Company filed with the Commission an amendment to a Current Report on Form 8-K/A dated April 17, 1995 which refiled as an exhibit the Company's non-exclusive license agreement with Sanyo Electric Co., Ltd. covering flat panel displays. The new exhibit was filed to more specifically reflect that certain confidential information contained in this exhibit was omitted and filed separately with the Commission pursuant to the Company's request for confidential treatment of such information.

                           SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                       RESEARCH FRONTIERS INCORPORATED
                           (Registrant)


                       /s/ Robert L. Saxe
                      Robert L. Saxe, President and Treasurer
                       (Principal Executive, Financial, and
                            Accounting Officer)


Date: August 11, 1995