Form 10-Q
period 1995-09-30
RESEARCH FRONTIERS INC
filed 1995-11-14
CIK 793524

SECURITIES AND EXCHANGE COMMISSION
     WASHINGTON, D.C.  20549

            FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1995 Commission File No.  1-9399

           RESEARCH FRONTIERS INCORPORATED
(Exact name of registrant as specified in charter)


          Delaware                            11-2103466
(State of incorporation or organization)    (IRS Employer
                                         Identification No.)

 240 Crossways Park Drive, Woodbury, N.Y.      11797
(Address of principal executive offices)     (Zip Code)

                    (516) 364-1902
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                 Yes    X          No    __

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 14, 1995, there were outstanding 9,464,819 shares of Common Stock, par value $0.0001 per share.

                     RESEARCH FRONTIERS INCORPORATED

                        Condensed Balance Sheets

                                         September 30,1995
              Assets                       (Unaudited)             Dec.31,1994

Current assets:
   Cash                                  $     1,134,450              219,771
   Marketable investment securities            5,097,646            6,935,433
   Accrued interest and dividends receivable      37,258               61,402
   Prepaid expenses and other current assets      38,717               15,848
   Total current assets                        6,308,071            7,232,454

Fixed assets, net                                102,390              138,204
Deposits and other assets                         61,337               54,620

             Total assets                $     6,471,798            7,425,278

           Liabilities and Shareholders' Equity

Current liabilities:
   Accounts payable                               35,276              116,690
   Other accrued expenses                         75,534               73,975

             Total liabilities                   110,810              190,665

Shareholders' equity:
   Capital stock, par value $.0001 per share;
    authorized 100,000,000 shares, issued and
    outstanding 9,295,294 shares and 9,121,060
    shares                                           926                  912
   Additional paid-in capital                 23,811,410           23,232,108
   Deficit                                   (16,869,348)         (15,116,763)

                                               6,942,988            8,116,257

   Notes receivable from officers               (582,000)            (881,644)

  Total shareholders' equity                   6,360,988            7,234,613

  Total liabilities and shareholders' equity  $6,471,798            7,425,278

See accompanying notes to condensed financial statements.



                     RESEARCH FRONTIERS INCORPORATED

                   Condensed Statements of Operations

                               (Unaudited)


                                 Nine months ended        Three months ended
                             Sept.30,1995 Sept.30,1994 Sept.30,1995 Sept.30,1994

Fee income                 $     1,500      421,840  $    1,500     219,342

Operating expenses             958,240    1,018,610     236,862     303,187

Research and development     1,054,929    1,071,356     347,511     497,700

                             2,013,169    2,089,966     584,373     800,887

        Operating loss      (2,011,669)  (1,668,126)   (582,873)   (581,545)

Investment income (loss)       329,979      132,058      74,951    (102,308)

                            (1,681,690)  (1,536,068)   (507,922)   (683,853)

Unrealized (loss) gain
   on investments              (70,895)    (174,498)   (143,615)    260,042

        Net loss           $(1,752,585)  (1,710,566)  $(651,537)   (423,811)

Net loss per share         $      (.19)        (.19)  $    (.07)       (.05)

Weighted average number of
common shares outstanding    9,139,663    8,779,940   9,201,194   9,057,091

  See accompanying notes to condensed financial statements.

                    RESEARCH FRONTIERS INCORPORATED

                  Condensed Statements of Cash Flows

                              (Unaudited)



                                                      Nine months ended
                                              Sept. 30,1995   Sept. 30, 1994

Cash flows from operating activities:
  Net loss                                    $ (1,752,585)      (1,710,566)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
    Depreciation and amortization                   41,451           37,804
    Unrealized loss on investments                  70,895          174,498
    Interest income on notes receivable
     from officer                                   (7,073)              --
    Increase in accrued royalty receivable              --           33,993
    Decrease in accrued interest and
     dividends receivable                           24,133          (12,206)
    (Increase) decrease in investments           1,766,892       (3,142,997)
    Increase in other assets                       (29,586)          (5,950)
    Decrease in accounts payable
     & accrued expenses                            (79,855)        (109,559)
    Increase in deferred revenues                       --          153,125

Net cash provided (used) by operating activities    34,272       (4,581,858)

Cash flows from investing activities:
  Capital expenditures                              (5,637)         (80,898)
  Decrease in accounts payable for
   purchase of investments                              --       (1,684,385)

Net cash used by investing activities               (5,637)      (1,765,283)

Cash flows from financing activities:
  Proceeds from exercise of warrants and options   886,044        2,633,859
  Increase in loans to officers                         --         (202,286)
  Purchase of treasury stock                            --         (176,156)

Net cash provided by financing activities          886,044        2,255,417

Net increase (decrease) in cash                    914,679       (4,091,724)

Cash at beginning of year                          219,771        4,368,600

Cash at end of period                   $        1,134,450          276,876

See accompanying notes to condensed financial statements.

                RESEARCH FRONTIERS INCORPORATED
            Notes to Condensed Financial Statements
                       September 30, 1995
                          (Unaudited)

Basis of Presentation

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position, results of operations, and cash flows for the interim periods to which the report relates. The results of operations for the nine and three month periods ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the 1994 balances to conform to the 1995 presentation. The notes included herein should be read in conjunction with the notes to financial statements of the Company at December 31, 1994 and for the three years then ended, included in the Company's Annual Report on Form 10-K.

Business

Research Frontiers Incorporated (the Company) is primarily engaged in the development and marketing of technology and devices to control the flow of light. Such devices, often referred to as "light valves" or suspended particle devices (SPDs), use a suspension of microscopic particles that is either in the form of a liquid suspension or a film, usually enclosed between two glass or plastic plates, at least one of which is transparent.

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

Results of Operations for the Nine Month Periods Ended
September 30, 1995 and 1994

The Company earned $1,500 in fee income for the first nine months of 1995 compared to $421,840 for the first nine months of 1994. This was a result of the renegotiation by the Company of certain license agreements.

Operating expenses decreased by approximately $60,000 for the first nine months of 1995 from approximately $1,019,000 for the first nine months of 1994. This decrease was primarily a result of decreased travel and public relations costs, offset by an increase in salaries and related costs.

Research and development expenditures decreased to $1,054,929 for the first nine months of 1995 from $1,071,356 for the first nine months of 1994. This decrease was primarily the result of decreased patent expenses, offset by an increase in materials and allocated overhead costs.

Net investment income increased by $197,921 to $329,979 for the first nine months of 1995 from $132,058 for the first nine months of 1994. This increase was primarily a result of higher interest and dividend income received by the Company on its investments. In addition, the Company recorded unrealized losses on investments of $70,895 for the nine months ended September 30, 1995 compared to an unrealized loss of $174,498 for the first nine months of 1994.

As a consequence of the factors discussed above, the Company's net loss was $1,752,585 ($0.19 per share) for the first nine months of 1995 as compared to $1,710,566 ($.19 per share) for the first nine months of 1994.

Results of Operations for the Three Month Periods Ended
September 30, 1995 and 1994

The Company earned $1,500 in fee income for the third quarter of 1995 compared to $219,342 for the third quarter of 1994. This was a result of the renegotiation by the Company of certain license agreements.

Operating expenses decreased by approximately $66,000 for the third quarter of 1995 from approximately $303,000 for the third quarter of 1994. This decrease was primarily a result of decreased travel and public relations costs, offset by an increase in salaries and related costs.

Research and development expenditures decreased to $347,511 for the third quarter of 1995 from $497,700 for the third quarter of 1994. This decrease was primarily the result of decreased patent expenses, offset by an increase in materials and allocated overhead costs.

Net investment income increased by $177,259 from a loss of $102,308 for the third quarter of 1994 to income of $74,951 for the third quarter of 1995, as a result of higher interest and dividends received by the Company on its investments. In addition, the Company recognized unrealized losses on investments of $143,615 for the third quarter of 1995 compared to an unrealized gain of $260,042 for the third quarter of 1994. The decrease is primarily due to a decrease in the market value of the Company's investments during the third quarter of 1995.

As a consequence of the factors discussed above, the Company's net loss was $651,537 ($0.07 per share) for the third quarter of 1995 as compared to $423,811 ($.05 per share) for the third quarter of 1994.

Financial Condition, Liquidity and Capital Resources

During the first nine months of 1995, the Company's cash and marketable investment securities balance decreased by approximately $923,000 principally as a result of cash used to fund the Company's research and development and other operating expenses (approximately $2,012,000), unrealized losses on the Company's investments (approximately $71,000), and the decrease in accounts payable and accrued expenses of approximately $80,000, offset by investment income (approximately $330,000), and proceeds from the exercise of options and warrants (approximately $886,000). Notes receivable from officers decreased by approximately $300,000 during the first nine months of 1995. This was a result of the payment of an outstanding loan to an officer. The loan was paid with 45,545 shares of the Company's common stock held by the officer, which shares were immediately retired by the Company. At September 30, 1995, the Company had working capital of $6,197,261 and its stockholders' equity was $6,360,988. Since the end of the third quarter, the value of one of the Company's investments decreased by approximately $550,000. However, since the end of the third quarter the Company's working capital and the value of the Company's overall investment portfolio had a net increase of approximately $950,000 primarily as a result of the Company's receipt of approximately $1,500,000 in net proceeds from the private sale of common stock to institutional investors. These shares are subject to restrictions on their resale or transfer by such institutions for a two-year period, and the proceeds from their sale have been, or are in the process of being, invested by the Company in U.S. Treasury securities.

PART II.     OTHER INFORMATION

Item 5. Other Information

   On November 3, 1995, the Company announced that the U.S. Patent Office issued to it on October 31, 1995 two patents of potentially major importance covering electrically-powered light controlling films. There are currently 111 patents and pending patent applications covering the Company's light control technology throughout the world. These films, known as suspended particle device (SPD) films, are expected to be the key component in "smart" windows which can automatically or manually vary and control the amount of light passing through the window. Conventional shades and window blinds may be obsoleted by such windows, and substantial energy savings could be achieved as well. Smart windows could replace conventional windows in commercial buildings, residential homes, automotive vehicles, air and spacecraft, and could also be used for skylights, sunroofs, as well as interior partitions, and room dividers. Other potential uses for SPD film include large area flat panel information displays (such as stadium or traffic signs), self-dimmable automotive rear-view mirrors and sun visors, and variable light transmission eyewear and goggles.

   The Company also announced that Hankuk Glass Industries, Inc., Korea's leading flat glass manufacturer and a licensee of Research Frontiers, has been successfully developing SPD films for smart windows and has reached an advanced stage of development. Because Hankuk's current license with Research Frontiers only covers architectural smart windows, at Hankuk's request, Research Frontiers and Hankuk have commenced negotiations which may lead to additional license agreements relating to the manufacture of SPD film and other SPD products, although there can be no assurance that such additional license agreements will be consummated, or that any licensee of the Company will succeed at introducing commercial products using the Company's technology.

Item 6.    Exhibits and Reports on Form 8-K

   (a)    Exhibits. None

   (b) Reports on Form 8-K. The Company filed with the Commission a Current Report on Form 8-K dated August 2, 1995 which disclosed in Item 5 the Company's new non-exclusive license agreement with General Electric Company regarding the manufacture and sale of SPD film.

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


Date: November 14, 1995