Form 10-K405
period 1995-12-31
RESEARCH FRONTIERS INC
filed 1996-03-27
CIK 793524

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of
                  THE SECURITIES AND EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1995  Commission File Number 1-9399

                      RESEARCH FRONTIERS INCORPORATED
          (Exact name of registrant as specified in its charter)

                           DELAWARE                             11-2103466
               (State or other jurisdiction of              (I.R.S. Employer
               incorporation or organization)               Identification No.)

          240 CROSSWAYS PARK DRIVE
          WOODBURY, NEW YORK                                11797-2033
  (Address of principal executive offices)                  (Zip Code)

     Registrant's telephone number, including area code (516) 364-1902

        Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of Exchange
          Title of Class                          on Which Registered

  COMMON STOCK, $0.0001 PAR VALUE                 Boston Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act:
                                        NONE
                             (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 27, 1996 there were 9,825,763 shares of Research Frontiers Incorporated common stock outstanding (of which 1,305,294 shares were held, either directly or indirectly, by affiliates of the Company), and the aggregate market value of the common shares (based upon the closing trading price of these shares on NASDAQ on March 27, 1996) held by non-affiliates was approximately $75,619,162. In making this computation, all shares known to be owned by directors and executive officers of the Company and all shares known to be owned by other persons holding in excess of 5% of the Company's common stock have been deemed held by "affiliates" of the Company. Nothing herein shall prejudice the right of the Company or any such person to deny that any such director, executive officer, or stockholder is an "affiliate."

                       Exhibit Index at pages 15-18

                            Page 1 of 34 pages

                              PART I

ITEM 1.  BUSINESS

General

     Research Frontiers Incorporated (the "Company") was incorporated in
New York in 1965 and reincorporated in Delaware in 1989. Since its inception, the Company has primarily engaged in the development and licensing of suspended particle technology and devices to control the transmission of light. Such suspended particle devices, often referred to as "SPDs" or "light valves" use a suspension of microscopic particles that is either in the form of a liquid suspension or a film, which is usually enclosed between two conductively-coated glass or plastic plates, at least one of which is transparent. When an electrical voltage is applied, the microscopic particles are aligned, thereby permitting a range of transparency within which light transmission can be rapidly varied to any degree desired depending upon the voltage applied. The first light valve of this type was invented by Dr. Edwin Land of Polaroid Corporation in 1934. Since its incorporation the Company has developed its own technology embodied in patents, trade secrets and know how. Light valves using the Company's proprietary suspensions and related technology may have wide commercial applications in devices of many types where variable light transmission is desired, such as "smart" windows, variable light transmission eyewear and goggles, self-dimmable automotive sunroofs, sun visors and mirrors, and flat panel information displays for use in computers, televisions, telephones and other electronic instruments.

     The Company expects to compete against various technologies that are currently being used commercially. In particular, the Company expects to compete on the basis of the performance characteristics of its products with liquid crystal displays ("LCDs"). An LCD is generally similar in construction to an SPD display, but instead of a fluid or film suspension, utilizes an organic material called a liquid crystal which, although comprised of molecules that flow like a liquid, has some of the characteristics of solid crystals. Like SPD displays, LCDs are "passive" devices which do not generate light, but merely reflect or modulate existing light. The current market for flat panel LCDs was estimated by others to be approximately $10 billion, and market research studies project LCD sales of about $15.4 billion per year by the year 1997. The Company believes that some of its licensees using SPD displays may begin to challenge liquid crystal displays for part of the LCD market during the next several years.

     The Company believes that its SPD light valves and related technology have significant advantages over existing display devices and related technology. In comparison to existing twisted nematic type LCDs, the Company's SPD displays are believed to have (i) higher contrast and brightness, (ii) lower estimated production costs, (iii) a less complex fabrication procedure, (iv) a wider angle of view, (v) the ability to function over a wider temperature range, (vi) less stringent internal spacing tolerances, (vii) the ability to make large area displays without using sheet polarizers or alignment layers, and (viii) lower light loss and a corresponding reduction in backlighting requirements. With respect to other types of displays which emit their own light, such as light-emitting diodes (LEDs) and cathode ray tubes (CRTs), the Company's SPD light valves should have the advantages of lower power consumption and make possible larger displays that are easier to read in bright light.

     The Company also believes that its SPD light valve technology will have certain advantages over other technologies in the production of so-called "smart windows," windows which electrically vary the amount of light passing through them, and in the production of self-dimmable automotive rear-view mirrors. The differences between the competing technologies for use in variable light transmission windows and mirrors should favor SPDs in some important respects.

     Variable light transmission technologies can be classified into two basic types: "smart" technologies that can be controlled by the user either automatically or manually, and passive technologies that can only react to ambient environmental conditions. One type of passive variable light transmission technology is photochromic technology; such devices change their level of transparency in reaction to external radiation. As compared to photochromic technology, the Company's technology permits the user to adjust the amount of light passing through the viewing area of the device rather than merely reacting to external radiation. In addition, the reaction time necessary to change from light to dark with SPDs is almost instantaneous, as compared to the much slower reaction time for photochromic devices. Unlike SPD technology, photochromic technology does not function well within the temperature range in which smart windows are normally expected to operate.

     Another category of variable light transmission window technology comprises user-controllable "smart" technologies: These "smart" technologies include electrochromic technology, liquid crystal technology, and the Company's SPD technology.

     Electrochromic Technology: When compared to electrochromic windows and rear-view mirrors, which use a direct current voltage to alter the molecular structure of electrochromic materials (which currently can be in the form of either a liquid, gel or solid film) causing the material to darken, SPDs have numerous potential performance, manufacturing and cost advantages. In comparing the Company's SPD light valves to electrochromic technologies, SPDs are expected to have some or all of the following advantages: (i) faster response time, (ii) higher manufacturing yields, (iii) a simpler manufacturing process requiring less expensive equipment, (iv) lower estimated manufacturing costs, (v) more reliable performance over a wider temperature range, (vi) capability of achieving darker off-states, (vii) lower current drain, (viii) higher estimated battery life in applications where batteries are used, (ix) no "iris effect" (where light transmission changes first occur at the outside of a window or mirror and then work their way toward the center) when changing from clear to dark and back again, and (x) the ability to use SPDs in conjunction with plastic materials.

     Liquid Crystal Technology: To date, the main type of liquid crystal smart window was produced by Taliq Corp. (a subsidiary of Raychem Corp. which has since discontinued its operations and licensed its technology to others), Polytronix, Inc. and 3M. These windows are very expensive
(having an estimated installed cost of about $85-100 per square foot), and only change from a cloudy opaque milky-white to a hazy clear state, with no useful intermediate states. As compared to liquid crystal windows, SPD smart windows should be substantially less expensive to produce, could be viewed at wide angles without a light scattering haze effect when activated, would operate over a wider temperature range, and would permit an infinite number of intermediate states between a transparent state with no visible haze to a dark blue state.

     LCDs and other types of displays, as well as electrochromic self-dimmable rear-view mirrors, are already on the market, whereas the performance and long-term reliability of SPD light valves have not yet been fully ascertained. The companies manufacturing LCD and other display devices, LCD windows, and electrochromic self-dimmable rear-view mirrors, have substantially greater financial resources and manufacturing experience than the Company. There is no assurance that comparable systems having the same advantages of the Company's SPD light valves could not be developed by competitors at a lower cost or that other products could not be developed which would render the Company's products difficult to market or technologically or otherwise obsolete.

     In each of the last three fiscal years the Company has devoted substantially all of its time to the development of one class of products and therefore revenue analysis per class is not provided herein.

     The Company does not believe that future sales will be seasonal in any material respect. Due to the nature of the Company's business operations and the fact that the Company is not presently a manufacturer, there is no backlog of orders for the Company's products.

     The Company believes that compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will not have a material effect upon the capital expenditures, earnings and competitive position of the Company. The Company has no material capital expenditures for environmental control facilities planned for the remainder of its current fiscal year or its next succeeding fiscal year.

     On March 27, 1996, the Company had eleven full-time employees, six of whom are technical personnel, and five of whom perform legal, investor relations, and administrative functions. The success of the Company is dependent on, among other things, the services of its senior management, the loss of whose services could have a material adverse effect upon the prospects of the Company.

Licensing Activities

     The Company's current marketing efforts have taken the form of offering other companies (both domestic and foreign) the opportunity to enter into license agreements with the Company for one or more specific fields of use. The following table summarizes the Company's existing license and option agreements:

Licensee or Optionee     Products covered                        Territory

General Electric Company    SPD film for other licensees and     Worldwide
                             prospective licensees

Glaverbel, S.A.            Automotive vehicle rear-view mirrors  Worldwide

Glaverbel, S.A.             Transportation vehicle sun visors    Worldwide

Hankuk Glass Industries, Inc. Architectural Windows              Korea
                                                                 (with limited
                                                                 export rights)

Japan Steel Works Ltd, and    Architectural Windows              Japan
Central Glass Company Ltd.                                       (with limited
                                                                 export rights)

Saint Gobain Vitrage, S.A.    Architectural Windows              Worldwide
(option)                                                         (except Korea
                                                              and South America)

Sanyo Electric Co., Ltd.      Flat panel displays                Worldwide

     Licenses generally provide for a 3-5% royalty on the sale of licensed products and may provide for minimum annual royalties. The Company's license agreements typically allow the licensee to terminate the license after some period of time, and give the Company only limited rights to terminate prior to their expiration. The licenses granted to Glaverbel are exclusive subject to these licenses becoming non-exclusive if certain future sales milestones are not met, and the license granted to Hankuk is exclusive within Korea through July 1998.

     On August 2, 1995, the Company announced that it had entered into
a license agreement with General Electric Company.   The agreement grants
GE a non-exclusive license to manufacture films incorporating the Company's proprietary suspended particle device (SPD) light control technology to a selected list of Research Frontiers' licensees and prospective licensees for a variety of applications. SPD film permits light transmission to be electrically controlled instantly either automatically or by the user. Devices which can use SPD technology include variable light transmission "smart" windows, variable light transmission eyewear and goggles, self-dimmable automotive sunroofs, sun visors and rear-view mirrors, and flat panel information displays for use in computers, television, telephones and other electronic instruments. The Company believes that having a third party which can provide high-quality SPD film for the Company's licensees and prospective licensees is an important step towards the commercialization of SPD technology. In addition, the Company believes that some of the world's leading manufacturers prefer to purchase SPD film from others, rather than making it internally, and that if SPD film is commercially available, this would greatly enlarge the universe of potential licensees and users for SPD technology.

     In November 1995, the Company announced that Hankuk Glass
Industries, Inc. has been successfully developing SPD films for smart windows and had reached an advanced stage of development. In January
1996, it was reported to the Company that Hankuk had recently demonstrated publicly at the New Glass Forum in Tokyo a prototype SPD smart window measuring approximately 2.5 feet by 3 feet in size. Hankuk's current license with Research Frontiers only covers architectural smart windows. At
Hankuk's request, Research Frontiers and Hankuk have commenced negotiations which are continuing which may lead to one or more additional license agreements relating to the manufacture of SPD film and other SPD products.

     On April 30, 1992 the Company announced that The Japan Steel
Works, Ltd. had reported installing a wall of variable light transmission "smart" windows in a newly-constructed office building near Tokyo. The wall of "smart" windows, which serves as a conference room partition, is comprised of a total of 50 windows, each about 1.5 feet square, arranged in a pattern five windows high by 10 windows wide, which utilizes the Company's liquid suspension light control technology. The Japan Steel Works and Central Glass Company currently do not have licensed rights to use the film form of the Company's SPD technology.

     On May 25, 1994, the Company announced that it had signed an option-license agreement with Saint-Gobain Vitrage International SA (now known as Saint-Gobain Vitrage, SA). The agreement, as amended, gave Saint-Gobain the option through December 31, 1995 (with the right to further extend the option until August 31, 1996) to enter into a non-exclusive license agreement with the Company which covers the manufacture and sale of variable light transmission "smart" windows for architectural applications using Research Frontiers' patented SPD technology. If Saint-Gobain exercises the option and enters into the license agreement, Saint-Gobain would pay Research Frontiers a royalty of five percent of net sales of licensed products, subject to the payment of minimum annual royalties or an up-front fee which, under the terms of the original option-license agreement, remained to be negotiated. Because negotiations have now begun with Saint-Gobain with respect to the fees or royalties payable under the license agreement, Saint-Gobain and Research Frontiers mutually agreed to extend the two expiration dates under the option agreement to June 30, 1996 and December 31, 1996. In addition, discussions have commenced with Saint-Gobain regarding the availability of SPD licenses for applications in addition to architectural windows.

     The Company's licensee, Glaverbel, S.A., has requested that Research Frontiers grant to it additional non-exclusive licenses covering architectural and automotive windows. Accordingly, the Company has commenced negotiations with Glaverbel relating to a new license agreement that would replace existing agreements and would encompass the aforesaid fields of use as well as transportation vehicle rear-view mirrors and sun visors already licensed by the Company to Glaverbel. The Company has briefly extended certain time periods under Glaverbel's two existing license agreements to permit these additional negotiations to be concluded. In addition, Glaverbel has filed patent applications to protect several important inventions relating to the production of simple low-cost electronics, the filling of cells, and meeting government regulations relating to the reflectivity of rear-view mirrors in the unactivated state. Glaverbel has also made very attractive prototype SPD rear-view mirrors which have been demonstrated to numerous potential customers. Notwithstanding these impressive accomplishments, due to the complexity of developing, manufacturing and marketing SPD mirror products and Glaverbel's limited technical, financial and other resources, the Company believes that Glaverbel probably will require or find it advantageous to have the assistance of others to produce and sell SPD rear view mirrors. As a result, Glaverbel, Research Frontiers, and one or more third parties such as a tier-one automotive industry supplier may explore the possibility of a joint venture or other arrangement to commercialize SPD rear-view mirror products. In comparing rear-view mirrors using SPD technology to rear-view mirrors such as those currently being produced for the automotive industry which use electrochromic technology, SPD mirrors are expected to have the following advantages: (1) a much faster response time promoting safer operation, and (2) ability to use their virtually instantaneous reaction time, to feature "real-time" switching in which the mirror can automatically adjust to an infinite number of intermediate levels of glare reduction, rather than merely switching from light to dark. In addition, self-dimmable SPD rear-view mirrors do not have the yellow tint normally associated with most electrochromic mirrors.

     While the Company believes based upon the status of current negotiations that negotiations with Glaverbel, Hankuk Glass Industries, and Saint-Gobain are likely to be concluded in the near future, there can be no assurance that any such additional license agreements will be consummated, or that any licensee of the Company will produce or sell commercial products using the Company's technology.

     The Company plans to continue to exploit its SPD light valve technology by entering into additional license agreements with end-product manufacturers such as manufacturers of flat glass, flat panel displays, sunglasses and ski goggles, and with other interested companies who may wish to acquire rights to manufacture and sell the Company's proprietary fluid suspensions and films. The Company's plans also call for further development of its SPD light valve technology and the provision of additional technological assistance to its licensees to develop commercially viable products. The Company cannot predict when or if new license agreements will be entered into or if commercial products will result from its existing or future licenses because of the risks inherent in the developmental process and because commercialization is dependent upon the efforts of its licensees as well as on the continuing research and development efforts of the Company. To date, no licensed products have been sold under any of the Company's license agreements.

Research and Development; Technological Developments

     As a result of the Company's research and development efforts, the Company believes that its SPD light valves will be usable in a number of commercial products. Such products may include "smart" windows, variable light transmission eyewear and goggles, self-dimmable automotive sunroofs, sun visors and mirrors, and instruments and other information displays that use digits, letters, graphic images, or other symbols to supply information, including scientific instruments, aviation instruments, automobile dashboard displays and, if certain improvements can be made in various features of the Company's SPD light valves, portable computer displays and flat panel television displays. The Company believes that most of its research and development efforts have applicability to products that may incorporate the Company's technology. Although the Company believes that the state of development of its technology is sufficiently advanced that commercial products should be producible hereafter by its licensees, such potential commercialization is beyond the control of the Company. In addition, the Company intends to continue its research and development efforts for the foreseeable future to improve its SPD light valve technology and thereby assist in the potential commercialization of the Company's SPD light valve technology by the Company's licensees.

     The Company has devoted most of the resources it has heretofore expended to research and development activities with the goal of producing commercially viable light valves and already has developed working prototypes of its SPD light valves for several different applications including smart windows, eyewear, mirrors and flat panel displays. The Company expended approximately $1,410,000, $1,396,000, and $1,301,000 during the years ended December 31, 1995, 1994, and 1993, respectively, for research and development. The Company plans to engage in substantial continuing research and development activities. Six of the Company's eleven full-time employees are principally engaged in the Company's research and development activities. The Company's main goals in its research and development will be (i) developing suspensions that change their transparency with greater speed, (ii) increasing the light transmission range obtainable from the Company's suspensions, (iii) developing particles to be used in the suspensions that absorb different wavelengths of light so that fluid suspensions and light valves can be produced in a variety of colors, and
(iv) reducing the voltage required to operate SPDs.

     In June 1994, the Company announced that it had developed a new prototype SPD flat panel display which operates at substantially lower voltages than previous prototypes. In January 1995, the Company announced that it had successfully developed, with the collaboration of London's Imperial College of Science, Technology and Medicine, a new type of high-information flat panel display using SPD technology which can offer display manufacturers and users an attractive alternative to liquid crystal displays
(LCDs). SPD displays offer high information content as well as good brightness and contrast with an excellent angle of view due to the elimination of light-absorbing sheet polarizers. This should make SPD displays simpler than LCDs to construct and could also reduce backlighting requirements. Such SPD displays are intended for use in computers, flat television sets, telephones and other electronic instruments, and will be demonstrated to the Company's existing and prospective licensees for these applications. With further development, the Company believes that larger size high information content display prototypes using the Company's suspensions and having color capability will be demonstrable.

     In March 1989, the Company announced that it had successfully developed and tested a prototype pair of electrically controllable variable light transmission sunglasses. Eyewear products incorporating the Company's technology should have the advantage of having a fast response time. Sunglasses and ski goggles incorporating the Company's technology should have the additional advantage of being controllable by the user as well as merely reacting to external radiation. Although in recent years the Company has concentrated its efforts in the flat panel display, smart window, and automotive application areas, the Company has recommenced work on producing more advanced eyewear prototypes using SPD film. The Company believes that advanced eyewear prototypes, if successfully developed, will aid the Company's efforts to license its SPD light valve technology for eyewear.

     In June 1991, the Company announced the development of a film form of its fluid suspensions for SPD light valves. In September 1992, the Company announced a dramatically improved film which had reduced haze to less than one-sixth of former levels and demonstrated remarkable clarity.
In January 1993, the Company announced a further improvement in its film which substantially reduced the voltage necessary to operate film SPD light valves. The Company's low-haze film is expected to reduce manufacturing costs, eliminate the risk of leakage, and facilitate the use of SPD light valves in large sizes and unusual shapes. The low-voltage film should further simplify the manufacturing and operation of products using this technology.

Patents and Proprietary Information

     The Company has 19 United States patents in force.  Seven United
States patent applications are pending. The Company's United States patents expire at various dates from 1997 through 2013. The Company has approximately 23 issued patents and a substantial number of patent applications pending in foreign countries. The Company's foreign patents expire at various dates from 1998 through 2014. The Company believes that its SPD light valve technology is adequately protected by its patent position and by its proprietary technological know-how. However, the validity of the Company's patents has never been contested in any litigation. To a lesser extent, the Company relies on trade secrets and nondisclosure agreements to protect its technology. The Company generally requires any employee, consultant, or licensee having access to its confidential information to execute an agreement whereby such person agrees to keep such information confidential.

Rights Plan

     In February 1993, the Company's Board of Directors declared a dividend distribution of one Right for each outstanding share of Company common stock to stockholders of record at the close of business on April 12, 1993. If a person or group has acquired beneficial ownership of, or commences a tender or exchange offer for, 20% or more of the Company's
Common Stock, unless redeemed by the Company's Board of Directors, each Right entitles the holder (other than the acquiring person) to purchase from the Company $90 worth of Common Stock for $45. If the Company is merged into, or 50% or more of its assets or earning power is sold to, the acquiring company, the Rights will also enable the holder (other than the acquiring person) to purchase $90 worth of common stock of the acquiring company for $45. The Rights will expire at the close of business on February 16, 2003, unless earlier redeemed by the Company at a price of $.0000424 per Right. The Rights are not exercisable during the time when they are redeemable by the Company. The above description highlights some of the features of the Company's Rights Plan and is not a complete description of the Rights Plan. A more detailed description and a copy of the Rights Plan is available from the Company upon request.

ITEM 2.  PROPERTIES

     The Company currently occupies approximately 8,100 square feet of space at a minimum annual rental of approximately $97,000 for its executive office and research facility at 240 Crossways Park Drive, Woodbury, New
York 11797 under a lease expiring January 31, 1999. The Company believes that its space, including its laboratory facilities, is adequate for its present needs.

ITEM 3.  LEGAL PROCEEDINGS

     There are no legal proceedings pending by or against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                             PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY
        AND RELATED STOCKHOLDER MATTERS

(a)  Market Information

     (1) The Company's common stock is primarily traded on the NASDAQ SmallCap Market and is also traded on the Boston Stock
Exchange. As of March 27, 1996, there were 9,825,763 shares of common stock outstanding.

     (2) The following table sets forth the range of the high and low selling prices (as provided by the National Association of Securities Dealers) of the Company's common stock for each quarterly period within the past two fiscal years:

          Quarter Ended            Low       High

          March 31, 1994           7.500     11.250
          June 30, 1994            6.875     10.500
          September 30, 1994       6.875      8.750
          December 31, 1994        4.625      7.375
          March 31, 1995           5.125      8.000
          June 30, 1995            5.750      8.750
          September 30, 1995       6.875     16.875
          December 31, 1995        8.500     15.000


These quotations may reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

(b)  Approximate Number of Security Holders

     As of March 27, 1996, there were 616 holders of record of the Company's common stock.

(c)  Dividends

     The Company did not pay dividends on its common stock in 1995 and does not expect to pay any cash dividends in the foreseeable future. There are no restrictions on the payment of dividends.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected data regarding the Company's operating results and financial position. The data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto, all of which are contained in this Annual Report on Form 10-K.

                                     Year Ended December 31,
                             1995        1994     1993       1992      1991
Statement of
 Operations Data:
 Fee Income             $    1,500   $574,965   $206,607   $278,393  $ 352,000
 Operating expenses      1,226,691  1,325,761  1,005,107    812,199    549,161
 Research and development1,410,443  1,395,942  1,300,726  1,049,369    861,228
                         2,637,134  2,721,703  2,305,833  1,861,568  1,410,389
Operating Loss          (2,635,634)(2,146,738)(2,099,226)(1,583,175)(1,058,389)
 Net investment income     (14,988)    91,816    257,842    284,334     15,155
 Unrealized gain (loss)
   on investments         (268,100)  (868,786)    24,089    (55,206)        --
 Net loss               (2,918,722)(2,923,708)(1,817,295)(1,354,047)(1,043,234)
 Net loss per share (1)       (.32)      (.33)      (.24)      (.19)      (.20)
 Dividends per share            --         --         --         --         --

                                     As of December 31,
                             1995        1994     1993       1992      1991

Balance Sheet Data:
 Total current assets   $9,871,002 $7,232,454 $9,883,504  $3,860,355  $4,759,080
 Total assets           10,026,113  7,425,278 10,047,596   4,012,287   4,923,753
 Long-term debt,
  including accrued
   interest                    --         --          --          --      10,381
 Total shareholders'
    equity             $9,783,060  $7,234,613 $8,103,776  $3,824,023  $4,723,993

(1) Per share figures have been restated to reflect the 50% common stock dividend paid by the Company on July 15, 1993 and the 25% common stock dividend paid by the Company on February 15, 1994.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Year Ended December 31, 1995 Compared to the Year Ended December 31, 1994

     The Company earned $1,500 in fee income for the year ended
December 31, 1995 compared to $574,965 for the year ended December 31, 1994. This was a result of income which was recognized by the Company in 1994 in connection with an option agreement entered into between the Company and Saint-Gobain Vitrage S.A. as well as the renegotiation by the Company of certain license agreements, including the levels of minimum annual royalties payable thereunder.

     Operating expenses decreased by approximately $99,000 to $1,226,691 for the year ended December 31, 1995 from $1,325,761 for the year ended December 31, 1994. This decrease was primarily a result of decreased travel and public relations costs, office supplies and depreciation expense, partially offset by an increase in salaries, utilities and insurance costs.

     Research and development expenditures increased to $1,410,443 for the year ended December 31, 1995 from $1,395,942 for the year ended
December 31, 1994, primarily as a result of increased salaries, consultant fees, and related expenses as well as higher costs for materials used in research. Management estimates that research and development costs for 1996 will reflect a modest increase over 1995 levels. Such costs, however, cannot be predicted with any significant degree of accuracy since they will be based on future staffing levels, which in turn will be dependent upon new developments and the degree of support necessary to assist existing and prospective licensees.

     Net investment income decreased by approximately $107,000 from $91,816 for the year ended December 31, 1995 to a net investment loss of $14,988 for the year ended December 31, 1995. This decrease was a result of higher realized losses incurred by the Company on its investments in 1995, partially offset by higher interest and dividend income. The unrealized loss on investments decreased to $268,100 for the year ended December 31, 1995 from $868,786 for the year ended December 31, 1994.
This decrease was primarily the result of the sale of securities resulting in realized losses in 1995 as opposed to unrealized losses in 1994.

     The net loss was $2,918,722 ($.32 per share) for the year ended December 31, 1995 as compared to $2,923,708 ($.33 per share) for the year ended December 31, 1994. The decrease in the net loss was a result of the combined effect of the factors discussed above, with realized and unrealized investment losses accounted for over 31% of the Company's total losses. Because the Company invested a large part of the cash it received from the sale of common stock and the exercise of options and warrants in short-term U.S. Treasury securities, the Company expects significant reductions in its realized and unrealized losses on investments in 1996.


Year Ended December 31, 1994 Compared to the Year Ended December 31, 1993

     Fee income increased to $574,965 for the year ended December 31, 1994 from $206,607 for the year ended December 31, 1993. This increase is primarily the result of income which was recognized by the Company in 1994 in connection with an option agreement entered into between the Company and Saint-Gobain Vitrage S.A.

     Operating expenses increased to $1,325,761 for the year ended December 31, 1994 from $1,005,107 in 1993. This increase was primarily the result of increased salaries and public relations costs, as well as increased rent due to an expansion of the Company's facilities.

     Research and development costs increased to $1,395,942 for the year ended December 31, 1994 from $1,300,726 for 1993, primarily as a result of increased salaries and consultant fees and related expenses as well as higher costs for materials used in research and the purchase of new laboratory equipment.

     Net investment income decreased by approximately $166,000 from $257,842 in 1993 to $91,816 in 1994. This decrease was a result of higher realized losses incurred by the Company on its investments in 1994, partially offset by greater interest and dividend income. The unrealized loss on investments was $868,786 for 1994 due to a significant decline in the market value of certain of the Company's investments, mainly caused by a decline in the U.S. and global bond markets.

     The net loss was $2,923,708 ($.33 per share) for 1994 as compared to $1,817,295 ($.24 per share) for 1993. The increase in the net loss was a result of the combined effect of the factors discussed above, with realized and unrealized investment losses accounting for over 47% of the Company's total losses.

Financial Condition, Liquidity and Capital Resources

     During the year ended December 31, 1995, the Company's cash and marketable investment securities balance increased by approximately $2,610,000 from $7,155,204 for the year ended December 31, 1994 to $9,764,881 for the year ended December 31, 1995. This increase was primarily due to the proceeds from the issuance of common stock ($5,474,242); partially offset by (i) the Company's loss from operations ($2,635,634); and (ii) its unrealized loss on investments ($268,100). At December 31, 1995, the Company had working capital of $9,627,949 and its stockholders' equity was $9,783,060.

     The Company expects to use its cash and short-term investments to fund its research and development of SPD light valves and for other working capital purposes. The Company's working capital and capital requirements depend upon numerous factors, including the results of research and development activities, competitive and technological developments, the timing and cost of patent filings, and the development of new licensees and changes in the Company's relationships with its existing licensees. The degree of dependence of the Company's working capital requirements on each of the foregoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements;
the addition of new licensees would provide additional working capital, and changes in relationships with existing licensees would have a favorable or negative impact depending upon the nature of such changes. Based upon existing levels of expenditures, assumed ten percent annual increases therein, existing cash reserves and budgeted revenues, the Company believes that it would not require additional funding for the next three to four years. There can be no assurance that expenditures will not exceed the anticipated amounts or that additional financing, if required, will be available when needed or, if available, that its terms will be favorable or acceptable to the Company. Eventual success of the Company and generation of positive cash flow will be dependent upon the commercialization of products using the Company's technology by the Company's licensees and payments of continuing royalties on account thereof.

Inflation

     The Company does not believe that inflation has a significant impact on its business.

Impact of New Accounting Standards

     In October 1995, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (Statement 123). Statement 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. The Statement also applies to transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees. Statement 123 encourages a fair value based method of accounting for employee stock options or similar equity instruments.
Entities electing not to adopt a fair value method must make proforma disclosures of net income and earnings per share as if a fair value based method had been applied. The Statement requires a fair value method for stock options or similar equity instruments issued to nonemployees.  The
Statement is effective for fiscal year 1996.   The Company does not expect
that it will adopt a fair value based method and therefore does not expect that the adoption of Statement 123 will have a material impact on its financial position or results of operations.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements listed in Item 14(a)(1) and (2) are included in this Report beginning on page F-1.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                             PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Commission on or before April 29, 1996, in connection with the Company's Annual Meeting of Stockholders scheduled to be held on June 13, 1996.

ITEM 11.   EXECUTIVE COMPENSATION

     The information required by this Item 11 is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Commission on or before April 29, 1996, in connection with the Company's Annual Meeting of Shareholders scheduled to be held on June 13, 1996. Notwithstanding anything to the contrary set forth herein or in any of the Company's past or future filings with the Securities and Exchange Commission that might incorporate by reference the Company's definitive Proxy Statement, in whole or in part, the report of the compensation committee and the stock price performance graph contained in such definitive Proxy Statement shall not be incorporated by reference into this Annual Report on Form 10-K or in any other such filings.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Commission on or before April 29, 1996, in connection with the Company's Annual Meeting of Stockholders scheduled to be held on June 13, 1996.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Commission on or before April 29, 1996, in connection with the Company's Annual Meeting of Stockholders scheduled to be held on June 13, 1996.

                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) and (2)  Financial Statements and Financial Statement Schedules

     The following financial statements of Research Frontiers Incorporated, the related notes thereto, together with the report thereon of KPMG Peat Marwick LLP are filed under Item 8 of this Report.

Independent Auditors' Report . . . . . . . . . . . . . . . . . . . .        F-1

Financial Statements:

    Balance Sheets,
         December 31, 1995 and 1994. . . . . . . . . . . . . . . . .        F-2

    Statements of Operations,
       Years Ended December 31, 1995, 1994 and 1993. . . . . . . .          F-3

    Statements of Shareholders' Equity,
       Years Ended December 31, 1995, 1994 and 1993. . . . . . . .          F-4

    Statements of Cash Flows,
       Years Ended December 31, 1995, 1994 and 1993. . . . . . . .          F-5

tes to Financial Statements. . . . . . . . . . . . . . . . . . . .          F-6

     All schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

     (a)(3)     Exhibits                                     Page

3.1 Restated Certificate of Incorporation of the Company. Previously filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994, and incorporated herein by reference.

3.2 Amended and Restated Bylaws of the Company. Previously filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.

4.1 Form of Common Stock Certificate. Previously filed as an Exhibit to the Company's Registration Statement on Form S-18 (Reg. No. 33-5573NY), declared effective by the Commission on July 8, 1986, and incorporated herein by reference.

4.2     Rights Agreement dated as of February 16, 1993 between
        Research Frontiers Incorporated and Continental Stock Transfer & Trust Company, as Rights Agent, which includes as Exhibit A thereto the Form of Rights Certificate. Previously filed as an Exhibit to the Company's Registration Statement on Form 8-A dated February 16, 1993, and incorporated herein by reference.

10.1*   Amended and Restated Employment Contract effective January
        1, 1989 between the Company and Robert L. Saxe. Previously filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.

10.2* Amended and Restated 1983 Stock Option Plan. Previously filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Reg. No. 33-53030) filed with the Commission on October 6, 1992, and incorporated herein by reference.

10.3* Amended and Restated 1986 Stock Option Plan. Previously filed as Exhibit 4.2 to the Company's Registration Statement on Form S-8 (Reg. No. 33-53030) filed with the Commission on October 6, 1992, and incorporated herein by reference.

10.4* Amended and Restated 1992 Stock Option Plan. Previously filed as Exhibit 4 to the Company's Registration Statement on Form S-8 (Reg. No. 33-86910) filed with the Commission on November
        30, 1994, and incorporated herein by reference.

10.5* Form of Stock Option Agreement between the Company and recipients of stock options issued pursuant to the Company's
        Stock Option Plans. Previously filed as part of Exhibits 4.1, 4.2, and 4.3 to the Company's Registration Statement on Form S-8
        (Reg. No. 33-53030) filed with the Commission on October 6,
        1992, and incorporated herein by reference.

10.6 Lease Agreement dated November 7, 1986, between the Company and Industrial & Research Associates Co. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1986 and incorporated herein by reference.

10.6.1 First Amendment to Lease dated November 26, 1991 between the Company and Industrial and Research Associates Co. Previously filed as an Exhibit to Amendment No. 1 to the Company's
        Registration Statement on Form S-1 (Reg. No. 33-43768) declared effective by the Commission on December 17, 1991, and incorporated herein by reference.

10.6.2 Second Amendment to Lease dated March 11, 1994 between the Company and Industrial and Research Associates Co. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.

10.7    License Agreement dated February 16, 1989 among the
        Company, the Japan Steel Works, Ltd. and the Central Glass Company, Ltd. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988 and incorporated herein by reference.

10.8 License Agreement dated June 15, 1990 between the Company and Hankuk Glass Industry Co., Ltd. and related Korean government approval of the agreement dated July 4, 1990, with English translation attached. Previously filed as an Exhibit to Amendment No. 1 to the Company's Registration Statement on
        Form S-2 (Reg. No. 33-35130) declared effective by the Commission on August 7, 1990, and incorporated herein by reference.

10.9    Financial Consulting Agreement between the Company and
        Paulson Investment Company, Inc. Previously filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference.

10.10 License Agreement dated April 23, 1992 between the Company and Glaverbel, S.A. Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1992, and incorporated herein by reference.

10.10.1 Amendment Agreement effective as of May 14, 1993 amending License Agreement dated April 23, 1992 between the Company and Glaverbel, S.A. Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1993 and incorporated herein by reference.

10.11   License Agreement effective as of March 2, 1994 between the
        Company and Glaverbel, S.A. Previously filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.12   Option Agreement effective as of June 1, 1994 between the
        Company and Saint-Gobain Vitrage International SA (now known as Saint-Gobain Vitrage SA). Previously filed as an Exhibit to the Company's Current Report on Form 8-K dated June 9, 1994 and incorporated herein by reference.

10.13 License Agreement effective as of February 17, 1995 between the Company and Sanyo Electric Co., Ltd. Previously filed as an Exhibit to the Company's Current Report on Form 8-K/A dated
        April 17, 1995 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.14 License Agreement effective as of August 2, 1995 between the Company and General Electric Company. Previously filed as an Exhibit to the Company's Current Report on Form 8-K dated
        August 2, 1995 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

22      Subsidiaries of the Registrant - None

23      Consent of KPMG Peat Marwick LLP - Filed herewith.
_____________

*    Executive Compensation Plan or Arrangement.

     (b)  Reports on Form 8-K:

     No reports on Form 8-K have been filed by the Registrant during the last quarter of the period covered by this report.

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              RESEARCH FRONTIERS INCORPORATED



                              By:  /s/Robert L. Saxe
                                   Robert L. Saxe, President
                                     and Treasurer
                                   (Principal Executive, Financial,
                                   and Accounting Officer)

Dated:  March 27, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                     Position            Date

/s/Robert M. Budin            Director            March 27,1996
Robert M. Budin

/s/Bernard D. Gold            Director            March 27,1996
Bernard D. Gold

/s/Joseph M. Harary           Director            March 27,1996
Joseph M. Harary

/s/Robert L. Saxe             Director, President March 27, 1996
Robert L. Saxe                  and Treasurer

/s/Robert I. Thompson         Director            March 27, 1996
Robert I. Thompson

                   Independent Auditors' Report



The Stockholders and Board of Directors
Research Frontiers Incorporated:


We have audited the accompanying balance sheets of Research Frontiers Incorporated as of December 31, 1995 and 1994, and the related statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Research Frontiers Incorporated at December 31, 1995 and 1994 and the results of its operations and cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles.

As discussed in notes 2 and 3 to the financial statements, the Company changed its method of accounting for investments to adopt the provisions of Financial Accounting Standards Board's Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" in 1994.



                              /s/ KPMG PEAT MARWICK LLP


Jericho, New York
February 16, 1996

                     RESEARCH FRONTIERS INCORPORATED

                             Balance Sheets

                       December 31, 1995 and 1994

                    Assets                         1995               1994

Current assets:
 Cash                                        $     3,827,573        219,771
 Marketable investment securities (note 3)         5,937,308      6,935,433
 Accrued interest and dividends receivable            82,422         61,402
 Prepaid expenses and other current assets            23,699         15,848
                    Total current assets           9,871,002      7,232,454

Fixed assets, net (note 5)                            96,491        138,204
Deposits and other assets                             58,620         54,620

                    Total assets             $    10,026,113      7,425,278

     Liabilities and Shareholders' Equity

Current liabilities:
 Accounts payabl                                     113,120        116,690
 Accrued expenses                                    129,933         73,975

                    Total liabilities                243,053        190,665

Shareholders' equity (note 7):
 Capital stock, par value $0.0001 per share;
 authorized 100,000,000 shares, issued and
 outstanding 9,830,761 and 9,121,060 shares
 for 1995 and 1994                                      983             912
 Additional paid-in capital                      28,399,562      23,232,108
 Accumulated deficit                            (18,035,485)    (15,116,763)
                                                 10,365,060       8,116,257

 Notes receivable from officers (note 4)           (582,000)       (881,644)

    Total shareholders' equity                    9,783,060       7,234,613

Commitments (note 9)

Total liabilities and shareholders' equity  $    10,026,113       7,425,278

See accompanying notes to financial statements.


                     RESEARCH FRONTIERS INCORPORATED

                        Statements of Operations

              Years ended December 31, 1995, 1994 and 1993

                                               1995      1994          1993

  Fee income (note 8)                      $   1,500    574,965   $  206,607

  Operating expenses                       1,226,691  1,325,761    1,005,107
  Research and development                 1,410,443  1,395,942    1,300,726
                                           2,637,134  2,721,703    2,305,833

              Operating loss              (2,635,634)(2,146,738)  (2,099,226)

  Net investment income (loss)               (14,988)    91,816      257,842

  Unrealized gain (loss) on investments     (268,100)  (868,786)      24,089

              Net loss                   $(2,918,722)(2,923,708) $(1,817,295)

  Net loss per share                      $     (.32)      (.33) $      (.24)

  Weighted average number of
  common shares outstanding                9,196,479  8,768,801    7,438,657

  See accompanying notes to financial statements.

                                     RESEARCH FRONTIERS INCORPORATED
                                   Statements of Shareholders' Equity
                              Years ended December 31, 1995, 1994 and 1993

                                 Common Stock     Additional       Accumulated    Treasury       Notes
                               Shares     Amount  Paid in Capital  Deficit      Stock, at cost   Receivable     Total

Balance, December 31, 1992   3,857,095  $ 482,137   14,092,880    (10,375,760)              --    (375,234)   3,824,023

Repayment of notes by officers      --         --           --             --          (70,876)     70,876           --
Three for two stock split    1,958,377    244,797     (244,797)            --               --          --           --
Issuance of common stock,    1,061,891    132,736    6,167,075             --         (167,763)         --    6,132,048
    net of shares tendered
Issuance of common
  stock warrants                    --         --       15,000             --               --          --       15,000
Retirement of treasury stock   (22,476)    (2,810)    (235,829)            --          238,639          --           --
Net loss                            --         --           --     (1,817,295)              --          --   (1,817,295)
Loans to officers                   --         --           --             --               --     (50,000)     (50,000)

Balance, December 31, 1993   6,854,887    856,860   19,794,329    (12,193,055)              --    (354,358)   8,103,776

Five for four stock split    1,718,244    214,781     (214,781)            --               --          --           --
Adjustment of par value             -- (1,070,784)   1,070,784             --               --          --           --
Issuance of common stock       590,429         59    2,915,115             --               --          --     2,915,174
Purchase of treasury stock          --         --           --             --         (333,343)         --      (333,343)
Retirement of treasury stock   (42,500)        (4)    (333,339)            --          333,343          --            --
Net loss                            --         --           --     (2,923,708)              --          --    (2,923,708)
Repayment of note by officer        --         --           --             --               --       1,858         1,858
Loans to officers                   --         --           --             --               --    (529,144)     (529,144)

Balance, December 31, 1994   9,121,060        912   23,232,108    (15,116,763)              --    (881,644)    7,234,613

Issuance of common stock       755,246         76    5,474,166             --               --          --     5,474,242
Retirement of treasury stock   (45,545)        (5)    (306,712)            --          306,717          --            --
Net loss                            --         --           --     (2,918,722)              --          --    (2,918,722)
Repayment of note by officer        --         --           --             --         (306,717)    299,644        (7,073)

Balance, December 31, 1995   9,830,761   $    983   28,399,562    (18,035,485)              --    (582,000)    9,783,060

See accompanying notes to financial statements.

                      RESEARCH FRONTIERS INCORPORATED
                          Statements of Cash Flows
                Years ended December 31, 1995, 1994 and 1993

                                                  1995       1994       1993
Cash flows from operating activities:
 Net loss                                     $(2,918,722)(2,923,708)(1,817,295)
 Adjustments to reconcile net loss to net cash
    used in operating activities:
   Depreciation and amortization                   58,178    105,046     50,405
   Interest received on officer note receivable    (7,073)        --         --
   Issuance of common stock warrants                   --         --     15,000
   Unrealized loss (gain) on investments          268,100    868,786    (24,089)
   (Increase) decrease in accounts
       receivable, licensee                            --     30,000    (30,000)
   Increase in accrued interest and
         dividends receivable                     (21,020)   (27,409)    (9,180)
   (Increase) decrease in prepaid expenses and
      other current assets                         (7,851)    (7,596)     8,934
   Increase in deposits and other assets           (4,000)    (9,800)    (1,451)
   Increase (decrease) in accounts payable
      and accrued expenses                         52,388    (68,770)   120,278
   Increase (decrease) in deferred revenue             --         --    (49,107)
   Net sales (purchases) of investments           730,025 (2,361,560)(1,796,966)

      Net cash used in operating activities    (1,849,975)(4,395,011)(3,533,471)

Cash flows from investing activities:
 Purchases of fixed assets                        (16,465)  (123,978)   (61,114)
 Increase (decrease) in accounts payable
   for purchase of investments                         -- (1,684,385) 1,684,385

     Net cash provided by (used in)
         investing activities                     (16,465)(1,808,363) 1,623,271

Cash flows from financing activities:
 Decrease (increase) in notes receivable
     from officers                                     --   (527,286)    20,876
 Proceeds from issuances of common stock        5,474,242  2,915,174  6,061,172
 Purchase of treasury stock                            --   (333,343)        --

    Net cash provided by financing activities   5,474,242  2,054,545  6,082,048

Net increase (decrease) in cash                 3,607,802 (4,148,829) 4,171,848

Cash at beginning of year                         219,771  4,368,600    196,752

Cash at end of year                       $     3,827,573    219,771  4,368,600

Supplemental schedule of non-cash financing  $    306,717      1,858     70,876
 activities: Common stock received in payment of officer loan and interest

See accompanying notes to financial statements.

                RESEARCH FRONTIERS INCORPORATED

                 Notes to Financial Statements

                December 31, 1995, 1994 and 1993

(1)     Business

Research Frontiers Incorporated (the Company) is primarily engaged in the development and marketing of technology and devices to control the flow of light. Such devices, often referred to as "light valves" or suspended particle devices (SPDs), use microscopic particles either in the form of a liquid suspension or a film which is enclosed between two glass or plastic plates, at least one of which is transparent.

The Company has historically utilized its cash and short-term investments to fund its research and development of SPD light valves and for other working capital purposes. The Company's working capital and capital requirements depend upon numerous factors, including the results of research and development activities, competitive and technological developments, the timing and cost of patent filings, and the development of new licensees and changes in the Company's relationships with its existing licensees. The degree of dependence of the Company's working capital requirements on each of the foregoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements; the addition of new licensees would provide additional working capital, and changes in relationships with existing licensees would have a favorable or negative impact depending upon the nature of such changes. Based upon existing levels of expenditures, assumed ten percent annual increases therein, existing cash reserves and budgeted revenues, the Company believes that it would not require additional funding for the next three to four years. There can be no assurance that expenditures will not exceed the anticipated amounts or that additional financing, if required, will be available when needed or, if available, that its terms will be favorable or acceptable to the Company. Eventual success of the Company and generation of positive cash flow will be dependent upon the commercialization of products using the Company's technology by the Company's licensees and payments of continuing royalties on account thereof.

(2)     Summary of Significant Accounting Policies

   (a)  Marketable Investment Securities

In 1994, the Company adopted the provisions of Statement of Financial
Accounting Standards No. 115, "Accounting for Certain Investment in Debt and Equity Securities" (Statement 115). Prior to 1994, the Company carried its marketable investment securities at the lower of aggregate cost or market. Under Statement 115, the Company classifies its debt and marketable equity securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale.

Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized. Transfers of securities between categories are recorded at fair value at the date of transfer. Unrealized holding gains and losses are recognized in earnings for transfers into trading securities.

Dividend and interest income are recognized when earned. Cost is maintained on a specific identification basis for purposes of determining realized gains and losses on sales of investments.

   (b)  Fixed Assets

Fixed assets are carried at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets.

   (c)  Fee Income

Fee income represents amounts earned by the Company under various license and other agreements (note 8) relating to technology developed by the Company.

   (d)  Loss Per Share

Loss per share is computed based upon the weighted average number of common shares outstanding Common share equivalents were not included in the computation as their effect would be to decrease net loss per share.

   (e)  Research and Development Costs

Research and development costs are charged to expense as incurred.

   (f)  Patent Costs

The Company expenses costs relating to the development of patents.

   (g)  Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

   (h)  Fair Value of Financial Instruments

The fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

The carrying amounts of cash, prepaid expenses, accounts payable and accrued liabilities approximate fair value because of the short maturity of those instruments.

The fair value of the long-term notes receivable from officers approximates the carrying value as their stated interest rate, the broker call rate, is similar to other rates currently offered by local brokerage institutions for loans of similar terms to individuals with comparable credit risk.

(3)     Marketable Investment Securities

Marketable investment securities at December 31, 1995 consist of the following:

          Trading securities at fair value  $ 5,937,308

Fair value of corporate equity securities, U.S. government obligations and other securities are based upon quoted market prices. The gross unrealized holding losses and fair values of trading securities by major type at December 31, 1995 and 1994 were as follows:

                                      1995                      1994
                              Gross           Fair       Gross        Fair
                            unrealized        value    unrealized    Value
                              holding           of       holding       of
                            gain (loss)    investment  gain (loss)  investment

Fidelity Short-Term
  World Income Fund         $     (892)        8,801        (997)       8,696
U.S. government obligations     (7,340)    3,158,250     (39,791)   2,725,961
First Australia Prime
   Income Fund                (354,931)    2,590,257    (786,793)   2,605,812
WRT Energy Convertible
   Preferred Stock            (804,840)      180,000     (72,347)   1,579,200
Other                               --            --          25       15,764

                           $(1,168,003)    5,937,308    (899,903)   6,935,433

Maturities of investment securities were as follows at December 31, 1995:

        Due in less than one year                     $ 2,141,370
        Due after one year through five years           1,016,880
        Investments in common and preferred equities    2,779,058

                                                      $ 5,937,308

(4)     Notes Receivable from Officers

In 1987, the Company loaned one of its officers $412,500, of which $302,500 in principal remained outstanding after the officer repaid $134,085 in cash in December 1989. On January 3, 1996 this loan was repaid in full principally through the surrender of 49,528 shares of the Company's common stock. In 1992, the Company loaned this officer $72,133 which was repaid in 1993 and 1994, principally through the surrender of shares of the Company's common stock by the officer.

In 1993, the Company loaned another officer $50,000, and in 1994 the Company loaned several officers an aggregate of $529,144. In January
1995, one officer repaid in full two of these loans with an aggregate principal balance of $299,644 principally through the surrender of 45,545 shares of the Company's common stock. In connection with this repayment, the Company recorded $7,073 of interest income. Each of the aforementioned loans are due in January 1998, relate to the purchase of common stock of the Company, are collateralized by the pledge of shares of common stock of the Company, may be prepaid in part or in full without notice or penalty, are represented by a promissory note which bears interest at a rate per annum equal to the broker call rate (7.5% at December 31, 1995) in effect on the first day of each calendar quarter, and permit repayment of the loan by delivery of securities of the Company having a fair market value equal to the balance of the loan outstanding.

It is the Company's policy to record interest income on these notes as received.

(5)     Fixed Assets

Fixed assets, together with their estimated useful lives, are as follows:

                                     1995           1994   Estimated useful life

Equipment                     $   511,399        495,621          5 years
Leasehold improvements             83,974         83,287     Life of lease or
                                                              estimated life,
                                                                if shorter
                                  595,373        578,908

Less accumulated depreciation
  and amortization                498,882        440,704

                                 $ 96,491        138,204

(6)     Income Taxes

The Company utilizes the asset and liability method as required by Statement of Financial Accounting Standard No. 109 "Accounting for
Income Taxes". Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

There was no income tax expense for the years ended December 31, 1995, 1994 and 1993 due to losses incurred by the Company.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1995 and 1994 are presented below.

                                                1995        1994
Deferred tax assets:
   Net operating loss carryforward       $ 5,700,000   4,600,000
   Research and other credits                160,000     160,000
        Total gross deferred tax assets    5,860,000   4,760,000

   Less valuation allowance                5,860,000   4,760,000
                                                  --          --

The Company has recorded a valuation allowance against the deferred tax assets which will not be realized unless the Company achieves profitable operations in the future.

At December 31, 1995, the Company had a net operating loss carryforward for federal income tax purposes of approximately $15,600,000 expiring by 2010. Research and other credit carryforwards of $160,000 are available to the Company to reduce income taxes payable in future years principally through 2009.

(7)     Shareholders' Equity

(a)     Sale of Common Stock and Warrants

During 1993, the Company received approximately $6,132,000 as net proceeds from the issuance of 1,296,508 shares of common stock from a private placement, and the exercise of warrants and options.

During 1994, the Company received approximately $2,915,000 as net proceeds from the issuance of 587,607 shares of common stock from the exercise of options, warrants and unit purchase warrants held by the underwriter of the Company's 1991 public offering.

During 1995, the Company received approximately $5,474,000 as net proceeds from the issuance of 755,246 shares of common stock from a private placement, and the exercise of warrants and options.

(b)     Options, Warrants and Unit Purchase Warrants

   (i)  Options

In 1983, the shareholders approved a stock option plan which provides for the granting of incentive stock options at the fair market value at the date of grant to full-time employees (as defined) of the Company. The Company has reserved 375,000 of its stock for issuance under this plan.

In 1986, the shareholders approved a second stock option plan. This plan provides for the granting of both incentive stock options and nonqualified options at the fair market value at the date of grant to employees including both officers and members of the Board of directions. The Company originally reserved 262,500 shares of its stock for issuance under this plan. The plan was amended in 1990 to increase the number of authorized shares to 450,000.

In 1992, the shareholders approved a third stock option plan which provides for the granting of both incentive stock options at the fair market value at the date of grant and nonqualified stock options at or below the fair market value at the date of grant to employees or non-employees who, in the determination of the Board, have made or may make significant contributions to the Company in the future. The Company has reserved
468,750 shares of its stock for issuance under this plan. In 1994, the Company's shareholders approved an additional 300,000 shares for issuance under this plan.

At the discretion of the Board, options expire in ten years or less from the date of grant and are generally fully exercisable upon grant. Full payment of the exercise price may be made in cash or in shares of common stock valued at the fair market value thereof on the date of exercise. During 1995 and 1993, 21,012 and 30,257 shares, respectively, were received as payment for the exercise price of options. These shares were subsequently retired by the Company.

Summarized below are the changes in the number of options granted and available for grant during 1993, 1994 and 1995:

                                  Number of shares              Exercise
                              Granted          Available          price

Balance at December 31, 1992  463,183           391,686          $1.13-4.93
   Granted                    114,188          (114,188)          7.27-7.99
   Cancelled                  (24,146)           24,146                  --
   Exercised                 (181,167)               --           1.13-4.44

Balance at December 31, 1993  372,058           301,644          $1.13-7.99
   Shares authorized               --           300,000                  --
   Granted                    410,125          (410,125)         5.88-10.29
   Exercised                  (61,500)               --           1.65-4.93

Balance at December 31, 1994  720,683           191,519          $1.13-9.35
   Granted                    190,100          (190,100)         7.31-14.85
   Cancelled                  (21,012)           21,012                  --
   Exercised                 (124,831)               --           1.25-9.35

Balance at December 31, 1995  764,940            22,431         $1.13-14.85

At December 31, 1995, the number of options exercisable was 659,440. All share and price data have been restated to reflect the three for two stock split of June 1993 and the five for four stock split of January 1994.

   (ii) Warrants

Summarized below are the changes in the number of shares underlying warrants granted from January 1, 1993 to December 31, 1995:

                                       Number of shares               Exercise
                                 Underlying warrants granted            price

Balance at December 31, 1992               1,626,612                $1.33-6.00
   Exercised                              (1,074,393)                1.47-6.00
   Issued                                     55,125 (a)             6.00-7.27

Balance at December 31, 1993                 607,344                 1.33-7.27
   Exercised                                (526,107)                1.33-6.00
   Redeemed                                  (12,069)(b)                    --
   Issued                                    188,812 (c)             5.88-9.35

Balance at December 31, 1994                 257,980                 1.33-9.35
   Exercised                                 (27,168)                1.33-2.13
   Issued                                     31,600 (d)             7.31-13.50

Balance at December 31, 1995                 262,412                $1.47-13.50

(a) Represents warrants to purchase 37,500 shares at $6.00 per share relating to rights issued to the underwriter of the Company's December 1991 public offering, warrants to purchase 13,125 shares at $6.43 per share to a public relations firm performing services for the Company and warrants to purchase 4,500 shares at $7.27 per share to two directors of the Company. In connection with the warrants granted to the public relations firm, the Company has charged $15,500 to its 1993 statement of operations representing the estimated value of the warrants granted.

(b) Represents the redemption of remaining public warrants at $0.50 per warrant pursuant to a call feature.

(c) Represents warrants to purchase 25,000 shares at $7.25 per share and 10,000 shares at $7.50 per share relating to finders fees; warrants to purchase 25,312 shares at $6.00 per share relating to the exercise of unit purchase warrants issued to the underwriter of the Company's December 1991 public offering; warrants to purchase 100,000 shares at $5.875 per share to an employee if certain contingencies occur; and warrants to purchase 11,000 shares at $5.875 per share, 12,500 shares at $9.35 per share and 5,000 shares at $8.1875 per share to two directors of the Company. In connection with the warrants granted as finders fees, only an immaterial amount are vested. The remaining warrants are contingent upon the occurrence of certain future events (generally, the execution of license agreements with new licensees), and therefore, the Company will charge operations for the related value in the period in which the warrants vest.

(d) Represents warrants to purchase 6,000 shares at $7.3125 per share and 18,600 shares at $13.50 per share to two directors of the Company and warrants to purchase 7,000 shares at $7.9875 per share to a consultant if certain contingencies occur.

Warrants generally expire from five to ten years from the date of issuance.

   (iii)     Unit Purchase Warrants

In connection with the 1991 public offering of the company's common stock, 7,800 unit purchase warrants rights remain outstanding. Such unit purchase warrants enable the holders to purchase 29,250 shares at an effective exercise price of $5.40 per share.

   (c)  Stock Splits

   (i) In July 1993, the Company issued 1,958,377 shares of common stock in connection with a three for two stock split payable in the form of a 50% stock dividend to shareholders of record on June 30, 1993. The stock split was accounted for by transferring approximately $245,000 from additional paid-in capital to common stock.

   (ii) In February 1994, the Company issued 1,718,244 shares of common stock in connection with a five for four stock split payable in the form of a 25% stock dividend to shareholders of record on January 31, 1994.

   All references to earnings per share, stock options and warrants data in the accompanying financial statements have been adjusted to give effect to these stock splits.

   (d)  Treasury Stock

During 1994, the Company purchased and subsequently retired 42,500 shares of Treasury Stock with an aggregate cost of approximately $333,000.

   (e)  Par Value and Authorized Shares

During 1994 pursuant to shareholder approval, the Company adjusted the par value of its common stock from $0.125 per share to $0.0001 per share. Common stock and additional paid-in capital have been adjusted to effect this new par value. In addition, the Company's shareholders approved an increase in the number of shares authorized from 20,000,000 to 100,000,000.

   (f)  New Accounting Standards

In October 1995, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (Statement 123). Statement 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. The Statement also applies to transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees. Statement 123 encourages a fair value based method of accounting for employee stock options or similar equity instruments.
Entities electing not to adopt a fair value method must make proforma disclosures of net income and earnings per share as if a fair value based method had been applied. The Statement requires a fair value method for stock options or similar equity instruments issued to nonemployees.  The
Statement is effective for fiscal year 1996.   The Company does not expect
that it will adopt a fair value based method and therefore does not expect that the adoption of Statement 123 will have a material impact on its financial position or results of operations.

(8)     License and Other Agreements

The Company has entered into a number of license agreements and one option agreement covering potential products using the Company's SPD technology. Although the Company may receive minimum annual royalties under certain of these licenses, to date no products have been sold resulting in earned royalties under these license agreements.

The following table summarizes the license and other agreements in effect as of December 31, 1995:

Licensee or Optionee        Products covered                        Territory

General Electric Company    SPD film for other licensees and        Worldwide
                               prospective licensees

Glaverbel, S.A.             Automotive vehicle rear-view mirrors    Worldwide

Glaverbel, S.A.             Transportation vehicle sun visors       Worldwide

Hankuk Glass Industries,Inc. Architectural Windows                  Korea

Japan Steel Works Ltd, and  Windows                                 Japan
Central Glass Company Ltd.

Saint Gobain Vitrage, S.A.  Architectural Windows                   Worldwide
                                                                (except Korea
                                                             and South America)

Sanyo Electric Co., Ltd.    Flat panel displays                     Worldwide

Licenses generally provide for a 3-5% royalty on the sale of licensed products and may provide for minimum annual royalties. The Company's license agreements typically allow the licensee to terminate the license after some period of time, and give the Company only limited rights to terminate prior to their expiration. The licenses granted to Glaverbel are exclusive subject to these licenses becoming non-exclusive if certain future sales milestones are not met, and the license granted to Hankuk is exclusive within Korea through July 1998.

On February 17, 1995, the Company entered into a license agreement with Sanyo Electric Co., Ltd. (Sanyo). The license gives Sanyo the non-exclusive right to manufacture and sell flat panel displays worldwide using the Company's SPD Technology. Terms of the license agreement require Sanyo to pay a royalty of five percent of net sales of licensed products.

On July 28, 1995, the Company entered into a license agreement with General Electric Company (GE). The license gives GE the non-exclusive right to manufacture films incorporating the Company's proprietary suspended particle device (SPD) light control technology for sale to a selected list of the Company's licensees and prospective licensees.

(9)     Commitments

The Company has an employment agreement with one of its officers which provides for an annual salary of $263,553 through December 31, 1996.

The Company occupies premises under an operating lease agreement which expires on January 31, 1999 and requires minimum annual rent of $97,296 plus certain expenses. Rent expense, including other expenses, amounted to $125,000, $135,000 and $100,300 for 1995, 1994 and 1993, respectively.

The Company has no commitment to provide post-retirement or post-employment retirement benefits to any of its employees.