Form 10-Q
period 1996-03-31
RESEARCH FRONTIERS INC
filed 1996-05-10
CIK 793524

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

   For Quarter Ended March 31, 1996    Commission File No.  1-9399

                   RESEARCH FRONTIERS INCORPORATED
         (Exact name of registrant as specified in charter)


                        Delaware                         11-2103466
     (State of incorporation or organization)(IRS Employer
                                         Identification No.)

     240 Crossways Park Drive, Woodbury, N.Y.      11797
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

                 Yes    X          No    __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 8, 1996, there were outstanding 9,882,921 shares of Common Stock, par value $0.0001 per share.

                     RESEARCH FRONTIERS INCORPORATED

                        Condensed Balance Sheets

                                                March 31,1996
                    Assets                       (Unaudited) Dec.31,1995

Current assets:
  Cash                                         $  560,595      3,827,573
  Marketable investment securities              8,289,572      5,937,308
  Accrued interest and dividends receivable        84,576         82,422
  Prepaid expenses and other current assets        16,128         23,699
              Total current assets              8,950,871      9,871,002

Fixed assets, net                                  96,806         96,491
Deposits and other assets                          59,769         58,620

                 Total assets             $     9,107,446     10,026,113

     Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                                22,725        113,120
  Other accrued expenses                          89,338        129,933

           Total liabilities                     112,063        243,053

Shareholders' equity:
  Capital stock, par value $.0001 per share;
    authorized 100,000,000 shares, issued and
    outstanding 9,825,763 shares and
    9,830,761 shares                                  983             983
  Additional paid-in capital                   28,037,116      28,399,562
  Accumulated Deficit                         (18,763,216)    (18,035,485)
                                                9,274,883      10,365,060
  Notes receivable from officers                 (279,500)       (582,000)

    Total shareholders' equity                  8,995,383       9,783,060

    Total liabilities and shareholders' equity $9,107,446      10,026,113

See accompanying notes to condensed financial statements.


                     RESEARCH FRONTIERS INCORPORATED

                   Condensed Statements of Operations

                               (Unaudited)






                                                 Three months ended
                                        March 31,1996         March 31,1995

  Fee income                    $                  --                    --

  Operating expenses                          425,635               393,818

  Research and development                    415,953               331,708

                                              841,588               725,526

              Operating loss                 (841,588)             (725,526)

  Interest income on note receivable
      from officer                            211,360                 7,073

  Net investment income                       106,277               148,547

  Unrealized loss on investments             (203,780)              (82,978)

              Net loss                   $   (727,731)             (652,884)

  Net loss per share                     $       (.07)                 (.07)

  Weighted average number of
  common shares outstanding                 9,793,200             9,077,033


  See accompanying notes to condensed financial statements.

                    RESEARCH FRONTIERS INCORPORATED

                  Condensed Statements of Cash Flows

                              (Unaudited)



                                                    Three months ended
                                               March 31,1996    March 31,1995

Cash flows from operating activities:
  Net loss                                       $  (727,731)        (652,884)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
    Depreciation and amortization                      7,670           13,817
    Unrealized loss on investments                   203,780           82,978
    Interest income on notes receivable from officer(211,360)          (7,073)
    (Increase) decrease in investments            (2,556,044)         675,920
    Increase in accrued interest and
         dividend receivable                          (2,154)         (24,352)
    Decrease in prepaid expenses and
         other current assets                          7,571              416
    Increase in deposits and other assets             (1,149)              --
    Decrease in accounts payable & accrued expenses (130,990)         (45,075)

        Net cash used in operating activities     (3,410,407)          43,747

Cash flows from investing activities:
  Capital expenditures                                (7,985)            (336)

        Net cash provided by investing activities     (7,985)            (336)

Cash flows from financing activities:
  Proceeds from issuances of common stock            151,414               --

        Net cash provided by financing activities    151,414               --

Net increase (decrease) in cash                   (3,266,978)          43,411

Cash at beginning of year                          3,827,573          219,771

Cash at end of period                         $      560,595          263,182


Non-Cash Transactions:
  Redemption of Treasury Stock as payment
        for officer note receivable             $    302,500          300,000

See accompanying notes to condensed financial statements.

                RESEARCH FRONTIERS INCORPORATED

            Notes to Condensed Financial Statements
                         March 31, 1996
                          (Unaudited)

Basis of Presentation

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are,in the opinion of management, necessary for a fair statement of the financial position,results of operations, and cash flows for the interim periods to which the report relates. The results of operations for the three-month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year. The notes included herein should be read in conjunction with the notes to financial statements of the Company at December 31, 1995 and for the three years then ended, included in the Company's Annual Report on Form 10-K.

Business

Research Frontiers Incorporated (the Company) is primarily engaged in the development and marketing of technology and devices to control the flow of light. Such devices, often referred to as "light valves" or suspended particle devices (SPDs),use a suspension of microscopic particles that is either in the form of a liquid suspension or a film, usually enclosed between two glass or plastic plates, at least one of which is transparent.

             Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Results of Operations for the Three Month Periods Ended March 31, 1996 and 1995

There was no fee income relating to the Company's license or other agreements for the first three months of 1996 and 1995.

Operating expenses increased by $31,817 for the first three months of 1996 from $393,818 for the first three months of 1995. This increase was due to higher payroll and insurance expense offset by decreased travel and depreciation expenses.

Research and development expenditures increased to $415,953 for the first three months of 1996 from $331,708 for the first three months of 1995. This increase was primarily the result of higher salaries and increased costs related to patents.

Total investment income increased by $162,017 to $317,637 for the first three months of 1996 from $155,620 for the first three months of 1995. This increase was primarily a result of interest income received on the repayment of a loan during the first quarter of 1996, offset by a decrease in interest and dividend income received by the Company on its investments. In addition, the Company recorded an unrealized loss on investments of $203,780 for the three months ended March 31, 1996 compared to an unrealized loss of $82,978 for the first quarter of 1995 due to a decline in the market value of the Company's investments during these periods.

As a consequence of the factors discussed above, the Company's net loss was $727,731 ($0.07 per share) for the first three months of 1996 as compared to $652,884 ($.07 per share) for the first three months of 1995.

Financial Condition, Liquidity and Capital Resources

During the first three months of 1996, the Company's cash and marketable investment securities balance decreased by approximately $915,000 principally as a result of cash used to fund the Company's net loss (approximately $728,000) and the decrease in accounts payable and accrued expenses of approximately $131,000.

At March 31, 1996, the Company had working capital of $8,838,808 and its shareholders' equity was $8,995,383.

Notes receivable from officers decreased by $302,500 during the first three months of 1996. This was a result of the repayment by the Company's president of an outstanding note receivable, including $211,360 in accumulated interest thereon. This repayment was made through the transfer to the Company of 49,528 shares of the Company's common stock held by the president, which shares were subsequently retired by the Company.

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


PART II.     OTHER INFORMATION

Item 5. Other Information

   On April 29, 1996, the Company announced that it has signed an expanded new license agreement with Glaverbel, S.A. relating to Research Frontiers' suspended particle device ("SPD") technology for controllable light transmission. The new agreement, which replaced a previous agreement between the companies, changed Glaverbel's rights from exclusive to nonexclusive for automotive sun visor and rear-view mirror products and granted Glaverbel new nonexclusive rights to manufacture and sell variable light transmission windows for architectural and automotive applications throughout most of the world. Glaverbel will pay Research Frontiers an annual minimum royalty as well as an earned royalty of 5% of the net selling price of products sold under the agreement. There can be no assurance that Glaverbel or any licensee of the Company will succeed at introducing commercial products using the Company's
technology.    Glaverbel has also agreed to give the Company other valuable consideration, details of which were not disclosed.

Item 6.    Exhibits and Reports on Form 8-K

   (a)    Exhibits.

10.21 License Agreement effective as of April 29, 1996 between the Company and Glaverbel, S.A. Filed herewith with portions of this document omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission.

   (b) Reports on Form 8-K. The Company filed with the Commission a Current Report on Form 8-K dated January 11, 1996 which disclosed in Item 5 certain negotiations and other matters.

                           SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                       RESEARCH FRONTIERS INCORPORATED
                           (Registrant)

                       /s/ Robert L. Saxe
                       Robert L. Saxe, President and Treasurer
                       (Principal Executive, Financial, and
                            Accounting Officer)
Date: May 9, 1996

                                                    EXHIBIT 10.21


   THIS AGREEMENT effective as of April 29, 1996 by and between RESEARCH FRONTIERS INCORPORATED, a Delaware corporation, having a place of business at 240 Crossways Park Drive, Woodbury, New York, 11797-2033 ("LICENSOR"); and GLAVERBEL, S.A., a corporation of Belgium, having an office at Chaussee de la Hulpe 166 - B 1170, Bruxelles, Belgium (hereinafter called "LICENSEE"). All definitions not otherwise defined in the body of this Agreement shall have the meaning ascribed to them in Schedule B hereto.

                       W I T N E S S E T H:

   WHEREAS, LICENSOR and LICENSEE have previously entered into the Prior License Agreements;

   WHEREAS, LICENSOR and LICENSEE are desirous of revising the basic terms of the Prior License Agreements to modify the scope of such licenses as hereinafter set forth, and to supersede the Prior License Agreements by replacing them with this Agreement;

   WHEREAS, LICENSOR has been engaged in research and development in the application of physicochemical concepts to Licensed Products and of methods and apparatus relating to products incorporating such concepts; and is possessed of and can convey information and know-how for such products and rights to manufacture, use and sell such products; and

   WHEREAS, LICENSEE is interested in manufacturing and selling Licensed Products, and desires to acquire the rights and licenses granted herein to permit LICENSEE to do so;

   NOW, THEREFORE, in consideration of the mutual undertakings and covenants herein contained the parties agree as follows:

   1. Documentation Supplied by LICENSOR. Within thirty calendar days after the Effective Date of this Agreement, to the extent not previously furnished to LICENSEE, LICENSOR shall furnish LICENSEE with all Technical Information owned or controlled by LICENSOR, if any, which is reasonably necessary or desirable, in LICENSOR's sole discretion, in order for LICENSEE to manufacture Licensed Products. The parties hereto acknowledge that LICENSOR has heretofore furnished to LICENSEE, all applicable Technical Information and training, which relates to experimental products, including, without limitation thereto (1) a document entitled Handbook of Technical Information Relating to Variable Density Optical Devices Incorporating a Suspension and (2) photocopies of all U.S. Patents and patent applications relating to Licensed Products owned or controlled by LICENSOR as of the Effective Date of this Agreement. LICENSOR shall not be obligated hereunder to furnish copies of LICENSOR's foreign patents and patent applications, but will furnish a list thereof in Schedule A hereto.

   2. Visits. Each party's technically skilled personnel (with travel and living expenses paid by such party) may, when invited by the other party, make one or more visits to inspect the other's research and development and other facilities relating to Licensed Products during the term of this Agreement. LICENSEE and LICENSOR may also at any time during the term of this Agreement make reasonable inquiry by telephone, facsimile or mail to one another in regard to any information or data furnished by LICENSOR to LICENSEE pursuant to this Agreement. During all visits by either party to the facilities of the other party, visitors shall comply with all reasonable rules of the host company, and each party to this Agreement will indemnify and hold the other party harmless from any liability, claim or loss whatsoever (i) for any injury to, or, death of, any of its employees or agents while such persons are present at the facility of the other party; and (ii) for any damages to its own property or to the property of any such employee or agent which may occur during the presence of any such person at the facility of the other party, regardless of how such damage occurs.

   3. Confidential Information. (a) LICENSEE agrees for itself and its employees and agents that for twenty (20) years from the date of its receipt of information disclosed to LICENSEE by LICENSOR pursuant to this Agreement or pursuant to the Prior License Agreements, such information shall be held in confidence; provided, however, there shall be no obligation to treat as confidential information which is or becomes available to the public other than through a breach of this obligation, or which was already possessed by LICENSEE in writing (or otherwise provable) before the disclosure thereof by LICENSOR or which is shown by LICENSEE to have been received by it from a third party who had the legal and unrestricted right to so disclose it without breach of any agreement with LICENSOR or a party which directly or indirectly received LICENSOR's Technical Information. It is understood and agreed that LICENSEE has no obligation hereunder to provide
LICENSOR with any confidential or proprietary information except as otherwise provided herein, and that LICENSOR shall have no obligation hereunder to LICENSEE to maintain in confidence or refrain from commercial or other use of any information which LICENSOR has received or will receive under this Agreement or under the Prior License Agreements. The terms and provisions of this Agreement or any other agreement between the parties shall not be considered confidential.
LICENSEE agrees that for the period of time during which LICENSEE is obligated to keep Technical Information confidential hereunder, LICENSEE will not make, use, sell, lease or otherwise dispose of products using or directly or indirectly derived from Technical
Information or which otherwise comprise suspended particles, which when subjected to a suitable electric or magnetic field, orient to produce a change in the optical characteristics of the suspension ("SPD
Technology") unless an agreement between LICENSOR and LICENSEE permitting it to do so is in full force and effect and the royalties, if any, provided in such agreement are being paid to LICENSOR on such products. The foregoing restriction shall not apply to products (i) which do not directly or indirectly incorporate SPD Technology, such as, but not limited to, liquid crystal devices, or electrochromic devices, or (ii) which incorporate technology involving suspended particles, which when subjected to a suitable electric or magnetic field, orient to produce a change in the optical characteristics of the suspension but which are independently developed by a third party other than LICENSOR or LICENSEE or their licensees, sublicensees, or any of their affiliates, and which is not in any way directly or indirectly derived from any Technical Information of LICENSOR or LICENSEE or their licensees, sublicensees, or any of their affiliates. Nothing contained in this section, however, shall be construed as granting LICENSEE any rights or licenses with respect to any Technical Information or patents of LICENSOR or its other licensees or their sublicensees. All rights and licenses granted to LICENSEE under this Agreement are contained in Section 5 hereof.

   (b) LICENSEE will have the right to disclose Technical Information of LICENSOR to a manufacturing subcontractor; provided, however, that LICENSEE shall only disclose such Technical Information as is strictly necessary to enable said subcontractor to perform its manufacturing task, and provided that prior to disclosing any Technical Information to said subcontractor, said subcontractor has signed a secrecy agreement with LICENSEE at least as protective of LICENSOR's Technical Information as the provisions of this Agreement, including, without limitation, said subcontractor's specific agreement to be bound by the provisions of
Section 3 hereof to the same extent as LICENSEE. LICENSEE shall furnish a copy of said secrecy agreement to LICENSOR prior to disclosing Technical Information to said subcontractor.

   4.  Purchase of Materials and Components from Others.    By virtue of
the disclosure of Technical Information and training provided from time to time by LICENSOR to LICENSEE and to its other licensees, and each of their sublicensees and affiliates, any component of a Light Valve, including, without limitation, suspensions, films, polymers and particles (each, a "Component"), which LICENSEE or its sublicensees makes, has made for it, or purchases form any third party shall be deemed to have been manufactured at least in part using the Technical Information provided by LICENSOR. LICENSEE hereby agrees that (i) all Components shall be used only in strict accordance with the provisions of this Agreement, and that such Components may not be used for any other purpose or resold by LICENSEE except as an integral part of a Licensed Product validly licensed hereunder, and (ii) LICENSEE will only look to the manufacturer or supplier of such Component and not to LICENSOR or its affiliates for any claims, warranty, or liability relating to such Component.

   5.  Development and Sale of Licensed Products

   (a) Licensed Products License. During the term of this Agreement LICENSOR hereby grants LICENSEE a non-exclusive right (including the right to grant non-exclusive sublicenses to any Designated Subsidiary whose obligations LICENSEE hereby guarantees, and which acknowledges to LICENSOR in writing prior to doing so that it wishes to become a sublicensee hereunder and agrees to be bound by the terms and conditions of this Agreement) to use (a) all of the Technical Information furnished by LICENSOR pursuant to this Agreement or pursuant to the Prior License Agreements, and (b) any invention claimed in (i) any of the unexpired patents listed on Schedule A attached hereto or (ii) unexpired patents which issue from pending patent applications listed in Schedule A, and any continuations, continuations-in-part, divisions, reissues, reexaminations, or extensions thereof, to make, lease, use and sell Licensed Products in the Licensed Territory. All sublicenses shall (i) be on bona fide arm's length terms, (ii) be granted for only monetary consideration, (iii) be non-exclusive, (iv) shall terminate with the termination of the rights granted to LICENSEE under Section 5(a) hereof, and be otherwise limited in accordance with the limitations and restrictions which are imposed on the rights granted to LICENSEE hereunder, (v) contain confidentiality provisions no less protective than those contained in Section 3 hereof, and (vi) shall contain such other terms, conditions, and licenses as are necessary to enable LICENSEE to fulfill its obligations hereunder. LICENSEE shall send LICENSOR a copy of every sublicense agreement or other agreement entered into by LICENSEE in connection with a sublicense hereunder within thirty (30) days of the execution thereof. LICENSOR and LICENSEE make no guaranty or warranty to one another under this Agreement (a) that LICENSEE will be able to develop, manufacture, sell or otherwise commercialize any Licensed Products, or (b) as to the validity of any patent.

   (b) Payments.

   (1) Royalties on Net Sales.  During the term of this Agreement,
LICENSEE
agrees to pay LICENSOR an earned royalty which shall be five percent
(5%) of the Net Selling Price of Licensed Products which embody, or the manufacture of which utilizes, any of the rights granted under Section
5(a) hereof, and which are manufactured by or for LICENSEE and sold, leased, used or otherwise disposed of by or for LICENSEE or a permitted sublicensee. Payments under this subsection 5(b)(1) shall be made on a quarterly basis and made within 45 days after the end of the calendar quarter in which such Licensed Products were sold, leased, used or otherwise disposed of by or for LICENSEE or a permitted sublicensee hereunder. Each royalty payment shall be in U.S. dollars and shall be accompanied by a statement by LICENSEE showing in reasonable detail the amount of Licensed Products sold, used, leased or otherwise disposed of by or for LICENSEE and its sublicensees during the preceding quarter, any deductions taken or credits applied, and the currency exchange rate used to report sales made in currencies other than U.S. dollars.
LICENSEE shall use the exchange rates for buying U.S. dollars in effect on the last day of each quarter, as specified in The New York Times. The first such statement shall cover the period from the Effective Date of this Agreement to the end of the end of the first calendar quarter in which a Licensed Product is sold, used, leased or otherwise disposed of by or for LICENSEE or its sublicensees.

   (2)  Minimum Royalties - During the term of this Agreement
LICENSEE agrees to pay LICENSOR the non-refundable minimum royalties (in U.S. Dollars) specified in Section 5(b)(2)(A) and (B) below for each of the stated periods:

        (A) [Confidential Information Omitted and filed separately with the Securities and Exchange Commission.];

        (B) [Confidential Information Omitted and filed separately with the Securities and Exchange Commission.].

        (C)  LICENSEE shall make the payment due LICENSOR under
   Section 5(b)(2)(A) hereof within ten (10) days after full execution of this Agreement and shall pay the minimum royalties due under Section
   5(b)(2)(B) hereof on or before March 31 of the year for which said
minimum    royalty is payable.

        (D) Payments under Section 5(b)(2) for a given year shall not be creditable against earned royalties payable to LICENSOR under Section 5(b)(1) for any other year.

   (c) Sales, Use and Returns. Licensed Products shall be considered as sold, leased or used and royalties shall accrue on the earlier of when such Licensed Products are billed out, or when delivered, shipped or mailed to the customer. If as a result of a price reduction or a return of Licensed Products previously sold, a credit or refund to a customer is given on part or all of the sale price of such Licensed Products, a credit shall be allowed against royalties accruing thereafter under this Agreement equal to the royalty paid on that part of the sales price so credited or refunded.

   (d) Promotional Materials. LICENSEE shall furnish to LICENSOR at the same time it becomes available to any third party, a copy of each brochure, price list, advertisement or other marketing and promotional materials prepared, published or distributed by LICENSEE or its sublicensees relating to Licensed Products.

   (e) [Confidential Information Omitted and filed separately with the Securities and Exchange Commission.]

   6. Recordkeeping. LICENSEE shall keep and shall cause each sublicensee to keep for six (6) years after the date of submission of each statement supported thereby, true and accurate records, files and books of accounts that relate to Licensed Products, all data reasonably required for the full computation and verification of the Net Selling Price of Licensed Products, deductions therefrom and royalties to be paid, as well as the other information to be given in the statements herein provided for, and shall permit LICENSOR or its duly authorized representatives, upon reasonable notice, adequately to inspect the same at any time during usual business hours. LICENSOR and LICENSEE agree that an independent certified public accounting firm (selected by LICENSOR from the largest ten certified public accounting firms in the United States of America or Belgium) may audit such records, files and books of accounts to determine the accuracy of the statements given by LICENSEE pursuant to
Section 5(b)(1) hereof. Such an audit shall be made upon reasonable advance notice to LICENSEE and during usual business hours. The cost of the audit shall be shared equally by LICENSOR and LICENSEE
(except in the case of LICENSOR conducting such an audit more than once in any calendar year, in which case the cost of all but the initial audit in any such calendar year shall be borne entirely by LICENSOR), unless any such audit shall disclose a breach by LICENSEE of any term of this Agreement, an underpayment error in excess of two percent of the total monies paid to LICENSOR by LICENSEE during the audited period, in which case LICENSEE shall bear the full cost of each such audit.
LICENSEE agrees to pay LICENSOR all additional monies that are disclosed by the audit to be due and owing to LICENSOR within thirty days of the receipt of the report.

   7. Method of Payment. All payments made to LICENSOR shall be paid by wire transfer of immediately available funds to the account of Research Frontiers Incorporated at Chemical Bank, 1064 Old Country Road, Plainview, New York 11803, Account No.: 210-007702, ABA
Wire Code No.: 021 000 128, or to such other account or place, as LICENSOR may specify in a notice to LICENSEE.

   8. Laws and Regulations. LICENSEE agrees that it shall be solely responsible for complying with all laws and regulations affecting the manufacture, use and sale or other disposition of Licensed Products by LICENSEE and its sublicensees, and for obtaining all approvals necessary from governmental agencies and other entities. LICENSEE agrees to send LICENSOR a copy of all such approvals (including English summaries thereof) immediately upon receipt.

   9. Insurance; Indemnification. LICENSEE shall maintain at all times ample product liability and other liability insurance covering its operations relating to the subject matter of this Agreement. LICENSEE, and its affiliates, successors and assigns and sublicensees (each, an "Indemnifying Party"), each hereby indemnify and agree to hold harmless LICENSOR and its shareholders, officers, directors, agents and employees (each, an "Indemnified Party"), against any liability, damage, loss, fine, penalty, claim, cost or expense (including costs of investigation and settlement and attorneys', accountants' and other experts' fees and expenses) arising out of any action or inaction by any Indemnifying Party relating to this Agreement including an Indemnifying Party's manufacture, sale, use, lease or other disposition of Licensed Products and related materials, or other use of the information and rights granted hereunder. Any right of LICENSOR to inspect LICENSEE's operations, and any such inspection, shall in no way impose any liability on LICENSOR or reduce the responsibilities of LICENSEE hereunder or relieve it from any of its obligations and warranties under this Agreement.

   10. Improvements and Modifications. (a) LICENSEE agrees that any and all rights which LICENSEE has granted to LICENSOR or was obligated to grant to LICENSOR pursuant to any provision of the Prior
License Agreements shall be retained by LICENSOR notwithstanding any termination of the Prior License Agreements or this Agreement; provided, however, that subject to the provisions of Section 10(b) hereof, any restrictions on the identity of who LICENSOR may sublicense such rights and licenses to, or disclose information to, shall be null and void ab initio. However, any future improvements or modifications invented or developed by or on behalf of LICENSEE, LICENSEE's sublicensees and LICENSOR after the Effective Date of this Agreement, if any, which relate in any way to or are useful in the design, operation, manufacture and assembly of Light Valves, Licensed Products and/or to the suspensions or other components used or usable in Light Valves or Licensed Products shall not be included in this Agreement. During the term of this Agreement each of the parties hereto agrees to inform the other in writing on a non-confidential basis, at least as frequently as once a year in January of each calendar year, if any significant improvements or modifications have been made relating to the subject matter of this Agreement, and as to the general nature of any such improvements and modifications. In the event that either party or its sublicensees hereunder makes any improvement or modification for which it intends to file a patent application, it may withhold disclosure of it from the other party for a period not to exceed nine months from the date of the earlier of invention or development of said improvement or modification. Upon written request by the non-inventing party, LICENSOR and LICENSEE shall negotiate with each other regarding the grant of nonexclusive rights and licenses to use such improvements and modifications, but neither party shall be obligated to grant such rights and licenses to one another. Notwithstanding the foregoing, LICENSOR or LICENSEE may, but shall not be required to, voluntarily and without additional cost to the other party disclose certain information relating to future improvements and modifications and license to the other party rights in such certain future improvements and modifications, and any information so disclosed by LICENSOR will be considered Technical Information which LICENSEE shall be obligated to keep confidential pursuant to Section 3 of this Agreement. In connection therewith, LICENSOR may voluntarily add patents and/or patent applications to Schedule A hereof, and LICENSEE may voluntarily add patents and/or patent applications to Schedule C hereof. No disclosure of any such additional information by a party shall in any way establish a course of dealing or otherwise require such disclosing party to make any future disclosure of information under this Agreement unless such disclosure is otherwise specifically required by another provision of this Agreement. Subject to the provisions of Section 10(b) hereof, LICENSEE hereby grants to LICENSOR a nonexclusive, royalty-free, irrevocable, worldwide license with the right to grant sublicenses to others to utilize all technical information (whether or not the subject of patents or pending patent applications) heretofore developed or invented by or on behalf of LICENSEE and/or its sublicensees, subcontractors, or agents hereunder relating to, or usable in connection with, Light Valves or Licensed Products. The foregoing license shall be self-effectuating, but LICENSEE agrees upon written notice by LICENSOR at any time hereafter to deliver to LICENSOR within 30 days of such notice any document or other instrument reasonably requested by LICENSOR to convey such rights to LICENSOR such as, by way of example, confirmations or instruments of conveyance or assignment.

 [Confidential Information Omitted and filed separately with the Securities and Exchange Commission.]

   11. Foreign Patent Applications. During the term of this Agreement, LICENSEE shall have the right to designate that any patent application listed on or incorporated into Schedule A shall be filed or maintained in any foreign country. If so designated and if legally possible to do so, LICENSOR agrees to promptly file, prosecute and maintain such applications and resulting patents, and LICENSEE shall pay to LICENSOR the complete cost, including reasonable attorney's fees, to file, prosecute and maintain any such patent application and resulting patents.

   12. Term. (a) The term of this Agreement shall extend from the Effective Date of this Agreement to the date of termination of this Agreement. Unless sooner terminated or extended, as herein provided for below, this Agreement shall terminate on December 31, 2006; provided, however, that if LICENSEE has faithfully performed all of its obligations under this Agreement through December 31, 2006, and if LICENSEE has reported to LICENSOR in a timely and accurate manner that the Net
Selling Price of Licensed Products Sold by LICENSEE in each of the calendar years 2000, 20001, 2002, 2003, 2004 and 2005 has averaged over such six-year period at least US$10 million per year and LICENSEE has paid in a timely manner the royalties due thereon pursuant to Section 5, LICENSEE shall have the option to extend this Agreement for an additional 10 years to December 31, 2016 by providing LICENSOR with a notice stating that LICENSEE wishes to exercise this option to extend the term of this Agreement. Such notice shall be made in writing and shall be given after June 30, 2006 and prior to September 30, 2006.

   (b) LICENSEE may terminate this Agreement effective as of December 31, 2000 or as of any anniversary thereof by giving
LICENSOR prior notice thereof unless sooner terminated as hereinafter provided. Such notice shall be made in writing and shall be given between 30 and 90 days prior to the effective date for which such termination is to be effective. If LICENSEE decides to terminate this Agreement for any reason, LICENSEE shall provide LICENSOR, along with the aforementioned notice of termination, with a written report describing the reasons for such termination.

   (c) LICENSOR may terminate this Agreement as of December 31, 2001 or as of any anniversary thereof by at least 30 days' prior notice by LICENSOR to LICENSEE if LICENSEE has not reported to LICENSOR pursuant to Section 5(b)(1) hereof that for the 12-month period ending the preceding December 31 that the Net Selling Price of Licensed Products was at least US$5 million. LICENSOR may also terminate this Agreement at any time upon 30 days notice if LICENSEE shall at any time breach any term of this Agreement, or default in the payment of any monies due in accordance with this Agreement and such default shall not be cured within such 30-day period, repeatedly provide inaccurate reports hereunder, or if there has been a substantial cessation by LICENSEE of general operations or of work related to Licensed Products.

   13. Effect of Termination. If this Agreement expires or is terminated for any reason whatsoever, in addition to any other remedies which one party may have against the other: (1) all of LICENSEE's rights and licenses under this Agreement shall cease, and LICENSEE shall immediately return to LICENSOR all Technical Information furnished to LICENSEE under this Agreement or the Prior License Agreements, together with all reproductions, copies and summaries thereof; provided, however, that LICENSEE may retain solely for archival purposes one copy of all such documents in its legal department files, and (2) at LICENSOR's option, LICENSEE shall, within 30 days of the date of such termination or expiration, either (A) sell and deliver to LICENSOR under mutually agreed upon terms any Licensed Products which shall then be in the possession of LICENSEE, and, if requested by LICENSOR, LICENSEE shall finish and deliver to LICENSOR any Licensed Products in the process of manufacture as soon as possible and, in any case, not later than 30 days after receiving LICENSOR's request, or (B) promptly destroy and dispose of any Licensed Products (and Licensed Products in the process of manufacture) not sold to LICENSOR under this Section
13. No termination of this Agreement by expiration or otherwise shall release LICENSEE or LICENSOR from any of its continuing obligations hereunder, if any, or limit, in any way any other remedy one party may have against the other party. Notwithstanding the foregoing, LICENSEE's obligations, and rights granted, to LICENSOR under Sections 2, 3, 4, 6, 8, 9, 10, 13, 17, 18 and the reporting requirements of
Section 5(b)(1) hereof and the provisions of Section 5(e) hereof and all rights granted to LICENSOR under the definition of "Licensed
Product(s)" contained in Schedule B hereto, shall survive any termination of this Agreement.

   14. Trademarks. All trademarks or service marks that either party may adopt and use for products incorporating Light Valves or Light Valves are and shall remain the exclusive property of the adopting party, and the other party shall not obtain any rights and license to such marks under this Agreement other than the right to inform others that the adopting party has produced Light Valves or products incorporating Light Valves under such mark or marks.

   15. Rights Cumulative; Waivers. To the extent permitted by law, the parties' rights and remedies under this Agreement shall be cumulative and not exclusive remedies. Any party's exercise, failure to exercise or delay in exercising any right or remedy at any time shall not prevent such party from exercising any other right or remedy or exercising such right or remedy at a later time.

   16. Authority. LICENSOR warrants to LICENSEE that it has the right to convey the rights and licenses granted by this Agreement. Each party warrants to the other that it has the authority to enter into this Agreement and to consummate the transactions contemplated hereby.

   17. Termination of Prior License Agreements: Upon the Effective Date, this Agreement will supersede and replace the Prior License Agreements. Upon the Effective Date, the Prior License Agreements shall automatically terminate without further action on the part of the parties thereto.

   18. Miscellaneous. The status of the parties under this Agreement shall be solely that of independent contractors. No party shall have the right to enter into any agreements on behalf of the other party nor shall it represent to any person that it has such right or authority. This
Agreement shall be binding on and shall inure to the benefit of the parties and their successors and assigns. However, LICENSEE agrees that it shall not assign this Agreement or its rights hereunder without the prior written consent of LICENSOR, except that upon at least thirty (30) days' prior written notice to LICENSOR, LICENSEE may assign all of its rights and obligations hereunder to the Asahi Glass Company which is the majority shareholder of LICENSEE without LICENSOR's consent. Upon thirty days prior notice to LICENSEE, LICENSOR may assign all of its rights and obligations hereunder to any successor to any of its business interests or to any company controlling or controlled by LICENSOR.
This Agreement shall be construed and enforced in accordance with and governed by the laws of the State of New York, and LICENSOR and LICENSEE hereby submit to the exclusive jurisdiction of the state or federal courts located in the County of Nassau and State of New York for such purposes. No modification of this Agreement shall be effective unless such modification or amendment shall be in writing and signed by the parties; provided, however, that either party may unilaterally waive in writing any provision imposing an obligation on the other. All notices shall be effective upon receipt and shall be sent in writing to a signatory of this Agreement at its address given above or to any other address or person that the party may designate by notice. The section headings of this Agreement are included herein for convenience and shall not be considered in construing this Agreement. The parties may sign this Agreement in any number of counterparts, each of which shall be deemed an original, and all of which, when taken together, shall constitute one and the same agreement. The foregoing contains all of the understandings of the parties relating to this Agreement, and cancels and supersedes all prior understandings and agreements between the parties with respect thereto.

   IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed on the date hereinafter set forth by their proper officers duly authorized.

                       RESEARCH FRONTIERS INCORPORATED


                       By:    /s/ Robert L. Saxe
                            Robert L. Saxe, President
                            Date: April 29, 1996


                       GLAVERBEL, S.A.


                       By: /s/ Jean-Francois Thomas
                       Name: Jean-Francois Thomas
                       Title:   Director de la Projects Industrielle
                       Date:   April 25, 1996

                       By: /s/ Roger de Bontridder
                       Name: Roger de Bontridder
                       Title: Chef de Service de la Projects Industrielle
                       Date: April 25, 1996
Schedule A
                                               (As of March 31, 1996)

                       LIST OF UNITED STATES AND
                            FOREIGN PATENTS
                        AND PATENT APPLICATIONS

                                                     Date    Expiration
Patents in the United States                              Issued  Date

4,113,362                   Robert L. Saxe et al
             "Light Valve, Light Valve Suspension
                 Materials and Suspension Therefor"  9/12/78   5/11/97

4,131,334                   Michael Witte et al
             "Light Polarizing Materials, Suspensions
                 Thereof, and Process for Manufacturing
                 Such Suspensions"                   12/26/78  5/11/97

4,164,365                   Robert L. Saxe
             "Light Valve for Controlling the
                 Transmission of Radiation Comprising
                 a Cell and a Stabilized
                 Liquid Suspension"                  8/14/79   8/10/98

4,270,841                   Robert L. Saxe
             "Light Valve Containing Suspension of
                 Perhalide of Alkaloid Acid Salt"    6/02/81   10/31/98

4,273,422                   Robert L. Saxe
             "Light Valve Containing Liquid
                 Suspension Including Polymer
                 Stabilizing System"                 6/16/81   3/5/99

4,407,565                   Robert L. Saxe
             "Light Valve Suspension Containing
                 Fluorocarbon Liquid"                10/04/83  1/16/01

4,422,963                   Robert I. Thompson et al
             "Improved Light Polarizing Materials
                and Suspension Thereof"              12/27/83 12/27/00

4,772,103                   Robert L. Saxe
             "Light Valve Containing an Improved
                 Suspension,and Liquids Therefor"    9/20/88   8/8/06

Schedule A (Continued)

                                                     Date    Expiration
Patents in the United States                              Issued  Date

4,877,313                   Robert L. Saxe et al
             "Light Polarizing Materials and
                 Suspensions Thereof" (QA)           10/31/89  2/10/09

5,002,701                   Robert L. Saxe
             "Light Polarizing Materials and
                 Suspensions Thereof"                3/26/91  10/27/09

5,093,041                   Joseph A. Check, III et al
             "Light-Polarizing Material Based on
                 Ethylene-diamine Polyacetic Acid
                 Derivatives"                        3/03/92   7/30/10

5,111,331                   Paul Rosenberg
             "Electro-Optical Light Modulator"       5/05/92    7/5/09

5,130,057                   Robert L. Saxe
             "Light Polarizing Materials and
                 Suspensions Thereof"                7/14/92   10/31/06

5,279,773                   Robert L. Saxe
             "Light Valve Incorporating A Suspension
                  Stabilized With A Block Polymer"   1/18/94   3/23/12

5,325,220                   Robert L. Saxe
             "Light Valve With Low Emissivity
               Coating As Electrode" (JDR-105)       6/28/94    3/9/13

5,463,491                   Joseph A. Check III
             "Light Valve Employing a Film Comprising
               An Encapsulated Liquid Suspension And
               Method of Making Such Film" (JDR-101) 10/31/95  11/6/12

5,463,492                   Joseph A. Check III
             "Light Modulating Film of Improved
                Clarity For A Light Valve" (JDR-102) 10/31/95  11/6/12

5,461,506                   Joseph A. Check III et al
             "Light Valve Suspensions Containing A
               Trimellitate Or Trimesate And Light
               Valves Containing The Same" (JDR-103) 10/24/95  5/11/13

5,467,217                   Joseph A. Check III et al
             "Light Valve Suspensions and Films
               Containing UV Absorbers and Light
               Valves Containing The Same" (JDR-104) 11/14/95  5/11/13

                          PENDING APPLICATIONS

Serial Number                                                  Filing Date

[Confidential Information Omitted and filed separately with the Securities and Exchange Commission.]
                            Schedule B
                            DEFINITIONS

"Designated Subsidiary" means a wholly-owned and controlled subsidiary of LICENSEE and in addition, with respect to Light Valve Transportation Vehicle Window Products only, includes the following entities which are automotive divisions of LICENSEE provided that at all times after the date of any sublicense hereunder, LICENSEE maintains or has acquired and maintains either a majority of the voting rights or equity in such entity: Splintex SA of Belgium (and any wholly-owned or majority-owned and controlled subsidiaries of Splintex SA), AS
Technology SA of Belgium, and Thorax which is a division of Glavunion a.s. in the Czech Republic, and, for so long as LICENSEE maintains at least a 50% equity interest in such joint venture: Splirec SA of Belgium, a joint-venture with a company known as Recticel.

"Effective Date" of this Agreement means the date set forth on the first line on page 1 of this Agreement which date shall be the last date of formal execution of this Agreement by duly authorized representatives of the parties to this Agreement as indicated on the signature page of this Agreement. [Confidential Information Omitted and filed separately with the Securities and Exchange Commission.]

"Licensed Territory " means all countries of the world except, with respect to Light Valve Architectural Window Products means all countries of the world except North and South Korea until July 31, 1998, and thereafter shall mean all countries of the world.

[Confidential Information Omitted and filed separately with the Securities and Exchange Commission.]

"Light Valve" means a variable light transmission device comprising: a cell including cell walls, containing or adapted to contain a suspension, described hereinafter, such that a change in the optical characteristics of the suspension affects the characteristics of light absorbed by, transmitted through and/or reflected from the cell; means incorporated in or on the cell, or separate therefrom for applying an electric or magnetic field to a suspension within the cell; and coatings, (including, but not limited to, electrodes and active matrix addressing films and components), spacers, seals, electrical and/or electronic components, and other elements incorporated in or on the cell. The suspension, which the cell contains or is adapted to contain, and which may be either in the form of a liquid suspension or a film, includes in it solid suspended particles, which when subjected to a suitable electric or magnetic field, orient to produce a change in the optical characteristics of the suspension. The terms "light" and "optical" as used herein shall mean or refer to electromagnetic radiation either consisting only of visible light or comprising mainly visible light together with infrared and/or ultraviolet radiation.

[Confidential Information Omitted and filed separately with the Securities and Exchange Commission.]

The "Net Selling Price" of Licensed Products on which royalties are payable shall be the genuine selling price of LICENSEE and its sublicensees hereunder f.o.b. factory at which nonaffiliated customers are billed in the usual course of business for Licensed Products, as packed for shipment to the customer, reduced only by the applicable proportions of the following if, and to the extent that, amounts in respect thereof are reflected in such selling price: (i) normal trade discounts actually allowed;
(ii) sales, use or excise and added value taxes and custom duties paid; (iii) if the genuine selling price is other than f.o.b. factory, amounts paid for f.o.b. transportation of Licensed Products to the customer's premises or place of installation or delivery; (iv) the cost to LICENSEE or its sublicensees hereunder of any part or component included in Licensed
Products which is purchased directly from LICENSOR; (v) insurance costs and the costs of packing material, boxes, cartons and crates required for shipping; provided, however, that the Net Selling Price of a Licensed Product may not be less than 90% of the gross selling price of said
Licensed Product after all deductions therefrom excluding materials purchased by LICENSEE from LICENSOR pursuant to subsection (iv) hereof, if any. If a Licensed Product is leased, sold, used or to otherwise disposed of on terms not involving a bona fide arm's length sale to an unaffiliated third party, then the Net Selling Price for such transactions shall be deemed to be the Net Selling Price as defined above for identical products sold to a nonaffiliated customer nearest to the date of such lease, sale, use, or other disposition. If a Licensed Product is sold in combination with other products or as a part or component of another product and a single selling price is billed for such combination product, the Net Selling Price for the computation of royalties payable hereunder on such Licensed Product shall be equal to the product of the single selling price for such combination product (reduced as may be permitted by subsections (i-v) above) times the actual cost of manufacturing such Licensed Product divided by the actual cost of manufacturing such combination product.

"Prior License Agreements" means the License Agreement between
Research Frontiers Incorporated and Glaverbel, SA effective as of April 23, 1992 relating to Light Valve Automotive Rear-View Mirror Products, and the License Agreement between Research Frontiers Incorporated and Glaverbel, SA effective as of March 2, 1994 relating to Light Valve Transportation Vehicle Sun Visor Products for certain uses, each as amended to date.

"Technical Information" means all useful information relating to apparatus, methods, processes, practices, formulas, techniques, procedures, patterns, ingredients, designs and the like including (by way of example) drawings, written recitations of data, specifications, parts, lists, assembly procedures, operating and maintenance manuals, test and other technical reports and the like owned or controlled by LICENSOR, to the extent they exist, that relate to Licensed Products and/or to the suspensions used or usable for Licensed Products and that consist of concepts invented or developed by LICENSOR. Know-how of LICENSOR's suppliers and of LICENSOR's other licensees and their sublicensees under licenses from LICENSOR shall not be considered Technical Information owned or controlled by LICENSOR.
Schedule C
(As of April 1, 1996)

LIST OF LICENSEE'S LIGHT VALVE
PATENTS AND PATENT APPLICATIONS

[Confidential Information Omitted and filed separately with the Securities and Exchange Commission.]