Form 10-Q
period 1996-06-30
RESEARCH FRONTIERS INC
filed 1996-08-14
CIK 793524

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

   For Quarter Ended June 30, 1996    Commission File No.  1-9399

                   RESEARCH FRONTIERS INCORPORATED
         (Exact name of registrant as specified in charter)


                             Delaware                         11-2103466
          (State of incorporation or organization)    (IRS Employer
                                                   Identification No.)

          240 Crossways Park Drive, Woodbury, N.Y.           11797
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

                           Yes    X          No    __

                    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
          As of August 13,1996, there were outstanding 9,889,222 shares of Common Stock, par value $0.0001 per share.

                     RESEARCH FRONTIERS INCORPORATED

                        Condensed Balance Sheets

                                                June 30,1996
                    Assets                       (Unaudited) Dec.31,1995

Current assets:
  Cash and cash equivalents                      $ 959,206     3,827,573
  Marketable investment securities               7,119,230     5,937,308
  Accrued interest and dividends receivable         89,345        82,422
  Prepaid expenses and other current assets         17,441        23,699
             Total current assets                8,185,222     9,871,002

  Fixed assets, net                                 94,638        96,491
  Deposits and other assets                         59,769        58,620
             Total assets                       $8,339,629    10,026,113

     Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                                  41,749       113,120
  Other accrued expenses                            91,703       129,933
             Total liabilities                     133,452       243,053

Shareholders' equity:
  Capital stock, par value $.0001 per share;
   authorized 100,000,000 shares, issued and out-
   standing 9,889,222 shares and 9,830,761 shares      989           983
  Additional paid-in capital                    28,064,630    28,399,562
  Accumulated deficit                          (19,284,942)  (18,035,485)
                                                 8,780,677    10,365,060

  Notes receivable from officers                  (574,500)     (582,000)

  Total shareholders' equity                     8,206,177     9,783,060

  Total liabilities and shareholders' equity    $8,339,629    10,026,113

See accompanying notes to condensed financial statements.



                     RESEARCH FRONTIERS INCORPORATED

                   Condensed Statements of Operations

                               (Unaudited)


                              Six months ended           Three months ended
                          June 30,1996 June 30,1995  June 30,1996 June 30,1995

Fee income                $     50,000           --  $     50,000           --

Operating expenses             698,397      721,378       272,762       327,560

Research and development       732,769      707,418       316,816       375,710

                             1,431,166    1,428,796       589,578       703,270

Operating loss              (1,381,166)  (1,428,796)     (539,578)     (703,270)

Investment income (loss)      (795,630)     247,955      (901,907)       99,408

Interest income on note
  receivable from officer      211,360        7,073            --            --

Unrealized gain on investments 715,979       72,720       919,759       155,698

Net loss                   $(1,249,457)  (1,101,048)    $(521,726)     (448,164)

Net loss per share         $      (.13)        (.12)    $    (.05)         (.05)

Weighted average number of
  common shares outstanding  9,831,286    9,077,583     9,869,372     9,078,132

See accompanying notes to condensed financial statements.

                    RESEARCH FRONTIERS INCORPORATED

                  Condensed Statements of Cash Flows

                              (Unaudited)



                                                          Six months ended
                                                    June 30,1996   June 30, 1995

Cash flows from operating activities:
  Net loss                                         $  (1,249,457)    (1,101,048)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation and amortization                          15,338         27,634
   Unrealized gain on investments                       (715,979)       (72,720)
   Interest income on notes receivable from officer     (211,360)        (7,073)
   Changes in assets and liabilities:
     (Increase) decrease in investments                 (465,943)     1,185,942
     Increase in accrued interest and
        dividends receivable                              (6,911)        19,344
     (Increase) decrease in other assets                   5,109        (15,139)
     Decrease in accounts payable & accrued expenses    (109,601)       (47,341)

  Net cash provided by (used in) operating activities (2,738,804)       (10,401)

Cash flows from investing activities:
   Capital expenditures                                  (13,485)        (3,943)

  Net cash provided by (used in) investing activities    (13,485)        (3,943)

Cash flows from financing activities:
   Proceeds from issuances of common stock               178,922         85,436
   Increase in notes from officers                      (295,000)            --

  Net cash provided by (used in) financing activities   (116,078)        85,436

Net increase (decrease) in cash and cash equivalents  (2,868,367)        71,092

Cash and cash equivalents at beginning of year         3,827,573        219,771

Cash and cash equivalents at end of period           $   959,206        290,863


Non-Cash Transactions:
Redemption of Treasury Stock as
  payment for officer note receivable                $   302,500        300,000

See accompanying notes to condensed financial statements.

                RESEARCH FRONTIERS INCORPORATED

            Notes to Condensed Financial Statements
                         June 30, 1996
                          (Unaudited)

Basis of Presentation

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position, results of operations, and cash flows for the interim periods to which the report relates. The results of operations for the six-month period ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year. The notes included herein should be read in conjunction with the notes to financial statements of the Company at December 31, 1995 and for the three years then ended,included in the Company's Annual Report on Form 10-K.

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

Statement of Cash Flows

Cash equivalents consist of short-term investments in government securities. The Company considers securities purchased within three months of their maturity date to be cash equivalents.

             Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Results of Operations for the Six Month Periods Ended June 30, 1996 and 1995

The Company earned fee income for the six months ended June 30, 1996 of $50,000 relating to the Company's new license agreement with Glaverbel, SA.

Operating expenses decreased by $22,981 for the first six months of 1996 from $721,378 for the first six months of 1995. This decrease was due to decreased travel and depreciation expenses offset by higher payroll and insurance expenses.

Research and development expenditures increased to $732,769 for the first six months of 1996 from $707,418 for the first six months of 1995. This increase was primarily the result of higher salaries offset by a decrease in costs related to patents.

Net investment income decreased by $1,043,585 to a loss of $795,630 for the first six months of 1996 from net investment income of $247,955 for the first six months of 1995. This decrease was due to a realized loss recognized by the Company on the sale of securities against which the Company had previously recorded unrealized losses. In addition, the Company recorded an unrealized gain on investments of $715,979 for the six months ended June 30, 1996 compared to an unrealized gain of $72,720 for the first six months of 1995 due to a change in the Company's investment portfolio during these periods.

As a consequence of the factors discussed above, the Company's net loss was $1,249,457 ($.13 per share) for the first six months of 1996 as compared to $1,101,048 ($.12 per share) for the first six months of 1995.

Results of Operations for the Three Month Periods Ended June 30, 1996 and 1995

The Company earned fee income for the second quarter of 1996 of $50,000 relating to the Company's new license agreement with Glaverbel, SA.

Operating expenses decreased approximately $55,000 for the second quarter of 1996 from approximately $328,000 for the second quarter of 1995. This decrease was due to decreased travel and depreciation expenses offset by higher payroll and insurance expenses.

Research and development expenditures decreased to $316,816 for the second quarter of 1996 from $375,710 for the second quarter of 1995.
This increase was primarily the result of  decreased costs related to patents.

Net investment income decreased by $1,001,315 to a loss of $901,907 for the second quarter of 1996 from net income of $99,408 for the second quarter of 1995. This decrease was due to a realized loss recognized by the Company on the sale of securities against which the Company had previously recorded unrealized losses. In addition, the Company recorded an unrealized gain on investments of $919,759 for the second quarter of 1996 compared to an unrealized gain of $155,698 for the second quarter of 1995 due to a change in the Company's investment portfolio during these periods.

As a consequence of the factors discussed above, the Company's net loss was $521,726 ($.05 per share) for the second quarter of 1996 as compared to $448,164 ($.05 per share) for the second quarter of 1995.

Financial Condition, Liquidity and Capital Resources

During the first six months of 1996, the Company's cash and cash equivalents and marketable investment securities balance decreased by approximately $1,686,000 principally as a result of cash used to fund the Company's net loss from operations (approximately $1,381,000), the decrease in accounts payable and accrued expenses of approximately $110,000, and the increase in notes receivable from officers of $295,000.

At June 30, 1996, the Company had working capital of $8,051,770 and its shareholders' equity was $8,206,177.

Notes receivable from officers decreased by approximately $7,500 during the first six months of 1996. This was a result of the repayment by the Company's President of an outstanding note receivable, including $211,360 in accumulated interest thereon, offset by two new notes issued by the Company. Repayment was made through the transfer to the Company of 49,528 shares of the Company's common stock held by the President, which shares were subsequently retired by the Company.

The Company expects to use its cash and short-term investments to fund its research and development of SPD light valves and for other working capital purposes. The Company's working capital and capital requirements depend upon numerous factors, including the results of research and development activities, competitive and technological developments, the timing and cost of patent filings, and the development of new licensees and changes in the Company's relationships with its existing licensees. The degree of dependence of the Company's working capital requirements on each of the foregoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements; the addition of new licensees would provide additional working capital, and changes in relationships with existing licensees would have a favorable or negative impact depending upon the nature of such changes. Based upon existing levels of expenditures, assumed ten percent annual increases therein, existing cash reserves and budgeted revenues, the Company believes that it would not require additional funding for the next two to three years. There can be no assurance that expenditures will not exceed the anticipated amounts or that additional financing, if required, will be available when needed or, if available, that its terms will be favorable or acceptable to the Company. Eventual success of the Company and generation of positive cash flow will be dependent upon the commercialization of products using the Company's technology by the Company's licensees and payments of continuing royalties on account thereof.

 PART II.OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security-Holders

The Annual Meeting of Stockholders of Research Frontiers Incorporated was held on June 13, 1996. Listed below is a summary of how the 9,043,240 shares voted at the Annual Meeting on the various proposals voted upon and adopted at the Annual Meeting. For the election of Robert
M. Budin as a Class III member of the Company's Board of Directors, 8,991,092 shares were voted in favor of election, and 52,148 votes were withheld. For the election of Robert L. Saxe as a Class III member of the Company's Board of Directors, 8,994,480 shares were voted in favor of election, and 48,760 votes were withheld. For the ratification of the appointment of KPMG Peat Marwick LLP as auditors for 1996, 8,952,779 shares were voted in favor of election, 59,546 shares were voted against, and 30,915 shares abstained from voting. For the proposal to amend the Company's 1992 Stock Option Plan to increase the number of shares authorized for issuance thereunder by 450,000 shares, 8,310,649 shares were voted in favor of the proposal, 460,196 shares were voted against, and 94,978 shares abstained from voting. The proposal to amend the Company's certificate of incorporation to authorize a preferred stock did not receive the required number of votes, with 4,257,886 shares voting in favor of the amendment, 691,717 shares voting against, and 66,128 shares abstaining from the voting.

Item 6.    Exhibits and Reports on Form 8-K

   (a)    Exhibits.  None

   (b)    Reports on Form 8-K.  None.

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

Date: August 14, 1996