Form 10-Q
period 1996-09-30
RESEARCH FRONTIERS INC
filed 1996-11-13
CIK 793524

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

 For Quarter Ended September 30, 1996    Commission File No.  1-9399

                   RESEARCH FRONTIERS INCORPORATED
         (Exact name of registrant as specified in charter)


                             Delaware                         11-2103466
          (State of incorporation or organization)    (IRS Employer
                                                   Identification No.)

          240 Crossways Park Drive, Woodbury, N.Y.           11797
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

                           Yes    X          No    __

              Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
       As of November 12,1996, there were outstanding 10,070,897 shares of Common Stock, par value $0.0001 per share.

                     RESEARCH FRONTIERS INCORPORATED

                        Condensed Balance Sheets

                                              September 30,1996
                    Assets                       (Unaudited)     Dec.31,1995

Current assets:
   Cash and cash equivalents                      $   2,531,992    3,827,573
   Marketable investment securities                   6,237,414    5,937,308
   Accrued interest and dividends receivable             61,059       82,422
   Prepaid expenses and other current assets             20,910       23,699
         Total current assets                         8,851,375    9,871,002

  Fixed assets, net                                     165,115       96,491
 Deposits and other assets                               59,769       58,620

             Total assets                        $    9,076,259   10,026,113

     Liabilities and Shareholders' Equity

Current liabilities:
   Accounts payable                                     63,227      113,120
   Other accrued expenses                              100,966      129,933

             Total liabilities                         164,193      243,053

Shareholders' equity:
  Capital stock, par value $.0001 per share;
    authorized 100,000,000 shares,issued and
    outstanding 10,069,397 shares and 9,830,761
    shares, respectively                                1,007           983
  Additional paid-in capital                       29,296,146    28,399,562
  Accumulated deficit                             (19,760,587)  (18,035,485)
                                                    9,536,566    10,365,060

  Notes receivable from officers                     (624,500)     (582,000)

  Total shareholders' equity                        8,912,066     9,783,060

  Total liabilities and shareholders' equity    $   9,076,259    10,026,113

See accompanying notes to condensed financial statements.



                     RESEARCH FRONTIERS INCORPORATED

                   Condensed Statements of Operations

                               (Unaudited)


                              Nine months ended           Three months ended
                       Sept.30,1996 Sept.30,1995   Sept.30,1996   Sept.30,1995

Fee income             $     50,000        1,500   $         --          1,500

Operating expenses          946,120      958,240        247,723        236,862

Research and development  1,127,486    1,054,929        394,717        347,511

                          2,073,606    2,013,169        642,440        584,373

Operating loss           (2,023,606)  (2,011,669)      (642,440)      (582,873)

Investment income(loss)    (748,457)     329,979         47,173         74,951

Interest income on note
receivable from officer     211,360           --             --             --


Unrealized gain (loss)
   on investments           835,601      (70,895)       119,622       (143,615)

Net loss              $  (1,725,102)  (1,752,585)  $   (475,645)      (651,537)

Net loss per share    $        (.17)        (.19)  $       (.05)          (.07)

Weighted average number of
common shares outstanding  9,875,892    9,139,663     9,965,104      9,201,194

    See accompanying notes to condensed financial statements.

                    RESEARCH FRONTIERS INCORPORATED

                  Condensed Statements of Cash Flows

                              (Unaudited)



                                                        Nine months ended
                                                  Sept. 30,1996 Sept. 30, 1995

Cash flows from operating activities:
 Net loss                                         $  (1,725,102)    (1,752,585)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                         23,008         41,451
   Unrealized loss (gain) on investments               (835,601)        70,895
   Interest income on notes receivable from officer    (211,360)        (7,073)
   Changes in assets and liabilities:
    Decrease in investments                             535,495      1,766,892
    Decrease in accrued interest and
       dividends receivable                              21,374         24,133
    Decrease (increase) in other assets                   1,640        (29,586)
    Decrease in accounts payable & accrued expenses     (78,860)       (79,855)

  Net cash provided by(used in)operating activities  (2,269,406)        34,272

Cash flows from investing activities:
  Capital expenditures                                  (91,631)        (5,637)

  Net cash used in investing activities                 (91,631)        (5,637)

Cash flows from financing activities:
  Proceeds from issuances of common stock             1,410,456        886,044
  Increase in notes from officers                      (345,000)            --

  Net cash provided by financing activities           1,065,456        886,044

  Net increase(decrease)in cash and cash equivalents (1,295,581)       914,679

 Cash and cash equivalents at beginning of year       3,827,573        219,771

 Cash and cash equivalents at end of period         $ 2,531,992      1,134,450


Non-Cash Transactions:
Redemption of treasury stock as
payment for officer note receivable                $    302,500        300,000

See accompanying notes to condensed financial statements.

                RESEARCH FRONTIERS INCORPORATED

            Notes to Condensed Financial Statements
                       September 30, 1996
                          (Unaudited)

Basis of Presentation

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position, results of operations, and cash flows for the interim periods to which the report relates. The results of operations for the nine-month period ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year. The notes included herein should be read in conjunction with the notes to financial statements of the Company at December 31, 1995 and for the three years then ended, included in the Company's Annual Report on Form 10-K.

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

Cash and Cash Equivalents

Cash equivalents consist of short-term investments in all U.S. Treasury securities. The Company considers securities purchased within three months of their maturity date to be cash equivalents.

Shareholders' Equity

During the first nine months of 1996, the Company received approximately $1,410,456 as net proceeds from the net issuance of 288,345 shares of common stock from a private placement, and the exercise of warrants and options.

             Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Results of Operations for the Nine Month Periods Ended
September 30, 1996 and 1995

The Company earned fee income for the nine months ended September 30, 1996 of $50,000 relating to the Company's new license agreement with Glaverbel, SA.

Operating expenses decreased by $12,120 for the first nine months of 1996 from $958,240 for the first nine months of 1995. This decrease was due to decreased travel and depreciation expenses offset partially by increased insurance expenses.

Research and development expenditures increased by 72,557 to $1,127,486 for the first nine months of 1996 from $1,054,929 for the first nine months of 1995. This increase was primarily the result of higher labor costs offset by a decrease in costs related to patents and materials.

Net investment income decreased by $1,078,436 to a loss of $748,457 for the first nine months of 1996 from net investment income of $329,979 for the first nine months of 1995. This decrease was due to a realized loss recognized by the Company on the sale of securities against which the Company had previously recorded unrealized losses. In addition, the Company recorded an unrealized gain on investments of $835,601 for the nine months ended September 30, 1996 compared to an unrealized loss of $70,895 for the first nine months of 1995 due to the sale of the aforementioned securities and a change in the Company's investment portfolio during these periods.

As a consequence of the factors discussed above, the Company's net loss was $1,725,102 ($.17 per share) for the first nine months of 1996 as compared to $1,752,585 ($.19 per share) for the first nine months of 1995.

Results of Operations for the Three Month Periods Ended September 30, 1996 and 1995

There was no fee income relating to the Company's license or other agreements for the third quarter of 1996 as compared to $1,500 in fee income for the third quarter of 1995.

Operating expenses increased by $10,861 for the third quarter of 1996 from $236,862 for the third quarter of 1995. This increase was due to increased insurance expenses offset partially by decreased travel and depreciation expenses.

Research and development expenditures increased by 47,206 to $394,717 for the third quarter of 1996 from $347,511 for the third quarter of 1995. This increase was primarily the result of higher labor and patent costs offset by a decrease in costs related to materials.

Net investment income decreased by $27,778 to $47,173 for the third quarter of 1996 from $74,951 for the third quarter of 1995. This decrease was due to a realized loss recognized by the Company on the sale of securities against which the Company had previously recorded unrealized losses. In addition, the Company recorded an unrealized gain on investments of $119,622 for the third quarter of 1996 compared to an unrealized loss of $143,615 for the third quarter of 1995 due to the sale of the aforementioned securities and a change in the Company's investment portfolio during these periods.

As a consequence of the factors discussed above, the Company's net loss was $475,645 ($.05 per share) for the third quarter of 1996 as compared to $651,537 ($.07 per share) for the third quarter of 1995.

Financial Condition, Liquidity and Capital Resources

During the first nine months of 1996, the Company's cash and cash equivalents and marketable investment securities balance decreased by approximately $995,475 principally as a result of cash used to fund the Company's net loss from operations (approximately $1,725,000), the decrease in accounts payable and accrued expenses of approximately
$79,000, and the increase in notes receivable from officers of $345,000, offset by the sale of common stock through the exercise of options, warrants, and the sale of newly issued common stock aggregating
$1,410,456. During the third quarter of 1996, the Company continued to strengthen its balance sheet and raised approximately $1.2 million from the private sale of common stock to institutional investors. These shares are subject to various restrictions on their resale or transfer by such institutions, and the proceeds from their sale have been invested by the Company in U.S. Treasury securities.

At September 30, 1996, the Company had working capital of $8,687,182 and its shareholders' equity was $8,912,066.

Notes receivable from officers increased by approximately $42,500 during the first nine months of 1996. This was a result of the repayment by the Company's President of an outstanding note receivable, including
$211,360 in accumulated interest thereon, offset by three new notes issued by the Company to certain of its officers. Repayment was made through the transfer to the Company of 49,528 shares of the Company's common stock held by the President, which shares were subsequently retired by the Company.

The Company expects to use its cash and short-term investments to fund its research and development of SPD light valves and for other working capital purposes. The Company's working capital and capital requirements depend upon numerous factors, including the results of research and development activities, competitive and technological developments, the timing and cost of patent filings, and the development of new licensees and changes in the Company's relationships with its existing licensees. The degree of dependence of the Company's working capital requirements on each of the foregoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements; the addition of new licensees would provide additional working capital, and changes in relationships with existing licensees would have a favorable or negative impact depending upon the nature of such changes. Based upon existing levels of expenditures, assumed ten percent annual increases therein, existing cash reserves and budgeted revenues, the Company believes that it would not require additional funding for the next three years. There can be no assurance that expenditures will not exceed the anticipated amounts or that additional financing, if required, will be available when needed or, if available, that its terms will be favorable or acceptable to the Company. Eventual success of the Company and generation of positive cash flow will be dependent upon the commercialization of products using the Company's technology by the Company's licensees and payments of continuing royalties on account thereof.

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

Date: November 13, 1996