Form 10-K405
period 1996-12-31
RESEARCH FRONTIERS INC
filed 1997-03-28
CIK 793524

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of
                  THE SECURITIES AND EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1996Commission File Number 1-9399

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge,in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 27, 1997 there were 10,175,726 shares of Research Frontiers Incorporated common stock outstanding (of which 1,162,936 shares were held, either directly or indirectly, by affiliates of the Company), and the aggregate market value of the common shares (based upon the closing trading price of these shares on NASDAQ on March 27, 1997) held by non-affiliates was approximately $63,598,288. In making this computation, all shares known to be owned by directors and executive officers of the Company and all shares known to be owned by other persons holding in excess of 5% of the Company's common stock have been deemed held by "affiliates" of the Company. Nothing herein shall prejudice the right of the Company or any such person to deny that any such director,executive officer, or stockholder is an "affiliate."

                       Exhibit Index at pages 15-18

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

     The Company expects to compete against various technologies that are currently being used commercially. In particular, the Company expects to compete on the basis of the performance characteristics of its products with liquid crystal displays ("LCDs"). An LCD is generally similar in construction to an SPD display, but instead of a fluid or film suspension, utilizes an organic material called a liquid crystal which, although comprised of molecules that flow like a liquid, has some of the characteristics of solid crystals. Like SPD displays, LCDs are "passive" devices which do not generate light, but merely reflect or modulate existing light. The market for flat panel LCDs estimated by others is approximately $15.5 billion for 1997. The Company believes that some of its licensees using SPD displays may begin to challenge liquid crystal displays for part of the LCD market during the next several years.

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

     Electrochromic Technology: When compared to electrochromic windows and rear-view mirrors, which use a direct current voltage to alter the molecular structure of electrochromic materials (which currently can be in the form of either a liquid, gel or solid film) causing the material to darken, SPDs have numerous potential performance, manufacturing and cost advantages. In comparing the Company's SPD light valves to electrochromic technologies, SPDs are expected to have some or all of the following advantages: (i) faster response time, (ii) higher manufacturing yields, (iii) a simpler manufacturing process requiring less expensive equipment, (iv) lower estimated manufacturing costs, (v) more reliable performance over a wider temperature range, (vi) capability of achieving darker off-states,(vii) lower current drain,
(viii) higher estimated battery life in applications where batteries are used,
(ix) no "iris effect" (where light transmission changes first occur at the outer edges of a window or mirror and then work their way toward the center) when changing from clear to dark and back again, and (x) the ability to use SPDs in conjunction with plastic materials.

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

     On March 27, 1997, the Company had twelve full-time employees, seven of whom are technical personnel, and five of whom perform legal, marketing, investor relations, and administrative functions. The success of the Company is dependent on, among other things, the services of its senior management, the loss of whose services could have a material adverse effect upon the prospects of the Company.

Licensing Activities

     The Company's current marketing efforts have taken the form of offering other companies (both domestic and foreign) the opportunity to enter into license agreements with the Company for one or more specific fields of use. The following table summarizes the Company's existing license and option agreements:


Licensee or Optionee           Products Covered                    Territory

General Electric Company     SPD film for other licensees and      Worldwide
                                prospective licensees

Glaverbel, S.A.              Automotive vehicle rear-view mirrors,  Worldwide
                            transportation vehicle sun visors, and (except Korea
                             architectural windows.                 for windows)

Hankuk Glass Industries Inc. Architectural Windows                  Korea

Japan Steel Works Ltd. and   Windows                                Japan
Central Glass Company Ltd.

Material Sciences Corporation SPD film for other licensees and for   Worldwide
                              window applications, architectural (except Korea
                               and automotive windows.              for windows)

Saint Gobain Vitrage, S.A.   Architectural Windows                  Worldwide
                                                                 (except Korea
                                                             and South America)

Sanyo Electric Co., Ltd.     Flat panel displays                   Worldwide

Licenses generally provide for a 3-10% royalty on the sale of licensed products and may provide for minimum annual royalties. The Company's license agreements typically allow the licensee to terminate the license after some period of time, and give the Company only limited rights to terminate prior to their expiration. The license granted to Hankuk is exclusive within Korea through July 1998.

     On January 18, 1997, the Company entered into a license agreement with Material Sciences Corporation (MSC). The agreement grants MSC a non-exclusive license to manufacture and sell electrically-controllable variable light transmission or "smart" windows for architectural and automotive applica-tions throughout most of the world. The agreement also permits MSC to produce and sell films incorporating the Company's proprietary suspended particle device (SPD) light control technology to window companies for automotive and architectural uses, and to a selected list of the Company's licensees and prospective licensees for a variety of applications. Under the license agreement, MSC will pay Research Frontiers an earned royalty of up to 10% of the net selling price of products sold under the agreement.

     In April 1996, the Company announced that it had entered into an expanded new license agreement with Glaverbel, S.A., which replaced a previous agreement between the companies, changed Glaverbel's rights from exclusive to nonexclusive for automotive sun visor and rear-view mirror products, and granted Glaverbel new nonexclusive rights to manufacture and sell variable light transmission windows for architectural and automotive applications throughout most of the world. Glaverbel has filed patent applications to protect several important inventions relating to the production of simple low-cost electronics, the filling of cells, and meeting government regulations relating to the reflectivity of rear-view mirrors in the unactivated state. Glaverbel has also made very attractive prototype SPD rear-view mirrors which have been demonstrated to numerous potential customers.
Notwithstanding these impressive accomplishments, due to the complexity of developing, manufacturing and marketing SPD mirror products and Glaverbel's limited technical, financial and other resources, the Company believes that Glaverbel probably will require or find it advantageous to have the assistance of others to produce and sell SPD rear view mirrors. As a result, Glaverbel, Research Frontiers, and one or more third parties such as a tier-one automotive industry supplier are exploring the possibility of a joint venture or other arrangement to commercialize SPD rear-view mirror products. In comparing rear-view mirrors using SPD technology to rear-view mirrors such as those currently being produced for the automotive industry which use electrochromic technology, SPD mirrors are expected to have the following advantages: (1) a much faster response time promoting safer operation, (2) ability to use their virtually instantaneous reaction time, to feature "real-time" switching in which the mirror can automatically adjust to an infinite number of intermediate levels of glare reduction, rather than merely switching from light to dark, and (3) ability to make larger size mirrors without slowing down the response time of the mirror. In addition, self-dimmable SPD rear-view mirrors do not have the yellow tint normally associated with most electrochromic mirrors.

     In August 1995, the Company announced that it had entered into a non-exclusive license with General Electric Company to make SPD film for the Company's other licensees. SPD film permits light transmission to be electrically controlled instantly either automatically or by the user. Devices which can use SPD technology include variable light transmission "smart" windows, variable light transmission eyewear and goggles, self-dimmable automotive sunroofs, sun visors and rear-view mirrors, and flat panel information displays for use in computers, television, telephones and other electronic instruments. The Company believes that having a third party such as Material Sciences Corporation and General Electric which can provide high-quality SPD film for the Company's licensees and prospective licensees is an important step towards the commercialization of SPD technology. In addition, the Company believes that some of the world's leading manufacturers prefer to purchase SPD film from others, rather than making it internally, and that if SPD film is commercially available, this would greatly enlarge the universe of potential licensees and users for SPD technology.

     In November 1995, the Company announced that Hankuk Glass
Industries Inc. has been successfully developing SPD films for smart windows and had reached an advanced stage of development. In January 1996, it was reported to the Company that Hankuk had demonstrated publicly at the New Glass Forum in Tokyo a prototype SPD smart window measuring approximately 2.5 feet by 3 feet in size. Hankuk's current license with Research Frontiers only covers architectural smart windows. At Hankuk's request, Research Frontiers and Hankuk are in negotiations which may lead to a new expanded license agreement relating to the manufacture of SPD film and other SPD products.

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

     On May 25, 1994, the Company announced that it had signed an option-license agreement with Saint-Gobain Vitrage International S.A. (now known as Saint-Gobain Vitrage, S.A.). The agreement, as amended, gives Saint-
Gobain the option through December 31, 1997 (with the right to further extend the option until June 30, 1998) to enter into a non-exclusive license agreement with the Company which covers the manufacture and sale of variable light transmission "smart" windows for architectural applications using Research Frontiers' patented SPD technology. If Saint-Gobain exercises the option and enters into the license agreement, Saint-Gobain would pay Research Frontiers a royalty of 5% of net sales of licensed products, subject to the payment of minimum annual royalties or an up-front fee which, under the terms of the original option-license agreement, remain to be negotiated.

     While the Company believes based upon the status of current negotiations that additional license agreements with third parties will be entered into, there can be no assurance that any such additional license agreements will be consummated, or that any licensee of the Company will produce or sell commercial products using the Company's technology.

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

Research and Development; Technological Developments

     As a result of the Company's research and development efforts, the Company believes that its SPD light valves will be usable in a number of commercial products. Such products may include one or more of the following fields: "smart" windows, variable light transmission eyewear and goggles, self-dimmable automotive sunroofs, sun visors and mirrors, and instruments and other information displays that use digits, letters, graphic images, or other symbols to supply information, including scientific instruments, aviation instruments, automobile dashboard displays and, if certain improvements can be made in various features of the Company's SPD light valves, portable computer displays and flat panel television displays. The Company believes that most of its research and development efforts have applicability to products that may incorporate the Company's technology. Although the Company believes that the state of development of its technology is sufficiently advanced that commercial products should be producible hereafter by its licensees, such potential commercialization is beyond the control of the Company. In addition, the Company intends to continue its research and development efforts for the foreseeable future to improve its SPD light valve technology and thereby assist in the potential commercialization of the Company's SPD light valve technology by the Company's licensees.

     The Company has devoted most of the resources it has heretofore expended to research and development activities with the goal of producing commercially viable light valves and already has developed working prototypes of its SPD light valves for several different applications including smart windows, eyewear, mirrors and flat panel displays. The Company expended approximately $1,712,000, $1,410,000, and $1,396,000 during the years ended December 31, 1996, 1995, and 1994, respectively, for research and development. The Company plans to engage in substantial continuing research and development activities. Seven of the Company's twelve full-time employees are principally engaged in the Company's research and development activities. The Company's main goals in its research and development will be
(i) developing suspensions that change their transparency with greater speed,
(ii) increasing the light transmission range obtainable from the Company's suspensions,(iii) developing particles to be used in the suspensions that absorb different wavelengths of light so that fluid suspensions and light valves can be produced in a variety of colors, (iv) reducing the voltage required to operate SPDs, and (v) obtaining data relating to the environmental stability and longevity of the Company's fluid suspensions and films.

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

Patents and Proprietary Information

     The Company has 20 United States patents in force. Three United States patent applications are pending. The Company's United States patents expire at various dates from 1997 through 2014. The Company has approximately 26 issued patents and a substantial number of patent applications pending in foreign countries. The Company's foreign patents expire at various dates from 1998 through 2014. The Company believes that its SPD light valve technology is adequately protected by its patent position and by its proprietary technological know-how. However, the validity of the Company's patents has never been contested in any litigation. To a lesser extent, the Company relies on trade secrets and nondisclosure agreements to protect its technology. The Company generally requires any employee, consultant, or licensee having access to its confidential information to execute an agreement whereby such person agrees to keep such information confidential.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS

     None
                             PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY
     AND RELATED STOCKHOLDER MATTERS

  (a)Market Information

     (1) The Company's common stock is primarily traded on the NASDAQ SmallCap Market and is also traded on the Boston Stock Exchange. As of March 27, 1997, there were 10,175,726 shares of common stock outstanding.

     (2) The following table sets forth the range of the high and low selling prices (as provided by the National Association of Securities Dealers) of the Company's common stock for each quarterly period within the past two fiscal years:

       Quarter Ended               Low               High
       March 31, 1995              5.125             8.000
       June 30, 1995               5.750             8.750
       September 30, 1995          6.875            16.875
       December 31, 1995           8.500            15.000
       March 31, 1996              8.500            11.000
       June 30, 1996               7.250            11.750
       September 30, 1996          7.000            10.625
       December 31, 1996           7.000             9.500

These quotations may reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

  (b)Approximate Number of Security Holders

     As of March 27, 1997, there were 599 holders of record of the Company's common stock.

  (c)Dividends

     The Company did not pay dividends on its common stock in 1996 and does not expect to pay any cash dividends in the foreseeable future. There are no restrictions on the payment of dividends.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected data regarding the Company's operating results and financial position. The data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and
Results of Operations and the financial statements and notes thereto, all of which are contained in this Annual Report on Form 10-K.

                                            Year Ended December 31,

                                1996        1995     1994        1993     1992
Statement of Operations Data:
 Fee income             $    50,000 $     1,500  $ 574,965   $206,607 $  278,393
 Operating expenses       1,226,410   1,226,691  1,325,761  1,005,107    812,199
 Research and development 1,711,634   1,410,443  1,395,942  1,300,726  1,049,369
                          2,938,044   2,637,134  2,721,703  2,305,833  1,861,568
 Operating Loss         (2,888,044) (2,635,634)(2,146,738)(2,099,226)(1,583,175)
 Investment income(loss)(1)(761,437)   (14,988)    91,816    257,842    284,334
 Unrealized gain (loss)
    on investments        1,174,643   (268,100)  (868,786)    24,089    (55,206)
 Net loss                (2,474,838)(2,918,722)(2,923,708)(1,817,295)(1,354,047)
 Net loss per share (2)        (.25)      (.32)      (.33)      (.24)      (.19)
 Dividends per share             --          --        --          --        --

                                                  As of December 31,

                               1996       1995       1994       1993        1992

Balance Sheet Data:
 Total current assets    $8,193,639  $9,871,002 $7,232,454 $9,883,504 $3,860,355
 Total assets             8,425,141  10,026,113  7,425,278 10,047,596  4,012,287
 Long-term debt, including
   accrued interest             --           --         --         --         --
 Total shareholders'equity 8,216,847  9,783,060  7,234,613  8,103,776  3,824,023


(1) Investment loss for 1996 and 1995 is net of $211,360 and $7,073, respectively, of interest income received from an officer of the Company upon payment of a note receivable.
(2) Per share figures have been restated to reflect the 50% common stock dividend paid by the Company on July 15, 1993 and the 25% common stock dividend paid by the Company on February 15, 1994.

 ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Year Ended December 31, 1996 Compared to the Year Ended December 31,
1995

     The Company earned $50,000 in fee income for the year ended December 31, 1996 relating to the Company's new license agreement with Glaverbel, S.A. compared to $1,500 for the year ended December 31, 1995 received from another licensee.

     Operating expenses remained essentially the same, being $1,266,410 for the year ended December 31, 1996 and $1,226,691 for the year ended
December 31, 1995.

     Research and development expenditures increased to $1,711,634 for the year ended December 31, 1996 from $1,410,443 for the year ended December
31, 1995, primarily as a result of increased salaries, consultant fees, and related expenses as well as higher costs for materials used in research,and non-cash compensation expenses of $57,031 associated with the exercise of certain stock options. Management estimates that research and development costs for 1997 will reflect a modest increase over 1996 levels. Such costs, however, cannot be predicted with any significant degree of accuracy since they will be based on future staffing levels, which in turn will be dependent upon new developments and the degree of support necessary to assist existing and prospective licensees.

     The Company's net gain from its investing activities for the year ended December 31, 1996 was $201,846, as compared to a net loss from its investing activities of $283,088 for the year ended December 31, 1995. This improvement was a result of higher interest income and a reduction in realized and unrealized losses incurred by the Company on its investments in 1996.
The Company invested the proceeds from all sales of marketable equity securities in short-term U.S. Treasury securities. In addition, the Company recorded $211,360 of interest income from the repayment of a note receivable from one of its officers.

     The net loss was $2,474,838 ($.25 per share) for the year ended
December 31, 1996 as compared to $2,918,722 ($.32 per share) for the year ended December 31, 1995. The decrease in the net loss was a result of the combined effect of the factors discussed above. Because the Company has sold all of its equity investments and invested the proceeds from such sales and a large part of the cash it received from the sale of common stock and the exercise of options and warrants in short-term U.S. Treasury securities, the Company does not expect significant realized and unrealized gains and losses on investments in 1997.

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

Financial Condition, Liquidity and Capital Resources

     During the year ended December 31, 1996, the Company's cash and marketable investment securities balance decreased by $1,655,558 from $9,764,881 for the year ended December 31, 1995 to $8,109,323 for the year ended December 31, 1996. This decrease was primarily due to the Company's loss from operations ($2,888,044) and loans made to officers ($350,000) partially offset by the proceeds from the issuance of common stock ($1,440,462) in a private placement and from the exercise of options and warrants. At December 31, 1996, the Company had working capital of $7,985,345 and its stockholders' equity was $8,216,847.

     Notes receivable from officers increased by approximately $47,500 during 1996. This was a result of the repayment by the Company's President of an outstanding note receivable, including $211,360 in accumulated interest thereon, offset by three new loans made by the Company to certain of its officers. Repayment was made through the transfer to the Company of 49,528 shares of the Company's common stock held by the President, which shares were subsequently retired by the Company.

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

     The information set forth in this Report and in all publicly disseminated information about the Company, including the narrative contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" above, includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created by that section. Readers are cautioned not to place undue reliance on these forward-looking statements as they speak only as of the date hereof and are not guaranteed.

Inflation

     The Company does not believe that inflation has a significant impact on its business.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements listed in Item 14(a)(1) and (2) are included in this Report beginning on page F-1.

 ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                             PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Commission on or before April 30, 1997, in connection with the Company's Annual Meeting of Stockholders scheduled to be held on June 12, 1997.

ITEM 11.   EXECUTIVE COMPENSATION

     The information required by this Item 11 is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Commission on or before April 30, 1997, in connection with the Company's Annual Meeting of Shareholders scheduled to be held on June 12, 1997. Notwithstanding anything to the contrary set forth herein or in any of the Company's past or future filings with the Securities and Exchange Commission that might incorporate by reference the Company's definitive Proxy Statement, in whole or in part, the report of the compensation committee and the stock price performance graph contained in such definitive Proxy Statement shall not be incorporated by reference into this Annual Report on Form 10-K or in any other such filings.

 ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The information required by this Item 12 is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Commission on or before April 30, 1997, in connection with the Company's Annual Meeting of Stockholders scheduled to be held on June 12, 1997.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Commission on or before April 30, 1997, in connection with the Company's Annual Meeting of Stockholders scheduled to be held on June 12, 1997.

                             PART IV

 ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
8-K

     (a)(1) and (2)  Financial Statements and Financial Statement Schedules

     The following financial statements of Research Frontiers Incorporated, the related notes thereto, together with the report thereon of KPMG Peat Marwick LLP are filed under Item 8 of this Report.

Independent Auditors' Report . . . . . . . . . . . . . . . . . . . .         F-1

Financial Statements:

    Balance Sheets,
    December 31, 1996 and 1995 . . . . . . . . . . . . . . . . . . .         F-2

    Statements of Operations,
    Years Ended December 31, 1996, 1995 and 1994 . . . . . . . . . .         F-3

    Statements of Shareholders' Equity,
    Years Ended December 31, 1996, 1995 and 1994 . . . . . . . . . .         F-4

    Statements of Cash Flows,
    Years Ended December 31, 1996, 1995 and 1994 . . . . . . . . . .         F-5

Notes to Financial Statements. . . . . . . . . . . . . . . . . . . .         F-6

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

10.2*   Amended and Restated 1986 Stock Option Plan.  Previously filed as
        Exhibit 4.2 to the Company's Registration Statement on Form S-8 (Reg. No. 33-53030) filed with the Commission on October 6, 1992, and incorporated herein by reference.

10.3*   Amended and Restated 1992 Stock Option Plan. Previously filed as
        Exhibit 4 to the Company's Registration Statement on Form S-8 (Reg. No. 33-86910) filed with the Commission on November 30, 1994, and incorporated herein by reference.

10.4* Form of Stock Option Agreement between the Company and recipients of stock options issued pursuant to the Company's Stock Option Plans. Previously filed as part of Exhibits 4.1, 4.2, and 4.3 to the Company's Registration Statement on Form S-8 (Reg. No. 33-53030) filed with the Commission on October 6, 1992, and incorporated herein by reference.

10.5 Lease Agreement dated November 7, 1986, between the Company and Industrial & Research Associates Co. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1986 and incorporated herein by reference.

10.5.1 First Amendment to Lease dated November 26, 1991 between the Company and Industrial and Research Associates Co. Previously filed as an Exhibit to Amendment No. 1 to the Company's
        Registration Statement on Form S-1 (Reg. No. 33-43768) declared effective by the Commission on December 17, 1991, and incorporated herein by reference.

10.5.2  Second Amendment to Lease dated March 11, 1994 between the
        Company and Industrial and Research Associates Co. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.

10.6 License Agreement dated February 16, 1989 among the Company, the Japan Steel Works, Ltd. and the Central Glass Company, Ltd. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988 and incorporated herein by reference.

10.7 License Agreement dated June 15, 1990 between the Company and Hankuk Glass Industry Co., Ltd. and related Korean government approval of the agreement dated July 4, 1990, with English translation attached. Previously filed as an Exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-2 (Reg. No. 33-35130) declared effective by the Commission on August 7, 1990, and incorporated herein by reference.

10.8    Option Agreement effective as of June 1, 1994 between the
        Company and Saint-Gobain Vitrage International SA (now known as Saint-Gobain Vitrage SA). Previously filed as an Exhibit to the Company's Current Report on Form 8-K dated June 9, 1994 and incorporated herein by reference.

10.9 License Agreement effective as of February 17, 1995 between the Company and Sanyo Electric Co., Ltd. Previously filed as an Exhibit to the Company's Current Report on Form 8-K/A dated
        April 17, 1995 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.10 License Agreement effective as of August 2, 1995 between the Company and General Electric Company. Previously filed as an Exhibit to the Company's Current Report on Form 8-K dated August
        2, 1995 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.11   License Agreement effective as of April 29, 1996 between the
        Company and Glaverbel, S.A. Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.12   License Agreement effective as of January 18, 1997 between the
        Company and Material Sciences Corporation. Previously filed as an Exhibit to the Company's Current Report on Form 8-K dated March
        3, 1997 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

      22Subsidiaries of the Registrant - None

      23Consent of KPMG Peat Marwick LLP - Filed herewith.

    *Executive Compensation Plan or Arrangement.

     (b)  Reports on Form 8-K:

     No reports on Form 8-K have been filed by the Registrant during the last quarter of the period covered by this report.

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

Dated:  March 27, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

      Signature                          Position                Date

     /s/Robert M. Budin                  Director                March 27, 1997
        Robert M. Budin

     /s/Bernard D. Gold                  Director                March 27, 1997
        Bernard D. Gold

     /s/Joseph M. Harary                 Director                March 27, 1997
        Joseph M. Harary

    /s/Robert L. Saxe                    Director, President     March 27, 1997
       Robert L. Saxe                      and Treasurer

     /s/Robert I. Thompson              Director                 March 27, 1997
        Robert I. Thompson

                   Independent Auditors' Report



The Stockholders and Board of Directors
Research Frontiers Incorporated:


We have audited the accompanying balance sheets of Research Frontiers Incorporated as of December 31, 1996 and 1995, and the related statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion,the financial statements referred to above present fairly, in all material respects, the financial position of Research Frontiers Incorporated at December 31, 1996 and 1995 and the results of its operations and cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.


KPMG PEAT MARWICK LLP

/s/ KPMG PEAT MARWICK LLP

Jericho, New York
February 26, 1997


                     RESEARCH FRONTIERS INCORPORATED

                             Balance Sheets

                       December 31, 1996 and 1995

                    Assets                         1996               1995

Current assets:
   Cash                                    $       457,959         3,827,573
   Marketable investment securities              7,651,364         5,937,308
   Accrued interest and dividends receivable        65,429            82,422
   Prepaid expenses and other current assets        18,887            23,699
             Total current assets                8,193,639         9,871,002

Fixed assets, net                                  167,846            96,491
Deposits and other assets                           63,656            58,620
         Total assets                      $     8,425,141        10,026,113

     Liabilities and Shareholders' Equity

Current liabilities:
   Accounts payable                                 86,590          113,120
   Accrued expenses                                121,704          129,933

         Total liabilities                         208,294          243,053

Shareholders' equity:
   Common stock, par value $0.0001 per share;
    authorized 100,000,000 shares,issued and
    outstanding 10,066,897 and 9,830,761 shares
    for 1996 and 1995                                1,007             983
   Additional paid-in capital                   29,355,663      28,399,562
   Accumulated deficit                         (20,510,323)    (18,035,485)
                                                 8,846,347      10,365,060

   Notes receivable from officers                 (629,500)       (582,000)

             Total shareholders' equity          8,216,847       9,783,060

Commitments

  Total liabilities and shareholders' equity  $  8,425,141      10,026,113

See accompanying notes to financial statements.




                     RESEARCH FRONTIERS INCORPORATED

                        Statements of Operations

              Years ended December 31, 1996, 1995 and 1994

                                  1996                1995               1994

Fee income               $      50,000               1,500            574,965

Operating expenses           1,226,410           1,226,691          1,325,761
Research and development     1,711,634           1,410,443          1,395,942
                             2,938,044           2,637,134          2,721,703

           Operating loss   (2,888,044)         (2,635,634)        (2,146,738)

Net investment income (loss)  (972,797)            (22,061)            91,816
Unrealized gain (loss)
  on investments             1,174,643            (268,100)          (868,786)
Interest income on note
  receivable from officer      211,360                7,073                --

           Net loss$        (2,474,838)          (2,918,722)       (2,923,708)

Net loss per share$              (0.25)                (.32)             (.33)


Weighted average number of
common shares outstanding    9,924,875            9,196,479         8,768,801

    See accompanying notes to financial statements.

                                     RESEARCH FRONTIERS INCORPORATED
                                   Statements of Shareholders' Equity
                              Years ended December 31, 1996, 1995 and 1994

                                 Common Stock     Additional       Accumulated    Treasury       Notes
                               Shares     Amount  Paid in Capital  Deficit      Stock, at cost   Receivable    Total

Balance, December 31, 1993   6,854,887  856,860     19,794,329    (12,193,055)              --   (354,358)   8,103,776

Five for four stock split    1,718,244    214,781     (214,781)            --               --         --           --
Adjustment of par value             -- (1,070,784)   1,070,784             --               --         --           --
Issuance of common stock       590,429         59    2,915,115             --               --         --    2,915,174
Purchase of treasury stock          --         --           --             --         (333,343)        --     (333,343)
Retirement of treasury stock   (42,500)        (4)    (333,339)            --          333,343         --           --
Net loss                            --         --           --     (2,923,708)              --         --   (2,923,708)
Repayment of note by officer        --         --           --             --               --       1,858       1,858
Loans to officers                   --         --           --             --               --    (529,144)   (529,144)

Balance, December 31, 1994   9,121,060        912   23,232,108    (15,116,763)              --    (881,644)  7,234,613

Issuance of common stock       755,246         76    5,474,166             --               --          --   5,474,242
Retirement of treasury stock   (45,545)        (5)    (306,712)            --          306,717          --          --
Net loss                            --         --           --     (2,918,722)              --          --    (2,918,722)
Repayment of note by officer        --         --           --             --         (306,717)    299,644        (7,073)

Balance, December 31, 1995   9,830,761   $    983   28,399,562    (18,035,485)              --    (582,000)    9,783,060

Issuance of common stock       305,021         31    1,634,171             --          (85,383)         --     1,548,819
Purchase of treasury stock          --         --           --             --          (78,841)         --       (78,841)
Repayment of note by officer        --         --           --             --         (513,853)    302,500      (211,353)
Retirement of treasury stock   (68,885)        (7)    (678,070)            --          678,077          --            --
Net loss                            --         --           --      (2,474,838)             --          --    (2,474,838)
Loans to officers                   --         --           --              --              --    (350,000)     (350,000)
Balance, December 31, 1996  10,066,89   $   1,007   29,355,663     (20,510,323)             --    (629,500)    8,216,847

See accompanying notes to financial statements.

                       RESEARCH FRONTIERS INCORPORATED
                           Statements of Cash Flows
                 Years ended December 31, 1996, 1995 and 1994

                                                   1996        1995        1994
Cash flows from operating activities:
 Net loss                                  $ (2,474,838) (2,918,722) (2,923,708)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                 45,847      58,178     105,046
   Interest income on officer notes receivable (211,353)     (7,073)         --
   Unrealized loss (gain) on investments     (1,174,643)    268,100     868,786
   Cashless exercise of options                 108,357          --          --
   Changes in assets and liabilities:
    Decrease in accounts receivable, licensee        --          --      30,000
     Decrease (increase) in accrued
      interest and dividends receivable          16,993     (21,020)    (27,409)
     (Increase) decrease in prepaid expenses and
          other current assets                    4,812      (7,851)     (7,596)
     Increase in deposits and other assets       (5,036)     (4,000)     (9,800)
     Increase (decrease) in accounts payable
          and accrued expenses                  (34,759)     52,388     (68,770)
     Net sales (purchases) of investments      (539,413)    730,025  (2,361,560)

  Net cash used in operating activities      (4,264,033) (1,849,975) (4,395,011)

Cash flows from investing activities:
  Purchases of fixed assets                    (117,202)   (16,465)    (123,978)
  Decrease in accounts payable
    for purchase of investments                      --         --   (1,684,385)

     Net cash used in investing activities     (117,202)   (16,465)  (1,808,363)

Cash flows from financing activities:
 Loans to officers                             (350,000)        --     (527,286)
 Proceeds from issuances of common stock      1,440,462  5,474,242    2,915,174
 Purchase of treasury stock                     (78,841)        --     (333,343)

    Net cash provided by financing activities 1,011,621  5,474,242    2,054,545

Net increase (decrease) in cash              (3,369,614) 3,607,802   (4,148,829)

Cash at beginning of year                     3,827,573    219,771    4,368,600
Cash at end of year                     $       457,959  3,827,573      219,771

Supplemental schedule of non-cash financing activities:
 Redemption of treasury stock as
  payment for officer note receivable   $       513,853    306,717        1,858
Market value of stock received
  to exercise options                   $        85,383         --           --

See accompanying notes to financial statements.

                RESEARCH FRONTIERS INCORPORATED

                 Notes to Financial Statements

                December 31, 1996, 1995 and 1994

(1)Business

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

The Company has historically utilized its cash and short-term investments to fund its research and development of SPD light valves and for other working capital purposes. The Company's working capital and capital requirements depend upon numerous factors, including the results of research and development activities, competitive and technological developments, the timing and cost of patent filings, the development of new licensees and changes in the Company's relationships with its existing licensees. The degree of dependence of the Company's working capital requirements on each of the foregoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements; the addition of new licensees would provide additional working capital, and changes in relationships with existing licensees would have a favorable or negative impact depending upon the nature of such changes. Based upon existing levels of expenditures, assumed ten percent annual increases therein, existing cash reserves and budgeted revenues, the Company believes that it would not require additional funding for the next two to three years. There can be no assurance that expenditures will not exceed the anticipated amounts or that additional financing, if required, will be available when needed or, if available, that its terms will be favorable or acceptable to the Company. Eventual success of the Company and generation of positive cash flow will be dependent upon the commercialization of products using the Company's technology by the Company's licensees and payments of continuing royalties on account thereof.

(2)Summary of Significant Accounting Policies

    (a)Marketable Investment Securities

The Company accounts for its investments in marketable securities under the provisions of Statement of Financial Accounting Standards No. 115,
"Accounting  for Certain Investment in Debt and Equity Securities" (Statement
115). In accordance with Statement 115, the Company classifies its debt and marketable equity securities as trading securities as they are bought and held principally for the purpose of selling them in the near term. Trading securities are recorded at fair value and unrealized holding gains and losses are recognized in earnings.

Dividend and interest income are recognized when earned. Cost is maintained on a specific identification basis for purposes of determining realized gains and losses on sales of investments.

    (b)Fixed Assets

Fixed assets are carried at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets.

    (c)Fee Income

Fee income represents amounts earned by the Company under various license and other agreements (note 8) relating to technology developed by the Company.

    (d)Loss Per Share

Loss per share is computed based upon the weighted average number of common shares outstanding. Common share equivalents were not included in the computation as their effect would be to decrease net loss per share.

    (e)Research and Development Costs

Research and development costs are charged to expense as incurred.

    (f)Patent Costs

The Company expenses costs relating to the development of patents due to the uncertainty of the recoverability of these items.

    (g)Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

    (h)Income Taxes

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

    (i)Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of cash, prepaid expenses, accounts payable and accrued liabilities approximate fair value because of the short maturity of those instruments.

The fair value of the long-term notes receivable from officers approximates the carrying value as their stated interest rate, the broker call rate, is similar to other rates currently offered by local brokerage institutions for loans of similar terms to individuals with comparable credit risk.

    (j)Stock Option Plan

Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB")
Opinion No. 25 "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense would be recorded on the date of grant only if and to the extent that the current market price of the under-lying stock exceeded the exercise price. On January 1,1996, the Company adopted Statement of Financial Accounting Standards No. 123 "Accounting for Stock-
Based Compensation" (Statement 123) which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, Statement 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income
(loss) and pro forma earnings (loss) per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in Statement 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of Statement 123.

   (k)  Reclassifications

Certain reclassifications have been made to the 1995 financial statements to conform to the 1996 presentation.

(3)Marketable Investment Securities

The fair value of marketable investment securities are based upon quoted market prices. The gross unrealized holding gains (losses) and fair values of trading securities by major type at December 31, 1996 and 1995 were as follows:

                                           1996                    1995
                                     Gross      Fair       Gross        Fair
                                   Unrealized   Value     Unrealized    Value
                                     Holding     of        Holding      of
                                  Gain (Loss) Investment  Gain (Loss) Investment

Fidelity Short-Term World Income Fund $   --         --         (892)     8,801
U.S. government obligations            6,399  7,651,364       (7,340) 3,158,250
First Australia Prime Income Fund         --         --     (354,931) 2,590,257
WRT Energy Convertible Preferred Stock    --         --     (804,840)   180,000
                                      $6,399  7,651,364   (1,168,003) 5,937,308

Maturities of all U.S. treasury securities were less than one year at December 31, 1996.

(4)Notes Receivable from Officers

In 1987, the Company loaned one of its officers $412,500, of which $302,500 in principal remained outstanding after the officer repaid $134,085 in cash in December 1989. On January 3, 1996 this loan was repaid in full principally through the surrender of 49,528 shares of the Company's common stock. In 1992, the Company loaned this officer $72,133 which was repaid in 1993 and 1994, principally through the surrender of shares of the Company's common stock by the officer.
In 1993, the Company loaned another officer $50,000, and in 1994 the Company loaned several officers an aggregate of $529,144. In January 1995, one officer repaid in full two of these loans with an aggregate principal balance of $299,644 principally through the surrender of 45,545 shares of the Company's common stock. In connection with these loan repayments, the Company recorded $7,073 of interest income in 1995 and $211,360 in 1996.
It is the Company's policy to record interest income on these notes as received. In 1996 the Company loaned several officers an aggregate of $350,000.

Each of the aforementioned loans are due in January 1999. The loans relate to the purchase of common stock of the Company, are collateralized by the pledge of shares of common stock of the Company, may be prepaid in part or in full without notice or penalty, are represented by a promissory note which bears interest at a rate per annum equal to the broker call rate (7.0% at December 31, 1996 and 7.5% at December 31, 1995) in effect on the first day of each calendar quarter, and permit repayment of the loan by delivery of securities of the Company having a fair market value equal to the balance of the loan outstanding.

(5)Fixed Assets

Fixed assets and their estimated useful lives, are as follows:

                                   1996           1995   Estimated useful life

Equipment                  $    596,767        511,399    5 years
Leasehold improvements          115,808         83,974    Life of lease or esti-
                                712,575        595,373    mated life if shorter

Less accumulated depreciation
       and amortization         544,729        498,882
                           $    167,846         96,491

(6)Income Taxes

There was no income tax expense for the years ended December 31, 1996, 1995 and 1994 due to losses incurred by the Company.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are presented below.

                                            1996            1995
Deferred tax assets:
  Net operating loss carryforwards    $6,350,000       5,700,000
  Research and other credits             400,000         160,000
  Total gross deferred tax assets      6,750,000       5,860,000

  Less valuation allowance             6,750,000       5,860,000
                                              --              --

The Company has recorded a valuation allowance against the deferred tax assets which will not be realized unless the Company achieves profitable operations in the future.

At December 31, 1996, the Company had a net operating loss carryforward for federal income tax purposes of approximately $15,900,000, varying amounts of which will expire in each year from 1997 through 2011. Research and other credit carryforwards of $400,000 are available to the Company to reduce income taxes payable in future years principally through 2011.

(7)Shareholders' Equity

    (a)Sale of Common Stock and Warrants

During 1994, the Company received $2,915,174 as net proceeds from the issuance of 590,429 shares of common stock, as follows: the issuance of 503,617 shares of common stock from the exercise of warrants resulting in proceeds of $2,600,034; the issuance of 25,312 shares of common stock from the exercise of unit purchase warrants resulting in proceeds of $121,498; and the issuance of 61,500 shares of common stock from the exercise of options resulting in proceeds of $193,642.

During 1995, the Company received $5,474,242 as net proceeds from the issuance of 755,246 shares of common stock, as follows: a private placement of 523,749 shares of common stock resulting in proceeds of $4,572,589; the issuance of 27,168 shares of common stock from the exercise of warrants resulting in proceeds of $43,896; the issuance of 79,498 shares of common stock from the exercise of unit purchase warrants resulting in proceeds of $429,289; and the issuance of 124,831 shares of common stock from the exercise of options resulting in proceeds of $428,468.

During 1996, the Company received $1,548,819 as net proceeds from the issuance of 305,021 shares of common stock, as follows: a private placement of 172,019 shares of common stock resulting in proceeds of $1,187,511; the issuance of 49,687 shares of common stock from the exercise of warrants resulting in proceeds of $94,999; the issuance of 29,249 shares of common stock from the exercise of unit purchase warrants resulting in proceeds of $157,945; and the issuance of 54,066 shares primarily from the cashless exercise of options resulting in net equity proceeds valued at $108,364.

    (b)Options, Warrants and Unit Purchase Warrants

    (i)Options

In 1983, the shareholders approved a stock option plan which provides for the granting of incentive stock options at the fair market value at the date of grant to full-time employees (as defined) of the Company. The Company had reserved 375,000 shares of its common stock for issuance under this plan. Options may no longer be issued under this plan, as the terms of this plan expired in 1993.

In 1986, the shareholders approved a second stock option plan. This plan provides for the granting of both incentive stock options and nonqualified options at the fair market value at the date of grant to employees including both officers and members of the Board of Directors. The Company originally reserved 262,500 shares of its common stock for issuance under this plan. The plan was amended in 1990 to increase the number of authorized shares to 450,000.Options may no longer be issued under this plan, as the terms of this plan expired in 1996.

In 1992, the shareholders approved a third stock option plan (1992 Stock
Option Plan) which provides for the granting of both incentive stock options at the fair market value at the date of grant and nonqualified stock options at or below the fair market value at the date of grant to employees or non-employees who, in the determination of the Board of Directors, have made or may make significant contributions to the Company in the future. The
Company has reserved 468,750 shares of its common stock for issuance under this plan. In 1994 and 1996, the Company's shareholders approved an additional 300,000 shares and 450,000 shares, respectively, for issuance under this plan.

At the discretion of the Board of Directors, options expire in ten years or less from the date of grant and are generally fully exercisable upon grant. Full payment of the exercise price may be made in cash or in shares of common stock valued at the fair market value thereof on the date of exercise, or by agreeing with the Company to cancel a portion of the exercised options.
During 1996, options were exercised that resulted in the issuance of 54,066 shares of common stock. Of these options, 43,125 were exercised through the surrender of 9,357 shares of common stock. These shares were subsequently retired by the Company. In addition, 10,941 options were exercised, for which payment was received through the cancellation of 37,121 options, resulting in compensation expense of $108,357.

At December 31, 1996, there were 189,833 additional shares available for grant under the Company's 1992 Stock Option Plan.

Activity in stock options is summarized below:

                                    Number of Shares            Weighted Average
                                    Subject to Option           Exercise Price
     Balance at December 31, 1993        372,058                    $4.25
          Granted                        410,125                    $7.88
          Exercised                      (61,500)                   $3.15

     Balance at December 31, 1994        720,683                    $6.40
          Granted                        190,100                   $10.87
          Cancelled                      (21,012)                   $4.48
          Exercised                     (124,831)                   $4.48

     Balance at December 31, 1995        764,940                    $7.83
          Granted                        327,400                    $8.24
          Cancelled                      (52,371)                   $3.14
          Exercised                     ( 54,066)                   $2.98

     Balance at December 31, 1996        985,903                    $8.20

At December 31, 1996, the number of options exercisable was 783,903 at a weighted average exercise price of $8.41 per share. All share and price data have been restated to reflect the three for two stock split of June 1993 and the five for four stock split of January 1994.

The per share weighted average fair value of warrants issued to directors and stock options granted during 1996 and 1995 was approximately $3.51 and $4.67, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: 1996 - expected dividend yield 0%, risk-free interest rate of 6.53% for options and warrants granted in June 1996 and 5.79% for options and warrants granted in November 1996, expected stock volatility of 50.82% for options and warrants granted in June 1996 and 49.92% for options and warrants granted in November 1996 and an expected life of 3.5 years; 1995 - expected dividend yield 0%, risk-free interest rate of 5.93% for options and warrants granted in June 1995 and 5.62% for options and warrants granted in November 1995, expected stock volatility of 47.5% for options and warrants granted in June 1995 and 51.81% for options and warrants granted in November 1995 and an expected life of 3.5 years.

The Company applies APB Opinion No. 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized for its stock options and warrants in the financial statements at the date of grant. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                                   1996              1995

 Net loss               As reported           $ (2,474,838)  $ (2,918,722)
                        Pro forma             $ (3,747,886)  $ (3,907,874)

 Net loss per share     As reported                $ (0.25)       $ (0.32)
                        Pro forma                  $ (0.38)       $ (0.42)

Pro forma net loss reflects only options and warrants granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options and warrants under Statement 123 is not reflected in the pro forma net loss amounts presented above because compensation costs for options and warrants granted prior to January 1, 1995 were not considered.

    (ii)Warrants

Summarized below are the changes in the number of shares underlying warrants granted from January 1, 1994 to December 31, 1996:

                                           Number of Shares         Exercise
                                     Underlying Warrants Granted      Price

     Balance at December 31, 1993                607,344           $1.33-7.27
           Exercised                            (526,107)           1.33-6.00
           Redeemed                              (12,069) (a)              --
           Issued                                188,812  (b)       5.88-9.35

     Balance at December 31, 1994                257,980            1.33-9.35
           Exercised                             (27,168)           1.33-2.13
           Issued                                 31,600  (c)       7.31-13.50

     Balance at December 31, 1995                262,412            1.47-13.50
           Exercised                             (49,687)           1.47-4.00
           Terminated                           (100,000)                   --
           Issued                                 98,100  (d)       7.38-11.63

     Balance at December 31, 1996                210,825           $5.88-13.50

(a) Represents the redemption of remaining public warrants at $0.50 per warrant pursuant to a call feature.

(b) Represents warrants to purchase 25,000 shares at $7.25 per share and 10,000 shares at $7.50 per share relating to finders fees; warrants to purchase 25,312 shares at $6.00 per share relating to the exercise of unit purchase warrants issued to the underwriter of the Company's Dec-ember 1991 public offering;warrants to purchase 100,000 shares at $5.875 per share to an employee if certain contingencies occur; and warrants to purchase 11,000 shares at $5.875 per share, 12,500 shares at $9.35 per share and 5,000 shares at $8.1875 per share to two directors of the Company.In connection with the warrants granted as finders fees, only an immaterial amount are vested. The remaining warrants are contingent upon the occurrence of certain future events (generally, the execution of license agreements with new licensees), and therefore, the Company will charge operations for the related value in the period in which the warrants vest.

(c) Represents warrants to purchase 6,000 shares at $7.3125 per share and 18,600 shares at $13.50 per share to two directors of the Company and warrants to purchase 7,000 shares at $7.9875 per share to a consultant if certain contingencies occur.

(d) Represents warrants to purchase 5,600 shares at $9.625 per share and 30,000 shares at $7.375 per share issued to two directors of the Company and redeemable warrants to purchase 31,250 shares at $8.72 per share and 31,250 shares at $11.625 per share issued to institutional investors in a private placement of the Company's common stock.

Warrants generally expire from two to ten years from the date of issuance. At December 31, 1996, the number of warrants exercisable was 168,825 at a weighted average exercise price of $9.15 per share.

    (iii)Unit Purchase Warrants

In connection with the 1991 public offering of the Company's common stock, 7,800 unit purchase warrants rights remained outstanding at the end of 1995. Such unit purchase warrants enable the holders to purchase 29,249 shares of common stock at an effective exercise price of $5.40 per share. During 1996 all of these unit purchase warrants were exercised.

    (c)Stock Splits

In February 1994, the Company issued 1,718,244 shares of common stock in connection with a five for four stock split payable in the form of a 25% stock dividend to shareholders of record on January 31, 1994. All references to earnings per share, stock options and warrants data in the accompanying financial statements have been adjusted to give effect to this stock split.

    (d)Treasury Stock

During 1996, the Company purchased in the open market and subsequently retired 10,000 shares of treasury stock with an aggregate cost of approximately $79,000. During 1995, no treasury stock was purchased by the Company.
During 1994, the Company purchased in the open market and subsequently retired 42,500 shares of treasury stock with an aggregate cost of approximately $333,000.

    (e)Restricted Stock

In connection with a license agreement entered into during 1996 pursuant to which certain technology was licensed to the Company, the Company agreed to issue to the licensor 8,800 shares of its common stock as a licensing fee. These shares, which were issued in 1997, were discounted based upon restrictions on transferability and charged to expense ($46,970) in 1996.

    (f)Par Value and Authorized Shares

During 1994, pursuant to shareholder approval, the Company adjusted the par value of its common stock from $0.125 per share to $0.0001 per share.
Common stock and additional paid-in capital have been adjusted to effect this new par value. In addition, the Company's shareholders approved an increase in the number of shares authorized from 20,000,000 to 100,000,000.

(8)License and Other Agreements

The Company has entered into a number of license agreements and one option agreement covering potential products using the Company's SPD technology. Although the Company may receive minimum annual royalties under certain of these licenses, to date no products have been sold resulting in earned royalties under these license agreements.

The following table summarizes the license and other agreements in effect as of December 31, 1996:

Licensee or Optionee        Products Covered                         Territory

General Electric Company    SPD film for other licensees and         Worldwide
                            prospective licensees

Glaverbel, S.A.             Automotive vehicle rear-view mirrors,    Worldwide
                            transportation vehicle sun visors, and (except Korea
                            architectural windows                   for windows)

Hankuk Glass Industries Inc.Architectural Windows                        Korea

Japan Steel Works Ltd. and  Windows                                      Japan
Central Glass Company Ltd.

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

On January 18, 1997, the Company entered into a license agreement with Material Sciences Corporation (MSC). The agreement grants MSC a non-exclusive license to manufacture and sell electrically-controllable variable light transmission or "smart" windows for architectural and automotive applications throughout most of the world. The agreement also permits MSC to produce and sell films incorporating the Company's proprietary SPD light control technology to window companies for automotive and architectural uses, and to a selected list of the Company's licensees and prospective licensees for a variety of applications. Under the license agreement, MSC will pay the Company an earned royalty of up to 10% of the net selling price of products sold under the agreement.

(9)     Commitments

The Company has an employment agreement with one of its officers which provides for an annual salary of $287,800 through December 31, 1997.

The Company occupies premises under an operating lease agreement which expires on January 31, 1999 and requires minimum annual rent of $97,296 plus certain expenses. Rent expense, including other expenses, amounted to approximately $139,000, $125,000 and $135,000 for 1996, 1995 and 1994,
respectively.

The Company has no commitment to provide post-retirement or post-employment retirement benefits to any of its employees.

(10)   Subsequent Event

On February 18, 1997, the Company raised approximately $500,000 from the private sale of 83,334 shares of common stock to an institutional investor affiliated with a North American bank. In addition, the investor received two year warrants to purchase (i) 13,889 shares of common stock at a warrant exercise price of $7.20 per share, and (ii) 13,889 shares of common stock at a warrant exercise price of $9.60 per share, and the right to receive up to 8,334 additional shares of common stock if certain market conditions occur. The warrants are redeemable by the Company under certain conditions. These shares are subject to various restrictions on their resale or transfer by such institution, and the proceeds from their sale have been invested by the Company in short-term U.S. Treasury securities.