Form 10-Q
period 1997-03-31
RESEARCH FRONTIERS INC
filed 1997-05-13
CIK 793524

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

   For Quarter Ended March 31, 1997    Commission File No.  1-9399

                   RESEARCH FRONTIERS INCORPORATED
         (Exact name of registrant as specified in charter)


                             Delaware                         11-2103466
          (State of incorporation or organization)    (IRS Employer
                                                   Identification No.)

          240 Crossways Park Drive, Woodbury, N.Y.           11797
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

                           Yes    X          No    __

                    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
          As of May 13, 1997, there were outstanding 10,175,726 shares of Common Stock, par value $0.0001 per share.

                     RESEARCH FRONTIERS INCORPORATED

                        Condensed Balance Sheets

                                                March 31,1997
                    Assets                       (Unaudited) Dec.31,1996

Current assets:
  Cash  and cash equivalents                    $    863,425     457,959
  Marketable investment securities                 6,560,732   7,651,364
  Accrued interest and dividends receivable           72,533      65,429
  Royalty Receivable                                  50,000          --
  Prepaid expenses and other current assets           54,510      18,887
             Total current assets                  7,601,200   8,193,639

  Fixed assets, net                                  187,806     167,846
  Deposits and other assets                           63,656      63,656

             Total assets                      $   7,852,662   8,425,141

     Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                                    42,626      86,590
  Other accrued expenses                             128,352     121,704

             Total liabilities                       170,978     208,294

Shareholders' equity:
  Capital stock, par value $.0001 per share;
   authorized 100,000,000 shares, issued and out-
   standing 10,175,726 shares and 10,066,897 shares    1,018       1,007
  Additional paid-in capital                      29,877,627  29,355,663
  Accumulated Deficit                            (21,182,461)(20,510,323)
                                                   8,696,184   8,846,347

  Notes receivable from officers                  (1,014,500)   (629,500)

    Total shareholders' equity                     7,681,684   8,216,847

    Total liabilities and shareholders' equity  $  7,852,662   8,425,141

See accompanying notes to condensed financial statements.



                     RESEARCH FRONTIERS INCORPORATED

                   Condensed Statements of Operations

                               (Unaudited)






                                                 Three months ended
                                        March 31,1997         March 31,1996

Fee income                      $           50,000                      --

Operating expenses                         348,217                 425,635

Research and development                   519,524                 415,953

                                           867,741                 841,588

            Operating loss                (817,741)               (841,588)

Net investment income                       95,794                 106,277

Unrealized gain (loss) on investments       48,917                (203,780)

Interest income on note
 receivable from officer                        --                 211,360

                    Net loss         $    (673,030)               (727,731)

     Net loss per share              $        (.07)                   (.07)

Weighted average number of
common shares outstanding               10,124,691               9,793,200


    See accompanying notes to condensed financial statements.

                    RESEARCH FRONTIERS INCORPORATED

                  Condensed Statements of Cash Flows

                              (Unaudited)



                                                         Three months ended
                                                  March 31,1997   March 31, 1996

Cash flows from operating activities:
  Net loss                                        $  (673,030)       (727,731)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
     Depreciation and amortization                     16,990           7,670
     Unrealized loss (gain) on investments            (48,917)        203,780
     Interest income on notes receivable from officer      --        (211,360)
     Changes in assets and liabilities:
     Increase in accounts receivable, licensee         50,000              --
     (Increase) decrease in investments            (1,090,632)     (2,556,044)
     Decrease (increase) in accrued interest
        and dividends receivable                       (7,104)         (2,154)
     Decrease (increase) in prepaid expenses
        and other current assets                      (35,623)          7,571
     Increase in deposits and other assets                 --          (1,149)
     Decrease in accounts payable & accrued expenses  (37,316)       (130,990)

     Net cash used in operating activities         (1,892,622)     (3,410,407)

Cash flows from investing activities:
     Purchases of fixed assets                        (37,919)         (7,985)

     Net cash used in investing activities            (37,919)         (7,985)

Cash flows from financing activities:
   Proceeds from issuances of common stock            475,000         151,414

     Net cash provided by financing activities        475,000         151,414

Net decrease in cash and cash equivalents          (1,455,541)     (3,266,978)

Cash and cash equivalents at beginning of year        457,959       3,827,573

Cash and cash equivalents at end of period     $      863,425         560,595


Non-Cash Transactions:
  Redemption of Treasury Stock as payment
      for officer note receivable              $           --         300,000

See accompanying notes to condensed financial statements.

                 RESEARCH FRONTIERS INCORPORATED
             Notes to Condensed Financial Statements
                         March 31, 1997
                           (Unaudited)

Basis of Presentation

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position, results of operations, and cash flows for the interim periods to which the report relates. The results of operations for the three-month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year. The notes included herein should be read in conjunction with the notes to financial statements of the Company at December 31, 1996 and for the three years then ended, included in the Company's Annual Report on Form 10-K.

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

Cash and Cash Equivalents

The Company considers securities purchased within three months of their maturity date to be cash equivalents. Cash equivalents consist of short-term investments in money market accounts and U.S. Treasury securities.

              Management's Discussion and Analysis of
           Financial Condition and Results of Operations

Results of Operations for the Three Month Periods Ended March 31, 1997 and 1996

The Company earned fee income for the three months ended March 31, 1997 of $50,000. There was no fee income relating to the Company's license or other agreements for the first three months of 1996.

Operating expenses decreased by $77,418 for the first three months of 1997 from $425,635 for the first three months of 1996. This decrease was primarily the result of decreased payroll and insurance expenses offset by increased consulting, travel, investor relations and depreciation expenses.

Research and development expenditures increased to $519,524 for the first three months of 1997 from $415,953 for the first three months of 1996. This increase was primarily the result of higher research-related consulting expenses, costs for materials, and depreciation expenses relating to laboratory equipment, offset by decreased salaries and costs related to patents.

The Company's net gain from its investing activities for the first quarter of 1997 was $144,711, as compared to a gain from its investing activities of $113,857 for the first quarter of 1996. This improvement was primarily a result of the fact that during the first quarter of 1997, the Company recorded an unrealized gain on its investments of $48,917, as compared to an unrealized loss on investments of $203,780 for the three months ended March 31, 1996, offset by the fact that during the first three months of 1996, the Company recorded interest income of $211,360 received on the repayment of a loan during the first quarter of 1996, but during the first quarter of 1997 did not recognize any interest income on the repayment of notes receivable. The Company has invested the proceeds from all sales of marketable equity securities in U.S. Treasury securities and does not expect significant fluctuations in its investment portfolio to occur in the future.

As a consequence of the factors discussed above, the Company's net loss was $673,030 ($0.07 per share) for the first three months of 1997 as compared to $727,731 ($.07 per share) for the first three months of 1996.

Financial Condition, Liquidity and Capital Resources

During the first three months of 1997, the Company's cash and marketable investment securities balance decreased by approximately $685,000 principally as a result of cash used to fund the Company's net loss of $673,030, changes in assets and liabilities of approximately $110,900, and the increase in notes receivable from officers of $385,000 offset by the sale of common stock through the sale of newly issued common stock aggregating $500,000 to institutional investors. These shares are subject to various restrictions on their resale or transfer by such institutions, and the proceeds from their sale have been invested by the Company in U.S. Treasury securities.

At March 31, 1997, the Company had working capital of $7,430,222 and its shareholders' equity was $7,681,684.

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

Recent Accounting Pronouncements

    The Financial Accounting Standards Board has issued Statement
128, "Earnings Per Share" (Statement 128). Statement 128 establishes standards for computing and presenting earnings per share (EPS). The Statement simplifies the standards for computing EPS and makes them comparable to international EPS standards. The provisions of Statement 128 are effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Statement does not permit early application and requires restatement of all prior period EPS data presented. In the opinion of management, adoption of Statement 128 will not have a material effect on the Company's financial position, results of operation, or previously reported EPS.

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

 PART II.OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

    (a)    Exhibits.  None

    (b)    Reports on Form 8-K.  The Company filed with the
Commission a Current Report on Form 8-K dated March 3, 1997 which disclosed in Item 5 the Company's new license agreement with Material Sciences Corporation and the extension of the option granted to Saint-Gobain Vitrage, SA to enter into a license agreement, as well as the terms in Item 9 of a private placement of common stock of the Company to institutional investors.

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

Date: May 13, 1997