Form 10-Q
period 1997-06-30
RESEARCH FRONTIERS INC
filed 1997-08-11
CIK 793524

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

   For Quarter Ended June 30, 1997    Commission File No.  1-9399

                   RESEARCH FRONTIERS INCORPORATED
         (Exact name of registrant as specified in charter)


                        Delaware                         11-2103466
          (State of incorporation or organization)    (IRS Employer
                                                   Identification No.)

          240 Crossways Park Drive, Woodbury, N.Y.           11797
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

                           Yes    X          No    __

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
          As of August 8,1997, there were outstanding 10,213,185 shares of Common Stock, par value $0.0001 per share.

                     RESEARCH FRONTIERS INCORPORATED

                        Condensed Balance Sheets

                                                June 30,1997
                    Assets                       (Unaudited) Dec.31,1996

Current assets:
             Cash  and cash equivalents             $  1,457,972     457,959
             Marketable investment securities          4,659,812   7,651,364
             Accrued interest and dividends receivable    38,757      65,429
             Prepaid expenses and other current assets    15,293      18,887
             Total current assets                      6,171,834   8,193,639

  Fixed assets, net                                      180,840     167,846
 Deposits and other assets                                63,656      63,656

             Total assets             $                6,416,330   8,425,141

     Liabilities and Shareholders' Equity

Current liabilities:
             Accounts payable                            110,547      86,590
             Other accrued expenses                      109,809     121,704

             Total liabilities                           220,356     208,294

Shareholders' equity:
  Capital stock, par value $.0001 per share; authorized
   100,000,000 shares, issued and outstanding 10,210,685
   shares and 10,066,897 shares                            1,021       1,007
          Additional paid-in capital                  29,957,196  29,355,663
          Accumulated Deficit                        (21,777,557)(20,510,323)
                                                       8,180,660   8,846,347

          Notes receivable from officers              (1,984,686)   (629,500)

          Total shareholders' equity                   6,195,974   8,216,847

          Total liabilities and shareholders' equity$  6,416,330   8,425,141

See accompanying notes to condensed financial statements.




                     RESEARCH FRONTIERS INCORPORATED

                   Condensed Statements of Operations

                               (Unaudited)


                          Six months ended                Three months ended
                       June 30,1997 June 30,1996     June 30,1997   June 30,1996

Fee income             $     50,000       50,000     $        --        50,000

Operating expenses          704,134      698,397         355,917       272,762

Research and development    913,527      732,769         394,003       316,816

                          1,617,661    1,431,166         749,920       589,578

Operating loss           (1,567,661)  (1,381,166)       (749,920)     (539,578)

Net investment
 income (loss)              174,546     (795,630)         78,746      (901,907)

Interest income on note
receivable from officer      40,964      211,360          40,964            --

Unrealized gain
on investments               84,917      715,979          36,000       919,759

Net loss             $   (1,267,234)  (1,249,457)     $ (594,210)     (521,726)

Net loss per share   $         (.12)        (.13)     $     (.06)         (.05)

Weighted average number of
common shares outstanding 10,155,804    9,831,286     10,186,574     9,869,372

See accompanying notes to condensed financial statements.

                    RESEARCH FRONTIERS INCORPORATED

                  Condensed Statements of Cash Flows

                              (Unaudited)



                                                      Six months ended
                                                   June 30,1997   June 30, 1996

Cash flows from operating activities:
   Net loss                                      $  (1,267,234)      (1,249,457)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                        34,774           15,338
   Unrealized loss (gain) on investments               (84,917)        (715,979)
   Interest income on notes receivable from officer         --         (211,360)
   Technology acquisition paid in stock                 46,971               --
   Changes in assets and liabilities:
    (Increase) decrease in investments               3,076,469         (465,943)
    Decrease (increase) in accrued interest
       and dividends receivable                         26,672           (6,911)
   (Increase) decrease in deposits and other assets      3,594            5,109
   Increase (decrease) in accounts payable
       & accrued expenses                               12,061         (109,601)

 Net cash provided by (used in) operating activities 1,848,390       (2,738,804)

 Cash flows from investing activities:
   Purchases of fixed assets                           (47,768)         (13,485)

 Net cash provided by (used in) investing activities   (47,768)         (13,485)

 Cash flows from financing activities:
   Proceeds from issuances of common stock             584,340          178,922
   Loans to officers                                (1,390,000)        (295,000)
   Repayment of loans to officers                       34,814               --
   Purchase of treasury stock                          (29,763)              --

 Net cash provided by (used in) financing activities  (800,609)        (116,078)

 Net increase (decrease) in cash and cash equivalents1,000,013       (2,868,367)

 Cash and cash equivalents at beginning of year        457,959        3,827,573

 Cash and cash equivalents at end of period    $     1,457,972          959,206

Non-Cash Transactions:
Redemption of Treasury Stock as payment
for officer note receivable                    $           --           302,500

See accompanying notes to condensed financial statements.


                RESEARCH FRONTIERS INCORPORATED

            Notes to Condensed Financial Statements
                         June 30, 1997
                          (Unaudited)



Basis of Presentation

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position, results of operations, and cash flows for the interim periods to which the report relates. The results of operations for the six-month period ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year. The notes included herein should be read in conjunction with the notes to financial statements of the Company at December 31, 1996 and for the three years then ended, included in the Company's Annual Report on Form 10-K.

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

             Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Results of Operations for the Six Month Periods Ended June 30, 1997 and 1996

The Company earned fee income for the six months ended June 30, 1997 of $50,000. The same level of fee income was earned for the first six months of 1996.

Operating expenses remained essentially the same for the first six months of 1997 and for 1996. This was primarily the result of a general decrease in a variety of expenses offset by increased insurance, travel, public relations and depreciation expenses.

Research and development expenditures increased to $913,527 for the first six months of 1997 from $732,769 for the first six months of 1996. This increase was primarily the result of higher research-related consulting expenses, costs for materials, depreciation expenses relating to laboratory equipment, and salary expenses relating to the hiring of two new scientists by the Company, offset somewhat by decreased costs related to patents.

The Company's net gain from its investing activities for the first half of 1997 was $259,463, as compared to a loss from its investing activities of $79,651 for the first half of 1996. This improvement was primarily a result of the fact that during the first half of 1997, the Company recorded net investment income of $174,546, as compared to a net loss on investments of $795,630 during the first half of 1996, offset by a decrease in unrealized gains on investments during the first half of 1997 of $631,062 from $715,979 in the first half of 1996. The Company has invested the proceeds from all sales of marketable equity securities in U.S. Treasury securities.

As a consequence of the factors discussed above, the Company's net loss was $1,267,234 ($0.12 per share) for the first six months of 1997 as compared to $1,249,457 ($0.13 per share) for the first six months of 1996.

Results of Operations for the Three Month Periods Ended June 30, 1997 and 1996

The Company earned no fee income for the three months ended June 30, 1997, as compared to fee income of $50,000 for the second quarter of 1996.

Operating expenses increased by $83,155 for the second quarter of 1997 from $272,762 for the second quarter of 1996. This increase was primarily the result of increased payroll, public relations, marketing and insurance expenses offset by decreased consulting, and depreciation expenses.

Research and development expenditures increased to $394,003 for the second quarter of 1997 from $316,816 for the second quarter of 1996.
This increase was primarily the result of higher research-related salaries and consulting expenses, and costs for materials, and depreciation expenses relating to laboratory equipment, offset by decreased salaries.

The Company's net gain from its investing activities for the second quarter of 1997 was $114,746, as compared to a gain from its investing activities of $17,852 for the second quarter of 1996. This improvement was primarily a result of the fact that during the second quarter of 1997, the Company recorded net investment income of $78,746, as compared to a net loss on investments of $901,907 during the second quarter of 1996, offset by the fact that during the second quarter of 1996, the Company recorded an unrealized gain on investments during the second quarter of 1996 of $919,759 as compared to an unrealized gain on investments of $36,000 for the second quarter of 1997. The Company has invested the proceeds from all sales of marketable equity securities in U.S. Treasury securities.

As a consequence of the factors discussed above, the Company's net loss was $594,210 ($0.06 per share) for the second quarter of 1997 as compared to $521,726 ($0.05 per share) for the second quarter of 1996.

Financial Condition, Liquidity and Capital Resources

During the first six months of 1997, the Company's cash and marketable investment securities balance decreased by approximately $1,991,539 principally as a result of cash used to fund the Company's net loss of $1,267,234, and the increase in notes receivable from officers of $1,390,000 offset by the sale of common stock through the sale of newly issued common stock aggregating $500,000 to institutional investors.
These shares are subject to various restrictions on their resale or transfer by such institutions, and the proceeds from their sale have been invested by the Company in U.S. Treasury securities. In addition, the Company received $109,340 in cash from the Company's President pursuant to the exercise of stock options, and also received $69,602 during the second quarter of 1997 from the Company's President, and $6,176 from the Company's Executive Vice President in partial payments of loans made to these officers. Loans to officers are fully secured by collateral.

At June 30, 1997, the Company had working capital of $5,951,479 and its shareholders' equity was $6,195,974.

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

 PART II.OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security-Holders

The Annual Meeting of Stockholders of Research Frontiers Incorporated was held on June 12, 1997. Listed below is a summary of how the 9,335,537 shares voted at the Annual Meeting on the various proposals voted upon and adopted at the Annual Meeting. For the election of Joseph
M. Harary as a Class I member of the Company's Board of Directors, 8,971,879 shares were voted in favor of election, and 363,658 votes were withheld. For the ratification of the appointment of KPMG Peat Marwick
LLP as auditors for 1997, 9,221,051 shares were voted in favor of election, 55,785 shares were voted against, and 58,701 shares abstained from voting.

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

Date: August 8, 1997