Form 10-Q
period 1997-09-30
RESEARCH FRONTIERS INC
filed 1997-11-13
CIK 793524

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

 For Quarter Ended September 30, 1997    Commission File No.  1-9399

                   RESEARCH FRONTIERS INCORPORATED
         (Exact name of registrant as specified in charter)


                        Delaware                         11-2103466
     (State of incorporation or organization)    (IRS Employer
                                              Identification No.)

     240 Crossways Park Drive, Woodbury, N.Y.           11797
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

                      Yes    X          No    __

               Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
     As of November 7,1997, there were outstanding 10,289,510 shares of Common Stock, par value $0.0001 per share.

                     RESEARCH FRONTIERS INCORPORATED

                        Condensed Balance Sheets

                                              September 30,1997
                    Assets                       (Unaudited) Dec.31,1996

Current assets:
 Cash  and cash equivalents                         $     1,768,790   457,959
 Marketable investment securities-trading                        -- 7,651,364
 Marketable investment securities-held to maturity        4,199,800        --
 Accrued interest and dividends receivable                   36,839    65,429
 Prepaid expenses and other current assets                   14,310    18,887
                      Total current assets                6,019,739 8,193,639

Fixed assets, net                                           189,002   167,846
Deposits and other assets                                    63,656    63,656

                      Total assets                  $     6,272,397 8,425,141

     Liabilities and Shareholders' Equity

Current liabilities:
   Accounts payable                                         68,896     86,590
   Other accrued expenses                                   88,791    121,704

                       Total liabilities                   157,687    208,294

Shareholders' equity:
  Capital stock, par value $.0001 per share; authorized
   100,000,000 shares, issued and outstanding 10,285,760
   shares and 10,066,897 shares                             1,029       1,007
  Additional paid-in capital                           30,602,579  29,355,663
  Accumulated deficit                                 (22,509,212)(20,510,323)
                                                        8,094,396   8,846,347

  Notes receivable from officers                       (1,979,686)   (629,500)

           Total shareholders' equity                   6,114,710   8,216,847

           Total liabilities and shareholders' equity  $6,272,397   8,425,141


See accompanying notes to condensed financial statements.


                     RESEARCH FRONTIERS INCORPORATED

                   Condensed Statements of Operations

                               (Unaudited)


                                Nine months ended         Three months ended
                            Sept 30,1997 Sept 30,1996  Sept 30,1997 Sept 30,1996

Fee income                    $     60,000    50,000    $   10,000    1,500

Operating expenses               1,137,596   946,120       433,463  236,862

Research and development         1,310,769 1,127,486       397,242  347,511

                                 2,448,365 2,073,606       830,705  584,373

Operating loss                  (2,388,365)(2,023,606)    (820,705)(582,873)

Net investment income (loss)       243,835   (748,457)      69,289   74,951

Interest income on notes            60,724    211,360       19,760       --
  receivable from officers

Unrealized gain (loss)
   on investments                   84,917    835,601           --  (143,615)

Net loss                      $ (1,998,889)(1,725,102)   $(731,656) (651,537)

Net loss per share            $       (.20)      (.17)   $    (.07)     (.07)

Weighted average number of
common shares outstanding       10,175,791  9,875,892   10,216,330 9,201,194

See accompanying notes to condensed financial statements.

                    RESEARCH FRONTIERS INCORPORATED

                  Condensed Statements of Cash Flows

                              (Unaudited)


                                                          Nine months ended
                                                      Sept 30,1997 Sept 30, 1996

Cash flows from operating activities:
  Net loss                                           $  (1,998,889)  (1,725,102)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                           54,514       23,008
    Unrealized gain on investments                         (84,917)    (835,601)
    Interest income on notes receivable from officer            --     (211,360)
    Compensation expense related to issuance of warrants    37,880           --
    Changes in assets and liabilities:
     Investments-trading securities                      3,076,469      535,495
     Accrued interest and dividends receivable              28,590       21,374
     Prepaid expenses and other current assets               4,577        1,640
     Accounts payable and accrued expenses                  (3,636)     (78,860)
Net cash provided by (used in) operating activities      1,114,588   (2,269,406)

Cash flows from investing activities:
  Purchases of held-to-maturity treasury securities     (1,974,584)          --
  Proceeds from held-to-maturity treasury securities     2,434,596           --
  Purchases of fixed assets                                (75,670)     (91,631)

Net cash provided by (used in) investing activities        384,342      (91,631)

Cash flows from financing activities:
  Proceeds from issuances of common stock                1,204,55     1,410,456
  Loans to officers                                    (1,390,000)     (345,000)
  Repayment of loans to officers                           39,814            --
  Purchase of treasury stock                              (42,464)           --

Net cash provided by (used in) financing activities      (188,099)    1,065,456

Net increase (decrease) in cash and cash equivalents    1,310,831    (1,295,581)

Cash and cash equivalents at beginning of year            457,959     3,827,573

Cash and cash equivalents at end of period          $   1,768,790     2,531,992

Non-Cash Transactions:
Technology acquisition paid in stock                $      46,971            --
Redemption of Treasury Stock as payment
 for officer note receivable                        $          --       302,500

See accompanying notes to condensed financial statements.

                RESEARCH FRONTIERS INCORPORATED

            Notes to Condensed Financial Statements
                       September 30, 1997
                          (Unaudited)

Basis of Presentation

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position, results of operations, and cash flows for the interim periods to which the report relates. The results of operations for the nine-month period ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year. The notes included herein should be read in conjunction with the notes to financial statements of the Company at December 31, 1996 and for the three years then ended, included in the Company's Annual Report on Form 10-K.

Business

Research Frontiers Incorporated (the Company) is primarily engaged in the development and marketing of technology and devices to control the flow of light. Such devices, often referred to as "light valves" or suspended particle devices (SPDs), use microscopic particles either in the form of a liquid suspension or a film which is usually enclosed between two glass or plastic plates, at least one of which is transparent.

Cash and Cash Equivalents

The Company considers securities purchased within three months of their maturity date to be cash equivalents. Cash equivalents consist of short-term investments in money market accounts and U.S. Treasury securities as of December 31, 1996 and money market accounts as of September 30, 1997.

Marketable Investment Securities

The Company accounts for its investments in marketable securities under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investment in Debt and Equity Securities"
(Statement 115). As of July 1, 1997 the Company has transferred its marketable securities from trading securities to held-to-maturity securities, as management intends and has the ability to hold such securities until their
maturity.   Held-to-maturity securities are recorded at cost. Dividend and interest income are recognized when earned. Cost is maintained on a specific identification basis for purposes of determining realized gains and losses on sales of investments.

Subsequent Event

On October 29, 1997, a group of institutional investors invested
$5,000,000 in equity capital through the purchase of a prepaid common stock warrant. The warrant, which is redeemable by the Company under certain circumstances, is exercisable over its five-year term at an exercise price which fluctuates with market conditions.

             Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Results of Operations for the Nine Month Periods Ended September 30,
1997 and 1996

The Company earned fee income for the nine months ended September 30, 1997 of $60,000, as compared to fee income of $50,000 for the first nine months of 1996.

Operating expenses increased to $1,137,596 for the first nine months of 1997 from $946,120 for the first nine months of 1996. This was primarily the result of increased public relations, consulting, payroll, insurance, travel, and depreciation expenses.

Research and development expenditures increased to $1,310,769 for the first nine months of 1997 from $1,127,486 for the first nine months of 1996. This increase was primarily the result of higher research-related consulting expenses, costs for materials, depreciation expenses relating to laboratory equipment, and salary expenses relating to the hiring of two new scientists by the Company, offset somewhat by decreased costs related to patents.

The Company's net gain from its investing activities for the first nine months of 1997 was $328,752, as compared to a gain from its investing activities of $87,144 for the first nine months of 1996. This improvement reflects the impact of the Company's investment primarily in U.S. treasury securities during the nine months ended September 30, 1997, where in the first nine months of 1996 investment income included the impact of realized losses incurred by the Company on the sale of certain marketable equity securities. The Company intends to continue to invest in U.S. Treasury securities and in other interest-bearing money market funds and bank accounts.

As a consequence of the factors discussed above, the Company's net loss was $1,998,889 ($0.20 per share) for the first nine months of 1997 as compared to $1,725,102 ($0.17 per share) for the first nine months of 1996.

Results of Operations for the Three Month Periods Ended September 30, 1997 and 1996

The Company's fee income for the three months ended September 30, 1997 increased to $10,000, as compared to fee income of $1,500 for the third quarter of 1996.

Operating expenses increased to $433,463 for the third quarter of 1997 from $236,862 for the third quarter of 1996. This was primarily the result of a increased public relations, payroll, travel, and depreciation expenses, offset by lower consulting expenses.

Research and development expenditures increased to $397,242 for the third quarter of 1997 from $347,511 for the third quarter of 1996. This increase was primarily the result of higher costs for materials, depreciation expenses relating to laboratory equipment, and salary expenses relating to the hiring of two new scientists by the Company, offset somewhat by decreased costs related to patents.

The Company's net gain from its investing activities for the third quarter of 1997 was $69,289, as compared to a net loss from its investing activities of $68,664 for the third quarter of 1996. This improvement reflects the impact of the Company's investment primarily in U.S. treasury securities during the third quarter of 1997, where in the third quarter of 1996 investment income included the impact of unrealized losses recorded by the Company for investments held by the Company as of September 30, 1996. The Company intends to continue to invest in U.S. Treasury securities and in other interest-bearing money market funds and bank accounts.

As a consequence of the factors discussed above, the Company's net loss was $731,656 ($0.07 per share) for the third quarter of 1997 as compared to a net loss of $651,537 ($0.07 per share) for the third quarter of 1996.

Financial Condition, Liquidity and Capital Resources

During the first nine months of 1997, the Company's cash and marketable investment securities balance decreased by $2,140,733 principally as a result of cash used to fund the Company's net loss of $1,998,889, and the increase in notes receivable from officers of $1,350,186 offset by the sale of common stock through the sale of newly issued common stock aggregating $1,204,551 to institutional investors ($500,000), and from the exercise of options and warrants ($704,551). The proceeds from these sales have been invested by the Company in U.S. Treasury securities and interest-bearing money market funds and bank accounts. During the first nine months of 1997, the Company received $109,340 in cash from the Company's President pursuant to the exercise of stock options, and also received $94,362 in cash from the Company's President, and $6,176 in cash from the Company's Executive Vice President in partial payments of loans, including interest, made to these officers. Loans to officers are fully secured by collateral.

At September 30, 1997, the Company had working capital of $5,862,052 and its shareholders' equity was $6,114,710.

On October 29, 1997, a group of institutional investors invested
$5,000,000 in equity capital through the purchase of a prepaid common stock warrant. The warrant, which is redeemable by the Company under certain circumstances, is exercisable over its five-year term at an exercise price which fluctuates with market conditions.

The Company expects to use its cash and short-term investments to fund its research and development of SPD light valves and for other working capital purposes. The Company's working capital and capital requirements depend upon numerous factors, including the results of research and development activities, competitive and technological developments, the timing and cost of patent filings, and the development of new licensees and changes in the Company's relationships with its existing licensees. The degree of dependence of the Company's working capital requirements on each of the foregoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements; the addition of new licensees may provide additional working capital or working capital requirements, and changes in relationships with existing licensees would have a favorable or negative impact depending upon the nature of such changes. Based upon existing levels of expenditures, assumed ten percent annual increases therein, existing cash reserves and budgeted revenues, the Company believes that it would not require additional funding for at least the next four years. There can be no assurance that expenditures will not exceed the anticipated amounts or that additional financing, if required, will be available when needed or, if available, that its terms will be favorable or acceptable to the Company. Eventual success of the Company and generation of positive cash flow will be dependent upon the commercialization of products using the Company's technology by the Company's licensees and payments of continuing royalties on account thereof.

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

PART II.     OTHER INFORMATION

Item 5.      Other Information.

On April 9, 1997, the Company announced that it had signed a license agreement with Hankuk Glass Industries Inc. (Korea's largest flat glass company) permitting the commercial sale of a wide variety of products using the Company's proprietary suspended particle device (SPD) technology for the control of light. In 1990, Hankuk entered into a license with Research Frontiers covering SPD smart windows, which essentially limited Hankuk to manufacturing SPD smart windows in Korea and selling them for architectural applications only. Since that time, a team from Hankuk's Technical Research Institute had been developing an SPD film production process and prototype products. The new license with Hankuk permits them to produce and sell throughout the world a wide range of products using SPD technology, increases the percentage royalty on net sales of licensed products from prior levels, and requires that Hankuk achieve certain commercialization and sales milestones. Hankuk has been granted a limited exclusive right in Korea with respect to SPD products consisting of architectural windows, transportation vehicle windows for cars, boats, trains, aircraft and spacecraft, sunroofs, and skylights. The license is non-exclusive outside of Korea and with respect to all other products permitted to be sold under the license agreement, which could include information displays for all types of products such as computers, televisions, beepers, cellular and other telephones, scientific instruments, toys, and contrast enhancement/glare reduction filters. Hankuk does not have the right under their license to make SPD eyewear, helmet or goggle products. The license also gives Hankuk the non-exclusive right to sell automatically-dimming automotive SPD rear-view mirrors and sun visors, provided that they are made and sold in Korea and are used as original equipment on automotive vehicles manufactured in Korea. The agreement also permits Hankuk to produce and sell SPD light control film to a selected list of Research Frontiers' other licensees and prospective licensees.

On August 11, 1997, the Company announced that it had signed an exclusive license agreement with the Orcolite division of Monsanto Company, a leading manufacturer of plastic eyewear lenses, that allows Orcolite to incorporate the Company's SPD technology into a wide variety of eyewear products, including prescription and non-prescription lenses, ski goggles, other sports goggles and sunglasses. Under the license agreement, Orcolite will pay Research Frontiers an earned royalty of 7% of the net selling price of products sold under the agreement, along with minimum royalties which rise over a period of about seven years to $2 million annually if the license is maintained in effect. In addition to receiving rights to manufacture and sell "smart" eyewear worldwide, Orcolite has the right to sublicense certain related companies and, with Research Frontiers' consent, any third party.

There can be no assurance that any licensee of the Company will succeed at introducing commercial products using the Company's technology.

Item 6.    Exhibits and Reports on Form 8-K

   (a)    Exhibits.

        10.13 License Agreement effective as of March 31, 1997 between the Company and Hankuk Glass Industries, Inc. Filed herewith with portions of this document omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission.

        10.14 License Agreement effective as of August 8, 1997 between the Company and Orcolite, a Unit of Monsanto Company. Filed herewith with portions of this document omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission.

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

                       RESEARCH FRONTIERS INCORPORATED
                           (Registrant)

                        /s/ Robert L. Saxe

                       Robert L. Saxe, President and Treasurer
                       (Principal Executive, Financial, and Accounting Officer)

Date: November 13, 1997

[EXHIBIT 10.13- Certain portions of this document have been omitted in the publicly filed version of this document pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission.]

   THIS AGREEMENT effective as of March 31, 1997 is made and entered into by and between RESEARCH FRONTIERS
INCORPORATED, a Delaware corporation, having a place of business at 240 Crossways Park Drive, Woodbury, New York, 11797-2033 ("RFI");
and HANKUK GLASS INDUSTRIES INC., a corporation organized and existing under the laws of Korea, having offices at 45-1, Yeouido-Dong, Youngdeungpo-Ku, Seoul, Korea ("HGI"). All definitions not otherwise defined in the body of this Agreement shall have the meaning ascribed to them in Schedule B hereto.

                       W I T N E S S E T H:

   WHEREAS, RFI and HGI have previously entered into a Prior
License Agreement;

   WHEREAS, RFI and HGI are desirous of revising the basic terms of the Prior License Agreement to modify and expand the scope of such license as hereinafter set forth, and to supersede the Prior License Agreement by replacing it with the current Agreement;

   WHEREAS, RFI has been engaged in research and development in the application of physicochemical concepts to Light Valve Film and Licensed Products and of methods and apparatus relating to products incorporating such concepts; and is possessed of and can convey information and know-how for such products and rights to manufacture, use and sell such products; and

   WHEREAS, HGI is interested in manufacturing and selling  Light
Valve Film and Licensed Products, and desires to acquire the rights and licenses granted herein to permit HGI to do so;

   NOW, THEREFORE, in consideration of the mutual undertakings and covenants herein contained the parties agree as follows:

   1. Documentation Supplied by RFI. The parties hereto acknowledge that RFI has heretofore furnished to HGI under the Prior License Agreement all applicable Technical Information and training, which relates to experimental products, including, without limitation thereto (1) a document entitled Handbook of Technical Information
Relating to Variable Density Optical Devices Incorporating a Suspension and (2) photocopies of all U.S. Patents and patent applications relating to Light Valve Film and Licensed Products owned or controlled by RFI as of the Effective Date of this Agreement, and that RFI is not obligated hereunder to furnish additional Technical Information. RFI shall not be obligated hereunder to furnish copies of RFI's foreign patents and patent applications, but will furnish a list thereof in Schedule A hereto.

   2. Visits. Each party's technically skilled personnel (with travel and living expenses paid by such party) may, when invited by the other party, make one or more visits to inspect the other's research and development and other facilities relating to Light Valve Film and Licensed Products during the term of this Agreement. HGI and RFI may also at any time during the term of this Agreement make reasonable inquiry by telephone, facsimile or mail to one another in regard to any information or data furnished by RFI to HGI pursuant to this Agreement. During all visits by either party to the facilities of the other party, visitors shall comply with all reasonable rules of the host company, and each party to this Agreement will indemnify and hold the other party harmless from any liability, claim or loss whatsoever (i) for any injury to, or, death of, any of its employees or agents while such persons are present at the facility of the other party;
and (ii) for any damages to its own property or to the property of any such employee or agent which may occur during the presence of any such person at the facility of the other party, regardless of how such damage occurs.

   3. Confidential Information. (a) HGI agrees for itself and its employees and agents that for twenty (20) years from the date of its receipt of information disclosed to HGI by RFI pursuant to this Agreement or pursuant to the Prior License Agreement, such information shall be held in confidence; provided, however, there shall be no obligation to treat as confidential information which is or becomes available to the public other than through a breach of this obligation, or which was already possessed by HGI in writing on a non-confidential basis prior to the Effective Date of the Prior License Agreement or which is shown by HGI to have been received by it from a third party who had the legal right to so disclose it without similar restrictions and without breach of any agreement. Except as provided in Section 10 hereof, it is understood and agreed that HGI has no obligation hereunder to provide RFI with any confidential or proprietary information, and that RFI shall have no obligation hereunder to HGI to maintain in confidence or refrain from commercial or other use of any information which RFI is or becomes aware of under this Agreement or under the Prior License Agreement. The terms and provisions of this Agreement or any other agreement between the parties shall not be considered confidential. HGI agrees that for the period of time during which HGI is obligated to keep Technical Information confidential hereunder, HGI will not make, use, sell, lease or otherwise dispose of products using or directly or indirectly derived from Light Valve Film or Licensed Products or which otherwise comprise suspended particles, which when subjected to a suitable electric or magnetic field, orient to produce a change in the optical characteristics of the suspension ("SPD Technology") unless an agreement between RFI and HGI permitting it to do so is in full force and effect and the royalties, if any, provided in such agreement are being paid to RFI on such products. The foregoing restriction shall not apply to products (i) which do not directly or indirectly incorporate SPD Technology, such as, but not limited to, liquid crystal devices, or electrochromic devices, or (ii) which incorporate technology involving suspended particles, which when subjected to a suitable electric or magnetic field, orient to produce a change in the optical characteristics of the suspension but which are independently developed by a third party other than RFI or HGI or their licensees, sublicensees, or any of their affiliates, and which is not in any way directly or indirectly derived from any Technical Information of RFI or HGI or their licensees, sublicensees, or any of their affiliates. Nothing contained in this section, however, shall be construed as granting HGI any rights or licenses with respect to any Technical Information or patents of RFI or its other licensees or their sublicensees.

   (b) HGI will have the right to disclose Technical Information of RFI to a manufacturing subcontractor; provided, however, that HGI shall only disclose such Technical Information as is strictly necessary to enable said subcontractor to perform its manufacturing task, and provided that prior to disclosing any Technical Information to said subcontractor, said subcontractor has signed a secrecy agreement with HGI at least as protective of RFI's Technical Information as the provisions of this Agreement, including, without limitation, said subcontractor's specific agreement to be bound by the provisions of Section 3 hereof to the same extent as HGI. HGI shall furnish a copy of said secrecy agreement to RFI prior to disclosing Technical Information to said subcontractor.

   4.  Development and Sale of Light Valve Film

   (a) Light Valve Film License.  During the term of this Agreement,
RFI hereby grants HGI a non-exclusive royalty-free right (including the right to grant non-exclusive sublicenses to any wholly-owned and controlled subsidiary of HGI, whose obligations HGI hereby guarantees, and which acknowledges to RFI in writing that it wishes to become a sublicensee hereunder prior to doing so and agrees to be bound by the terms and conditions of this Agreement) to use (a) all of the Technical Information furnished by RFI pursuant to this Agreement or pursuant to the Prior License Agreement, and (b) any invention claimed in (i) any of the unexpired patents now or hereafter listed on Schedule A attached hereto or (ii) unexpired patents which issue from pending patent applications now or hereafter listed in Schedule A, and any continuations, continuations-in-part, divisions, reissues, reexaminations, or extensions thereof, to make Light Valve Film for Licensed Purposes only, and to sell, lease, or otherwise dispose of Light Valve Film manufactured by HGI pursuant to this Agreement solely to Authorized Users. By virtue of the disclosure of Technical Information and training provided by RFI under the Prior License Agreement, all Light Valve Film sold, leased or otherwise disposed of by or for HGI hereunder shall be deemed to have been manufactured at least in part using the Technical Information provided by RFI. HGI agrees that, except for the specific licenses granted to it under Section 5(a) hereof, HGI has not acquired any rights or licenses under this Agreement to use Light Valve Film or any components thereof made by HGI pursuant to this Agreement except for the purposes of research and development pursuant to Section 4(b) hereof. All sublicenses shall (i) be on bona fide arm's length terms, (ii) be granted for only monetary consideration, (iii) be non-exclusive, (iv) shall terminate with the termination of the rights and licenses granted to HGI under Section 4(a) hereof, and be otherwise limited in accordance with the limitations and restrictions which are imposed on the rights and licenses granted to HGI hereunder, (v) contain confidentiality provisions no less protective than those contained in Section 3 hereof, and (vi) shall contain such other terms, conditions, and licenses as are necessary to enable HGI to fulfill its obligations hereunder. HGI shall send RFI a copy of every sublicense agreement or other agreement entered into by HGI in connection with a sublicense hereunder within thirty (30) days of the execution thereof.

   (b) Development of Light Valve Film. HGI shall use its best efforts to produce sample production rolls or pieces of Light Valve Film for the evaluation and use of RFI and licensees and prospective licensees of RFI which RFI elects to list in Schedule C, as such Schedule C may be amended from time to time by RFI, and for use by HGI but only for internal research and development and for use in Licensed Products pursuant to Section 5(a) hereof. HGI agrees to use all commercially reasonable efforts throughout the term of this Agreement, including giving due consideration to the implementation of reasonable processes, procedures or modifications, to improve the quality of Light Valve Film. However, RFI and HGI make no guaranty or warranty to one another under this Agreement (a) that HGI will be able to develop, manufacture, sell or otherwise commercialize Light Valve Film or any Licensed
Products, or (b) as to the validity of any patent.

   (c) RFI Purchases. Upon request of RFI, HGI shall sell and deliver to RFI Light Valve Film at a price equal to the lowest amount charged and best available other terms for such Light Valve Film by HGI to any person or entity for such Light Valve Film (excluding free samples). HGI acknowledges that RFI and its licensees (or entities who have been granted the option of entering into license agreements with RFI) may independently manufacture (or have third parties manufacture for them) and sell Light Valve Film under the terms of agreements between them and RFI, or may independently manufacture and sell Light Valve Film which RFI produces, or has produced on its behalf. Nothing contained in this Agreement shall impose any obligation on RFI and the other entities now or hereafter listed on Schedule C to purchase any Light Valve Film from HGI.

   (d) Compliance. HGI agrees that, without limitation, any manufacture, sale, lease, use or other disposition of Light Valve Film that is not in accordance with (1) the provisions of this Agreement, or (2) with the provisions of any other agreement then in force to which HGI is a party and which relates to Light Valves or Light Valve Film, shall be deemed a material breach of this Agreement.

   (e) Periodic Reports. HGI shall keep full and complete records with respect to its manufacture of Light Valve Film, including costs of raw materials delivered to HGI for the manufacture of Light Valve Film, its inspection and testing of Light Valve Film and raw materials and sale or other disposition of Light Valve Film. HGI shall provide RFI with an annual report indicating the quantity of Light Valve Film manufactured each calendar year and the amount of Light Valve Film sold, leased, disposed of, or delivered each calendar year to RFI and to third parties, each of whom shall be clearly identified. The first report submitted under this Agreement shall cover the period from the Effective Date of the Agreement to the end of the first calendar year in which Light Valve Film is produced hereunder. If 500,000 square feet or more of Light Valve Film is manufactured, sold or otherwise disposed of hereunder by or for HGI or its sublicensees in any calendar year, all such reports shall thereafter be provided on a quarterly basis. HGI shall also furnish to RFI at the same time it becomes available to any third party, a copy of each brochure, price list, advertisement or other marketing and promotional materials prepared, published or distributed by HGI or its sublicensees relating to Light Valve Film or Licensed Products.

   (f) End Users. HGI agrees that during the term of this Agreement that it will sell, lease, or otherwise dispose of Light Valve Film only to Authorized Users. HGI agrees to require all Authorized Users to look only to HGI and not to RFI or its affiliates for any claims, warranty, or liability relating to such Light Valve Film. HGI and its sublicensees agree to notify RFI if it becomes aware that any Light Valve Film sold, leased or otherwise disposed of by or for HGI or its sublicensees is being used for any purpose other than a permitted purpose. If a party which is not then listed on Schedule C hereto wishes to obtain samples of Light Valve Film or to purchase Light Valve Film from HGI, HGI shall notify RFI and shall refer such party to RFI. If such party enters into a suitable agreement with RFI, RFI shall inform HGI whether such party may then obtain samples or purchase Light Valve Film from HGI, and shall include such party on Schedule C, and HGI agrees that it will only provide Light Valve Film to the parties listed on such Schedule C for the specific purposes listed on such Schedule C.

   5.  Development and Sale of Licensed Products

   (a) Licensed Products License.  During the term of this
Agreement RFI hereby grants HGI an exclusive right in Korea until December 31, 2004 (subject to a license to LICENSOR's Prior Licensees, as such term is defined in the Prior License Agreement, their sublicensees, and customers of LICENSOR's Prior Licensees and their sublicensees to export Light Valve Architectural Window Products, as defined in the Prior License Agreement, and parts thereof from Japan to Korea, and subject further to any rights or licenses granted by RFI to third parties in agreements entered into either (a) before the Effective Date of this Agreement, or (b) after the Effective Date of this Agreement if such agreements are being negotiated by RFI as of the Effective Date of this Agreement) with respect to Licensed Products consisting of architectural windows, transportation vehicle windows for cars, boats, trains, aircraft and spacecraft, sunroofs, and skylights only, and with respect to all other Licensed Products, the non-exclusive right (including the right to grant non-exclusive sublicenses to any wholly-owned and controlled subsidiary of HGI, whose obligations HGI hereby guarantees, and which acknowledges to RFI in writing prior to doing so that it wishes to become a sublicensee hereunder and agrees to be bound by the terms and conditions of this Agreement) to use (a) all of the Technical Information furnished by RFI pursuant to this Agreement or pursuant to the Prior
License Agreement, and (b) any invention claimed in (i) any of the unexpired patents now or hereafter listed on Schedule A attached hereto or
(ii) unexpired patents which issue from pending patent applications now or hereafter listed in Schedule A, and any continuations, continuations-in-part, divisions, reissues, reexaminations, or extensions thereof, to make, lease, use and sell Licensed Products (other than Light Valve Automotive Vehicle Rear-View Mirror Products and Light Valve Transportation
Vehicle Sun Visor Products) in all of the countries of the world, and with respect to Licensed Products which are Light Valve Automotive Vehicle Rear-View Mirror Products or Light Valve Transportation Vehicle Sun
Visor Products, to make, lease, use and sell Licensed Products which are manufactured and sold by HGI in Korea and used or intended for use solely as Light Valve Automotive Vehicle Rear-View Mirror Products and Light Valve Transportation Vehicle Sun Visor Products, provided that such Light Valve Automotive Vehicle Rear-View Mirror Products and Light
Valve Transportation Vehicle Sun Visor Products are used only as original equipment on automotive vehicles manufactured in Korea, but not for export except as an integral part of automotive vehicles manufactured in Korea, and as a replacement for damaged or defective Light Valve
Automotive Vehicle Rear-View Mirror Products or Light Valve
Transportation Vehicle Sun Visor Products which were previously installed as original equipment on automotive vehicles manufactured in Korea. All sublicenses shall (i) be on bona fide arm's length terms, (ii) be granted for only monetary consideration, (iii) be non-exclusive, (iv) shall terminate with the termination of the rights and licenses granted to HGI under Section 5(a) hereof, and be otherwise limited in accordance with the limitations and restrictions which are imposed on the rights and licenses granted to HGI hereunder, (v) contain confidentiality provisions no less protective than those contained in Section 3 hereof, and (vi) shall contain such other terms, conditions, and licenses as are necessary to enable HGI to fulfill its obligations hereunder. HGI shall send RFI a copy of every sublicense agreement or other agreement entered into by HGI in connection with a sublicense hereunder within thirty (30) days of the execution thereof.

   (b) Payments.

   (1) Earned Royalties on Net Sales.  During the term of this
Agreement, HGI agrees to pay RFI an earned royalty which shall be four percent (4%) of the Net Selling Price of Licensed Products which embody, or the manufacture of which utilizes, any of the rights granted under
Section 5(a) hereof, and which are manufactured by or for HGI and sold, leased, used or otherwise disposed of by or for HGI or a permitted sublicensee. Payments under this subsection 5(b)(1) shall be made on a quarterly basis and made within 45 days after the end of the calendar quarter in which such Licensed Products were sold, leased, used or otherwise disposed of by or for HGI or a permitted sublicensee hereunder.
Each royalty payment shall be in U.S. dollars and shall be accompanied by a statement by HGI showing in reasonable detail the amount of Licensed Products sold, used, leased or otherwise disposed of by or for HGI and its sublicensees during the preceding quarter, any deductions taken or credits applied, and the currency exchange rate used to report sales made in currencies other than U.S. dollars. HGI shall use the exchange rates for buying U.S. dollars in effect on the last day of each quarter, as specified in The New York Times. The first such statement shall cover the period from the Effective Date of this Agreement to the end of the end of the first calendar quarter in which a Licensed Product is sold, used, leased or otherwise disposed of by or for HGI or its sublicensees.

   (2) Up-front Fee. HGI agrees to pay RFI a non-refundable up-front fee of [Confidential Information Omitted and filed separately with the Securities and Exchange Commission] on or before [Confidential
Information Omitted and filed separately with the Securities and Exchange Commission]; provided, however, that if HGI reports to RFI in writing on or before December 31, 1999 that [Confidential Information Omitted and filed separately with the Securities and Exchange Commission], then such [Confidential Information Omitted and filed separately with the Securities and Exchange Commission] payment shall not be required to be made by HGI.

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

   6. Recordkeeping. HGI shall keep and shall cause each sublicensee to keep for six (6) years after the date of submission of each statement supported thereby, true and accurate records, files and books of accounts that relate to Light Valve Film, Licensed Products, all data reasonably required for the full computation and verification of the Net Selling Price of Licensed Products, deductions therefrom and royalties to be paid, as well as the other information to be given in the statements herein provided for, and shall permit RFI or its duly authorized representatives, upon reasonable notice, adequately to inspect the same at any time during usual business hours. RFI and HGI agree that an independent certified public accounting firm (selected by RFI from the largest ten certified public accounting firms either in the United States of America or Korea) may audit such records, files and books of accounts to determine the accuracy of the statements given by HGI pursuant to Sections 4(e) and 5(b)(1) hereof. Such an audit shall be made upon reasonable advance notice to HGI and during usual business hours. The cost of the audit shall be borne by RFI, unless the audit shall disclose a breach by HGI of any term of this Agreement or an underpayment error in excess of three percent of the total monies paid to RFI by HGI during the audited period, in which case HGI shall bear the full cost of such audit. HGI agrees to pay RFI all additional monies that are disclosed by the audit to be due and owing to RFI within thirty days of the receipt of the report.

   7. Method of Payment. All payments made to RFI shall be paid by wire transfer of immediately available funds to the account of Research Frontiers Incorporated at Chase Manhattan Bank, 1064 Old Country Road, Plainview, New York 11803, Account No.: 210-007702, ABA Wire Code
No.: 021 000 128, or to such other account or place, as RFI may specify in a notice to HGI. Any withholding tax imposed in Korea on any payment under this Agreement shall be borne by RFI, subject to the Korean tax laws and The Convention for the Avoidance of Double Taxation between the Governments of the United States of America and the Republic of Korea which was signed on June 4, 1976 and entered into force October 20, 1978; provided, however, that HGI shall obtain from the competent tax authorities a certificate of payment of such withholding tax in such form as shall be useful to RFI for tax credit purpose in the United States of America and forward the same to RFI without delay.

   8. Laws and Regulations. HGI agrees that it shall be solely responsible for complying with all laws and regulations affecting the manufacture, use and sale or other disposition of Licensed Products and Light Valve Film by HGI and its sublicensees, and for obtaining all approvals necessary from governmental agencies and other entities. HGI agrees to send RFI a copy of all such approvals (including English translations thereof) immediately upon receipt.

   9. Insurance; Indemnification. To the extent available without prohibitively high insurance premiums, HGI shall maintain at all times ample product liability and other liability insurance covering its operations relating to the subject matter of this Agreement. HGI, and its affiliates, successors and assigns and sublicensees (each, an "Indemnifying Party"), each hereby indemnify and agree to hold harmless RFI and its shareholders, officers, directors, agents and employees (each, an "Indemnified Party"), against any liability, damage, loss, fine, penalty, claim, cost or expense (including costs of investigation and settlement and attorneys', accountants' and other experts' fees and expenses) arising out of any action or inaction by any Indemnifying Party relating to this Agreement including an Indemnifying Party's manufacture, sale, use, lease or other disposition of Light Valve Film, Licensed Products and related materials, or other use of the information and rights granted hereunder.
Any right of RFI to inspect HGI's operations, and any such inspection, shall in no way impose any liability on RFI or reduce the responsibilities of HGI hereunder or relieve it from any of its obligations and warranties under this Agreement.

   10. Improvements and Modifications. (a) During the term of this Agreement, HGI and RFI agree to cooperate with each other in the research and development to improve the design, operation, manufacture and assembly of Light Valve Film, Licensed Products and/or the suspensions or other components used or usable in Light Valve Film or Licensed Products. Except as otherwise provided in Section 10(b) hereof, HGI agrees that any and all rights and licenses which HGI has granted to RFI or was obligated to grant to RFI pursuant to any provision of the Prior License Agreement shall be retained by RFI notwithstanding any termination of the Prior License Agreement or this Agreement. If during the term of this Agreement and on or before [Confidential Information
Omitted and filed separately with the Securities and Exchange
Commission], any improvements or modifications are invented or developed by or on behalf of RFI, which in RFI's sole judgment would [Confidential Information Omitted and filed separately with the Securities and Exchange Commission] such improvements and modifications shall be automatically included, on a non-exclusive basis, in the rights and licenses granted pursuant to Sections 4(a) and 5(a) hereof, and any patents and/or patent applications relating thereto shall automatically be added to Schedule A hereof; such improvements and modifications may comprise, without limitation,[Confidential Information Omitted and filed separately with the Securities and Exchange Commission]. However, any other future improvements or modifications invented or developed by or on behalf of HGI, HGI's sublicensees and RFI after the Effective Date of this Agreement, if any, which relate in any way to or are useful in the design, operation, manufacture and assembly of Light Valve Film, Licensed
Products and/or to the suspensions or other components used or usable in Light Valve Film or Licensed Products shall not be included in this Agreement. During the term of this Agreement each of the parties hereto agrees to inform the other in writing on a non-confidential basis, at least as frequently as once a year in January of each calendar year, if any significant improvements or modifications have been made relating to the subject matter of this Agreement, and as to the general nature of any such improvements and modifications. Upon written request by the non-inventing party, RFI and HGI shall negotiate with each other regarding the grant of nonexclusive rights and licenses to use such improvements and modifications, but neither party shall be obligated to grant such rights and licenses to one another. Notwithstanding the foregoing, RFI may, but shall not be required to, voluntarily and without additional cost to HGI disclose certain information relating to future improvements and modifications and license to HGI rights in such certain future improvements and modifications. In connection therewith, RFI may voluntarily add patents and/or patent applications to Schedule A hereof. No disclosure of any information by RFI shall in any way establish a course of dealing or otherwise require RFI to make any future disclosure of information under this Agreement. Notwithstanding anything contained herein to the contrary, in the event that either party or its sublicensees hereunder makes any improvement or modification for which it intends to file a patent application, after [Confidential Information Omitted and filed separately with the Securities and Exchange Commission] it may withhold disclosure of it from the other party for a period not to exceed six months from the reduction to practice of said improvement or modification. Any information disclosed by RFI under this Section 10 will be considered Technical Information which HGI shall be obligated to keep confidential pursuant to Section 3 of this Agreement.

   (b) (1) HGI agrees that on or before [Confidential Information
Omitted and filed separately with the Securities and Exchange
Commission] it will [Confidential Information Omitted and filed separately with the Securities and Exchange Commission] provided, however, there shall be no obligation to treat as confidential information which is or becomes available to the public other than through a breach of this obligation, or which was already possessed by RFI in writing prior to the date of disclosure by HGI to RFI pursuant to this Agreement or which is shown by RFI to have been received by it from a third party who had the legal right to so disclose it without similar restrictions and without breach of any agreement.

   (2) Provided that said written procedure has been timely delivered to RFI as set forth in Section 10(b)(1) above, RFI agrees that during the term of this Agreement or until December 31, 2009, whichever occurs first, RFI shall not, pursuant to the rights and licenses it received from HGI under the Prior License Agreement, which have been confirmed in Section 10(a) hereof, itself manufacture or sublicense third parties to manufacture Light Valve Film by [Confidential Information Omitted and filed separately with the Securities and Exchange Commission]

   (3) HGI agrees that on or before [Confidential Information
Omitted and filed separately with the Securities and Exchange
Commission] HGI will [Confidential Information Omitted and filed separately with the Securities and Exchange Commission].

   11.  Foreign Patent Applications.  During the term of this
Agreement, HGI shall have the right to designate that any patent application now or hereafter listed on or incorporated into Schedule A shall be filed or maintained in any foreign country. If so designated and if legally possible to do so, RFI agrees to promptly file, prosecute and maintain such applications and resulting patents, and HGI shall pay to RFI the complete cost, including reasonable attorney's fees, to file, prosecute and maintain any such patent application and resulting patents.

   12. Term. (a) The term of this Agreement shall extend from the Effective Date of this Agreement to the date of termination of this Agreement. Unless sooner terminated or extended, as herein provided for below, this Agreement shall terminate on December 31, 2004; provided, however, that if HGI has faithfully performed all of its obligations under this Agreement through December 31, 2004, and if HGI has reported to RFI in a timely and accurate manner the Net Selling Price of Licensed Products sold, leased, or otherwise disposed of, by or on behalf of HGI during the term of this Agreement and HGI has paid in a timely manner the royalties due thereon pursuant to Section 5, HGI shall have the option to extend this Agreement for an additional term which shall commence on January 1, 2005 and end on the date which is the expiration date of the last to expire of the patents now or hereafter listed in Schedule A hereof, by providing RFI with a notice stating that HGI wishes to exercise this option to extend the term of this Agreement. Such notice shall be made in writing and shall be given after June 30, 2004 and prior to September 30, 2004.
If this Agreement is so extended for another term as described above, then after December 31, 2009, (1) HGI shall have the nonexclusive right to use Technical Information of RFI provided to HGI under the Prior License Agreement ("Prior Technical Information") or provided to HGI under this Agreement on or before December 31, 2009 ("New Technical
Information"), if any, for Light Valve Architectural Window Products (as defined in the Prior License Agreement), and (2) HGI shall retain a nonexclusive license to use the Prior Technical Information and the New Technical Information to develop and sell Light Valve Film and Licensed Products without obligation to RFI, but HGI's rights and licenses with respect to any patents, patent applications, utility models and applications for utility models, and any continuations, continuations-in-part, divisions, reissues, reexaminations, or extensions thereof owned or controlled by RFI, and now or hereafter listed on Schedule A hereof shall terminate with the expiration or termination of this Agreement.

   (b) HGI may terminate this Agreement effective as of December
31, 2000 or as of any anniversary thereof by giving RFI prior notice thereof unless sooner terminated as hereinafter provided. Such notice shall be made in writing and shall be given between 30 and 90 days prior to the effective date for which such termination is to be effective. If HGI decides to terminate this Agreement for any reason, HGI shall provide RFI, along with the aforementioned notice of termination, with a written report describing the reasons for such termination. HGI may also terminate this Agreement at any time upon 30 days notice if RFI shall at any time materially breach any term of this Agreement, and such breach shall not be cured within such 30-day period.

   (c) RFI may terminate the licenses granted under Section 5(a) hereof as of December 31, 2002 or as of any anniversary thereof by at least 30 days' prior notice by RFI to HGI if HGI has not reported to RFI pursuant to Section 5(b)(1) hereof that for the 12-month period ending the preceding December 31 that the Net Selling Price of Licensed Products was at least [Confidential Information Omitted and filed separately with the Securities and Exchange Commission]. RFI may also terminate this Agreement at any time upon 30 days notice if HGI shall at any time materially breach any term of this Agreement, or default in the payment of any monies due in accordance with this Agreement and such default shall not be cured within such 30-day period, repeatedly provide inaccurate reports hereunder, or if there has been a substantial cessation by HGI of general operations or of work related to Light Valve Film or Licensed Products.

   13. Effect of Termination. If this Agreement expires or is terminated for any reason whatsoever, in addition to any other remedies which one party may have against the other: (1) all of HGI's rights and licenses under this Agreement shall cease, and HGI shall immediately return to RFI all Technical Information furnished to HGI under this Agreement or the Prior License Agreement, together with all reproductions, copies and summaries thereof; provided, however, that HGI may retain solely for archival purposes one copy of all such documents in its legal department files, and (2) at RFI's option, HGI shall, within 30 days of the date of such termination or expiration, either (A) sell and deliver to RFI under the terms specified in Section 4(c) any Light Valve Film which shall then be in the possession of HGI, and, if requested by RFI, HGI shall finish and deliver to RFI any Light Valve Film in the process of manufacture as soon as possible and, in any case, not later than 30 days after receiving RFI's request, or (B) promptly destroy and dispose of any Light Valve Film (and Light Valve Film in the process of manufacture) not sold to RFI under this Section 13. No termination of this Agreement by expiration or otherwise shall release HGI or RFI from any of its continuing obligations hereunder, if any, or limit, in any way any other remedy one party may have against the other party. Notwithstanding the foregoing, HGI's obligations to RFI under Sections 2, 3, 4(e), 6, 8, 9, 10, 13, 17, 18, 19 and the reporting requirements of Section 5(b) hereof shall survive any termination of this Agreement.

   14. Trademarks. All trademarks or service marks that either party may adopt and use for Light Valve Film or other products incorporating Light Valves are and shall remain the exclusive property of the adopting party, and the other party shall not obtain any rights and license to such marks under this Agreement other than the right to inform others that the adopting party has produced Light Valve Film or products incorporating Light Valves under such mark or marks.

   15. Rights Cumulative; Waivers. To the extent permitted by law, the parties' rights and remedies under this Agreement shall be cumulative and not exclusive remedies. Any party's exercise, failure to exercise or delay in exercising any right or remedy at any time shall not prevent such party from exercising any other right or remedy or exercising such right or remedy at a later time.

   16. Authority. Each party warrants to the other that it has the right to convey the rights and licenses granted by this Agreement. Each party warrants to the other that it has the authority to enter into this Agreement and to consummate the transactions contemplated hereby without additional notice to, or approval being required by, any governmental authority or third party.

   17.  Termination of Prior License Agreement: Upon the Effective
Date, this Agreement will supersede and replace the Prior License
Agreement. Upon the Effective Date, the Prior License Agreement shall automatically terminate without further action on the part of the parties thereto.

   18. Construction. This Agreement shall be construed and enforced in accordance with and governed by the laws of the United States of America and the State of New York. The section headings of this Agreement are included herein for convenience and shall not be considered in construing this Agreement. All disputes, controversies or differences which may arise between the parties, out of or in relation to or in connection with this Agreement, or for the breach hereof, shall be finally settled by arbitration pursuant to the Rules of Commercial Arbitration and Conciliation of the International Chamber of Commerce, by which each party hereto is bound. The place of arbitration shall be in Paris, France. Under any such arbitration the number of arbitrators shall be three and they shall all be neutral and all be English-speaking; no arbitrator shall be American or Korean; and the language to be used in the arbitral proceedings shall be English, provided that witnesses may testify in their native language.

   19.  Miscellaneous.  The status of the parties under this
Agreement shall be solely that of independent contractors. No party shall have the right to enter into any agreements on behalf of the other party nor shall it represent to any person that it has such right or authority. This Agreement shall be binding on and shall inure to the benefit of the parties and their successors and assigns. However, HGI agrees that it shall not assign this Agreement or its rights hereunder without the prior written consent of RFI. Upon thirty days prior notice to HGI, RFI may assign all of its rights and obligations hereunder to any successor to any of its
business interests or to any company controlling or controlled by RFI.   No
modification of this Agreement shall be effective unless such modification or amendment shall be in writing and signed by the parties; provided, however, that either party may unilaterally waive in writing any provision imposing an obligation on the other. All notices shall be effective upon receipt and shall be sent in writing to a signatory of this Agreement at its address given above or to any other address or person that the party may designate by notice. All notices hereunder shall be sent by certified or registered mail, or by Federal Express, DHL, or by any other internationally-recognized priority courier service. The parties may sign this Agreement in any number of counterparts, each of which shall be deemed an original, and all of which, when taken together, shall constitute one and the same agreement. The foregoing contains all of the understandings of the parties relating to this Agreement, and cancels and supersedes all prior understandings and agreements between the parties with respect thereto.

   IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed on the date hereinafter set forth by their proper officers duly authorized.

                       RESEARCH FRONTIERS INCORPORATED

                       By:       /s/ Robert L. Saxe
                             Robert L. Saxe, President
                             Date: March 31, 1997

                       HANKUK GLASS INDUSTRIES INC.

                       By:      /s/  Sehoon Lee

                            Sehoon Lee, Representative Director
                            Date: March 31, 1997

                               Schedule A
                        (As of February 28, 1997)

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

4,270,841                   Robert L. Saxe
                 "Light Valve Containing Suspension of
                  Perhalide of Alkaloid Acid Salt"            6/02/81 10/31/98

4,273,422                   Robert L. Saxe
                 "Light Valve Containing Liquid
                   Suspension Including Polymer
                      Stabilizing System"                     6/16/81   3/5/99

4,407,565                   Robert L. Saxe
                 "Light Valve Suspension Containing
                         Fluorocarbon Liquid"                10/04/83  1/16/01

4,422,963                   Robert I. Thompson et al
                  "Improved Light Polarizing Materials
                        and Suspension Thereof"              12/27/83 12/27/00

4,772,103                   Robert L. Saxe
                  "Light Valve Containing an Improved
                    Suspension,and Liquids Therefor"          9/20/88   8/8/06

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

5,516,463                   Joseph A. Check III et al
                    "Method of Making Light Polarizing
                        Particles" (JDR-106)                 05/14/96  7/08/14

                          PENDING APPLICATIONS

Serial Number                                                  Filing Date

[Confidential Information Omitted and filed separately with the Securities and Exchange Commission]

                            Schedule B
                           DEFINITIONS

"Authorized User" means RFI and/or any other person or entity listed by RFI on Schedule C hereof. HGI agrees that RFI may amend Schedule C hereof at any time during the term of this Agreement for any reason by sending HGI a written notice of such amendment. The persons or entities now or hereafter listed on Schedule C may not include all of RFI's current licensees and may include prospective licensees of RFI, and for legal or practical reasons, RFI may restrict the type or nature of Light Valve Film that may be sold, leased or transferred to such person or entity. HGI agrees that immediately upon receipt of any written notice from RFI that any person or entity is no longer included on Schedule C, it shall cease all sales, leases, or other dispositions of Light Valve Film to such persons or entities, unless and until RFI consents in writing to the resumption of such sales, leases or other dispositions. HGI agrees that it shall not discriminate in any way against any of the persons or entities listed on Schedule C.

The "Effective Date" of this Agreement is the date set forth on the first line on page 1 of this Agreement which date shall be the last date of formal execution of this Agreement by duly authorized representatives of the parties to this Agreement as indicated on the signature page of this Agreement. Unless waived by RFI in writing, this Agreement shall be null and void ab initio, unless a fully executed copy of this Agreement is delivered to each of the parties hereto by March 31, 1997.

"Licensed Product" means a Light Valve used or intended for use and integrally incorporated in, or attached to any commercial product other than those specifically excluded below, including by way of explanatory example architectural windows, transportation vehicle windows for cars, boats, trains, aircraft and spacecraft, sunroofs, skylights, information displays for all types of products such as computers, televisions, beepers, cellular and other telephones, scientific instruments, toys, and contrast enhancement/glare reduction filters, and, as limited by the rights and licenses contained in Section 5(a) hereof, Light Valve Automotive Vehicle Rear-View Mirror Products and Light Valve Transportation Vehicle Sun
Visor Products. The term "Licensed Product" shall not include (1) Light Valves used or intended for use (a) in any eyewear, helmet or goggle product or application, (b) except as specifically permitted by the rights and licenses granted in Section 5(a), in any transportation vehicle rear-view mirror or sun visor product or application, or (2) any component of a Light Valve (including liquid suspensions, particles, polymers, chemical additives, or Light Valve Film) which is not integrally incorporated into an actual product sold by HGI or its permitted sublicensees hereunder.
Nothing contained herein shall permit HGI to sell, lease, or otherwise dispose of Light Valve Film except for Licensed Purposes only, and solely to Authorized Users.

"Licensed Purpose" means a sale, lease or other disposition by HGI of Light Valve Film made by HGI pursuant to this Agreement to an Authorized User in the permitted territory and for the applications specified on Schedule C in which each Authorized User listed on such schedule may sell, lease, use or otherwise dispose of Light Valve Film acquired from HGI.

"Light Valve" means a variable light transmission device comprising: a cell including cell walls, containing or adapted to contain an activatable material, described hereinafter, such that a change in the optical characteristics of the activatable material affects the characteristics of light absorbed by, transmitted through and/or reflected from the cell; means incorporated in or on the cell, or separate therefrom for applying an electric or magnetic field to the activatable material within the cell; and coatings, (including, but not limited to, electrodes and active matrix addressing films and components), spacers, seals, electrical and/or electronic components, and other elements incorporated in or on the cell. The activatable material, which the cell contains or is adapted to contain, includes in it solid suspended particles, which when subjected to a suitable electric or magnetic field, orient to produce a change in the optical characteristics of the device.

"Light Valve Automotive Vehicle Rear-View Mirror Product" means a
Light Valve intended for use and used solely as an interior or exterior rear-view mirror in a non-military automotive vehicle including but not limited to an automobile, motorcycle, bus, van, truck, boat, train or aircraft. The term "Light Valve Automotive Vehicle Rear-View Mirror Product" shall not include (1) Light Valves which are used or intended for use as or in any other type of mirror product and (2) Light Valves used or intended for use as or in any non-mirror product such as but not limited to windows, displays, filters for scientific instruments or lamps and eyewear.

"Light Valve Film" means a film or sheet or more than one thereof comprising a suspension of particles used or intended for use solely in or as a Light Valve. The Light Valve Film shall comprise either (a) a suspension of particles dispersed throughout a continuous liquid phase enclosed within one or more rigid or flexible solid films or sheets, or (b) a discontinuous phase of a liquid comprising dispersed particles, said discontinuous phase being dispersed throughout a continuous phase of a rigid or flexible solid film or sheet. The Light Valve Film may also comprise (A) one or more other layers such as, without limitation, a film, coating or sheet or combination thereof, which may provide the Light
Valve Film with (1) scratch resistance, (2) protection from ultraviolet radiation, (3) reflection of infrared energy, and/or (4) electrical conductivity for transmitting an applied electric or magnetic field to the suspension, and (B) electrical connections such as busbars, electrical wiring and electrical leads.

"Light Valve Transportation Vehicle Sun Visor Product" means a Light
Valve used or intended for use only as a sun visor (which may comprise more than one segment) attached to the interior of a non-military transportation vehicle in the manner hereinafter described, which is capable of being controlled automatically or by the user to protect the user's eyes from sunlight or glare, and each segment of which has a viewing area no larger than 0.25 (one-quarter) square meter. A Light Valve Transportation Vehicle Sun Visor Product must either be (a) attached to the interior of a window or windshield, the interior of the body, or to an accessory on the inside, of a transportation vehicle by means of a relatively small rod, post or hinge mechanism, or (b) attached to the housing of a rear-view mirror inside such transportation vehicle provided that the sun visor so attached is not used to obstruct the mirror so as to vary the reflectivity of such mirror, and is only used to block sunlight or glare next to such mirror. The term "Light Valve Transportation Vehicle Sun Visor Product" however, shall without limitation thereto, not include (1) Light Valves which are used or intended for use in a transportation vehicle as, or as part of, or are laminated to, or whose surface area is primarily attached to, a window, sunroof or windshield, (2) Light Valves which are used or intended for use as, or as part of, any other window product and (3) Light Valves used or intended for use as or in any non-window product such as but not limited to displays, eyewear, mirrors or filters for scientific instruments, lamps or contrast enhancement of displays. The term "transportation vehicle" shall include, but shall not be limited to, passenger cars, recreational vehicles, trucks, mobile cranes, trains, aircraft and boats.

The "Net Selling Price" of Licensed Products on which royalties are payable shall be the genuine selling price of HGI and its sublicensees hereunder f.o.b. factory at which nonaffiliated customers are billed in the usual course of business for Licensed Products, as packed for shipment to the customer, reduced only by the applicable proportions of the following if, and to the extent that, amounts in respect thereof are reflected in such selling price: (i) normal trade discounts actually allowed; (ii) sales, use or excise and added value taxes and custom duties paid; (iii) if the genuine selling price is other than f.o.b. factory, amounts paid for f.o.b. transportation of Licensed Products to the customer's premises or place of installation or delivery; (iv) the cost to HGI or its sublicensees hereunder of any part or component included in Licensed Products which is purchased directly from RFI; (v) the cost to HGI or its sublicensees hereunder of power supplies, DC-AC converters, and window frames sold as part of a Licensed Product; (vi) insurance costs and the costs of packing material, boxes, cartons and crates required for shipping; provided, however, that after all deductions have been taken therefrom excluding materials purchased by HGI from RFI pursuant to subsection (iv) hereof, if any, the Net Selling Price of a Licensed Product may not be less than 76% of the gross selling price of said Licensed Product. If a Licensed Product is leased, sold, used or to otherwise disposed of on terms not involving a bona fide arm's length sale to an unaffiliated third party, then the Net Selling Price for such transactions shall be deemed to be the Net Selling Price as defined above for identical products sold to a nonaffiliated customer nearest to the date of such lease, sale, use, or other disposition.

"Prior License Agreement" means the license agreement between RFI and Hankuk Glass Industry Co., Ltd. (the former name of HGI) effective as of July 4, 1990 which related to Light Valve Architectural Windows (as defined in such Prior License Agreement).

"Technical Information" means all useful information relating to apparatus, methods, processes, practices, formulas, techniques, procedures, patterns, ingredients, designs and the like including (by way of example) drawings, written recitations of data, specifications, parts, lists, assembly procedures, operating and maintenance manuals, test and other technical reports and the like owned or controlled and provided by RFI, to the extent they exist, that relate to Light Valve Film, Licensed Products and/or to the suspensions used or usable for Licensed Products or Light Valve Film and that consist of concepts invented or developed by RFI. Know-how of RFI's suppliers and of RFI's other licensees and their sublicensees under licenses from RFI shall not be considered Technical Information owned or controlled by RFI.

                           Schedule C
                   (As of February 28, 1997)

       LIST OF ELIGIBLE CUSTOMERS (AUTHORIZED USERS) FOR
                        LIGHT VALVE FILM

                                                                     Permitted
Name of Customer                      Licensed Application           Territory

Research Frontiers Incorporated       All applications               Worldwide

Hankuk Glass Industries Inc.          As set forth in Section 5(a)   Worldwide
                                        of this License Agreement

Glaverbel, SA                         Architectural windows,         Worldwide
                                      automotive transportation
                                      vehicle windows, sun visors
                                      and rear-view mirrors


[INFORMATION REGARDING OTHER AUTHORIZED USERS WILL BE PROVIDED BY
RFI TO HGI
FROM TIME TO TIME IN THE FUTURE]

[EXHIBIT 10.14- Certain portions of this document have been omitted in the publicly filed version of this document pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission.]

   THIS AGREEMENT effective as of August 8, 1997 by and between RESEARCH FRONTIERS INCORPORATED, a Delaware corporation, having a place of business at 240 Crossways Park Drive, Woodbury, New York, 11797-2033 ("LICENSOR"); and ORCOLITE, a unit of Monsanto Company, a Delaware corporation, having a place of business at 16016 Montoya Street, Azusa, California 91702 (hereinafter called "LICENSEE"). All definitions not otherwise defined in the body of this Agreement shall have the meaning ascribed to them in Schedule B hereto. The "Effective Date" of this Agreement is the date set forth above which date shall be the last date of formal execution of this Agreement by duly authorized representatives of the parties to this Agreement as indicated on the signature page of this Agreement.

                       W I T N E S S E T H:

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

   NOW, THEREFORE, in consideration of the mutual undertakings and covenants herein contained the parties agree as follows:

   1. Documentation Supplied by LICENSOR. Within thirty calendar days after the Effective Date of this Agreement, LICENSOR shall furnish LICENSEE with all Technical Information owned or controlled by LICENSOR, which is reasonably necessary or desirable, in LICENSOR's sole discretion, in order for LICENSEE to manufacture Licensed Products. Such Technical Information, which relates to experimental products, shall include, without limitation thereto (1) a document entitled Handbook of Technical Information Relating to Variable Density Optical Devices Incorporating a Suspension and (2) photocopies of all U.S. Patents and patent applications relating to Light Valves and Licensed Products owned or controlled by LICENSOR as of the Effective Date of this Agreement. LICENSOR shall not be obligated hereunder to furnish copies of LICENSOR's foreign patents and patent applications, but will furnish a list thereof in Schedule A hereto.

   2. Training by LICENSOR. LICENSEE's technically skilled personnel designated by LICENSEE (with travel and living expenses paid by LICENSEE) shall make one or more visits for training and to inspect LICENSOR's research and development facilities relating to Licensed
Products. The visits of employees of LICENSEE to LICENSOR's facility shall be carried out within the six-month period commencing with the Effective Date of this Agreement, and shall not exceed 200 man-hours during such period. To assist LICENSEE's employees while they are at LICENSOR's facility, LICENSOR shall provide up to 100 man-hours assistance during such period at no cost to LICENSEE. Upon request by LICENSEE during the term of this Agreement, if and when mutually convenient to LICENSOR and LICENSEE, LICENSOR shall supply
LICENSEE with small quantities of particles, suspension and other materials for experimental use only by LICENSEE for the work being performed by LICENSEE to develop Licensed Products, and shall charge
LICENSEE $750 per man/day plus the cost of any materials used in making such particles, suspension, or other materials, plus the cost of shipping such suspension to LICENSEE. LICENSEE and LICENSOR may also at any time during the term of this Agreement make reasonable inquiry by telephone, facsimile or mail to one another in regard to any information or data furnished by LICENSOR to LICENSEE pursuant to this Agreement. During all visits by either party to the facilities of the other party, visitors shall comply with all reasonable rules of the host company, and each party to this Agreement will indemnify and hold the other party harmless from any liability, claim or loss whatsoever (i) for any injury to, or, death of, any of its employees or agents while such persons are present at the facility of the other party; and (ii) for any damages to its own property or to the property of any such employee or agent which may occur during the presence of any such person at the facility of the other party, regardless of how such damage occurs.

   3. Confidential Information. (a) LICENSEE agrees for itself and its employees and agents that for twenty (20) years from the date of its receipt of information disclosed to LICENSEE by LICENSOR pursuant to this Agreement, such information shall be held in confidence; provided, however, there shall be no obligation to treat as confidential information which is or becomes available to the public other than through a breach of this obligation, or which was already possessed by LICENSEE in writing on a non-confidential basis prior to the Effective Date of this Agreement or which is shown by LICENSEE to have been received by it from a third party who had the legal right to so disclose it without similar restrictions and without breach of any agreement. It is understood and agreed that LICENSEE has no obligation hereunder to provide LICENSOR with any confidential or proprietary information, and that LICENSOR shall have no obligation hereunder to LICENSEE to maintain in confidence or refrain from commercial or other use of any information which LICENSOR is or becomes aware of under this Agreement. The terms and provisions of this Agreement or any other agreement between the parties shall not be considered confidential. LICENSEE agrees that for the period of time during which LICENSEE is obligated to keep Technical Information confidential hereunder, LICENSEE will not make, use, sell, lease or otherwise dispose of products using or directly or indirectly derived from Light Valves or Licensed Products or which otherwise comprise suspended particles, which when subjected to a suitable electric or magnetic field, orient to produce a change in the optical characteristics of the suspension ("SPD Technology") unless an agreement between LICENSOR and LICENSEE permitting it to do so is in full force and effect and the royalties, if any, provided in such agreement are being paid to LICENSOR on such products. The foregoing restriction shall not apply to products (i) which do not directly or indirectly incorporate SPD Technology, such as, but not limited to, liquid crystal devices, or electrochromic devices, or (ii) which incorporate technology involving suspended particles, which when subjected to a suitable electric or magnetic field, orient to produce a change in the optical characteristics of the suspension but which are independently developed by a third party other than LICENSOR or LICENSEE or their licensees, sublicensees, or any of their affiliates, and which is not in any way directly or indirectly derived from any Technical Information of LICENSOR or LICENSEE or their licensees, sublicensees, or any of their affiliates. Nothing contained in this section, however, shall be construed as granting LICENSEE any rights or licenses with respect to any Technical Information or patents of LICENSOR or its other licensees or their sublicensees.

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

   4.  Development and Sale of Licensed Products

   (a) Licensed Products License.  During the term of this
Agreement LICENSOR hereby grants LICENSEE an exclusive right
(subject to a reservation by LICENSOR of nonexclusive rights to manufacture and use, but not directly or indirectly sell, Licensed Products, only for the purposes of performing research, development and for demonstrations and publicity) including the right to grant non-exclusive sublicenses to any wholly-owned and controlled subsidiary of LICENSEE or Monsanto Company whose obligations LICENSEE hereby guarantees, and which acknowledges to LICENSOR in writing prior to doing so that it wishes to become a sublicensee hereunder and agrees to be bound by the terms and conditions of this Agreement) to use (a) all of the Technical Information furnished by LICENSOR pursuant to this Agreement, and (b) any invention claimed in (i) any of the unexpired patents now or hereafter listed on Schedule A attached hereto or (ii) unexpired patents which issue from pending patent applications now or hereafter listed in Schedule A, and any continuations, continuations-in-part, divisions, reissues, reexaminations, or extensions thereof, to make, lease, use, sell, advertise, promote and distribute Licensed Products throughout the world under any trademark, trade name or service mark of LICENSEE. All sublicenses shall
(i) be on bona fide arm's length terms, (ii) be granted for only monetary consideration, (iii) be non-exclusive, (iv) shall terminate with the termination of the rights and licenses granted to LICENSEE under Section 4(a) hereof, and be otherwise limited in accordance with the limitations and restrictions which are imposed on the rights and licenses granted to LICENSEE hereunder, (v) contain confidentiality provisions no less protective than those contained in Section 3 hereof, and (vi) shall contain such other terms, conditions, and licenses as are necessary to enable LICENSEE to fulfill its obligations hereunder. LICENSEE shall send
LICENSOR a copy of every sublicense agreement or other agreement entered into by LICENSEE in connection with a sublicense hereunder within thirty (30) days of the execution thereof.

   (b) Payments.

   (1) Royalties on Net Sales.  During the term of this Agreement,
LICENSEE agrees to pay LICENSOR an earned royalty which shall be seven percent (7%) of the Net Selling Price of Licensed Products which embody, or the manufacture of which utilizes, any of the rights granted under Section 4(a) hereof, and which are manufactured by or for LICENSEE and sold, leased, used or otherwise disposed of by or for LICENSEE or a permitted sublicensee. Payments under this subsection 4(b)(1) shall be made on a quarterly basis and made within 45 days after the end of the calendar quarter in which such Licensed Products were sold, leased, used or otherwise disposed of by or for LICENSEE or a permitted sublicensee hereunder. Each royalty payment shall be in U.S. dollars and shall be accompanied by a statement by LICENSEE showing in reasonable detail the amount of Licensed Products sold, used, leased or otherwise disposed of by or for LICENSEE and its sublicensees during the preceding quarter, any deductions taken or credits applied, and the currency exchange rate used to report sales made in currencies other than U.S. dollars. LICENSEE shall use the exchange rates for buying U.S. dollars in effect on the last day of each quarter, as specified in The New York Times. The first such statement shall cover the period from the Effective Date of this Agreement to the end of the first calendar quarter in which a Licensed Product is sold, used, leased or otherwise disposed of by or for LICENSEE or its sublicensees.

   (2) Minimum Royalties - Except as otherwise specifically provided for in Section 4(b)(3), during the term of this Agreement
LICENSEE agrees to pay LICENSOR the non-refundable minimum royalties (in U.S. Dollars) specified below for each of the stated periods:

   Period                                       Minimum
Royalty

[Confidential Information Omitted and filed separately with the Securities and Exchange Commission]

From January 1 to December 31 of each license year thereafter       $2,000,000

The initial payment under this Section 4(b)(2) shall be paid to LICENSOR within 10 days of the Effective Date of this Agreement, and each subsequent payment to LICENSOR shall be made on or before January 31 of each license year commencing January 1, 1999.

   (3) Alternative Minimum Royalties - If at any time, the rights and licenses granted under Section 4(a) are converted by LICENSOR or LICENSEE pursuant to Section 12(c) hereof to become non-exclusive rights and licenses, the minimum annual royalties payable with respect to each calendar year in which such rights and licenses are non-exclusive shall be reduced to [Confidential Information Omitted and filed separately with the Securities and Exchange Commission].

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

   (d) [Confidential Information Omitted and filed separately with the Securities and Exchange Commission]

   5. Recordkeeping. LICENSEE shall keep and shall cause each sublicensee to keep for six (6) years after the date of submission of each statement supported thereby, true and accurate records, files and books of accounts that relate to Licensed Products, all data reasonably required for the full computation and verification of the Net Selling Price of Licensed Products, deductions therefrom and royalties to be paid, as well as the other information to be given in the statements herein provided for, and shall permit LICENSOR or its duly authorized representatives, upon reasonable notice, adequately to inspect the same at any time during usual business hours. LICENSOR and LICENSEE agree that an independent certified public accounting firm (selected by LICENSOR from the largest ten certified public accounting firms in the United States of America) may audit such records, files and books of accounts to determine the accuracy of the statements given by LICENSEE pursuant to Section 4(b)(1) hereof. Such an audit shall be made upon reasonable advance notice to LICENSEE and during usual business hours no more frequently than annually. The cost of the audit shall be borne by LICENSOR, unless the audit shall disclose a breach by LICENSEE of any term of this Agreement, or an underpayment error in excess of two percent of the total monies paid to LICENSOR by LICENSEE during the audited period, in which case
LICENSEE shall bear the full cost of such audit. LICENSEE agrees to pay LICENSOR all additional monies that are disclosed by the audit to be due and owing to LICENSOR within thirty days of the receipt of the report.

   6. Method of Payment. All payments made to LICENSOR shall be paid by wire transfer of immediately available funds to the account of Research Frontiers Incorporated at Chase Manhattan Bank, 1064 Old
Country Road, Plainview, New York 11803, Account No.: 210-007702,
ABA Wire Code No.: 021 000 021, or to such other account or place, as LICENSOR may specify in a notice to LICENSEE.

   7. Laws and Regulations. LICENSEE agrees that it shall be solely responsible for complying with all laws and regulations affecting the manufacture, use and sale or other disposition of Licensed Products by LICENSEE and its sublicensees, and for obtaining all approvals necessary from governmental agencies and other entities. LICENSEE agrees to maintain a file of all such approvals and to send LICENSOR a copy of all such approvals (including English translations thereof in the case of approvals required by any foreign country) within 10 business days of any written request for such copies by LICENSOR.

   8. Insurance; Indemnification. LICENSEE shall maintain at all times ample product liability and other liability insurance covering its operations relating to the subject matter of this Agreement. LICENSEE, and its affiliates, successors and assigns and sublicensees (each, an "Indemnifying Party"), each hereby indemnify and agree to hold harmless LICENSOR and its shareholders, officers, directors, agents and employees (each, an "Indemnified Party"), against any liability, damage, loss, fine, penalty, claim, cost or expense (including costs of investigation and settlement and attorneys', accountants' and other experts' fees and expenses) arising out of any action or inaction by any Indemnifying Party relating to this Agreement including an Indemnifying Party's manufacture, sale, use, lease or other disposition of Licensed Products and related materials, or other use of the information and rights granted hereunder. If any claim, action or proceeding is made or brought with respect to which indemnification may be sought by an Indemnified Party from an Indemnifying Party, the Indemnifying Party shall promptly notify the Indemnifying Party in writing (but the failure to give such notice shall not effect the Indemnifying Party's obligations hereunder or otherwise, unless and only to the extent that the Indemnifying Party demonstrates that the defense of such action or proceeding was materially prejudiced by such failure) and the Indemnifying Party shall assume the defense thereof, except that the Indemnifying Party may not assume any such defense where any patent or other intellectual property right of LICENSOR is or may be challenged or contested. Any inspection of LICENSEE's operations by LICENSOR or its representatives shall in no way impose any liability on LICENSOR or reduce the responsibilities of LICENSEE hereunder or relieve it from any of its obligations and warranties under this Agreement.

   9.  Purchase of Materials and Components from Others.   By
virtue of the disclosure of Technical Information and training provided from time to time by LICENSOR to LICENSEE and to its other licensees, and each of their sublicensees and affiliates, any component of a Light Valve, including, without limitation, suspensions, films, polymers and particles (each, a "Component"), which LICENSEE or its sublicensees makes, has made for it, or purchases from any third party shall be deemed to have been manufactured at least in part using the Technical Information provided by LICENSOR. LICENSEE and its sublicensees each hereby agrees that (i) all Components shall be used only in strict accordance with the provisions of this Agreement, and that such Components may not be used for any other purpose or resold by LICENSEE or its sublicensees except as specifically permitted by the license granted in Section 4(a) hereof as an integral part of a Licensed Product, and (ii) LICENSEE and its sublicensees will only look to the manufacturer or supplier of such Component and not to LICENSOR or its affiliates for any claims, warranty, or liability relating to such Component.

   10. Improvements and Modifications. If LICENSOR makes any improvements or modifications which are invented or developed by or on behalf of LICENSOR after the Effective Date of this Agreement and on or before [Confidential Information Omitted and filed separately with the Securities and Exchange Commission], and which relate in any way to or are useful in the design, operation, manufacture and assembly of Licensed Products, such improvements and modifications shall be automatically included, for Licensed Products only, in the rights and licenses granted pursuant to Section 4(a), and any patents and/or patent applications relating thereto shall automatically be added to Schedule A hereof. Any other future improvements or modifications invented or developed by or on behalf of LICENSEE, LICENSEE's sublicensees and LICENSOR after the Effective Date of this Agreement, if any, which relate in any way to or are useful in the design, operation, manufacture and assembly of Licensed Products and/or to the suspensions or other components used or usable in Licensed Products shall not be included in this Agreement. During the term of this Agreement each of the parties hereto agrees to inform the other in writing on a non-confidential basis, at least as frequently as once a year in January of each calendar year, if any significant improvements or modifications have been made relating to the subject matter of this Agreement, and as to the general nature of any such improvements and modifications. Subject to the first sentence of this Section 10, upon written request by the non-inventing party, LICENSOR and LICENSEE shall negotiate with each other regarding the grant of nonexclusive rights and licenses to use such improvements and modifications, but neither party shall be obligated to grant such rights and licenses to one another. In addition to the foregoing, LICENSOR may, but shall not be required to, voluntarily and without additional cost to LICENSEE disclose certain information relating to future improvements and modifications and license to LICENSEE rights in such certain future improvements and modifications. Any information disclosed by LICENSOR hereunder will be considered Technical Information which LICENSEE shall be obligated to keep confidential pursuant to Section 3 of this Agreement. In connection therewith, LICENSOR may voluntarily add patents and/or patent applications to Schedule A hereof. No disclosure of any information by LICENSOR shall in any way establish a course of dealing or otherwise require LICENSOR to make any future disclosure of information under this Agreement. If this Agreement is terminated for any reason without LICENSEE having successfully commercialized Licensed
Products, LICENSEE hereby grants to LICENSOR as of such termination date, a nonexclusive, royalty-free, irrevocable, worldwide license with the right to grant sublicenses to others to utilize all technical and other information which is then in the possession of LICENSOR heretofore or hereafter developed or invented by or on behalf of LICENSEE and/or its sublicensees, subcontractors, or agents hereunder relating to, or usable in connection with, Light Valves or Licensed Products. The foregoing license shall be self-effectuating, but LICENSEE agrees upon written notice by LICENSOR at any time hereafter to deliver to LICENSOR within 30 days of such notice any document or other instrument reasonably requested by LICENSOR to convey such rights to LICENSOR such as, by way of example, confirmations or instruments of conveyance or assignment.

   11.  Foreign Patent Applications.  During the term of this
Agreement, LICENSEE shall have the right to designate that any patent application now or hereafter listed on or incorporated into Schedule A shall be filed or maintained in any foreign country. If so designated and if legally possible to do so, LICENSOR agrees to promptly file, prosecute and maintain such applications and resulting patents, and LICENSEE shall pay to LICENSOR the complete cost, including reasonable attorney's fees, to file, prosecute and maintain any such patent application and resulting patents.

   12. Term. (a) The term of this Agreement shall extend from the Effective Date of this Agreement to the date of termination of this Agreement. Unless sooner terminated or extended, as herein provided for below, this Agreement shall terminate upon the expiration of the later of
(A) the last to expire of the patents now or hereafter listed in Schedule A hereof, and (B) the expiration of the period in which LICENSEE is obligated to maintain confidential Technical Information of LICENSOR pursuant to Section 3 hereof. During such period, LICENSEE shall continue to pay royalties under Section 4(b).

   (b) LICENSEE may terminate this Agreement effective as of December 31, 1998 or as of any anniversary thereof by giving LICENSOR prior notice thereof unless sooner terminated as hereinafter provided. Such notice shall be made in writing and shall be given between 30 and 90 days prior to the effective date for which such termination is to be effective. If LICENSEE decides to terminate this Agreement for any reason, LICENSEE shall provide LICENSOR, along with the aforementioned notice of termination, with a written report describing the reasons for such termination.

   (c) LICENSEE may elect, by providing LICENSOR with written notice of such election, to convert, effective as of January 1, 2003 or as of any anniversary thereof, the rights and licenses granted under Section 4(a) hereof to be non-exclusive rights and licenses. Such notice shall be made in writing and shall be given between 30 and 90 days prior to the effective date for which such conversion is to be effective. LICENSOR may convert, effective as of January 1, 2003 or as of any anniversary thereof, the rights and licenses granted under Section 4(a) hereof to be non-exclusive rights and licenses, by at least 30 days' prior notice by LICENSOR to LICENSEE if LICENSEE has not reported to LICENSOR pursuant to Section 4(b)(1) hereof that for the 12-month period ending
June 30, 2002 that the Net Selling Price of Licensed Products was at least [Confidential Information Omitted and filed separately with the Securities and Exchange Commission].

   (d) LICENSOR may terminate this Agreement at any time upon 30 days notice if LICENSEE shall at any time breach any material term of this Agreement, including, without limitation, a default in the payment of any monies due in accordance with this Agreement and such breach shall not be cured within such 30-day period or repeatedly provide inaccurate reports hereunder.

   13. Effect of Termination. If this Agreement expires or is terminated for any reason whatsoever, in addition to any other remedies which one party may have against the other, all of LICENSEE's rights and licenses under this Agreement shall cease, and LICENSEE shall immediately return to LICENSOR all Technical Information furnished to LICENSEE under this Agreement, together with all reproductions, copies and summaries thereof; provided, however, that LICENSEE may retain solely for archival purposes one copy of all such documents in its legal department files. No termination of this Agreement by expiration or otherwise shall release LICENSEE or LICENSOR from any of its continuing obligations hereunder, if any, or limit, in any way any other remedy one party may have against the other party. Notwithstanding the foregoing, LICENSEE's obligations to LICENSOR under Sections 2, 3,
5, 7, 8, 9, 10, 13, 17 and the reporting requirements of Section 4(b)(1) hereof shall survive any termination of this Agreement.

   14. Trademarks. All trademarks or service marks that either party may adopt and use for Light Valves or other products incorporating Light Valves are and shall remain the exclusive property of the adopting party, and the other party shall not obtain any rights and license to such marks under this Agreement other than the right to inform others that the adopting party has produced products incorporating Light Valves under such mark or marks.

   15. Rights Cumulative; Waivers. To the extent permitted by law, the parties' rights and remedies under this Agreement shall be cumulative and not exclusive remedies. Any party's exercise, failure to exercise or delay in exercising any right or remedy at any time shall not prevent such party from exercising any other right or remedy or exercising such right or remedy at a later time.

   16. Authority. LICENSOR warrants to LICENSEE that it has the right to convey the rights and licenses granted by this Agreement. Each party warrants to the other that it has the authority to enter into this Agreement and to consummate the transactions contemplated hereby, and that no consent from any third party, including any governmental agency, is required.

   17. Miscellaneous. The status of the parties under this Agreement shall be solely that of independent contractors. No party shall have the right to enter into any agreements on behalf of the other party nor shall it represent to any person that it has such right or authority. This Agreement shall be binding on and shall inure to the benefit of the parties and their successors and assigns. However, LICENSEE agrees that it shall not assign this Agreement or its rights hereunder without the prior written consent of LICENSOR. Upon thirty days prior notice to LICENSEE, LICENSOR may assign all of its rights and obligations hereunder to any successor to any of its business interests or to any company controlling or controlled by LICENSOR. This Agreement shall be construed and enforced in accordance with and governed by the laws of the State of New York, and LICENSOR and LICENSEE hereby submit to the exclusive jurisdiction of the state or federal courts located in the County of Nassau and State of New York for such purposes. No modification of this Agreement shall be effective unless such modification or amendment shall be in writing and signed by the parties; provided, however, that either party may unilaterally waive in writing any provision imposing an obligation on the other. All notices shall be effective upon receipt and shall be sent in writing to a signatory of this Agreement at its address given above or to any other address or person that the party may designate by notice. The section headings of this Agreement are included herein for convenience and shall not be considered in construing this Agreement. The parties may sign this Agreement in any number of counterparts, each of which shall be deemed an original, and all of which, when taken together, shall constitute one and the same agreement. The foregoing contains all of the understandings of the parties relating to this Agreement, and cancels and supersedes all prior understandings and agreements between the parties with respect thereto.

   IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed on the date hereinafter set forth by their proper officers duly authorized.

                       RESEARCH FRONTIERS INCORPORATED

                       By:       /s/ Robert L. Saxe
                            Robert L. Saxe, President
                            Date: August 8, 1997

                       ORCOLITE

                       By:     /s/ Paul Michaelson

                            Paul Michelson, President
                            Date:  July 31, 1997

                                 Schedule A
                           (As of June 30, 1997)

                         LIST OF UNITED STATES AND
                              FOREIGN PATENTS
                          AND PATENT APPLICATIONS

Patents in the United States                                   Issued Date

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

4,270,841                   Robert L. Saxe
                 "Light Valve Containing Suspension of
                  Perhalide of Alkaloid Acid Salt"            6/02/81 10/31/98

4,273,422                   Robert L. Saxe
                 "Light Valve Containing Liquid
                   Suspension Including Polymer
                      Stabilizing System"                     6/16/81   3/5/99

4,407,565                   Robert L. Saxe
                 "Light Valve Suspension Containing
                         Fluorocarbon Liquid"                10/04/83  1/16/01

4,422,963                   Robert I. Thompson et al
                  "Improved Light Polarizing Materials
                        and Suspension Thereof"              12/27/83 12/27/00

4,772,103                   Robert L. Saxe
                  "Light Valve Containing an Improved
                    Suspension,and Liquids Therefor"          9/20/88   8/8/06

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

5,516,463                   Joseph A. Check III et al
                    "Method of Making Light Polarizing
                        Particles" (JDR-106)                 05/14/96  7/08/14

                          PENDING APPLICATIONS

Serial Number                                                  Filing Date

[Confidential Information Omitted and filed separately with the Securities and Exchange Commission]

                                  Schedule B

                                 DEFINITIONS

"Licensed Product" means a Light Valve (as defined below) used or intended for use as, or as part of, eyewear (including sunglasses, prescription and non-prescription eyeglasses, and sports goggles such as, but not limited to, ski goggles). The term "Licensed Product" shall not include any other Light Valves including, without limitation thereto, Light Valves used or intended for use as or as part of (a) architectural windows, (b) windows for marine and submarine vehicles, space craft and space-stations, (c) other kinds of windows for transportation vehicles such as side windows,windshields, sunroofs, hatchback windows, or rear windows, (d) other products used in transportation vehicles such as sun visors and interior and exterior mirrors, or (e) in any other non-window product such as but not limited to displays, mirrors, toys,or filters for scientific instruments, lamps or contrast enhancement of displays. The term "display" means any device for displaying letters, numbers, images or other indicia, patterns or information.

"Light Valve" means a variable light transmission device comprising: a cell including cell walls, containing or adapted to contain an activatable material (which may be in the form of a film or suspension) such that a change in the optical characteristics of the activatable material affects the characteristics of light absorbed by, transmitted through and/or reflected from the cell; means incorporated in or on the cell, or separate therefrom for applying an electric or magnetic field to the activatable material within the cell; and coatings, (including, but not limited to, electrodes), spacers, seals,electrical and/or electronic components, and other elements incorporated in or on the cell. The activatable material, which the cell contains or is adapted to contain, includes in it solid suspended particles, which when subjected to a suitable electric or magnetic field, orient to produce a change in the optical characteristics of the activatable material.

The "Net Selling Price" of Licensed Products on which royalties are payable shall be the genuine selling price of LICENSEE and its sublicensees hereunder (including amounts charged for any wiring, installation, and related services provided by LICENSEE and its sublicensees hereunder) f.o.b. factory at which nonaffiliated customers are billed in the usual course of business for Licensed Products, as packed for shipment to the customer, reduced only by the applicable proportions of the following if, and to the extent that, amounts in respect thereof are reflected in such selling price: (i) normal trade discounts actually allowed; (ii) sales, use or excise and added value taxes and custom duties paid; (iii) if the genuine selling price is other than f.o.b. factory, amounts paid for f.o.b. transportation of Licensed Products to the customer's premises or place of installation or delivery; (iv) the cost to LICENSEE or its sublicensees hereunder of any part or component included in Licensed Products which is purchased directly from LICENSOR; (v) insurance costs and the costs of packing material, boxes, cartons and crates required for shipping; provided, however, that the Net Selling Price of a Licensed Product may not be less than 90% of the gross selling price of said Licensed Product after all deductions therefrom excluding materials purchased by LICENSEE from LICENSOR pursuant to subsection (iv) hereof, if any. If a Licensed Product is leased, sold, used or to otherwise disposed of on terms not involving a bona fide arm's length sale to an unaffiliated third party, then the Net Selling Price for such transactions shall be deemed to be the Net Selling Price as defined above for identical products sold to a nonaffiliated customer nearest to the date of such lease, sale, use, or other disposition. If a Licensed
Product is sold in combination with other products or as a part or component of another product and a single selling price is billed for such combination product, the Net Selling Price for the computation of royalties payable hereunder on such Licensed Product shall be equal to the product of the single selling price for such combination product (reduced as may be permitted by subsections (i-v) above) times the actual cost of manufacturing such Licensed Product divided by the actual cost of manufacturing such combination product.

"Technical Information" means all useful information relating to apparatus, methods, processes, practices, formulas, techniques, procedures, patterns, ingredients, designs and the like including (by way of example) drawings, written recitations of data, specifications, parts, lists, assembly procedures, operating and maintenance manuals, test and other technical reports, know-how of LICENSOR, and the like owned or controlled by LICENSOR, to the extent they exist, that relate to Light Valves, Licensed Products and/or to the suspensions used or usable for Licensed Products or Light Valves and that consist of concepts invented or developed by LICENSOR. Know-how of LICENSOR's suppliers and of LICENSOR's other licensees and their sublicensees under licenses from LICENSOR shall not be considered Technical Information owned or controlled by LICENSOR.