Form 10-K405
period 1997-12-31
RESEARCH FRONTIERS INC
filed 1998-03-27
CIK 793524

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of
                  THE SECURITIES AND EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1997  Commission File Number 1-9399

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

          None

        Securities registered pursuant to Section 12(g) of the Act:
                   Common Stock, $0.0001 Par value
                             (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 25, 1998 there were 10,837,057 shares of Research Frontiers Incorporated common stock outstanding (of which 1,109,348 shares were held, either directly or indirectly, by affiliates of the Company), and the aggregate market value of the common shares (based upon the closing trading price of these shares on NASDAQ on March 25, 1998) held by non-affiliates was approximately $80,861,581. In making this computation, all shares known to be owned by directors and executive officers of the Company and all shares known to be owned by other persons holding in excess of 5% of the Company's common stock have been deemed held by "affiliates" of the Company. Nothing herein shall prejudice the right of the Company or any such person to deny that any such director, executive officer, or stockholder is an "affiliate."

                       Exhibit Index at pages 14-17

                              PART I

ITEM 1.  BUSINESS

General

     Research Frontiers Incorporated (the "Company") was incorporated in New York in 1965 and reincorporated in Delaware in 1989. Since its inception, the Company has primarily engaged in the development and licensing of suspended particle technology and devices to control the transmission of light. Such suspended particle devices, often referred to as "SPDs" or "light valves" use a suspension of microscopic particles that is either in the form of a liquid suspension or a film, which is usually enclosed between two glass or plastic plates having transparent, electrically conductive coatings on the facing surfaces thereof. At least one of the two plates is transparent. When an electrical voltage is applied, the microscopic particles are aligned, thereby permitting a range of transparency within which light transmission can be rapidly varied to any degree desired depending upon the voltage applied. The first light valve of this type was invented by Dr. Edwin Land of Polaroid Corporation in 1934. Since its incorporation the Company has developed its own technology embodied in patents, trade secrets and know how. Light valves using the Company's proprietary suspensions and related technology may have wide commercial applications in devices of many types where variable light transmission is desired, such as "smart" windows, variable light transmission eyewear and goggles, self-dimmable automotive sunroofs, sun visors and mirrors, and flat panel information displays for use in computers, televisions, telephones and other electronic instruments.

     The Company expects to compete against various technologies that are currently being used commercially. In particular, the Company expects to compete on the basis of the performance characteristics of its products with liquid crystal displays ("LCDs"). An LCD is generally similar in construction to an SPD display, but instead of a liquid or film suspension, utilizes an organic material called a liquid crystal which, although comprised of molecules that flow like a liquid, has some of the characteristics of solid crystals. Like SPD displays, LCDs are "passive" devices which do not generate light, but merely reflect or modulate existing light. The market for flat panel LCDs estimated by others was approximately $15 billion for 1997. The Company believes that some of its licensees may begin to challenge liquid crystal displays with SPDs for part of the LCD market during the next several years.

     The Company believes that its SPD light valves and related technology have significant advantages over existing display devices and related technology. In comparison to existing twisted nematic type LCDs, the Company's SPD displays are believed to have (i) higher contrast and brightness, (ii) lower estimated production costs, (iii) a less complex fabrication procedure, (iv) a wider angle of view, (v) the ability to function over a wider temperature range, (vi) the ability to make displays without using sheet polarizers or alignment layers, and (vii) lower light loss and a corresponding reduction in backlighting requirements. With respect to other types of displays which emit their own light, such as light-emitting diodes (LEDs) and cathode ray tubes (CRTs), the Company's SPD light valves should have the advantages of lower power consumption and make possible larger displays that are easier to read in bright light.

     The Company also believes that its SPD light valve technology will have certain performance advantages over other technologies for so-called "smart windows," windows which electrically vary the amount of light passing through them, and automatically self-dimmable automotive rear-view mirrors.

     Variable light transmission technologies can be classified into two basic types: "smart" technologies that can be controlled electrically by the user either automatically or manually, and passive technologies that can only react to ambient environmental conditions. One type of passive variable light transmission technology is photochromic technology; such devices change their level of transparency in reaction to external radiation. As compared to photochromic technology, the Company's technology permits the user to adjust the amount of light passing through the viewing area of the device rather than merely reacting to external radiation. In addition, the reaction time necessary to change from light to dark with SPDs is almost instantaneous, as compared to the much slower reaction time for photochromic devices. Unlike SPD technology, photochromic technology does not function well at the high end of the temperature range in which smart windows are normally expected to operate.

     The second category of variable light transmission window technology comprises user-controllable "smart" technologies: These "smart" technologies include electrochromic technology, liquid crystal technology, and the Company's SPD technology.

     Electrochromic Technology: When compared to electrochromic windows and rear-view mirrors, which use a direct current voltage to alter the molecular structure of electrochromic materials (which can be in the form of either a liquid, gel or solid film) causing the material to darken, SPDs have numerous potential performance, manufacturing and cost advantages. In comparing the Company's SPD light valves to electrochromic technologies, SPDs are expected to have some or all of the following advantages: (i) faster response time, (ii) lower estimated costs,
(iii) more reliable performance over a wider temperature range, (iv) capability of achieving darker off-states, (v) lower current drain, (vi) higher estimated battery life in applications where batteries are used, and (vii) no "iris effect" (where light transmission changes first occur at the outer edges of a window or mirror and then work their way toward the center) when changing from clear to dark and back again.

     Liquid Crystal Technology: To date, the main types of liquid crystal smart windows have been produced by Taliq Corp. (a subsidiary of Raychem Corp. which has since discontinued its operations and licensed its technology to others), Polytronix, Inc. and 3M. These windows are very expensive (having an estimated installed cost of about $85-100 per square foot), and only change from a cloudy opaque milky-white to a hazy clear state, with no useful intermediate states. As compared to liquid crystal windows, SPD smart windows should be less expensive to produce, could be viewed at wide angles without a light scattering haze effect when activated, would operate over a wider temperature range, and would permit an infinite number of intermediate states between a transparent state with no visible haze to a dark blue state.

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

     On March 25, 1998, the Company had eleven full-time employees, six of whom are technical personnel, and five of whom perform legal, marketing, investor relations, and administrative functions. The success of the Company is dependent on, among other things, the services of its senior management, the loss of whose services could have a material adverse effect upon the prospects of the Company.

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


Licensee or Optionee          Products Covered                       Territory

General Electric Company      SPD film for other licensees and       Worldwide
                              prospective licensees

Glaverbel, S.A.               Automotive vehicle rear-view mirrors,  Worldwide
                              transportation vehicle sun visors, (except  Korea
                              and architectural windows           for windows)

Hankuk Glass Industries Inc.  Broad range of SPD light control       Worldwide
                              products including windows, flat
                              panel displays, automotive vehicle
                              rear-view mirrors, sun visors, and
                              sunroofs; SPD film for licensees
                              and prospective licensees

Japan Steel Works Ltd. and    Windows                                 Japan
Central Glass Company Ltd.

Material Sciences Corp.       Architectural and automotive windows,   Worldwide
                              SPD film for other licensees, prospective licensees and architectural and automotive window companies

Orcolite, a Unit of Monsanto  Eyewear                                 Worldwide

Saint Gobain Vitrage, S.A.    Architectural Windows                   Worldwide
                                                                   (except Korea
                                                              and South America)

Sanyo Electric Co., Ltd.      Flat panel displays                     Worldwide

Licenses generally provide for a 3-10% royalty on the sale of licensed products and may provide for minimum annual royalties. The Company's license agreements typically allow the licensee to terminate the license after some period of time, and give the Company only limited rights to terminate prior to their expiration. The license granted to Hankuk is exclusive within Korea for certain applications through December 2004. Orcolite's license for eyewear is exclusive during the term of the license.

     While the Company believes based upon the status of current negotiations that additional license agreements with third parties will be entered into, there can be no assurance that any such additional license agreements will be consummated, or that any licensee of the Company will produce or sell commercial products using the Company's technology.

     The Company plans to continue to exploit its SPD light valve technology by entering into additional license agreements with end-product manufacturers such as manufacturers of flat glass, flat panel displays, automotive products, and with other interested companies who may wish to acquire rights to manufacture and sell the Company's proprietary liquid suspensions and films. The Company's plans also call for further development of its SPD light valve technology and the provision of additional technological assistance to its licensees to develop commercially viable products. The Company cannot predict when or if new license agreements will be entered into or if commercial products will result from its existing or future licenses because of the risks inherent in the developmental process and because commercialization is dependent upon the efforts of its licensees as well as on the continuing research and development efforts of the Company. To date, no licensed products have been sold under any of the Company's license agreements.

Research and Development

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

     The Company has devoted most of the resources it has heretofore expended to research and development activities with the goal of producing commercially viable light valves and already has developed working prototypes of its SPD light valves for several different applications including smart windows, eyewear, mirrors and flat panel displays. The Company expended approximately $1,831,000, $1,712,000, and $1,410,000 during the years ended December 31, 1997, 1996, and 1995, respectively, for research and development. The Company plans to engage in substantial continuing research and development activities. Six of the Company's eleven full-time employees are principally engaged in the Company's research and development activities. The Company's main goals in its research and development are (i) developing suspensions that change their light transmission with greater speed, (ii) increasing the light transmission range obtainable from the Company's suspensions, (iii) developing particles to be used in the suspensions that absorb different wavelengths of light so that liquid suspensions and film light valves can be produced with a variety of off-state colors, (iv) reducing the voltage required to operate SPDs, and (v) obtaining data relating to the environmental stability and longevity of the Company's liquid suspensions and films.

Patents and Proprietary Information

     The Company has 20 United States patents in force. Three United States patent applications are pending. The Company's United States patents expire at various dates from 1998 through 2015. The Company has approximately 29 issued patents and a substantial number of patent applications pending in foreign countries. The Company's foreign patents expire at various dates from 1998 through 2015. The Company believes that its SPD light valve technology is adequately protected by its patent position and by its proprietary technological know-how. However, the validity of the Company's patents has never been contested in any litigation. To a lesser extent, the Company relies on trade secrets and nondisclosure agreements to protect its technology. The Company generally requires any employee, consultant, or licensee having access to its confidential information to execute an agreement whereby such person agrees to keep such information confidential.

Rights Plan

     In February 1993, the Company's Board of Directors adopted a Stockholders' Rights Plan and declared a dividend distribution of one Right for each outstanding share of Company common stock to stockholders of record at the close of business on April 12, 1993. If a person or group has acquired beneficial ownership of, or commences a tender or exchange offer for, 20% or more of the Company's common stock, unless redeemed by the Company's Board of Directors, each Right entitles the holder (other than the acquiring person) to purchase from the Company $90 worth of common stock for $45. If the Company is merged into, or 50% or more of its assets or earning power is sold to, the acquiring company, the Rights will also enable the holder (other than the acquiring person) to purchase $90 worth of common stock of the acquiring company for $45. The Rights will expire at the close of business on February 16, 2003, unless earlier redeemed by the Company at a price of $.0000424 per Right. The Rights are not exercisable during the time when they are redeemable by the Company.
The above description highlights some of the features of the Company's Rights Plan and is not a complete description of the Rights Plan. A more detailed description and a copy of the Rights Plan is available from the Company upon request.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                             PART II

ITEM 5.MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

(a)  Market Information

     (1)  The Company's common stock is traded on the NASDAQ
National Market. As of March 25, 1998, there were10,837,057 shares of common stock outstanding.

     (2) The following table sets forth the range of the high and low selling prices (as provided by the National Association of Securities Dealers) of the Company's common stock for each quarterly period within the past two fiscal years:

          Quarter Ended                 Low           High
          March 31, 1996               8.500          11.000
          June 30, 1996                7.250          11.750
          September 30, 1996           7.000          10.625
          December 31, 1996            7.000           9.500
          March 31, 1997               5.625           9.875
          June 30, 1997                4.875           7.875
          September 30, 1997           5.875          11.625
          December 31, 1997            7.0625         10.125

These quotations may reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

(b)  Approximate Number of Security Holders

     As of March 25, 1998, there were 616 holders of record of the
Company's common stock.   The Company estimates that there are over
6,000 beneficial holders of the Company's common stock.

(c)  Dividends

     The Company did not pay dividends on its common stock in 1997 and does not expect to pay any cash dividends in the foreseeable future. There are no restrictions on the payment of dividends.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected data regarding the Company's operating results and financial position. The data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto, all of which are contained in this Annual Report on Form 10-K.

                                          Year ended December 31,

                             1997        1996       1995      1994      1993
Statement of Operations Data:
Fee income              $   60,000 $    50,000 $    1,500   $574,965 $  206,607
Operating expenses       1,884,038   1,226,410  1,226,691  1,325,761  1,005,107
Research and development 1,831,397   1,711,634  1,410,443  1,395,942  1,300,726
                         3,715,435   2,938,044  2,637,134  2,721,703  2,305,833
Operating loss          (3,655,435) (2,888,044)(2,635,634)(2,146,738)(2,099,226)
Net investment income
 (loss)(1)                 425,990     413,206   (283,088)  (776,970)   281,931
Net loss                (3,229,445) (2,474,838)(2,918,722)(2,923,708)(1,817,295)
Basic and diluted net
 loss per common share(2)     (.32)       (.25)      (.32)      (.33)      (.24)
Dividends per share             --          --         --         --         --

                                               As of December 31,

                             1997        1996     1995       1994      1993

Balance Sheet Data:
Total current assets      $9,728,285 $8,193,639 $9,871,002 $7,232,454 $9,883,504
Total assets              10,033,663  8,425,141 10,026,113  7,425,278 10,047,596
Long-term debt, including
  accrued interest                --         --         --         --         --
Total shareholders' equity 9,621,979  8,216,847  9,783,060  7,234,613  8,103,776

(1) Net investment income (loss) for 1997, 1996 and 1995 is net of $68,810, $211,360 and $7,073, respectively, of interest income received from officers of the Company upon payment of notes receivable, and ($6,382), $1,174,643, and ($268,100), respectively of unrealized gain (loss) on investments.

(2) Per share figures have been adjusted to give effect to the three-for-two stock split payable in the form of a 50% common stock dividend paid by the Company on July 15, 1993 and the five-for-four stock split payable in the form of a 25% common stock dividend paid by the Company on February 15, 1994.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Year ended December 31, 1997 Compared to the Year ended December 31, 1996

     The Company earned $60,000 in fee income for the year ended
December 31, 1997 compared to $50,000 for the year ended December 31, 1996.

     Operating expenses increased to $1,884,038 for the year ended
December 31, 1997 from $1,226,410 for the year ended December 31,
1996. This was primarily the result of increased public relations, payroll, insurance, travel, and depreciation expenses as well as increased listing fees in connection with the Company's initial listing on the Nasdaq National
Market System, and non-cash expenses associated with the exercise of certain stock options and with the issuance of certain warrants.

     Research and development expenditures increased to $1,831,397 for the year ended December 31, 1997 from $1,711,634 for the year ended December 31, 1996, primarily as a result of increased research-related consulting expenses, costs for materials, depreciation expenses relating to laboratory equipment, and salary expenses relating to the hiring of two new scientists by the Company, offset somewhat by decreased costs related to patents and outside consultants. Management estimates that research and development costs for 1998 will reflect a modest increase over 1997 levels. Such costs, however, cannot be predicted with any significant degree of accuracy since they will be based on future staffing levels, which in turn will be dependent upon new developments and the degree of support necessary to assist existing and prospective licensees.

     The Company's net gain from its investing activities for the year ended December 31, 1997 was $357,180 as compared to a gain from its investing activities of $201,846 for the year ended December 31, 1996. This improvement reflects the impact of the Company's investment primarily in U.S. Treasury securities during 1997, where in 1996 investment income included the impact of realized losses incurred by the Company on the sale of certain marketable equity securities. The Company intends to continue to invest in U.S. Treasury securities and in other interest-bearing money market funds and bank accounts.

     The net loss was $3,229,445 ($.32 per share) for the year ended December 31, 1997 as compared to $2,474,838 ($.25 per share) for the year ended December 31, 1996. The increase in the net loss was a result of the combined effect of the factors discussed above.

Year ended December 31, 1996 Compared to the Year ended December 31, 1995

     The Company earned $50,000 in fee income for the year ended
December 31, 1996  compared to $1,500 for the year ended December 31, 1995.

     Operating expenses remained essentially the same, being $1,226,410 for the year ended December 31, 1996 and $1,226,691 for the year ended December 31, 1995.

     Research and development expenditures increased to $1,711,634 for the year ended December 31, 1996 from $1,410,443 for the year ended
December 31, 1995, primarily as a result of increased salaries, consultant fees, and related expenses as well as higher costs for materials used in research, and non-cash compensation expenses of $57,031 associated with the exercise of certain stock options. Management estimates that research and development costs for 1997 will reflect a modest increase over 1996 levels. Such costs, however, cannot be predicted with any significant degree of accuracy since they will be based on future staffing levels, which in turn will be dependent upon new developments and the degree of support necessary to assist existing and prospective licensees.

     The Company's net gain from its investing activities for the year ended December 31, 1996 was $201,846, as compared to a net loss from its investing activities of $290,161 for the year ended December 31, 1995. This improvement was a result of higher interest income and a reduction in realized and unrealized losses incurred by the Company on its investments in 1996. The Company invested the proceeds from all sales of marketable equity securities in short-term U.S. Treasury securities. In addition, the Company recorded $211,360 of interest income from the repayment of a note receivable from one of its officers.

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

Financial Condition, Liquidity and Capital Resources

     The Company's cash and marketable investment securities balance increased by $1,547,548 from $8,109,323 at December 31, 1996 to $9,656,871 at December 31, 1997. This increase was primarily due to the sale aggregating $5,857,791 of newly issued common stock to institutional investors ($475,004 net of expenses), issuance of a redeemable prepaid warrant ($4,626,985 net of expenses), and from the exercise of options and warrants ($755,802), partially offset by the Company's net loss of $3,229,445 and the increase in notes receivable from officers of $1,390,000 (before repayment of $592,353 in principal and $68,810 in interest by the recipients of these loans). At December 31, 1997, the Company had working capital of $9,316,601 and its shareholders' equity was $9,621,979. The proceeds from these equity transactions have been invested by the Company in U.S. Treasury securities and interest-bearing money market funds and bank accounts.

     Notes receivable from officers increased by approximately $797,647 during 1997. This was a result of new loans made by the Company to three of its officers which were offset by the repayment by the Company's President of an outstanding note receivable, including $68,810 in accumulated interest thereon. During 1997, the Company received $94,362 in cash from the Company's President, and $6,176 in cash from the Company's Executive Vice President in partial payments of loans, including interest, made to these officers. Additional loan repayments were made through the transfer to the Company of 60,000 shares of the Company's common stock held by the President, which shares were subsequently retired by the Company. Loans to officers are fully secured by collateral.

     Also, during 1997, the Company received $109,340 in cash from the Company's President pursuant to the exercise of stock options.

     The Company expects to use its cash and the proceeds from maturities of its investments to fund its research and development of SPD light valves and for other working capital purposes. The Company's working capital and capital requirements depend upon numerous factors, including the results of research and development activities, competitive and technological developments, the timing and cost of patent filings, and the development of new licensees and changes in the Company's relationships with its existing licensees. The degree of dependence of the Company's working capital requirements on each of the foregoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements; the addition of new licensees may provide additional working capital or working capital requirements, and changes in relationships with existing licensees would have a favorable or negative impact depending upon the nature of such changes. Based upon existing levels of expenditures, assumed ten percent annual increases therein, existing cash reserves and budgeted revenues, the Company believes that it would not require additional funding for at least the next three years. There can be no assurance that expenditures will not exceed the anticipated amounts or that additional financing, if required, will be available when needed or, if available, that its terms will be favorable or acceptable to the Company. Eventual success of the Company and generation of positive cash flow will be dependent upon the commercialization of products using the Company's technology by the Company's licensees and payments of continuing royalties on account thereof.

     The Year 2000 issue is a result of many computer programs using only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century.  If not correct, many computer applications could fail
or create erroneous results by or at the Year 2000.   The Company is aware
of the issues associated with the programming code in existing computer systems as the millennium (year 2000) approaches. Although there cannot be absolute assurance, the Company has considered the impact of Year
2000 issues on its internal computer systems and applications and believes that they are Year 2000 compliant.

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

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                             PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Commission on or before April 30, 1998, in connection with the Company's Annual Meeting of Stockholders scheduled to be held on June
11, 1998.

ITEM 11.   EXECUTIVE COMPENSATION

     The information required by this Item 11 is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Commission on or before April 30, 1998, in connection with the Company's Annual Meeting of Shareholders scheduled to be held on June
11, 1998. Notwithstanding anything to the contrary set forth herein or in any of the Company's past or future filings with the Securities and Exchange Commission that might incorporate by reference the Company's definitive Proxy Statement, in whole or in part, the report of the compensation committee and the stock price performance graph contained in such definitive Proxy Statement shall not be incorporated by reference into this Annual Report on Form 10-K or in any other such filings.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The information required by this Item 12 is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Commission on or before April 30, 1998, in connection with the Company's Annual Meeting of Stockholders scheduled to be held on June
11, 1998.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Commission on or before April 30, 1998, in connection with the Company's Annual Meeting of Stockholders scheduled to be held on June
11, 1998.

                             PART IV

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

Independent Auditors' Report . . . . . . . . . . . . . . . . . . . .         F-1

Financial Statements:

    Balance Sheets,
         December 31, 1997 and 1996. . . . . . . . . . . . . . . . .         F-2

    Statements of Operations,
         Years ended December 31, 1997, 1996 and 1995. . . . . . . .         F-3

    Statements of Shareholders' Equity,
         Years ended December 31, 1997, 1996 and 1995. . . . . . . .         F-4

    Statements of Cash Flows,
         Years ended December 31, 1997, 1996 and 1995. . . . . . . .         F-5

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

        10.1*   Amended and Restated Employment Contract effective January
        1, 1989 between the Company and Robert L. Saxe. Previously filed as an Exhibit to the Company's Annual Report on Form 10-
        K for the fiscal year ended December 31, 1993 and incorporated herein by reference.

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

        10.5.2 Second Amendment to Lease dated March 11, 1994 between the Company and Industrial and Research Associates Co. Previously filed as an exhibit to the Company's Annual Report on Form 10-
        K for the fiscal year ended December 31, 1993 and incorporated herein by reference.

        10.6 License Agreement dated February 16, 1989 among the Company, the Japan Steel Works, Ltd. and the Central Glass Company, Ltd. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988 and incorporated herein by reference.

        10.7 Option Agreement effective as of June 1, 1994 between the Company and Saint-Gobain Vitrage International SA (now known as Saint-Gobain Vitrage SA). Previously filed as an Exhibit to the Company's Current Report on Form 8-K dated
        June 9, 1994 and incorporated herein by reference.

        10.8 License Agreement effective as of February 17, 1995 between the Company and Sanyo Electric Co., Ltd. Previously filed as an
        Exhibit to the Company's Current Report on Form 8-K/A dated
        April 17, 1995 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

        10.9 License Agreement effective as of August 2, 1995 between the Company and General Electric Company. Previously filed as an Exhibit to the Company's Current Report on Form 8-K dated
        August 2, 1995 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

        10.10 License Agreement effective as of April 29, 1996 between the Company and Glaverbel, S.A. Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

        10.11 License Agreement effective as of January 18, 1997 between the Company and Material Sciences Corporation. Previously filed as an Exhibit to the Company's Current Report on Form 8-K dated March 3, 1997 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

        10.12 License Agreement effective as of March 31, 1997 between the Company and Hankuk Glass Industries, Inc. Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

        10.13 License Agreement effective as of August 8, 1997 between the Company and Orcolite, a Unit of Monsanto Company.
        Previously filed as an Exhibit to the Company's Quarterly
        Report on Form 10-Q for the fiscal quarter ended September 30, 1997 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

21      Subsidiaries of the Registrant - None

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

Dated:  March 25, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                     Position            Date

/s/Robert M. Budin            Director            March 25, 1998
Robert M. Budin

/s/Bernard D. Gold            Director            March 25, 1998
Bernard D. Gold

/s/Joseph M. Harary           Director            March 25, 1998
Joseph M. Harary

/s/Robert L. Saxe             Director, President March 25, 1998
Robert L. Saxe                  and Treasurer


                   Independent Auditors' Report



The Stockholders and Board of Directors
Research Frontiers Incorporated:


We have audited the accompanying balance sheets of Research Frontiers Incorporated as of December 31, 1997 and 1996, and the related statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Research Frontiers Incorporated at December 31, 1997 and 1996 and the results of its operations and cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.


                              /s/ KPMG PEAT MARWICK LLP


Jericho, New York
February 26, 1998




                     RESEARCH FRONTIERS INCORPORATED

                             Balance Sheets

                       December 31, 1997 and 1996

                                Assets                         1997        1996

Current assets:
 Cash and cash equivalents                          $     2,157,687     457,959
 Marketable investment securities-held-to-maturity        7,499,184          --
 Marketable investment securities-trading securities             --   7,651,364
 Accrued interest and dividends receivable                   43,007      65,429
 Prepaid expenses and other current assets                   28,407      18,887
           Total current assets                           9,728,285   8,193,639

Fixed assets, net                                           228,002     167,846
Deposits and other assets                                    77,376      63,656

           Total assets                             $    10,033,663   8,425,141

     Liabilities and Shareholders' Equity

Current liabilities:
 Accounts payable                                       $   114,738      86,590
 Accrued expenses                                           296,946     121,704

                  Total liabilities                         411,684     208,294

Shareholders' equity:
 Common stock, par value $0.0001 per share;
   authorized 100,000,000 shares,issued and
   outstanding 10,342,195 and 10,066,897 shares
   for 1997 and 1996                                          1,034       1,007
 Additional paid-in capital                              34,787,860  29,355,663
 Accumulated deficit                                    (23,739,768)(20,510,323)
                                                         11,049,126   8,846,347

 Notes receivable from officers                          (1,427,147)   (629,500)

       Total shareholders' equity                         9,621,979   8,216,847

Commitments

       Total liabilities and shareholders' equity    $   10,033,663   8,425,141

See accompanying notes to financial statements.




                     RESEARCH FRONTIERS INCORPORATED

                        Statements of Operations

              Years ended December 31, 1997, 1996 and 1995

                                           1997          1996         1995

  Fee income                     $       60,000        50,000        1,500

  Operating expenses                  1,884,038     1,226,410    1,226,691
  Research and development            1,831,397     1,711,634    1,410,443
                                      3,715,435     2,938,044    2,637,134

        Operating loss               (3,655,435)   (2,888,044)  (2,635,634)

  Net investment income (loss)          357,180       201,846     (290,161)
  Interest income on notes
    receivable from officers             68,810       211,360        7,073

        Net loss                 $   (3,229,445)   (2,474,838)  (2,918,722)

  Basic and diluted net loss
       per common share          $        (0.32)        (0.25)       (0.32)

  Weighted average number of
  common shares outstanding          10,201,961     9,924,875    9,196,479

  See accompanying notes to financial statements.

                                     RESEARCH FRONTIERS INCORPORATED
                                   Statements of Shareholders' Equity
                              Years ended December 31, 1997, 1996 and 1995

                                 Common Stock     Additional       Accumulated    Treasury       Notes
                               Shares     Amount  Paid in Capital  Deficit      Stock, at cost   Receivable
Total


Balance, December 31, 1994   9,121,060        912   23,232,108    (15,116,763)              --   (881,644)  7,234,613
Issuance of common stock       755,246         76    5,474,166             --               --          --  5,474,242
Retirement of treasury stock   (45,545)        (5)    (306,712)            --          306,717          --         --
Net loss                            --         --           --     (2,918,722)              --          -- (2,918,722)
Repayment of note by officer        --         --           --             --         (306,717)    299,644     (7,073)

Balance, December 31, 1995   9,830,761   $    983   28,399,562    (18,035,485)              --    (582,000) 9,783,060

Issuance of common stock       305,021         31    1,634,171             --          (85,383)         --  1,548,819
Purchase of treasury stock          --         --           --             --          (78,841)         --    (78,841)
Repayment of note by officer        --         --           --             --         (513,853)    302,500   (211,353)
Retirement of treasury stock   (68,885)        (7)    (678,070)            --          678,077          --         --
Net loss                            --         --           --      (2,474,838)             --          -- (2,474,838)
Loans to officers                   --         --           --              --              --    (350,000)  (350,000)
Balance, December 31, 1996   10,066,89   $  1,007   29,355,663     (20,510,323)             --    (629,500) 8,216,847

Issuance of common stock       352,298         35    1,411,296              --              --          --  1,411,331
Purchase of treasury stock          --         --           --              --        (126,637)         --   (126,637)
Repayment of note by officer        --         --           --              --        (560,629)    592,353     31,724
Retirement of treasury stock   (77,000)        (8)    (687,258)             --         687,266          --         --
Net loss                            --         --           --      (3,229,445)             --          -- (3,229,445)
Loans to officers                   --         --           --              --              --  (1,390,000)(1,390,000)
Net proceeds from issuance of
 redeemable prepaid warrants        --         --    4,626,985              --              --          --  4,626,985
Issuance of warrants
 for services performed             --         --       81,174              --              --          --     81,174

Balance, December 31, 1997  10,342,195  $   1,034   34,787,860     (23,739,768)             --  (1,427,147) 9,621,979


See accompanying notes to financial statements.


                       RESEARCH FRONTIERS INCORPORATED
                           Statements of Cash Flows
                 Years ended December 31, 1997, 1996 and 1995

                                                1997        1996        1995
Cash flows from operating activities:
 Net loss                                   $(3,229,445) (2,474,838) (2,918,722)
 Adjustments to reconcile net loss to
   net cash provided by (used in)
   operating activities:
   Depreciation and amortization                 84,486      45,847      58,178
   Interest income on officer notes receivable   (8,086)   (211,353)     (7,073)
   Unrealized loss (gain) on investments          6,382  (1,174,643)    268,100
   Cashless exercise of options                 133,555     108,357          --
   Expense relating to issuance of warrants
     for services performed                      81,174          --          --
   Changes in assets and liabilities:
     Accrued interest and dividends receivable   22,422      16,993     (21,020)
     Prepaid expenses and other current assets   (9,520)      4,812      (7,851)
     Deposits and other assets                  (13,720)     (5,036)     (4,000)
     Accounts payable and accrued expenses      250,360     (34,759)     52,388
     Investments-trading securities           2,985,170    (539,413)    730,025

   Net cash provided by (used in)
      operating activities                      302,778  (4,264,033) (1,849,975)

Cash flows from investing activities:
 Purchases of held-to-maturity
      treasury securities                    (9,473,722)         --          --
 Proceeds of held-to-maturity
      treasury securities                     6,634,350          --          --
 Purchases of fixed assets                     (144,642)   (117,202)    (16,465)

    Net cash used in investing activities    (2,984,014)   (117,202)    (16,465)

Cash flows from financing activities:
 Loans to officers                           (1,390,000)   (350,000)         --
 Repayment of principal on officer's loans       39,810          --          --
 Proceeds from issuances of common stock 1,230,806 1,440,462 5,474,242 Proceeds from issuance of redeemable
      prepaid warrant, net                    4,626,985          --          --

 Purchase of treasury stock                    (126,637)    (78,841)         --

    Net cash provided by financing activities 4,380,964   1,011,621   5,474,242

Net increase (decrease) in
   cash and cash equivalents                  1,699,728  (3,369,614)  3,607,802
Cash and cash equivalents at beginning of year  457,959   3,827,573     219,771
Cash and cash equivalents at end of year    $ 2,157,687     457,959   3,827,573

Non-cash financing activities:
 Technology acquisition paid in stock        $   46,970          --          --
 Redemption of treasury stock as
  payment for officer's note receivable $ 560,629 513,853 306,717 Market value of stock received
  to exercise options                        $       --      85,383          --

See accompanying notes to financial statements.


                RESEARCH FRONTIERS INCORPORATED

                 Notes to Financial Statements

                December 31, 1997, 1996 and 1995

(1)     Business

Research Frontiers Incorporated (the Company) is primarily engaged in the development and marketing of technology and devices to control the flow of light. Such devices, often referred to as "light valves" or suspended particle devices (SPDs), use a suspension of microscopic particles that is either in the form of a liquid suspension or a film, which is usually enclosed between two glass or plastic plates having transparent, electrically conductive coatings on the facing surfaces thereof. At least one of the two plates is transparent.

The Company has historically utilized its cash and short-term investments to fund its research and development of SPD light valves and for other working capital purposes. The Company's working capital and capital requirements depend upon numerous factors, including the results of research and development activities, competitive and technological developments, the timing and cost of patent filings, and the development of new licensees and changes in the Company's relationships with its existing licensees. The degree of dependence of the Company's working capital requirements on each of the foregoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements; the addition of new licensees may provide additional working capital or working capital requirements, and changes in relationships with existing licensees would have a favorable or negative impact depending upon the nature of such changes. Based upon projected levels of expenditures, revenues and existing cash reserves, the Company believes that it would not require additional funding for at least the next three years. There can be no assurance that expenditures will not exceed the anticipated amounts or that additional financing, if required, will be available when needed or, if available, that its terms will be favorable or acceptable to the Company. Eventual success of the Company and generation of positive cash flow will be dependent upon the commercialization of products using the Company's technology by the Company's licensees and payments of continuing royalties on account thereof.

(2)     Summary of Significant Accounting Policies

   (a)  Cash and Cash Equivalents

The Company considers securities purchased with original maturities of three months or less to be cash equivalents. Cash equivalents consist of short-term investments in money market accounts at December 31, 1997 and 1996.

   (b)  Marketable Investment Securities

The Company accounts for its investments in marketable securities under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investment in Debt and Equity Securities" (Statement 115). As of July 1, 1997 the Company has transferred its marketable securities from classification as trading securities to held-to-maturity securities, as management intends and has the ability to hold such securities until their maturity. In accordance with Statement 115, held-to-maturity securities are recorded at cost and trading securities are recorded at fair value with unrealized holding gains and losses recorded in earnings. Dividend and interest income are recognized when earned. Cost is maintained on a specific identification basis for purposes of determining realized gains and losses on sales of investments.

   (c)  Fixed Assets

Fixed assets are carried at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets.

   (d)  Fee Income

Fee income represents amounts earned by the Company under various license and other agreements (note 9) relating to technology developed by the Company.

   (e)  Basic and Diluted Loss Per Common Share

In February 1997, the Financial Accounting Standards Board issued Statement 128, "Earnings Per Share" (Statement 128). Statement 128 replaces the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share excludes any dilution. It is based upon the weighted average number of common shares outstanding during the period. Dilutive earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Adoption of Statement 128 did not have any effect on the Company's 1997 earnings per share or previously reported earnings per share because all common stock equivalents were antidilutive in those periods.

   (f)  Research and Development Costs

Research and development costs are charged to expense as incurred.

   (g)  Patent Costs

The Company expenses costs relating to the development of patents due to the uncertainty of the recoverability of these items.

   (h)  Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

   (i)  Income Taxes

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

   (j)  Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of cash, accounts payable and accrued liabilities approximate fair value because of the short maturity of those instruments.

The fair value of the long-term notes receivable from officers approximates the carrying value as their stated interest rate, the broker call rate, is similar to other rates currently offered by local brokerage institutions for loans of similar terms to individuals with comparable credit risk.

   (k)  Stock Option Plan

Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense would be recorded on the date of grant only if and to the extent that the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (Statement 123) which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, Statement 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in Statement 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of Statement 123.

    (l)  Reclassifications

Certain reclassifications have been made to the 1996 financial statements to conform to the 1997 presentation.

(3)     Marketable Investment Securities

The fair value of marketable investment securities are based upon quoted market prices. The amortized cost, gross unrealized holding gains and fair value for held-to-maturity and trading securities by major security type at December 31, 1997 and 1996 were as follows:

                                                    Gross Unrealized
                                      Amortized Cost   Holding Gain   Fair Value

At December 31, 1997:

U.S. treasury securities (held-to-maturity)  7,499,184       40,373    7,539,557

At December 31, 1996:

U.S. treasury securities (trading securities)7,644,965        6,399    7,651,364

Maturities of all U.S. treasury securities were less than one year at December 31, 1997 and 1996.

(4)     Notes Receivable from Officers

In 1987, the Company loaned one of its officers $412,500, of which $302,500 in principal remained outstanding after the officer repaid $134,085 in cash in December 1989. On January 3, 1996 this loan was repaid in full principally through the surrender of 49,528 shares of the Company's common stock. In 1993, the Company loaned another officer $50,000, and in 1994 the Company loaned several officers an aggregate of $529,144. In January 1995, one officer repaid in full two of these loans with an aggregate principal balance of $299,644 principally through the surrender of 45,545 shares of the Company's common stock. In 1996 the Company loaned several officers an aggregate of $350,000. In March and April 1997, the Company loaned several officers an aggregate of $1,390,000. During 1997, officers repaid several loans and made aggregate principal payments of $592,353 of which $39,810 was paid in cash and $552,543 was paid through the surrender of the Company's common stock. In connection with the aforementioned loan repayments, the Company recorded $68,810, $211,360 and $7,073 in interest income in 1997, 1996 and 1995, respectively, of which $8,086, $211,360 and $7,073 was paid through the surrender of the Company's common stock in 1997, 1996 and 1995, respectively. It is the Company's policy to record interest income on these notes as received.

Each of the aforementioned loans are due in January 1999. The loans relate to the purchase of common stock of the Company; are collateralized by the pledge of shares of common stock of the Company; may be prepaid in part or in full without notice or penalty; are represented by a promissory note which bears interest at a rate per annum equal to the broker call rate (7.25% at December 31, 1997 and 7.0% at December 31, 1996) in effect on the first day of each calendar quarter; and permit repayment of the loan by delivery of securities of the Company having a fair market value equal to the balance of the loan outstanding.

(5)     Fixed Assets

Fixed assets and their estimated useful lives, are as follows:

                                    1997         1996     Estimated useful life

Equipment and furniture     $    662,162      596,767     5 years
Leasehold improvements           195,055      115,808      Life of lease or
                                                          estimated life
                                 857,217      712,575        if shorter

Less accumulated depreciation
   and amortization              629,215      544,729
                            $    228,002      167,846

(6)   Accrued Expenses

Accrued expenses consist of the following at December 31, 1997 and 1996:

                                             1997           1996

Payroll, bonuses and related benefits    $276,218         52,369
License agreement (note 8(d))                  --         46,970
Professional services                      17,750         18,000
Other                                       2,978          4,365
                                     $    296,946        121,704

(7)     Income Taxes

There was no income tax expense in 1997, 1996 and 1995 due to losses incurred by the Company.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are presented below.

                                            1997               1996
Deferred tax assets:
 Net operating loss carryforwards     $7,600,000          6,350,000
 Research and other credits              450,000            400,000
     Total gross deferred tax assets   8,050,000          6,750,000

 Less valuation allowance              8,050,000          6,750,000
                                              --                 --

The Company has recorded a valuation allowance against the deferred tax assets as they will not be realized unless the Company achieves profitable operations in the future.

At December 31, 1997, the Company had a net operating loss carryforward for federal income tax purposes of approximately $19,000,000, varying amounts of which will expire in each year from 1998 through 2012. Research and other credit carryforwards of $450,000 are available to the Company to reduce income taxes payable in future years principally through 2012.

(8)     Shareholders' Equity

   (a)  Sale of Common Stock and Warrants

During 1995, the Company received $5,474,242 as net cash proceeds from the issuance of 755,246 shares of common stock, as follows: a private placement of 523,749 shares of common stock resulting in proceeds of $4,572,589; the issuance of 27,168 shares of common stock from the exercise of warrants resulting in proceeds of $43,896; the issuance of 79,498 shares of common stock from the exercise of unit purchase warrants resulting in proceeds of $429,289; and the issuance of 124,831 shares of common stock from the exercise of options resulting in proceeds of $428,468.

During 1996, the Company received $1,440,462 as net cash proceeds from the issuance of 250,955 shares of common stock, as follows: a private placement of 172,019 shares of common stock resulting in proceeds of $1,187,511; the issuance of 49,687 shares of common stock from the exercise of warrants resulting in proceeds of $94,999; and the issuance of 29,249 shares of common stock from the exercise of unit purchase warrants resulting in proceeds of $157,952. In addition, 54,066 shares of common stock were issued, of which 43,125 shares were exercised through the surrender of 9,357 shares of common stock and 10,941 shares for which payment was received through the cancellation of 37,121 options resulting in compensation expense of $108,357.

During 1997, the Company received $5,857,791 as net cash proceeds from the issuance of 326,803 shares of common stock, as follows: a private placement of 91,668 shares of common stock resulting in proceeds of $475,004; the issuance of 26,750 shares of common stock from the exercise of warrants resulting in proceeds of $187,250; net proceeds of $4,626,985 from the issuance of a redeemable prepaid warrant with the issuance of 122,685 shares of common stock from the partial exercise of this warrant, and the issuance of 85,700 shares of common stock from the exercise of options resulting in net proceeds of $568,552. In addition, 16,695 shares were issued through the cancellation of 7,397 options, resulting in compensation expense of $133,555; and 8,800 shares issued to acquire certain technology pursuant to a license agreement.

   (b)  Options, Warrants and Unit Purchase Warrants

   (i)  Options

In 1986, the shareholders approved a stock option plan. This plan provides for the granting of both incentive stock options and nonqualified options at the fair market value at the date of grant to employees including both officers and members of the Board of Directors. The Company originally reserved 262,500 shares of its common stock for issuance under this plan. The plan was amended in 1990 to increase the number of authorized shares to 450,000. Options may no longer be issued under this plan, as the terms of this plan expired in 1996.

In 1992, the shareholders approved a stock option plan (1992 Stock Option
Plan) which provides for the granting of both incentive stock options at the fair market value at the date of grant and nonqualified stock options at or below the fair market value at the date of grant to employees or non-employees who, in the determination of the Board of Directors, have made or may make significant contributions to the Company in the future. The Company has reserved 468,750 shares of its common stock for issuance under this plan. In 1994 and 1996, the Company's shareholders approved an additional 300,000 shares and 450,000 shares, respectively, for issuance under this plan.

At the discretion of the Board of Directors, options expire in ten years or less from the date of grant and are generally fully exercisable upon grant. Full payment of the exercise price may be made in cash or in shares of common stock valued at the fair market value thereof on the date of exercise, or by agreeing with the Company to cancel a portion of the exercised options. During 1997, options were exercised that resulted in the issuance of 102,395 shares of common stock. Of these options, 16,695 options were exercised, for which payment was received through the cancellation of 7,397 options, resulting in compensation expense of $133,555.

At December 31, 1997, there were 1,783 additional shares available for grant under the Company's 1992 Stock Option Plan.

Activity in stock options is summarized below:

                              Number of Shares       Weighted Average
                              Subject to Option      Exercise Price

Balance at December 31, 1994       720,683             $ 6.40
   Granted                         190,100             $10.87
   Cancelled                       (21,012)            $ 4.48
   Exercised                      (124,831)            $ 4.48

Balance at December 31, 1995       764,940             $ 7.83
   Granted                         327,400             $ 8.24
   Cancelled                       (52,371)            $ 3.14
   Exercised                      ( 54,066)            $ 2.98

Balance at December 31, 1996       985,903             $ 8.20
   Granted                         195,800             $ 6.00
   Cancelled                        (8,397)            $ 3.77
   Exercised                      (102,395)            $ 5.95

Balance at December 31, 1997     1,070,911             $ 8.05

At December 31, 1997, the number of options exercisable was 1,021,111 at a weighted average exercise price of $8.15 per share. The remaining 49,800 options became exercisable during 1998.

The per share weighted average fair value of warrants issued to directors and stock options granted during 1997, 1996 and 1995 were approximately $2.92, $3.51, and $4.67 , respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: 1997 - expected dividend yield 0%, risk-free interest rate of 6.26% for options and warrants granted in June 1997, expected stock volatility of 57.43% for options and warrants granted in June 1997 and an expected life of 3.75 years; 1996 - expected dividend yield 0%, risk-free interest rate of 6.53% for options and warrants granted in June 1996 and 5.79% for options and warrants granted in November 1996, expected stock volatility of 50.82% for options and warrants granted in June 1996 and 49.92% for options and warrants granted in November 1996 and an expected life of 3.5 years; 1995 - expected dividend yield 0%, risk-free interest rate of 5.93% for options and warrants granted in June 1995 and 5.62% for options and warrants granted in November 1995, expected stock volatility of 47.5% for options and warrants granted in June 1995 and 51.81% for options and warrants granted in November 1995 and an expected life of 3.5 years.

The Company applies APB Opinion No. 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized for its stock options and warrants in the financial statements as the exercise price of such instruments were equal to the fair value of the Company's common stock at the date of grant. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:


                                            1997           1996          1995

Net loss      As reported           $ (3,229,445)  $ (2,474,838) $ (2,918,722)
              Pro forma             $ (3,731,702)  $ (3,747,886) $ (3,907,874)

Basic and diluted
 net loss per
 common share As reported                $ (0.32)       $ (0.25)      $ (0.32)
              Pro forma                  $ (0.37)       $ (0.38)      $ (0.42)

Pro forma net loss reflects only options and warrants granted in 1997, 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options and warrants under Statement 123 is not reflected in the pro forma net loss amounts presented above because compensation costs for options and warrants granted prior to January 1, 1995 were not considered.

   (ii) Warrants

Activity in warrants is summarized below, excluding the effect of the redeemable prepaid warrant (note 8(e)):

                                       Number of Shares             Exercise
                                 Underlying Warrants Granted         Price

Balance at December 31, 1994               257,980              $  1.33-9.35
   Exercised                               (27,168)                1.33-2.13
   Issued                                   31,600   (a)          7.31-13.50

Balance at December 31, 1995               262,412                1.47-13.50
   Exercised                               (49,687)               1.47-4.00
   Terminated                             (100,000)                       --
   Issued                                   98,100   (b)          7.38-11.63

Balance at December 31, 1996               210,825                5.88-13.50
   Exercised                               (26,750)               7.00
   Terminated                              (13,125)               6.43
   Issued                                  153,778   (c)          7.00-9.60
Balance at December 31, 1997               324,728               $5.88-13.50

(a) Represents warrants to purchase 6,000 shares at $7.3125 per share and 18,600 shares at $13.50 per share to two directors of the Company and warrants to purchase 7,000 shares at $7.9875 per share to a consultant if certain contingencies occur.

(b) Represents warrants to purchase 5,600 shares at $9.625 per share and 30,000 shares at $7.375 per share issued to two directors of the Company and redeemable warrants to purchase 31,250 shares at $8.72 per share and 31,250 shares at $11.625 per share issued to institutional investors in a private placement of the Company's common stock.

(c) Represents warrants to purchase 26,000 shares at $6.00 per share issued to two directors of the Company; redeemable warrants to purchase 13,889 shares at $7.20 per share and 13,889 shares at $9.60 per share issued to institutional investors in a private placement of the Company's common stock; and warrants to purchase 100,000 shares at $7.00 per share in payment for investor relations services provided to the Company, which vest 25,000 shares per quarter commencing April
        1, 1997.

Warrants generally expire from two to ten years from the date of issuance. At December 31, 1997, the number of warrants exercisable was 257,728 at a weighted average exercise price of $8.49 per share.

   (iii)     Unit Purchase Warrants

In connection with the 1991 public offering of the Company's common stock, 7,800 unit purchase warrants rights remained outstanding at the end of 1995. Such unit purchase warrants enable the holders to purchase
29,249 shares of common stock at an effective exercise price of $5.40 per share. During 1996 all of these unit purchase warrants were exercised.

   (c)  Treasury Stock

During 1997, the Company purchased in the open market and subsequently retired 17,000 shares of treasury stock with an aggregate cost of $126,637. During 1996, the Company purchased in the open market and subsequently retired 10,000 shares of treasury stock with an aggregate cost of $78,841. During 1995, no treasury stock was purchased by the Company.

   (d)  Restricted Stock

In connection with a license agreement entered into during 1996 pursuant to which certain technology was licensed to the Company, the Company agreed to issue to the licensor 8,800 shares of its common stock as a licensing fee. These shares, which were issued in 1997, were discounted based upon restrictions on transferability and charged to expense $46,970 in 1996.

           (e)  Redeemable Prepaid Warrant

In October 1997, a group of institutional investors invested $5,000,000 in equity capital through the private placement of a redeemable prepaid common stock warrant. The warrant, which is redeemable by the Company or the investors under certain defined circumstances, is exercisable over its five-year term only in the form of issuance of common stock at an exercise price which fluctuates with market conditions. The net proceeds of the private placement after deducting professional fees of $373,015 were $4,626,985.

(9)     License and Other Agreements

The Company has entered into a number of license agreements and one option agreement covering potential products using the Company's SPD technology. Although the Company may receive minimum annual royalties under certain of these licenses, to date no products have been sold resulting in earned royalties under these license agreements.

The following table summarizes the license and other agreements in effect as of December 31, 1997:

Licensee or Optionee          Products Covered                       Territory

General Electric Company      SPD film for other licensees and       Worldwide
                              prospective licensees

Glaverbel, S.A.               Automotive vehicle rear-view mirrors,  Worldwide
                              transportation vehicle sun visors, (except  Korea
                              and architectural windows           for windows)

Hankuk Glass Industries Inc.  Broad range of SPD light control       Worldwide
                              products including windows, flat
                              panel displays, automotive vehicle
                              rear-view mirrors, sun visors, and
                              sunroofs; SPD film for licensees
                              and prospective licensees

Japan Steel Works Ltd. and    Windows                                 Japan
Central Glass Company Ltd.

Material Sciences Corp.       Architectural and automotive windows,   Worldwide
                              SPD film for other licensees, prospective licensees and architectural and automotive window companies

Orcolite, a Unit of Monsanto  Eyewear                                 Worldwide

Saint Gobain Vitrage, S.A.    Architectural Windows                   Worldwide
                                                                   (except Korea
                                                              and South America)

Sanyo Electric Co., Ltd.      Flat panel displays                     Worldwide

Licenses generally provide for a 3-10% royalty on the sale of licensed products and may provide for minimum annual royalties. The Company's license agreements typically allow the licensee to terminate the license after some period of time, and give the Company only limited rights to terminate prior to their expiration. The license granted to Hankuk in 1997 is exclusive within Korea for certain applications through December 2004. The
Company has not recorded in advance of their receipt by the Company any license fees scheduled to be paid under its license agreement with Hankuk before January 31, 2000 because the amount of such fees will depend on sales levels and other commercial milestones. The license granted to Orcolite in 1997 for eyewear is exclusive during the term of the license.

        (10)    Commitments

The Company has an employment agreement with one of its officers which provides for an annual base salary of $322,912 through December 31, 1998.

The Company occupies premises under an operating lease agreement which expires on January 31, 1999 and requires minimum annual rent of $97,296 plus certain expenses. Rent expense, including other expenses, amounted to approximately $127,000, $139,000 and $125,000 for 1997, 1996 and
1995, respectively.