Form 10-Q
period 1998-03-31
RESEARCH FRONTIERS INC
filed 1998-05-13
CIK 793524

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

   For Quarter Ended March 31, 1998    Commission File No.  1-9399

                   RESEARCH FRONTIERS INCORPORATED
         (Exact name of registrant as specified in charter)


                        Delaware                         11-2103466
     (State of incorporation or organization)    (IRS Employer
                                              Identification No.)

     240 Crossways Park Drive, Woodbury, N.Y.           11797
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

                      Yes    X          No    __

               Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 12, 1998, there were outstanding 10,868,932 shares of Common Stock, par value $0.0001 per share.

                     RESEARCH FRONTIERS INCORPORATED

                        Condensed Balance Sheets

                                                       March 31,1998
                    Assets                               (Unaudited) Dec.31,1997

Current assets:
 Cash  and cash equivalents                        $     4,234,204   2,157,687
 Marketable investment securities-held-to-maturity       4,537,977   7,499,184
 Accrued interest and dividends receivable                  86,037      43,007
 Royalty receivable                                         50,000          --
 Prepaid expenses and other current assets                   9,390      28,407
                Total current assets                     8,917,608   9,728,285

Fixed assets, net                                          238,192     228,002
Deposits and other assets                                   67,376      77,376

                Total assets                       $     9,223,176  10,033,663

     Liabilities and Shareholders' Equity

Current liabilities:
 Accounts payable                                          133,756     114,738
 Accrued expenses                                           91,192     296,946

                Total liabilities                          224,948     411,684

Shareholders' equity:
 Capital stock, par value $.0001 per share; authorized
   100,000,000 shares, issued and outstanding 10,837,057
   shares and 10,342,195 shares                              1,084       1,034
 Additional paid-in capital                             34,972,868  34,787,860
 Accumulated deficit                                   (24,548,577)(23,739,768)
                                                        10,425,375  11,049,126

 Notes receivable from officers                         (1,427,147) (1,427,147)

           Total shareholders' equity                    8,998,228   9,621,979

           Total liabilities and shareholders' equity $  9,223,176  10,033,663

See accompanying notes to condensed financial statements.



                     RESEARCH FRONTIERS INCORPORATED

                   Condensed Statements of Operations

                               (Unaudited)






                                                    Three months ended
                                            March 31,1998       March 31,1997

Fee income                        $              50,000              50,000

Operating expenses                              456,322             348,217

Research and development                        513,794             519,524

                                                970,116             867,741

      Operating loss                           (920,116)           (817,741)

Net investment income                           111,307             144,711

Net loss                                    $  (808,809)           (673,030)

Basic and diluted net loss per common share $      (.08)               (.07)

Weighted average number of
common shares outstanding                    10,641,112          10,124,691


See accompanying notes to condensed financial statements.

                    RESEARCH FRONTIERS INCORPORATED

                  Condensed Statements of Cash Flows

                              (Unaudited)


                                                     Three months ended
                                                March 31,1998     March 31, 1997

Cash flows from operating activities:
  Net loss                                        $  (808,809)         (673,030)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization                      29,221            16,990
    Unrealized gain on trading securities                  --           (48,917)
    Expense relating to issuance of warrants
         for services performed                        27,058                --
    Changes in assets and liabilities:
     Accounts receivable, licensee                    (50,000)          (50,000)
     Investments-trading securities                        --         1,139,549
     Accrued interest and dividends receivable        (43,030)           (7,104)
     Prepaid expenses and other current assets         19,017           (35,623)
     Deposits and other assets                         10,000                --
     Accounts payable & accrued expenses              (186,73)            9,654

 Net cash(used in)provided by operating activities (1,003,279)          351,519

Cash flows from investing activities:
 Proceeds from maturity of treasury securities      2,961,207                --
 Purchase of fixed assets                             (39,411)          (36,058)

 Net cash provided by (used in)investing activities 2,921,796           (36,058)

Cash flows from financing activities:
 Proceeds from issuances of common stock              158,000           475,005
 Loans to officers                                         --          (385,000)

 Net cash provided by financing activities            158,000            90,005

Net increase in cash and cash equivalents           2,076,517           405,466

Cash and cash equivalents at beginning of year      2,157,687           457,959

Cash and cash equivalents at end of period      $   4,234,204           863,425

Non-cash financing activities:
 Technology acquisition paid in stock           $          --            46,970

See accompanying notes to condensed financial statements.

                RESEARCH FRONTIERS INCORPORATED
            Notes to Condensed Financial Statements
                         March 31, 1998
                          (Unaudited)

Basis of Presentation

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods to which the report relates. The results of operations for the three-month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year. The notes included herein should be read in conjunction with the notes to the financial statements of the Company as of December 31, 1997 and for the three years then ended, included in the Company's Annual Report on Form
10-K.

Business

Research Frontiers Incorporated (the Company) is primarily engaged in the development and marketing of technology and devices to control the flow of light. Such devices, often referred to as "light valves" or suspended particle devices (SPDs), use microscopic particles that are either in the form of a liquid suspension or a film, which is usually enclosed between two glass or plastic plates, having transparent, electrically conductive coatings on the facing surfaces thereof. At least one of the two plates is transparent.

Marketable Investment Securities

The Company accounts for its investments in marketable securities under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investment in Debt and Equity Securities"
(Statement 115). As of July 1, 1997 the Company transferred its marketable securities from trading securities to held-to-maturity securities, as management intends and has the ability to hold such securities until their
maturity.   Held-to-maturity securities are recorded at cost. Dividend and interest income are recognized when earned. Cost is maintained on a specific identification basis for purposes of determining realized gains and losses on sales of investments.

Comprehensive Income

Effective January 1, 1998, the Company adopted the Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires that companies disclose comprehensive income, which includes net income, foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Because the Company did not have any foreign currency translation adjustments, minimum pension liability adjustments, or unrealized gains or losses on marketable securities classified as available-for-sale, for the three months ended March 31, 1998 and 1997, comprehensive loss equaled net loss of $808,809 and $673,030, respectively.

Reclassifications

Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 presentation.

             Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Results of Operations for the Three Month Periods Ended March 31, 1998
and 1997

The Company's fee income from licensing activities for the first three months of 1998 and 1997 was $50,000.

Operating expenses increased by $108,105 for the first three months of 1998 from $348,217 for the first three months of 1997. This increase was primarily the result of increased public relations expenses, as well as payroll, insurance and depreciation expenses offset by decreased consulting and travel expenses.

Research and development expenditures decreased slightly to $513,794 for the first three months of 1998 from $519,524 for the first three months of 1997. This decrease was primarily the result of decreased research-related consulting expenses, offset by higher costs for materials, payroll, insurance and patent expenses.

The Company's net gain from its investing activities for the first quarter of 1998 was $111,307, as compared to a net gain from its investing activities of $144,711 for the first quarter of 1997. This difference was primarily a result of increased interest income earned in the first quarter of 1998, offset by an unrealized gain on the Company's trading securities of $48,917 recorded during the first quarter of 1997. The Company has invested the proceeds from all sales of marketable equity securities in short-term U.S. Treasury securities.

As a consequence of the factors discussed above, the Company's net loss was $808,809 ($0.08 per share) for the first three months of 1998 as compared to $673,030 ($.07 per share) for the first three months of 1997.

Financial Condition, Liquidity and Capital Resources

During the first three months of 1998, the Company's cash and marketable investment securities balance decreased by $884,690 principally as a result of cash used to fund the Company's net loss of $808,809, changes in assets and liabilities of $250,749 and purchase of fixed assets of $39,411, offset by the sale of common stock of approximately $158,000 from the exercise of options and warrants, the proceeds of which have been invested by the Company in short-term U.S. Treasury securities.

At March 31, 1998, the Company had working capital of $8,692,660 and its shareholders' equity was $8,998,228.

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

The Year 2000 issue is a result of many computer programs using only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century.  If not corrected, many computer applications could fail or create
erroneous results by or at the Year 2000.   The Company is aware of the issues
associated with the programming code in existing computer systems as the millennium (Year 2000) approaches. Although there cannot be absolute assurance, the Company has considered the impact of Year 2000 issues on its internal computer systems and applications and believes that they are Year 2000 compliant.

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

   (b)    Reports on Form 8-K.  None

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

Date: May 13, 1998