Form 10-Q
period 1998-06-30
RESEARCH FRONTIERS INC
filed 1998-08-13
CIK 793524

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

   For Quarter Ended June 30, 1998    Commission File No.  1-9399

                   RESEARCH FRONTIERS INCORPORATED
         (Exact name of registrant as specified in charter)


                        Delaware                  11-2103466
     (State of incorporation or organization)    (IRS Employer
                                              Identification No.)

     240 Crossways Park Drive, Woodbury, N.Y.           11797
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

                      Yes    X          No    __

               Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
     As of August 12,1998, there were outstanding 10,997,868 shares of Common Stock, par value $0.0001 per share.

                     RESEARCH FRONTIERS INCORPORATED

                             Balance Sheets

                                                   June 30,1998
                    Assets                         (Unaudited)    Dec.31,1997

Current assets:
 Cash  and cash equivalents                        $3,618,515      2,157,687
 Marketable investment securities-held-to-maturity  4,586,328      7,499,184
 Accrued interest and dividends receivable             22,923         43,007
 Royalty receivable                                    50,000             --
 Prepaid expenses and other current assets            146,940         28,407
                    Total current assets            8,424,706      9,728,285

Fixed assets, net                                     218,093        228,002
Deposits and other assets                              23,755         77,376

                    Total assets                   $8,666,554     10,033,663

     Liabilities and Shareholders' Equity

Current liabilities:
 Accounts payable                                     130,229        114,738
 Accrued expenses                                      83,291        296,946

                     Total liabilities                213,520        411,684

Shareholders' equity:
 Capital stock, par value $.0001 per share;
  authorized 100,000,000 shares, issued and out-
  standing 10,960,963 shares and 10,342,195 shares      1,096          1,034
 Additional paid-in capital                        34,954,182     34,787,860
 Accumulated deficit                              (25,105,097)   (23,739,768)
                                                    9,850,181     11,049,126

 Notes receivable from officers                    (1,397,147)    (1,427,147)

    Total shareholders' equity                      8,453,034      9,621,979

    Total liabilities and shareholders' equity    $ 8,666,554     10,033,663


See accompanying notes to financial statements.



                     RESEARCH FRONTIERS INCORPORATED

                        Statements of Operations

                               (Unaudited)


                              Six months ended            Three months ended
                           June 30,1998 June 30,1997  June 30,1998  June 30,1997

Fee income                 $     50,000       50,000  $         --           --

Operating expenses              878,042      704,134       421,720      355,917

Research and development        847,067      913,527       333,273      394,003

                              1,725,109    1,617,661       754,993      749,920

Operating loss               (1,675,109)  (1,567,661)     (754,993)    (749,920)

Net investment income           210,801      259,463        99,494      114,746

Other income, net                91,379           --        91,379           --

Interest income on note
 receivable from officer          7,600       40,964         7,600       40,964


Net loss                    $(1,365,329)  (1,267,234)    $(556,520)    (594,210)

Basic and diluted net loss
   per common share         $      (.13)        (.12)    $    (.05)        (.06)

Weighted average number of
common shares outstanding    10,765,498   10,155,804    10,888,517   10,186,574


  See accompanying notes to financial statements.


                    RESEARCH FRONTIERS INCORPORATED
                       Statements of Cash Flows
                              (Unaudited)
                                                           Six months ended
                                                      June 30,1998 June 30, 1997

Cash flows from operating activities:
 Net loss                                           $  (1,365,329)   (1,267,234)
 Adjustments to reconcile net loss to net cash
  (used in) provided by operating activities:
    Depreciation and amortization                          59,480        34,774
    Unrealized gain on trading securities                      --       (84,917)
    Expense relating to issuance of warrants
     for services performed                                27,058            --
    Changes in assets and liabilities:
     Accounts receivable, licensee                        (50,000)           --
     Investments-trading securities                            --     3,076,469
     Accrued interest and dividends receivable             20,084        26,672
     Prepaid expenses and other current assets           (118,533)        3,594
     Deposits and other assets                             53,621            --
     Accounts payable & accrued expenses                 (198,164)       59,032

   Net cash (used in) provided by operating activities (1,571,783)    1,848,390

Cash flows from investing activities:
 Proceeds from maturity of treasury securities          7,499,185            --
 Purchases of treasury securities                      (4,586,329)           --
 Purchases of fixed assets                                (49,571)      (47,768)

   Net cash provided by (used in) investing activities  2,863,285       (47,768)

Cash flows from financing activities:
 Proceeds from issuances of common stock                  158,000       584,340
 Loans to officers                                             --    (1,390,000)
 Repayment of loans to officers                            30,000        34,814
 Purchase of treasury stock                               (18,674)      (29,763)

   Net cash provided by (used in) financing activities    169,326      (800,609)

Net increase in cash and cash equivalents               1,460,828     1,000,013

Cash and cash equivalents at beginning of year          2,157,687       457,959

Cash and cash equivalents at end of period            $ 3,618,515     1,457,972

Non-cash financing activities:
 Technology acquisition paid in stock                 $        --        46,970

See accompanying notes to financial statements.



                RESEARCH FRONTIERS INCORPORATED
                 Notes to Financial Statements
                         June 30, 1998
                          (Unaudited)

Basis of Presentation

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods to which the report relates. The results of operations for the six-month period ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year. The notes included herein should be read in conjunction with the notes to the financial statements of the Company as of December 31, 1997 and for the three years then ended, included in the Company's Annual Report on Form
10-K.

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

Comprehensive Income

Effective January 1, 1998, the Company adopted the Statement of
Financial Accounting Standards No. 130,  "Reporting Comprehensive
Income." This Statement requires that companies disclose comprehensive income, which includes net income, foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Because the Company did not have any foreign currency translation adjustments, minimum pension liability adjustments, or unrealized gains or losses on marketable securities classified as available-for-sale, for the six months ended June 30, 1998 and 1997, comprehensive loss equaled the net loss of $1,365,329 and $1,267,234, respectively.

Reclassifications

Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 presentation.

             Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Results of Operations for the Six Month Periods Ended June 30, 1998 and 1997

The Company's fee income from licensing activities for the first six months of 1998 and 1997 was $50,000. During the first six months of 1998, the Company also received $135,000 of key man life insurance proceeds payable on the death of its former Executive Vice President, Robert I. Thompson. This resulted in the Company recording non-recurring other income of $91,379 during the first six months of 1998 representing the difference between the amount received by the Company and the cash surrender value of such life insurance policy that was previously recorded on the Company's balance sheet.

Operating expenses increased by $173,908 for the first six months of 1998 from $704,134 for the first six months of 1997. This increase was primarily the result of increased public relations expenses, as well as payroll, insurance and depreciation expenses offset by decreased consulting and travel expenses.

Research and development expenditures decreased by $66,460 to $847,067 for the first six months of 1998 from $913,527 for the first six months of 1997. This decrease was primarily the result of decreased research-related consulting and payroll expenses offset by higher costs for materials, insurance and patent expenses.

The Company's net gain from its investing activities for the first six months of 1998 decreased to $210,801, from a net gain from its investing activities of $259,463 for the first six months of 1997. This difference was primarily a result of an unrealized gain on the Company's trading securities of $84,917 recorded during the first six months of 1997, offset by increased interest income earned in the first six months of 1998.

As a consequence of the factors discussed above, the Company's net loss was $1,365,329 ($0.13 per share) for the first six months of 1998 as compared to $1,267,234 ($0.12 per share) for the first six months of 1997.

Results of Operations for the Three Month Periods Ended June 30, 1998 and 1997

The Company earned no fee income for the three months ended June 30, 1998 and 1997. During the second quarter of 1998, the Company received $135,000 of key man life insurance proceeds payable on the death of its former Executive Vice President, Robert I. Thompson. This resulted in the Company recording non-recurring other income of $91,379 during the second quarter of 1998 representing the difference between the amount received by the Company and the cash surrender value of such life insurance policy that was previously recorded on the Company's balance sheet.

Operating expenses increased by $65,803 for the second quarter of 1998 from $355,917 for the second quarter of 1997. This increase was primarily the result of increased public relations expenses, as well as payroll, and depreciation expenses offset by decreased consulting, insurance, office and travel expenses.

Research and development expenditures decreased by $60,730 to $333,273 for the second quarter of 1998 from $394,003 for the second quarter of 1997. This decrease was primarily the result of decreased research-related consulting, payroll and patent expenses.

The Company's net gain from its investing activities for the second quarter of 1998 decreased to $99,494 from a net gain from its investing activities of $114,746 for the second quarter of 1997. This difference was primarily a result of an unrealized gain on the Company's trading securities of $36,000 recorded during the second quarter of 1997, offset by increased interest income earned in the second quarter of 1998.

As a consequence of the factors discussed above, the Company's net loss was $556,520 ($0.05 per share) for the second quarter of 1998 as compared to $594,210 ($0.06 per share) for the second quarter of 1997.

Financial Condition, Liquidity and Capital Resources

During the first six months of 1998, the Company's cash and marketable investment securities balance decreased by $1,452,028 principally as a result of cash used to fund the Company's net loss of $1,365,329, changes in assets and liabilities of $292,992 and purchase of fixed assets of $49,571, offset by the receipt of approximately $158,000 from the exercise of options and warrants.

At June 30, 1998, the Company had working capital of $8,211,186 and its shareholders' equity was $8,453,034.

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


PART II.     OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security-Holders

The Annual Meeting of Stockholders of Research Frontiers Incorporated was held on June 11, 1998. Listed below is a summary of how the 9,918,101 shares voted at the Annual Meeting on the various proposals voted upon and adopted at the Annual Meeting. For the election of Bernard
D. Gold as a Class II member of the Company's Board of Directors,
9,745,257 shares were voted in favor of election, and 172,844 votes were withheld. For the ratification of the appointment of KPMG Peat Marwick
LLP as auditors for 1998, 9,772,161 shares were voted in favor of election, 100,364 shares were voted against, and 45,576 shares abstained from voting. For the adoption of the Company's 1998 Stock Option Plan,
9,134,163 shares were voted in favor of election, 685,380 shares were voted against, and 98,558 shares abstained from voting.

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

Date: August 13, 1998