Form 10-Q
period 1998-09-30
RESEARCH FRONTIERS INC
filed 1998-11-12
CIK 793524

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

 For Quarter Ended September 30, 1998    Commission File No.  1-9399

                   RESEARCH FRONTIERS INCORPORATED
         (Exact name of registrant as specified in charter)


                        Delaware                   11-2103466
     (State of incorporation or organization)    (IRS Employer
                                              Identification No.)

     240 Crossways Park Drive, Woodbury, N.Y.           11797
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

                      Yes    X          No    __

               Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
     As of November 10,1998, there were outstanding 10,972,868 shares of Common Stock, par value $0.0001 per share.

                     RESEARCH FRONTIERS INCORPORATED

                             Balance Sheets

                                               September 30,1998
                    Assets                       (Unaudited)       Dec.31,1997

Current assets:
 Cash  and cash equivalents                        $4,506,419       2,157,687
 Marketable investment securities-held-to-maturity  2,858,713       7,499,184
 Accrued interest and dividends receivable             50,980          43,007
 Royalty receivable                                    50,000              --
 Prepaid expenses and other current assets             68,946          28,407
           Total current assets                     7,535,058       9,728,285

Fixed assets, net                                     241,187         228,002
Deposits and other assets                              23,754          77,376

           Total assets                  $          7,799,999      10,033,663

     Liabilities and Shareholders' Equity

Current liabilities:
 Accounts payable                                     110,327         114,738
 Deferred revenue                                      84,375              --
 Accrued expenses                                      58,026         296,946

           Total liabilities                          252,728         411,684

Shareholders' equity:
 Capital stock, par value $.0001 per share;
  authorized 100,000,000 shares, issued and out-
  standing 11,003,468 shares and 10,342,195 shares      1,100           1,034
 Additional paid-in capital                        34,654,002      34,787,860
 Accumulated deficit                              (25,710,684)    (23,739,768)
                                                    8,944,418      11,049,126

 Notes receivable from officers                    (1,397,147)     (1,427,147)

           Total shareholders' equity               7,547,271       9,621,979

    Total liabilities and shareholders' equity    $ 7,799,999      10,033,663









See accompanying notes to financial statements.


                     RESEARCH FRONTIERS INCORPORATED

                        Statements of Operations

                               (Unaudited)


                              Nine months ended           Three months ended
                          Sept 30,1998  Sept 30,1997   Sept 30,1998 Sept 30,1997

Fee income                $     78,125        60,000      $ 28,125       10,000

Operating expenses           1,238,418     1,137,596       360,376      433,463

Research and development     1,215,527     1,310,769       368,460      397,242

                             2,453,945     2,448,365       728,836      830,705

Operating loss              (2,375,820)   (2,388,365)     (700,711)    (820,705)

Net investment income          305,925       328,752        95,124       69,289

Other income, net               91,379            --            --           --

Interest income on notes
 receivable from officers        7,600        60,724            --       19,760


Net loss                   $(1,970,916)   (1,998,889)    $(605,587)    (731,656)

Basic and diluted net loss
   per common share        $      (.18)         (.20)    $    (.06)        (.07)

Weighted average number of
 common shares outstanding  10,846,161    10,175,791    11,004,858   10,216,330









  See accompanying notes to financial statements.


                    RESEARCH FRONTIERS INCORPORATED
                       Statements of Cash Flows
                              (Unaudited)
                                                          Nine months ended
                                                      Sept 30,1998 Sept 30, 1997
Cash flows from operating activities:
 Net loss                                           $  (1,970,916)   (1,998,889)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                           75,511        54,514
   Unrealized gain on trading securities                       --       (84,917)
   Expense relating to issuance of warrants
    for services performed                                 27,058        37,880
   Changes in assets and liabilities:
    Royalty receivable                                    (50,000)           --
    Investments-trading securities                             --     3,076,469
    Accrued interest and dividends receivable              (7,973)       28,590
    Prepaid expenses and other current assets             (40,539)        4,577
    Deposits and other assets                              53,622            --
    Deferred revenue                                       84,375            --
    Accounts payable & accrued expenses                  (243,331)       (3,636)

Net cash provided by (used in) operating activities    (2,072,193)    1,114,588

Cash flows from investing activities:
 Proceeds from maturity of treasury securities          9,226,800     2,434,596
 Purchases of treasury securities                      (4,586,329)   (1,974,584)
 Purchases of fixed assets                                (88,696)      (75,670)

Net cash provided by investing activities               4,551,775       384,342

Cash flows from financing activities:
 Proceeds from issuances of common stock                  357,475     1,204,551
 Loans to officers                                             --    (1,390,000)
 Repayment of notes receivable from officers               30,000        39,814
 Purchase of treasury stock                              (518,325)      (42,464)

Net cash used in financing activities                    (130,850)     (188,099)

Net increase in cash and cash equivalents               2,348,732     1,310,831

Cash and cash equivalents at beginning of year          2,157,687       457,959

Cash and cash equivalents at end of period            $ 4,506,419     1,768,790

Non-cash financing activities:
  Technology acquisition paid in stock                $        --        46,970

See accompanying notes to financial statements.

                RESEARCH FRONTIERS INCORPORATED
                 Notes to Financial Statements
                       September 30, 1998
                          (Unaudited)
Basis of Presentation

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods to which the report relates. The results of operations for the nine-month period ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year. The notes included herein should be read in conjunction with the notes to the financial statements of the Company as of December 31, 1997 and for the three years then ended, included in the Company's Annual Report on Form
10-K.

Business

Research Frontiers Incorporated (the Company) is primarily engaged in the development and marketing of technology and devices to control the flow of light. Such devices, often referred to as "light valves" or suspended particle devices (SPDs), use microscopic particles that are either incorporated within a liquid suspension or a film, which is usually enclosed between two glass or plastic plates, having transparent, electrically conductive coatings on the facing surfaces thereof. At least one of the two plates is transparent.

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

Deferred Revenue

The Company has entered into a number of license agreements covering potential products. The Company receives minimum annual royalties under certain license agreements and records fee income for the amounts earned by the Company. Certain of the fees are paid to the Company in advance of the period in which they are earned resulting in deferred revenue.

Comprehensive Income

Effective January 1, 1998, the Company adopted the Statement of
Financial Accounting Standards No. 130,  "Reporting Comprehensive
Income." This Statement requires that companies disclose comprehensive income, which includes net income, foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Because the Company did not have any foreign currency translation adjustments, minimum pension liability adjustments, or unrealized gains or losses on marketable securities classified as available-for-sale, for the nine months ended September 30, 1998 and 1997, comprehensive loss equaled the net loss of $1,970,916 and $1,998,889, respectively.

Reclassifications

Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 presentation.

             Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Results of Operations for the Nine Month Periods Ended September 30,
1998 and 1997

The Company's fee income from licensing activities for the first nine months of 1998 was $78,125 as compared to $60,000 for the first nine months of 1997. Certain license fees, which are paid to the Company in advance of the accounting period in which they are earned resulting in the recognition of deferred revenue for the current accounting period, will be recognized as fee income in future periods. During the first nine months of 1998, the Company also received $135,000 of key man life insurance proceeds payable on the death of its former Executive Vice President, Robert I. Thompson. This resulted in the Company recording non-recurring other income of $91,379 during the first nine months of 1998 representing the difference between the amount received by the Company and the cash surrender value of such life insurance policy that was previously recorded on the Company's balance sheet.

Operating expenses increased by $100,822 for the first nine months of 1998 from $1,137,596 for the first nine months of 1997. This increase was primarily the result of increased public relations and marketing expenses, as well as increased insurance and depreciation expenses, offset by decreased consulting and travel expenses.

Research and development expenditures decreased by $95,242 to $1,215,527 for the first nine months of 1998 from $1,310,769 for the first nine months of 1997. This decrease was primarily the result of decreased research-related consulting and payroll expenses offset by higher costs for materials, insurance and patent expenses.

The Company's net gain from its investing activities for the first nine months of 1998 decreased to $305,925, from a net gain from its investing activities of $328,752 for the first nine months of 1997. This difference was primarily a result of an unrealized gain on the Company's trading securities of $84,917 recorded during the first nine months of 1997, offset by increased interest income earned in the first nine months of 1998.

As a consequence of the factors discussed above, the Company's net loss was $1,970,916 ($0.18 per share) for the first nine months of 1998 as compared to $1,998,889 ($0.20 per share) for the first nine months of 1997.

Results of Operations for the Three Month Periods Ended September 30, 1998 and 1997

The Company's fee income from licensing activities for the third quarter of 1998 was $28,125 as compared to $10,000 for the third quarter of 1997. Certain license fees, which are paid to the Company in advance of the accounting period in which they are earned resulting in the recognition of deferred revenue for the current accounting period, will be recognized as fee income in future periods.

Operating expenses decreased by $73,087 for the third quarter of 1998 from $433,463 for the third quarter of 1997. This decrease was primarily the result of decreased public relations, consulting, travel, depreciation and office expenses, offset by increased insurance and payroll expenses.

Research and development expenditures decreased by $28,782 to $368,460 for the third quarter of 1998 from $397,242 for the third quarter of 1997. This decrease was primarily the result of decreased research-related payroll expenses, offset by higher costs for materials, insurance, depreciation and patent expenses.

The Company's net gain from its investing activities for the third quarter of 1998 increased to $95,124 from a net gain from its investing activities of $69,289 for the third quarter of 1997. This difference was primarily a result of increased interest income earned in the third quarter of 1998.

As a consequence of the factors discussed above, the Company's net loss was $605,587 ($0.06 per share) for the third quarter of 1998 as compared to a net loss of $731,656 ($0.07 per share) for the third quarter of 1997.

Financial Condition, Liquidity and Capital Resources

During the first nine months of 1998, the Company's cash and marketable investment securities balance decreased by $2,291,739 principally as a result of cash used to fund the Company's net loss of $1,970,916, changes in assets and liabilities of $203,846, purchase of fixed assets of $88,696, and the repurchase by the Company of 84,000 shares of the Company's common stock for $518,325, offset by the receipt of $357,475 from the exercise of options and warrants, and repayment of notes receivable from officers of $30,000. During 1998 and through November 10, 1998 , the Company has purchased 114,600 shares of its common stock at a purchase price of $720,550.

At September 30, 1998, the Company had working capital of $7,282,330 and its shareholders' equity was $7,547,271.

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

The Year 2000 issue is a result of many computer programs using only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century.  If not corrected, many computer applications could fail or
create erroneous results by or at the Year 2000.   The Company is aware
of the issues associated with the programming code in existing computer systems as the millennium (Year 2000) approaches. Although there cannot be absolute assurance, the Company has assessed and considered the impact of Year 2000 issues on its internal computer systems and applications and believes that they are Year 2000 compliant. In addition, the Company believes that there are no main suppliers, vendors or other entities with which the Company does business which are not either Year 2000 compliant or taking steps to achieve Year 2000 compliance on a timely basis. Therefore, the Company believes that the consequences of a change to the Year 2000 should not have a material impact on the Company's business, results of operations, or financial condition.

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

PART II.     OTHER INFORMATION

Item 5. Other Information

On October 1, 1998, the Company announced that Ailouros Ltd., a
London-based institutional money management fund, has committed to purchase up to $15 million worth of the common stock of Research
Frontiers through December 31, 2001.  This commitment is in the form of a Class A Warrant issued to Ailouros Ltd. which gives Research Frontiers the option in any three-month period to deliver a Put Notice to Ailouros requiring them to purchase an amount of common stock specified by
Research Frontiers at a price equal to the greater of (A) 92% of the seven-day average trading price per share of common stock, or (B) a minimum or "floor" price per share set by Research Frontiers from time to time.  The
pricing is subject to an overall cap of $15 per share.    However, Research
Frontiers is not required to sell any shares under the agreement. Before the beginning of each of a series of three-month periods specified by the Company, the Company determines the amount of Common Stock that the Company wishes to issue during such three-month period. The Company also sets the minimum selling or "floor" price, which can be reset by the Company in its sole discretion prior to the beginning of any subsequent three-month period. Therefore, at the beginning of each three-month period, the Company will determine how much common stock, if any, is to be sold (the amount of which can range from $0 to $1.5 million during such three-month period), and the minimum selling price per share. In connection with the financing, the Company also issued Ailouros Ltd. a Class B Warrant which expires on September 30, 2008 and which is exercisable at $8.25 per share which represents 120% of average of the closing bid and ask price of the Company's common stock on the date of the Class B Warrant's issuance. The Class B Warrant is initially exercisable into 65,500 shares. If the Company has not sent Ailouros at least three Put Notices by December 31, 2001, under certain circumstances the Class B Warrant will be exercisable into an additional 65,500 shares.

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


Date: November 11, 1998