Form 10-K405
period 1998-12-31
RESEARCH FRONTIERS INC
filed 1999-03-29
CIK 793524

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of
                  THE SECURITIES AND EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1998  Commission File Number 1-9399

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 26, 1999 there were 10,952,930 shares of Research Frontiers Incorporated common stock outstanding (of which 935,017 shares were held, either directly or indirectly, by affiliates of the Company), and the aggregate market value of the common shares (based upon the closing trading price of these shares on NASDAQ on March 26, 1999) held by non-affiliates was approximately $77,012,706. In making this computation, all shares known to be owned by directors and executive officers of the Company and all shares known to be owned by other persons holding in excess of 5% of the Company's common stock have been deemed held by "affiliates" of the Company. Nothing herein shall prejudice the right of the Company or any such person to deny that any such director, executive officer, or stockholder is an "affiliate."

                       Exhibit Index at pages 15-18

                              PART I

ITEM 1.  BUSINESS

General

     Research Frontiers Incorporated (the "Company") was incorporated in New York in 1965 and reincorporated in Delaware in 1989. Since its inception, the Company has primarily engaged in the development and licensing of suspended particle technology and devices to control the transmission of light. Such suspended particle devices, often referred to as "SPDs" or "light valves" use a suspension of microscopic particles that is either in the form of a liquid suspension or a film, which is usually enclosed between two glass or plastic plates having transparent, electrically conductive coatings on the facing surfaces thereof. At least one of the two plates is transparent. When an electrical voltage is applied, the microscopic particles are aligned, thereby permitting a range of transparency within which light transmission can be rapidly varied to any degree desired depending upon the voltage applied. The first light valve of this type was invented by Dr. Edwin Land of Polaroid Corporation in 1934. Since its incorporation the Company has developed its own technology embodied in patents, trade secrets and know how. Light valves using the Company's proprietary suspensions and related technology may have wide commercial applications in devices of many types where variable light transmission is desired, such as "smart" windows, variable light transmission eyewear including sunglasses and goggles, self-dimmable automotive sunroofs, sun visors and mirrors, and flat panel information displays for use in computers, televisions, telephones and other electronic instruments.

     The Company expects to compete against various technologies that are currently being used commercially. In particular, the Company expects to compete on the basis of the performance characteristics of its products with liquid crystal displays ("LCDs"). An LCD is generally similar in construction to an SPD display, but instead of a liquid or film suspension, utilizes an organic material called a liquid crystal which, although comprised of molecules that flow like a liquid, has some of the characteristics of solid crystals. Like SPD displays, LCDs are "passive" devices which do not generate light, but merely reflect or modulate existing light. The market for flat panel LCDs estimated by others was approximately $13.8 billion for 1998. The Company believes that some of its licensees may begin to challenge liquid crystal displays with SPDs for part of the LCD market during the next several years.

     The Company believes that its SPD light valves and related technology have significant advantages over existing display devices and related technology. In comparison to existing twisted nematic type LCDs, the Company's SPD displays are believed to have (i) higher contrast and brightness, (ii) a wider angle of view, (iii) lower estimated production costs, (iv) a less complex fabrication procedure, (v) the ability to function over a wider temperature range, (vi) the ability to make displays without using sheet polarizers or alignment layers, and (vii) lower light loss and a corresponding reduction in backlighting requirements. With respect to other types of displays which emit their own light, such as light-emitting diodes (LEDs) and cathode ray tubes (CRTs), the Company's SPD light valves should have the advantages of lower power consumption and make possible larger displays that are easier to read in bright light.

     The Company also believes that its SPD light valve technology will have certain performance advantages over other technologies for so-called "smart windows," windows which electrically vary the amount of light passing through them, and automatically self-dimmable automotive rear-view mirrors.

     Variable light transmission technologies can be classified into two basic types: "smart" technologies that can be controlled electrically by the user either automatically or manually, and passive technologies that can only react to ambient environmental conditions. One type of passive variable light transmission technology is photochromic technology; such devices change their level of transparency in reaction to external radiation. As compared to photochromic technology, the Company's technology permits the user to adjust the amount of light passing through the viewing area of the device rather than merely reacting to external radiation. In addition, the reaction time necessary to change from light to dark with SPDs can be almost instantaneous, as compared to the much slower reaction time for photochromic devices. Unlike SPD technology, photochromic technology does not function well at the high end of the temperature range in which smart windows are normally expected to operate.

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

     Liquid Crystal Technology: To date, the main types of liquid crystal smart windows have been produced by Taliq Corp. (a subsidiary of Raychem Corp. which has since discontinued its liquid crystal operations and licensed its technology to others), Nippon Sheet Glass, Saint Gobain Vitrage SA, Polytronix, Inc. and 3M (which has also reportedly discontinued recently its liquid crystal film making operations). These windows are very expensive (having an estimated installed cost of about $85-100 per square foot), and only change from a cloudy opaque milky-white to a hazy clear state, with no useful intermediate states. As compared to liquid crystal windows, SPD smart windows should be less expensive to produce, could be viewed at wide angles without a light scattering haze effect when activated, would operate over a wider temperature range, and would permit an infinite number of intermediate states between a transparent state with no visible haze to a dark blue state.

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

     On March 26, 1999, the Company had eleven full-time employees, six of whom are technical personnel, and five of whom perform legal, marketing, investor relations, and administrative functions. The success of the Company is dependent on, among other things, the services of its senior management, the loss of whose services could have a material adverse effect upon the prospects of the Company. Also the Company's suppliers and licensees have people on their teams with advanced degrees in a number of areas relevant to the commercial development of products using the Company's technology.

Licensing Activities

     The Company's current marketing efforts have taken the form of offering other companies (both domestic and foreign) the opportunity to enter into license agreements with the Company for one or more specific fields of use. The following table summarizes the Company's license and option agreements as of December 31, 1998 and the year they were entered into:

Licensee or Optionee          Products Covered                      Territory

General Electric Company     SPD film for other licensees and       Worldwide
                             prospective licensees (1995)

Glaverbel, S.A.              Automotive vehicle rear-view mirrors,  Worldwide
                             transportation vehicle sun visors,    (except Korea
                             and architectural windows  (1996)      for windows)

Hankuk Glass Industries Inc. Broad range of SPD light control products Worldwide including windows, flat panel displays,
                             automotive vehicle rear-view mirrors,
                             sun visors, and sunroofs; SPD film for
                             licensees and prospective licensees (1997)

Japan Steel Works Ltd. and   Windows (1989)                            Japan
Central Glass Company Ltd.

Material Sciences Corp.      Architectural and automotive windows,     Worldwide
                             SPD film for other licensees, prospective licensees and architectural and automotive window companies (1997)

Vision-Ease Lens Azusa, Inc. Eyewear (1997)                           Worldwide

Saint Gobain Vitrage, S.A.   Architectural Windows (option) (1994)    Worldwide
                                                                   (except Korea
                                                              and South America)

Sanyo Electric Co., Ltd.     Flat panel displays (1995)              Worldwide

Licensees will pay Research Frontiers a 3-10% royalty on the sale of licensed products, and may also be required to pay the Company minimum annual royalties. Research Frontiers' license agreements typically allow the licensee to terminate the license after some period of time, and give Research Frontiers only limited rights to terminate before the license expires. Most licenses are non-exclusive and generally last as long as the Company's patents remain in effect. The license granted to Hankuk Glass Industries is exclusive within Korea for certain applications through December 2004. Vision-Ease's license for eyewear is exclusive during the term of the license. To the Company's knowledge, three of its licensees, Hankuk Glass Industries, Vision-Ease, and Material Sciences Corporation, currently have active programs for developing SPD products. One or more other licensees may become more active if and when an SPD film becomes available. To the extent that an inactive licensee's license agreement is listed above, it is only done so as a matter of completeness to reflect those companies who the Company believes are permitted to use SPD technology, and does not imply that these inactive licensees will produce products in the future using SPD technology, or that their license agreement permitting them to do so will remain in effect. The Company is currently discussing with Sanyo Electric Co., Ltd. the status of their license agreement with the Company, and whether the license agreement will remain in effect.

     The Company's license agreement listed above with Japan Steel
Works, Ltd. and Central Glass Co., Ltd. expired by its terms on February 16, 1999. This license agreement covered SPD liquid suspensions, but did not cover SPD films. The film form of SPD technology is necessary in order to produce large size SPD smart windows. The Central Glass Co., Ltd. is currently holding talks with the Company regarding a possible new license agreement that would cover SPD films.

     Although the Company believes based upon the status of current negotiations that additional license agreements with third parties will be entered into, there can be no assurance that any such additional license agreements will be consummated, or that any licensee of the Company will produce or sell commercial products using the Company's technology.

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

Research and Development

     As a result of the Company's research and development efforts, the Company believes that its SPD light valves will be usable in a number of commercial products. Such products may include one or more of the following fields: "smart" windows, variable light transmission eyewear such as sunglasses and goggles, self-dimmable automotive sunroofs, sun visors and mirrors, and instruments and other information displays that use digits, letters, graphic images, or other symbols to supply information, including scientific instruments, aviation instruments, automobile dashboard displays and, if certain improvements can be made in various features of the Company's SPD light valves, portable computer displays and flat panel television displays. The Company believes that most of its research and development efforts have applicability to products that may incorporate the Company's technology. Although the Company believes that the state of development of its technology is sufficiently advanced that commercial products should be producible hereafter by its licensees, such potential commercialization is beyond the control of the Company. In addition, the Company intends to continue its research and development efforts for the foreseeable future to improve its SPD light valve technology and thereby assist in the potential commercialization of the Company's
SPD light valve technology by the Company's licensees.

     The Company has devoted most of the resources it has heretofore expended to research and development activities with the goal of producing commercially viable light valves and already has developed working prototypes of its SPD light valves for several different applications including smart windows, eyewear, mirrors and flat panel displays. The Company expended approximately $1,647,000, $1,831,000, and $1,712,000 during the years ended December 31, 1998, 1997, and 1996, respectively, for research and development. The Company plans to engage in substantial continuing research and development activities. Six of the Company's eleven full-time employees are principally engaged in the Company's research and development activities.

Research Frontiers' main goals in its research and development are:

o    developing wider ranges of light transmission and quicker switching speeds,
o    developing different colored particles,
o    reducing the voltage required to operate SPDs, and
o obtaining data and developing improved materials regarding environmental stability and longevity.

Patents and Proprietary Information

     The Company has 17 United States patents in force. Six United States patent applications are pending. The Company's United States patents expire at various dates from 2000 through 2015. The Company has approximately 30 issued patents and a substantial number of patent applications pending in foreign countries. The Company's foreign patents expire at various dates from 1999 through 2014. The Company believes that its SPD light valve technology is adequately protected by its patent position and by its proprietary technological know-how. However, the validity of the Company's patents has never been contested in any litigation. To a lesser extent, the Company relies on trade secrets and nondisclosure agreements to protect its technology. The Company generally requires any employee, consultant, or licensee having access to its confidential information to execute an agreement whereby such person agrees to keep such information confidential.

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

ITEM 2.  PROPERTIES

     The Company currently occupies approximately 8,100 square feet of space at a minimum annual rental of approximately $105,000 (which rises over the term of the lease to approximately $113,500) for its executive office and research facility at 240 Crossways Park Drive, Woodbury, New
York 11797 under a lease expiring January 31, 2004. The Company believes that its space, including its laboratory facilities, is adequate for its present needs.

ITEM 3.  LEGAL PROCEEDINGS

     On March 25, 1999, the Company was served with a summons in an action brought in the Supreme Court of the State of New York, County of Nassau, by Jean Thompson in her individual capacity and as Executrix of the estate of Robert I. Thompson, a former officer and director of the Company. The action does not seek monetary damages and essentially seeks a declaration that certain common stock of the Company securing loans made to Mr. Thompson are not available as collateral to secure such loans. The Company has referred this matter to outside counsel and does not believe that the action has merit, or, if the declaratory relief sought in the action is granted, that this would have a material adverse impact on the financial position, operations or liquidity of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                             PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY
     AND RELATED STOCKHOLDER MATTERS

(a)  Market Information

     (1)  The Company's common stock is traded on the NASDAQ
National Market. As of March 26, 1999, there were 10,952,930 shares of common stock outstanding.

     (2) The following table sets forth the range of the high and low selling prices (as provided by the National Association of Securities Dealers) of the Company's common stock for each quarterly period within the past two fiscal years:

          Quarter Ended                  Low           High
          March 31, 1997               5.6250         9.8750
          June 30, 1997                4.8750         7.8750
          September 30, 1997           5.8750        11.6250
          December 31, 1997            7.0625        10.1250
          March 31, 1998               6.5000         9.7500
          June 30, 1998                5.6250         8.3750
          September 30, 1998           5.4375         7.6250
          December 31, 1998            5.7500        11.1250
          ------------------------
          These quotations may reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

(b)  Approximate Number of Security Holders

     As of March 26, 1999, there were 612 holders of record of the
Company's common stock.   The Company estimates that there are over
8,500 beneficial holders of the Company's common stock.

(c)  Dividends

     The Company did not pay dividends on its common stock in 1998 and does not expect to pay any cash dividends in the foreseeable future. There are no restrictions on the payment of dividends.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected data regarding the Company's operating results and financial position. The data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto, all of which are contained in this Annual Report on Form 10-K.

                                        Year ended December 31,
                         1998        1997        1996       1995         1994
Statement of
 Operations Data:
 Fee income          $  108,735 $    60,000 $    50,000  $    1,500   $  574,965
 Operating expenses   1,631,179   1,884,038   1,226,410   1,226,691    1,325,761
 Research and
  development         1,647,448   1,831,397   1,711,634   1,410,443    1,395,942
                      3,278,627   3,715,435   2,938,044   2,637,134   2,721,703
 Operating loss      (3,169,892) (3,655,435) (2,888,044) (2,635,634) (2,146,738)
 Other income            91,379          --          --          --          --
 Net investment
  income (loss)(1)      460,572     425,990     413,206    (283,088)   (776,970)
 Net loss            (2,617,941) (3,229,445) (2,474,838) (2,918,722) (2,923,708)
 Basic and diluted net
  loss per common share    (.24)       (.32)       (.25)       (.32)       (.33)
 Dividends per share         --          --          --          --          --

                                           As of December 31,

                          1998       1997       1996        1995        1994

Balance Sheet Data:
 Total current assets $6,728,453 $9,728,285 $ 8,193,639 $ 9,871,002 $ 7,232,454
 Total assets          7,021,291 10,033,663   8,425,141  10,026,113   7,425,278
 Long-term debt,including
  accrued interest            --         --          --          --          --
 Total share-
  holders' equity      6,740,489  9,621,979   8,216,847   9,783,060   7,234,613

(1) Net investment income (loss) for 1998, 1997, 1996 and 1995 includes $50,968, $68,810, $211,360 and $7,073, respectively, of interest income received from officers of the Company upon payment of notes receivable, and $0, ($6,382), $1,174,643, and ($268,100), respectively of unrealized gain (loss) on investments. Prior to July 1997, the Company classified its investments as trading securities which resulted in the unrealized gains and losses recorded in the statement of operations.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Year ended December 31, 1998 Compared to the Year ended December 31, 1997

     The Company's fee income from licensing activities for 1998 was $108,735 as compared to $60,000 for 1997. Certain license fees, which are paid to the Company in advance of the accounting period in which they are earned resulting in the recognition of deferred revenue for the current accounting period, will be recognized as fee income in future periods. During1998, the Company also received $135,000 of key man life insurance proceeds payable on the death of its former Executive Vice President, Robert I. Thompson. This resulted in the Company recording non-recurring other income of $91,379 during 1998 representing the difference between the amount received by the Company and the cash surrender value of such life insurance policy that was previously recorded on the Company's balance sheet.

     Operating expenses decreased by $252,859 to $1,631,179 for 1998 from $1,884,038 for 1997. This decrease was the result of decreased expenses associated with the issuance of warrants for services performed, consulting, travel expenses and salaries, offset by increased insurance and depreciation expenses. In addition, during 1997 the Company recorded non-cash expenses associated with the exercise of certain stock options, and one-time increased listing fees in connection with the Company's initial listing on the Nasdaq National Market System during 1997 which expenses did not recur in 1998.

     Research and development expenditures decreased by $183,949 to $1,647,448 for 1998 from $1,831,397 for 1997. This decrease was primarily the result of decreased research-related consulting and payroll expenses offset by higher costs for materials, insurance and patent expenses.

     The Company's net gain from its investing activities for 1998 increased to $409,604 from a net gain from its investing activities of $357,180 for 1997. This difference was primarily a result of increased interest income earned in 1998 due to higher level average investment balances in 1998 compared to the prior year as a result of the Company receiving $5.0 million towards the end of 1997 in connection with the issuance of the redeemable prepaid warrant.

     As a consequence of the factors discussed above, the Company's net loss decreased by $611,504 to $2,617,941 ($0.24 per share) for the year ended December 31, 1998 as compared to $3,229,445 ($0.32 per share) for the year ended December 31, 1997.

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

Financial Condition, Liquidity and Capital Resources

     The Company's cash and marketable investment securities balance decreased by $3,064,202 from $6,592,669 at December 31, 1998 from $9,656,871 at December 31, 1997. This decrease was principally as a result of cash used to fund the Company's net loss of $2,617,941, changes in working capital of $141,630, purchase of fixed assets of $137,469, and the repurchase and retirement by the Company of 118,600 shares of the Company's common stock for $747,716, offset by the receipt of $460,476 from the exercise of options and warrants, and repayment in cash of notes receivable from officers of $40,000. At December 31, 1998, the Company had working capital of $6,447,651 and its shareholders' equity was $6,740,489.

     On October 1, 1998, the Company announced that Ailouros Ltd., a London-based institutional money management fund, has committed to purchase up to $15 million worth of common stock of Research Frontiers through December 31, 2001. This commitment is in the form of a Class A Warrant issued to Ailouros Ltd. which gives Research Frontiers the option in any three-month period to deliver a put notice to Ailouros requiring them to purchase an amount of common stock specified by Research
Frontiers at a price equal to the greater of (A) 92% of the seven-day average trading price per share of common stock, or (B) a minimum or "floor" price per share set by Research Frontiers from time to time. The pricing is subject to an overall cap of $15 per share. However, Research Frontiers is not required to sell any shares under the agreement. Before the beginning of each of a series of three-month periods specified by the Company, the Company determines the amount of common stock that the Company wishes to issue during such three-month period. The Company also sets the minimum selling or "floor" price, which can be reset by the Company in its sole discretion prior to the beginning of any subsequent three-month period. Therefore, at the beginning of each three-month period, the Company will determine how much common stock, if any, is to be sold (the amount of which can range from $0 to $1.5 million during such three-month period), and the minimum selling price per share.

     In connection with the financing, the Company also issued Ailouros Ltd. a Class B Warrant which expires on September 30, 2008. The Class
B Warrant is exercisable at $8.25 per share which represents 120% of average of the closing bid and ask price of the Company's common stock on the date of the Class B Warrant's issuance. The Class B Warrant is initially exercisable into 65,500 shares. If the Company has not sent Ailouros at least three put notices by December 31, 2001, under certain circumstances the Class B Warrant will be exercisable into an additional 65,500 shares. Ailouros paid the Company $10,000 upon issuance of the Class A Warrant and the Class B Warrant.

     The Company expects to use its cash and the proceeds from maturities of its investments to fund its research and development of SPD light valves and for other working capital purposes. The Company's working capital and capital requirements depend upon numerous factors, including the results of research and development activities, competitive and technological developments, the timing and cost of patent filings, the development of new licensees and changes in the Company's relationships with its existing licensees. The degree of dependence of the Company's working capital requirements on each of the foregoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements; the addition of new licensees may provide additional working capital or working capital requirements, and changes in relationships with existing licensees would have a favorable or negative impact depending upon the nature of such changes. Based upon existing levels of expenditures, assumed ten percent annual increases therein, existing cash reserves and budgeted revenues, the Company believes that it would not require additional funding for at least the next two to three years (without giving effect to any financing raised from Ailouros as described above). There can be no assurance that expenditures will not exceed the anticipated amounts or that additional financing, if required, will be available when needed or, if available, that its terms will be favorable or acceptable to the Company. Eventual success of the Company and generation of positive cash flow will be dependent upon the commercialization of products using the Company's technology by the Company's licensees and payments of continuing royalties on account thereof.

     The Year 2000 issue is a result of many computer programs using only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could
fail or create erroneous results by or at the Year 2000.   The Company is
aware of the issues associated with the programming code in existing computer systems as the millennium (Year 2000) approaches. Although there cannot be absolute assurance, the Company has assessed and considered the impact of Year 2000 issues on its internal computer systems and applications and believes that they are Year 2000 compliant. In addition, the Company believes that there are no key suppliers, vendors or other entities with which the Company does business which are not either Year 2000 compliant or taking steps to achieve Year 2000 compliance on a timely basis. The Company has no mission-critical systems which would be adversely affected by Year 2000 issues, and has received confirmations from key outside vendors and other parties that they are or expect to be Year 2000 compliant. Therefore, the Company believes that the consequences of a change to the Year 2000 should not have a material impact on the Company's business, results of operations, or financial condition.

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

New Accounting Pronouncement

The Financial Accounting Standards Board has issued Statement No. 133 related to "Accounting for Derivative Instruments and Hedging Activities" (Statement 133). Statement 133 established accounting and reporting standards for derivative instruments embedded in other contracts, and for hedging activities. Statement 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. Early application of all of the provisions of Statement 133 is encouraged but is permitted only as of the beginning of any fiscal quarter that begins after the issuance of this Statement. Management of the Company does not believe that the implementation of Statement 133 will have a significant impact on its financial position or results of operations. For each of the years in the three-year period ended December 31, 1998 the Company had no derivative instruments or hedging activities as defined by Statement 133.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
RISK

     The Company invests available cash and cash equivalents in short-term U.S. treasury securities with maturities that are generally less than one year. Although the rate of interest paid on such investments may fluctuate over time, each of the Company's investments, other than in money market funds whose interest yield varies, is made at a fixed interest rate over the duration of the investment. Accordingly, the Company does not believe it is materially exposed to changes in interest rates as it holds these treasury securities until maturity.

     The Company does not have any sales, purchases, assets or liabilities determined in currencies other than the U.S. dollar, and as such, is not subject to foreign currency exchange risk.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements listed in Item 14(a)(1) and (2) are included in this Report beginning on page F-1.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                             PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Commission on or before April 30, 1999, in connection with the Company's Annual Meeting of Stockholders scheduled to be held on June
10, 1999.

ITEM 11.   EXECUTIVE COMPENSATION

     The information required by this Item 11 is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Commission on or before April 30, 1999, in connection with the Company's Annual Meeting of Shareholders scheduled to be held on June
10, 1999. Notwithstanding anything to the contrary set forth herein or in any of the Company's past or future filings with the Securities and Exchange Commission that might incorporate by reference the Company's definitive Proxy Statement, in whole or in part, the report of the compensation committee and the stock price performance graph contained in such definitive Proxy Statement shall not be incorporated by reference into this Annual Report on Form 10-K or in any other such filings.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The information required by this Item 12 is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Commission on or before April 30, 1999, in connection with the Company's Annual Meeting of Stockholders scheduled to be held on June
10, 1999.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Commission on or before April 30, 1999, in connection with the Company's Annual Meeting of Stockholders scheduled to be held on June
10, 1999.

                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
8-K

     (a)(1) and (2)  Financial Statements and Financial Statement Schedules

     The following financial statements of Research Frontiers
Incorporated, the related notes thereto, together with the report thereon of KPMG LLP are filed under Item 8 of this Report.

Independent Auditors' Report . . . . . . . . . . . . . . . . . . . .         F-1

Financial Statements:

    Balance Sheets,
         December 31, 1998 and 1997. . . . . . . . . . . . . . . . .         F-2

    Statements of Operations,
         Years ended December 31, 1998, 1997 and 1996. . . . . . . .         F-3

    Statements of Shareholders' Equity,
         Years ended December 31, 1998, 1997 and 1996. . . . . . . .         F-4

    Statements of Cash Flows,
         Years ended December 31, 1998, 1997 and 1996. . . . . . . .         F-5

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

4.3     Subscription Agreement between Research Frontiers and
        Ailouros Ltd. dated as of October 1, 1998, and related Class A Warrant and Class B Warrant between Research Frontiers and Ailouros Ltd. dated as of October 1, 1998. Previously filed as an Exhibit to the Company's Registration Statement on Form S-
        3 (No. 333-65219) dated October 1, 1998, and incorporated herein by reference.

10.1*   Amended and Restated Employment Contract effective January
        1, 1989 between the Company and Robert L. Saxe. Previously filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.

10.2* Amended and Restated 1992 Stock Option Plan. Previously filed as Exhibit 4 to the Company's Registration Statement on Form S-8 (Reg. No. 33-86910) filed with the Commission on
        November 30, 1994, and incorporated herein by reference.

10.3* 1998 Stock Option Plan. Previously filed as an Exhibit to the Company's Definitive Proxy Statement dated April 30, 1998 filed with the Commission on April 29, 1998, 1994, and incorporated herein by reference.

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

10.5.3  Third Amendment to Lease dated July 14, 1998 between the
        Company and Industrial and Research Associates Co. (filed herewith).

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

23      Consent of KPMG LLP - Filed herewith.

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

Dated:  March 26, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                                    Position          Date

/s/Robert M. Budin                           Director            March 26, 1999
   Robert M. Budin


/s/Bernard D. Gold                           Director             March 26, 1999
   Bernard D. Gold

/s/Joseph M. Harary                          Director             March 26, 1999
   Joseph M. Harary

/s/Robert L. Saxe                            Director, President  March 26, 1999
   Robert L. Saxe                            and Treasurer



                   Independent Auditors' Report



The Shareholders and Board of Directors
Research Frontiers Incorporated:


We have audited the accompanying balance sheets of Research Frontiers Incorporated as of December 31, 1998 and 1997, and the related statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Research Frontiers Incorporated at December 31, 1998 and 1997 and the results of its operations and cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.


                              /s/ KPMG LLP


Melville, New York
February 19, 1999, except as to
note 11, which is as of March 25, 1999




                     RESEARCH FRONTIERS INCORPORATED

                             Balance Sheets

                       December 31, 1998 and 1997

                    Assets                               1998           1997

Current assets:
  Cash and cash equivalents                         $  5,403,283     2,157,687
  Marketable investment securities-held-to-maturity    1,189,386     7,499,184
  Accrued interest and dividends receivable                3,071        43,007
  Prepaid expenses and other current assets              132,713        28,407
              Total current assets                     6,728,453     9,728,285

Fixed assets, net                                        269,084       228,002
Deposits and other assets                                 23,754        77,376

              Total assets                          $  7,021,291    10,033,663

     Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                                  $    115,418       114,738
  Deferred revenue                                        56,250            --
  Accrued expenses                                       109,134       296,946

               Total liabilities                         280,802       411,684

Shareholders' equity:
  Common stock, par value $0.0001 per share; authorized
   100,000,000 shares, issued and outstanding 10,929,041
   and 10,342,195 shares for 1998 and 1997                1,093          1,034
  Additional paid-in capital                         33,982,066     34,787,860
  Accumulated deficit                               (26,357,709)   (23,739,768)

                                                      7,625,450     11,049,126

  Notes receivable from officers                       (884,961)    (1,427,147)

               Total shareholders' equity             6,740,489      9,621,979

Commitments and contingency

       Total liabilities and shareholders' equity    $7,021,291    10,033,663

See accompanying notes to financial statements.



                     RESEARCH FRONTIERS INCORPORATED

                        Statements of Operations

              Years ended December 31, 1998, 1997 and 1996

                                      1998        1997           1996

Fee income                    $    108,735      60,000         50,000

Operating expenses               1,631,179   1,884,038      1,226,410
Research and development         1,647,448   1,831,397      1,711,634
                                 3,278,627   3,715,435      2,938,044

            Operating loss      (3,169,892) (3,655,435)    (2,888,044)

Net investment income              409,604     357,180        201,846
Other income                        91,379          --             --
Interest income on notes
 receivable from officers           50,968      68,810        211,360

              Net loss        $ (2,617,941) (3,229,445)    (2,474,838)

Basic and diluted net loss
 per common share             $      (0.24)      (0.32)         (0.25)

Weighted average number of
common shares outstanding       10,878,141  10,201,961      9,924,875

See accompanying notes to financial statements.


                                     RESEARCH FRONTIERS INCORPORATED
                                   Statements of Shareholders' Equity
                              Years ended December 31, 1998, 1997 and 1996

                                 Common Stock     Additional       Accumulated    Treasury       Notes
                               Shares     Amount  Paid in Capital  Deficit      Stock, at cost   Receivable
Total


Balance, December 31, 1995   9,830,761   $    983   28,399,562    (18,035,485)              --
(582,000) 9,783,060

Issuance of common stock       305,021         31    1,634,171             --          (85,383)         --
1,548,819
Purchase of treasury stock          --         --           --             --          (78,841)         --    (78,841)
Repayment of note by officer        --         --           --             --         (513,853)    302,500
(211,353)
Retirement of treasury stock   (68,885)        (7)    (678,070)            --          678,077          --
--
Net loss                            --         --           --      (2,474,838)             --          -- (2,474,838)
Loans to officers                   --         --           --              --              --    (350,000)  (350,000)
Balance, December 31, 1996   10,066,89   $  1,007   29,355,663     (20,510,323)             --
(629,500) 8,216,847

Issuance of common stock       352,298         35    1,411,296              --              --          --
1,411,331
Purchase of treasury stock          --         --           --              --        (126,637)         --   (126,637)
Repayment of note by officer        --         --           --              --        (560,629)    592,353     31,724
Retirement of treasury stock   (77,000)        (8)    (687,258)             --         687,266          --
--
Net loss                            --         --           --      (3,229,445)             --          -- (3,229,445)
Loans to officers                   --         --           --              --              --  (1,390,000)(1,390,000)
Net proceeds from issuance of
 redeemable prepaid warrants        --         --    4,626,985              --              --          --  4,626,985
Issuance of warrants
 for services performed             --         --       81,174              --              --          --     81,174

Balance, December 31, 1997  10,342,195  $   1,034   34,787,860     (23,739,768)             --
(1,427,147) 9,621,979

Issuance of common stock       759,162         76      450,400              --              --          --
450,476
Purchase of treasury stock          --         --           --              --        (747,716)         --   (747,716)
Repayment of note by officer        --         --           --              --        (545,553)    542,186
(3,367)
Retirement of treasury stock  (172,316)       (17)  (1,293,252)             --       1,293,269          --
--
Net loss                            --         --           --      (2,617,941)             --          -- (2,617,941)
Proceeds from the
 issuance of warrants               --         --       10,000              --              --          --     10,000
Issuance of warrants
 for services performed             --         --       27,058              --              --          --     27,058

Balance, December 31, 1998  10,929,041       1,093  33,982,066     (26,357,709)             --
(884,961) 6,740,489


See accompanying notes to financial statements.

                       RESEARCH FRONTIERS INCORPORATED
                           Statements of Cash Flows
                 Years ended December 31, 1998, 1997 and 1996
                                                 1998        1997       1996
Cash flows from operating activities:
 Net loss                                   $(2,617,941) (3,229,445) (2,474,838)
 Adjustments to reconcile net loss to net
  cash provided by (used in) operating
  activities:
   Depreciation and amortization                 96,387      84,486      45,847
   Interest income on officer notes receivable  (43,367)     (8,086)   (211,353)
   Unrealized loss (gain) on investments             --       6,382  (1,174,643)
   Cashless exercise of options                      --     133,555     108,357
   Expense relating to issuance of warrants
             for services performed              27,058      81,174          --
   Changes in assets and liabilities:
    Accrued interest and dividends receivable    39,936      22,422      16,993
    Prepaid expenses and other current assets  (104,306)     (9,520)      4,812
    Deposits and other assets                    53,622     (13,720)     (5,036)
    Deferred revenue                             56,250          --          --
    Accounts payable and accrued expenses      (187,132)    250,360     (34,759)
    Investments-trading securities                   --   2,985,170     539,413)

Net cash provided by (used in)
  operating activities                       (2,679,493)    302,778  (4,264,033)

Cash flows from investing activities:
 Purchases of held-to-maturity
  treasury securities                        (5,775,715) (9,473,722)         --
  Proceeds of held-to-maturity
   treasury securities                       12,085,513   6,634,350          --
  Purchases of fixed assets                    (137,469)   (144,642)   (117,202)

Net cash provided by (used in)
  investing activities                        6,172,329  (2,984,014)   (117,202)

Cash flows from financing activities:
 Loans to officers                                   --  (1,390,000)   (350,000)
 Repayment of principal on
  officer's loans                                40,000      39,810          --
 Proceeds from issuances of
  common stock and warrants                     460,476   1,230,806   1,440,462
 Proceeds from issuance of redeemable
  prepaid warrant, net                               --   4,626,985          --
 Purchase of treasury stock                    (747,716)   (126,637)    (78,841)

Net cash provided by (used in)
 financing activities                          (247,240)  4,380,964   1,011,621

Net increase (decrease) in cash
 and cash equivalents                         3,245,596   1,699,728  (3,369,614)

Cash and cash equivalents at
 beginning of year                            2,157,687     457,959   3,827,573
Cash and cash equivalents at end of year    $ 5,403,283   2,157,687     457,959

Non-cash financing activities:
 Technology acquisition paid in stock       $        --      46,970          --
Redemption of treasury stock-principal
 payment on officer's note receivable       $   502,186     552,543     302,500
Market value of stock received
 to exercise options                        $        --          --      85,383

See accompanying notes to financial statements.

                RESEARCH FRONTIERS INCORPORATED

                 Notes to Financial Statements

                December 31, 1998, 1997 and 1996

(1)     Business

Research Frontiers Incorporated (the "Company" or "Research Frontiers") operates in a single segment which is engaged in the development and marketing of technology and devices to control the flow of light. Such devices, often referred to as "light valves" or suspended particle devices
(SPDs), use a suspension of microscopic particles that is either in the form of a liquid suspension or a film, which is usually enclosed between two glass or plastic plates having transparent, electrically conductive coatings on the facing surfaces thereof. At least one of the two plates is transparent.

The Company has historically utilized its cash and the proceeds from maturities of its investments to fund its research and development of SPD light valves and for other working capital purposes. The Company's working capital and capital requirements depend upon numerous factors, including the results of research and development activities, competitive and technological developments, the timing and cost of patent filings, and the development of new licensees and changes in the Company's relationships with its existing licensees. The degree of dependence of the Company's working capital requirements on each of the foregoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements; the addition of new licensees may provide additional working capital or working capital requirements, and changes in relationships with existing licensees would have a favorable or negative impact depending upon the nature of such changes. Based upon existing levels of expenditures, existing cash reserves and budgeted revenues, the Company believes that it would not require additional funding for at least the next two to three years. There can be no assurance that expenditures will not exceed the anticipated amounts or that additional financing, if required, will be available when needed or, if available, that its terms will be favorable or acceptable to the Company. Eventual success of the Company and generation of positive cash flow will be dependent upon the commercialization of products using the Company's technology by the Company's licensees and payments of continuing royalties on account thereof.

(2)     Summary of Significant Accounting Policies

   (a)  Cash and Cash Equivalents

The Company considers securities purchased with original maturities of three months or less to be cash equivalents. Cash equivalents consist of short-term investments in money market accounts at December 31, 1998 and 1997.


   (b)  Marketable Investment Securities

The Company accounts for its investments in marketable securities under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investment in Debt and Equity Securities" (Statement 115). As of July 1, 1997 the Company transferred its marketable securities from classification as trading securities to held-to-maturity securities, as management intends and has the ability to hold such securities until their maturity. In accordance with Statement 115, held-to-maturity securities are recorded at cost and trading securities are recorded at fair value with unrealized holding gains and losses recorded in earnings. Dividend and interest income are recognized when earned. Cost is maintained on a specific identification basis for purposes of determining realized gains and losses on sales of investments.

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

   (e)  Basic and Diluted Loss Per Common Share

In February 1997, the Financial Accounting Standards Board issued
Statement 128, "Earnings Per Share" (Statement 128). Statement 128 replaces the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share excludes any dilution. It is based upon the weighted average number of common shares outstanding during the period. Dilutive earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company's dilutive earnings per share equals basic earnings per share for each of the years in the three-year period ended December 31, 1998 because all common stock equivalents (i.e. options and warrants) were antidilutive in those periods.

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

   (i)  Income Taxes

Income taxes are accounted for under the asset and liability method.
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

   (j)  Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of cash and accounts payable approximate fair value because of the short maturity of those instruments.

The fair value of the long-term notes receivable from officers approximates the carrying value as their stated interest rate, the broker call rate, is similar to other rates currently offered by local brokerage institutions for loans of similar terms to individuals with comparable credit risk.

   (k)  Stock Option Plan

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25
"Accounting for Stock Issued to Employees," and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

   (l)  Reclassifications

Certain reclassifications have been made to the 1997 and 1996 financial statements to conform to the 1998 presentation.

   (m)  Comprehensive Income

Effective January 1, 1998, the Company adopted the Statement of
Financial Accounting Standards No. 130,  "Reporting Comprehensive
Income." This Statement requires that companies disclose comprehensive income, which includes net income, foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Because the Company did not have any foreign currency translation adjustments, minimum pension liability adjustments, or unrealized gains or losses on marketable securities classified as available-for-sale, for the years ended December 31, 1998, 1997 and 1996, comprehensive loss equaled the net loss of $2,617,941, $3,229,445, and $2,474,838, respectively.

   (n)  Deferred Revenue

The Company has entered into a number of license agreements covering potential products. The Company receives minimum annual royalties under certain license agreements and records fee income for the amounts earned by the Company. Certain of the fees are paid to the Company in advance of the period in which they are earned resulting in deferred revenue.

(3)     Marketable Investment Securities

The fair value of marketable investment securities is based upon quoted market prices. The amortized cost, gross unrealized holding gains and fair value for the Company's securities at December 31, 1998 and 1997 were as follows:
                                                        Gross
                                           Amortized    Unrealized    Fair
                                           Cost         Holding Gain  Value

At December 31, 1998:

U.S. treasury securities (held-to-maturity) 1,189,386      2,828   1,192,214

At December 31, 1997:

U.S. treasury securities (held-to-maturity) 7,499,184     40,373   7,539,557

Maturities of all U.S. treasury securities were less than one year at December 31, 1998 and 1997.

(4)     Notes Receivable from Officers

In 1993, the Company loaned one of its officers $50,000, and in 1994 the Company loaned several officers an aggregate of $529,144. In January 1995, one officer repaid in full two of these loans with an aggregate principal balance of $299,644 principally through the surrender of 45,545 shares of the Company's common stock. In 1996, the Company loaned several officers an aggregate of $350,000. In March and April 1997, the Company loaned several officers an aggregate of $1,390,000. During
1997, officers made aggregate principal payments of $592,353 against such loans of which $39,810 was paid in cash and $552,543 was paid through the surrender of the Company's common stock. During 1998, officers made aggregate principal payments of $542,186 against such loans of which $40,000 was paid in cash and $502,186 was paid through the surrender of the Company's common stock. In connection with the aforementioned loan repayments, the Company recorded $50,968, $68,810, and $211,360 in interest income in 1998, 1997 and 1996, respectively, of which $43,367, $8,086, and $211,360 was paid through the surrender of the Company's common stock in 1998, 1997 and 1996, respectively. It is the Company's policy to record interest income on these notes as received.

Each of the aforementioned loans are due in January 2000. The loans relate to the purchase of common stock of the Company; are collateralized by the pledge of shares of common stock of the Company (note 11); may be prepaid in part or in full without notice or penalty; are represented by a promissory note which bears interest at a rate per annum equal to the broker call rate (6.50% at December 31, 1998 and 7.25% at December 31,
1997) in effect on the first day of each calendar quarter; and permit repayment of the loan by delivery of securities of the Company having a fair market value equal to the balance of the loan outstanding.

(5)     Fixed Assets

Fixed assets and their estimated useful lives, are as follows:

                                 1998         1997     Estimated useful life

Equipment and furniture    $  766,610      662,162     5 years
Leasehold improvements        228,076      195,055     Life of lease or
                              994,686      857,217     estimated life if shorter

Less accumulated depreciation
   and amortization           725,602      629,215
                           $  269,084      228,002

(6)   Accrued Expenses

Accrued expenses consist of the following at December 31, 1998 and 1997:

                                              1998          1997
Payroll, bonuses and related benefits     $ 75,690       276,218
Professional services                       24,000        17,750
Other                                        9,444         2,978
                                     $     109,134       296,946

(7)     Income Taxes

There was no income tax expense in 1998, 1997 and 1996 due to losses incurred by the Company.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 1998 and 1997 are presented below.

                                            1998            1997
Deferred tax assets:
 Net operating loss carryforwards      $8,525,000          7,600,000
 Research and other credits               525,000            450,000
    Total gross deferred tax assets     9,050,000          8,050,000

 Less valuation allowance               9,050,000          8,050,000
                                               --                 --

The Company has recorded a valuation allowance against the deferred tax assets as they will not be realized unless the Company achieves profitable operations in the future.

At December 31, 1998, the Company had a net operating loss carryforward for federal income tax purposes of approximately $21,345,000, varying amounts of which will expire in each year from 1999 through 2018. Research and other credit carryforwards of $525,000 are available to the Company to reduce income taxes payable in future years principally through 2018.

(8)     Shareholders' Equity

   (a)  Sale of Common Stock and Warrants

During 1996, the Company received $1,440,462 of net cash proceeds from the issuance of 250,955 shares of common stock, as follows: a private placement of 172,019 shares of common stock resulting in proceeds of $1,187,511; the issuance of 49,687 shares of common stock from the exercise of warrants resulting in proceeds of $94,999; and the issuance of 29,249 shares of common stock from the exercise of unit purchase warrants resulting in proceeds of $157,952. In addition, 54,066 shares of common stock were issued, of which 43,125 shares were exercised through the surrender of 9,357 shares of common stock and 10,941 shares for which payment was received through the cancellation of 37,121 options resulting in compensation expense of $108,357.

During 1997, the Company received $5,857,791 of net cash proceeds from the issuance of 326,803 shares of common stock, as follows: a private placement of 91,668 shares of common stock resulting in proceeds of $475,004; the issuance of 26,750 shares of common stock from the exercise of warrants resulting in proceeds of $187,250; net proceeds of $4,626,985 from the issuance of a redeemable prepaid warrant (note 8(e)) with the issuance of 122,685 shares of common stock from the partial exercise of this warrant, and the issuance of 85,700 shares of common stock from the exercise of options resulting in net proceeds of $568,552. In addition, 16,695 shares were issued through the cancellation of 7,397 options, resulting in compensation expense of $133,555; and 8,800 shares issued to acquire certain technology pursuant to a license agreement.

During 1998, the Company received $460,476 of net cash proceeds from the issuance of 70,489 shares of common stock from the exercise of options and warrants, as follows: the issuance of 36,600 shares of common stock from the exercise of options resulting in net proceeds of $217,476; and the issuance of 33,889 shares of common stock from the exercise of warrants resulting in net proceeds of $233,000. The Company also issued 688,673 shares of common stock pursuant to the exercise of the remaining outstanding redeemable prepaid warrant. In addition, the Company received $10,000 from the issuance of the Class A Warrant and Class B Warrant. (note 8(f)).

   (b)  Options, Warrants and Unit Purchase Warrants

   (i)  Options

In 1992, the shareholders approved a stock option plan (1992 Stock Option
Plan) which provides for the granting of both incentive stock options at the fair market value at the date of grant and nonqualified stock options at or below the fair market value at the date of grant to employees or non-employees who, in the determination of the Board of Directors, have made or may make significant contributions to the Company in the future. The Company has reserved 468,750 shares of its common stock for issuance under this plan. In 1994 and 1996, the Company's shareholders approved an additional 300,000 shares and 450,000 shares, respectively, for issuance under this plan. As of December 31, 1998, no options were available for issuance under this Plan.

In 1998, the shareholders approved a stock option plan (1998 Stock Option
Plan) which provides for the granting of both incentive stock options at the fair market value at the date of grant and nonqualified stock options at or below the fair market value at the date of grant to employees or non-employees who, in the determination of the Board of Directors, have made or may make significant contributions to the Company in the future. The Company may also award stock appreciation rights or restricted stock under this plan. The Company has reserved 540,000 shares of its common stock for issuance under this plan. As of December 31, 1998, awards for 76,248 shares of common stock were available for issuance under this Plan.

At the discretion of the Board of Directors, options expire in ten years or less from the date of grant and are generally fully exercisable upon grant. Full payment of the exercise price may be made in cash or in shares of common stock valued at the fair market value thereof on the date of exercise, or by agreeing with the Company to cancel a portion of the exercised options. During 1998, options were exercised that resulted in the issuance of 36,600 shares of common stock.

Activity in stock options is summarized below:

                              Number of Shares       Weighted Average
                              Subject to Option      Exercise Price

Balance at December 31, 1995      764,940                $  7.83
   Granted                        327,400                $  8.24
   Cancelled                      (52,371)               $  3.14
   Exercised                     ( 54,066)               $  2.98

Balance at December 31, 1996      985,903                $  8.20
   Granted                        195,800                $  6.00
   Cancelled                       (8,397)               $  3.77
   Exercised                     (102,395)               $  5.95

Balance at December 31, 1997    1,070,911                $  8.05
   Granted                        526,300                $  7.23
   Cancelled                      (65,452)               $  8.53
   Exercised                     ( 36,600)               $  5.94

Balance at December 31, 1998    1,495,159                $  7.79

The outstanding options have a weighted-average contractual life of 7.71 years at December 31, 1998. At December 31, 1998, the number of options exercisable was 1,467,359 at a weighted average exercise price of $7.80 per share. These options are exercisable at a range of prices from $3.73 to $14.85 per share. The remaining 27,800 options become exercisable during 1999.

The per share weighted average fair value of warrants issued to directors and stock options granted during 1998, 1997 and 1996 were approximately $3.27, $2.92 and $3.51, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:


                  Expected          Risk-Free       Expected Stock Expected Life
Grant Date        Dividend Yield    Interest Rate   Volatility     in Years
December 1998          0 %             4.540%         57.980%          3.50
August 1998            0 %             5.135%         55.330%          3.50
June 1998              0 %             5.505%         56.582%          3.50
June 1997              0 %             6.260%         57.430%          3.75
November 1996          0 %             5.790%         49.920%          3.50
June 1996              0%              6.530%         50.820%          3.50

The Company applies APB Opinion No. 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized for its stock options and warrants in the financial statements as the exercise price of such instruments were equal to the fair value of the Company's common stock at the date of grant. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:



                                           1998          1997          1996

Net loss                As reported  $ (2,617,941) $ (3,229,445) $ (2,474,838)
                        Pro forma    $ (4,409,868) $ (3,731,702) $ (3,747,886)

Basic and diluted net
 loss per common share  As reported       $ (0.24)      $ (0.32)      $ (0.25)
                        Pro forma         $ (0.41)      $ (0.37)      $ (0.38)

Pro forma net loss reflects only options and warrants granted since January 1, 1995. Therefore, the full impact of calculating compensation cost for stock options and warrants under Statement 123 is not reflected in the pro forma net loss amounts presented above because compensation costs for options and warrants granted prior to January 1, 1995 were not considered.

   (ii) Warrants

Activity in warrants is summarized below, excluding the effect of the redeemable prepaid warrant (note 8(e)):

                                       Number of Shares           Exercise
                                 Underlying Warrants Granted      Price

Balance at December 31, 1995             262,412                  1.47-13.50
   Exercised                             (49,687)                  1.47-4.00
   Terminated                           (100,000)                         --
   Issued                                 98,100 (a)              7.38-11.63

Balance at December 31, 1996             210,825                  5.88-13.50
   Exercised                             (26,750)                       7.00
   Terminated                            (13,125)                       6.43
   Issued                                153,778 (b)               6.00-9.60

Balance at December 31, 1997             324,728                 $5.88-13.50
   Exercised                             (33,889)                  7.00-7.20
   Terminated                            (50,000)                 8.72-11.63
   Issued                                 65,500 (c)                    8.25
Balance at December 31, 1998             306,339                 $5.88-13.50

(a) Represents warrants to purchase 5,600 shares at $9.625 per share and 30,000 shares at $7.375 per share issued to two directors of the Company and redeemable warrants to purchase 31,250 shares at $8.72 per share and 31,250 shares at $11.625 per share issued to institutional investors in a private placement of the Company's common stock.

(b) Represents warrants to purchase 26,000 shares at $6.00 per share issued to two directors of the Company; redeemable warrants to purchase 13,889 shares at $7.20 per share and 13,889 shares at $9.60 per share issued to institutional investors in a private placement of the Company's common stock; and warrants to purchase 100,000 shares at $7.00 per share in payment for investor relations services provided to the Company, which vested 25,000 shares per quarter commencing April 1, 1997.

(c) Represents Class B Warrant to purchase 65,500 shares at $8.25 per share issued to an institutional investor in a private placement. An additional 65,500 shares may be issuable under such Class B Warrant under certain conditions. See note 8(f).

Warrants generally expire from two to ten years from the date of issuance. At December 31, 1998, the number of warrants exercisable was 264,339 at a weighted average exercise price of $6.93 per share.

   (iii)     Unit Purchase Warrants

In connection with the 1991 public offering of the Company's common stock, 7,800 unit purchase warrants rights remained outstanding at the end of 1995. Such unit purchase warrants enable the holders to purchase
29,249 shares of common stock at an effective exercise price of $5.40 per share. During 1996 all of these unit purchase warrants were exercised.

   (c)  Treasury Stock

During 1998, the Company purchased in the open market and subsequently retired 118,600 shares of treasury stock with an aggregate cost of $747,716. During 1997, the Company purchased in the open market and subsequently retired 17,000 shares of treasury stock with an aggregate cost of $126,637. During 1996, the Company purchased in the open market and subsequently retired 10,000 shares of treasury stock with an aggregate cost of $78,841.

   (d)  Restricted Stock

In connection with a license agreement entered into during 1996 pursuant to which certain technology was licensed to the Company, the Company agreed to issue to the licensor 8,800 shares of its common stock as a licensing fee. These shares, which were issued in 1997, were discounted based upon restrictions on transferability and $46,970 was charged to expense in 1996.

   (e)  Redeemable Prepaid Warrant

In October 1997, a group of institutional investors invested $5,000,000 in equity capital through the private placement of a redeemable prepaid common stock warrant. The warrant, which is redeemable by the Company or the investors under certain defined circumstances, is exercisable over its five-year term only in the form of issuance of common stock at an exercise price which fluctuates with market conditions. The net proceeds of the private placement after deducting professional fees of $373,015 were $4,626,985. This redeemable prepaid warrant was fully exercised by the holders by July 22, 1998 and is no longer outstanding. In connection with the redeemable prepaid warrant, 688,673 and 122,685 shares of common stock were issued in 1998 and 1997, respectively.

   (f)  Class A and Class B Warrants

   On October 1, 1998, the Company announced that Ailouros Ltd., a London-based institutional money management fund, has committed to purchase up to $15 million worth of common stock of Research Frontiers through December 31, 2001. This commitment is in the form of a Class A Warrant issued to Ailouros Ltd. which gives Research Frontiers the option in any three-month period to deliver a put notice to Ailouros requiring them to purchase an amount of common stock specified by Research
Frontiers at a price equal to the greater of (A) 92% of the seven-day average trading price per share of common stock, or (B) a minimum or "floor" price per share set by Research Frontiers from time to time. The pricing is subject to an overall cap of $15 per share. However, Research Frontiers is not required to sell any shares under the agreement. Before the beginning of each of a series of three-month periods specified by the Company, the Company determines the amount of common stock that the Company wishes to issue during such three-month period. The Company also sets the minimum selling or "floor" price, which can be reset by the Company in its sole discretion prior to the beginning of any subsequent three-month period. Therefore, at the beginning of each three-month period, the Company will determine how much common stock, if any, is to be sold (the amount of which can range from $0 to $1.5 million during such three-month period), and the minimum selling price per share.

   In connection with the financing, the Company also issued Ailouros Ltd. a Class B Warrant which expires on September 30, 2008. The Class
B Warrant is exercisable at $8.25 per share which represents 120% of average of the closing bid and ask price of the Company's common stock on the date of the Class B Warrant's issuance. The Class B Warrant is initially exercisable into 65,500 shares. If the Company has not sent Ailouros at least three put notices by December 31, 2001, under certain circumstances the Class B Warrant will be exercisable into an additional 65,500 shares. Ailouros paid the Company $10,000 upon issuance of the Class A Warrant and the Class B Warrant.

(9)     License and Other Agreements

The Company has entered into a number of license agreements and one option agreement covering potential products using the Company's SPD technology. Although the Company may receive minimum annual royalties under certain of these licenses, to date no products have been sold resulting in earned royalties under these license agreements.

The following table summarizes the Company's license and option agreements as of December 31, 1998 and the year they were entered into:

Licensee or Optionee          Products Covered                      Territory

General Electric Company     SPD film for other licensees and       Worldwide
                             prospective licensees (1995)

Glaverbel, S.A.              Automotive vehicle rear-view mirrors,  Worldwide
                             transportation vehicle sun visors,    (except Korea
                             and architectural windows  (1996)      for windows)

Hankuk Glass Industries Inc. Broad range of SPD light control products Worldwide including windows, flat panel displays,
                             automotive vehicle rear-view mirrors,
                             sun visors, and sunroofs; SPD film for
                             licensees and prospective licensees (1997)

Japan Steel Works Ltd. and   Windows (1989)                            Japan
Central Glass Company Ltd.

Material Sciences Corp.      Architectural and automotive windows,     Worldwide
                             SPD film for other licensees, prospective licensees and architectural and automotive window companies (1997)

Vision-Ease Lens Azusa, Inc. Eyewear (1997)                           Worldwide

Saint Gobain Vitrage, S.A.   Architectural Windows (option) (1994)    Worldwide
                                                                   (except Korea
                                                              and South America)

Sanyo Electric Co., Ltd.     Flat panel displays (1995)              Worldwide

Licensees will pay Research Frontiers a 3-10% royalty on the sale of licensed products, and may also be required to pay the Company minimum annual royalties. Research Frontiers' license agreements typically allow the licensee to terminate the license after some period of time, and give Research Frontiers only limited rights to terminate before the license expires. Most licenses are non-exclusive and generally last as long as the Company's patents remain in effect. The license granted to Hankuk Glass Industries is exclusive within Korea for certain applications through December 2004. Vision-Ease's license for eyewear is exclusive during the term of the license.

        (10)    Commitments

The Company has an employment agreement with one of its officers which provides for an annual base salary of $345,515 through December 31, 1999.

The Company occupies premises under an operating lease agreement which expires on January 31, 2004 and requires minimum annual rent which rises over the term of the lease to approximately $113,500. Rent expense, including other expenses, amounted to approximately $131,000, $127,000 and $139,000 for 1998, 1997 and 1996, respectively.

        (11)    Contingency

On March 25, 1999, the Company was served with a summons in an action brought in the Supreme Court of the State of New York, County of Nassau, by Jean Thompson in her individual capacity and as Executrix of the estate of Robert I. Thompson, a former officer and director of the Company. The action does not seek monetary damages and essentially seeks a declaration that certain common stock of the Company securing loans made to Mr.
Thompson are not available as collateral to secure such loans.  The
Company has referred this matter to outside counsel and does not believe that the action has merit, or, if the declaratory relief sought in the action is granted, that this would have a material adverse impact on the financial position, operations or liquidity of the Company.

EXHIBIT 10.5.3

                     THIRD AMENDMENT TO LEASE

          THIS AGREEMENT made the 14th day of July, 1998, by and between INDUSTRIAL & RESEARCH ASSOCIATES CO., with offices at 7600 Jericho Turnpike, Woodbury, New York 11797, hereinafter referred to as the "LANDLORD" and RESEARCH FRONTIERS INCORPORATED, with offices at 240 Crossways Park Drive, Woodbury, New York 11797, hereinafter referred to as the "TENANT".

                      W I T N E S S E T H :

          WHEREAS, the parties have heretofore on or about the 7th day of November, 1986, entered into a certain agreement of lease which was amended the 26th day of November, 1991 and the 11th day of March, 1994, for certain premises located at 240 Crossways Park Drive, Woodbury, New York 11797 and

          NOW, THEREFORE, in consideration of One Dollar and other good and valuable consideration, each in hand paid to the other, the receipt whereof is hereby acknowledged and in further consideration of the mutual covenants contained herein, it is agreed as follows:

          FIRST: The term of this lease shall be extended for a period of five (5) years and shall terminate on January 31, 2004.

          SECOND: LANDLORD, at LANDLORD'S sole cost and expense, shall provide all work as noted on the floor plan and work letter attached hereto as Exhibits "A" and "B" respectively. Such work shall be ready for occupancy approximately thirty (30) days after the commencement of the renovations at which time LANDLORD shall "substantially complete" in good workmanlike order and in compliance with all applicable laws, regulations, ordinances and building codes, the work as per the plan and work letter attached. "Substantially complete" shall mean to be so completed as to allow TENANT to lawfully occupy the premises and continue its normal course of business without interference by the LANDLORD'S workmen. All "Punch List" items (consisting of minor decorative items) shall be completed within thirty
(30) days of occupancy of the Demised Premises.

          THIRD: Commencing the 1st day of February 1999,
TENANT shall pay an Annual Basic Rent based upon the following schedule:

        TERM           BASIC ANNUAL RENT          MONTHLY RENT
02/01/99 - 01/31/00      $105,404.00               $8,783.67
02/01/00 - 01/31/01      $107,431.00               $8,952.58
02/01/01 - 01/31/02      $109,458.00               $9,121.50
02/01/02 - 01/31/03      $111,485.00               $9,290.42
02/01/03 - 01/31/04      $113,512.00               $9,459.33
(Replaces previous rent schedules.)

          FOURTH:  Section "Fifth" of the Second Amendment to
Lease shall be revised to read as follows: "...TENANT shall pay to the LANDLORD on the first of each month the sum of $2,027.00 per month for taxes incurred..."

          FIFTH: Should TENANT be desirous of any additional space within the building, TENANT shall notify the LANDLORD in writing. LANDLORD shall then respond within fifteen (15) days of receipt of said notice as to whether or not there shall be any space coming available within the building within the next six (6) month period. If any space shall become available within said six (6) month period, LANDLORD and TENANT shall meet in an effort to negotiate the applicable business terms for the TENANT'S expansion.

          SIXTH: The foregoing provisions are intended to modify said lease only in the foregoing respects and such modifications and the terms hereof as herein set forth are to be strictly construed. It is further agreed that except as hereinabove provided all of the terms, covenants and conditions of said lease dated the 7th day of November, 1986 and amended the 26th day of November, 1991 and the 11th day of March, 1994, shall continue to remain in full force and effect as therein written and shall be read and construed together with this instrument.

     IN WITNESS WHEREOF, the parties hereto have hereunto set their hands and seals the day and year first above written.

INDUSTRIAL & RESEARCH ASSOCIATES CO.

By: /s/  Peter Tilles


RESEARCH FRONTIERS INCORPORATED

By: /s/ Robert L. Saxe
        Robert L. Saxe, President