Form 10-Q
period 1999-03-31
RESEARCH FRONTIERS INC
filed 1999-05-14
CIK 793524

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

 For Quarter Ended March 31, 1999    Commission File No.  1-9399

                   RESEARCH FRONTIERS INCORPORATED
         (Exact name of registrant as specified in charter)


                        Delaware                   11-2103466
     (State of incorporation or organization)    (IRS Employer
                                              Identification No.)

     240 Crossways Park Drive, Woodbury, N.Y.           11797
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

                      Yes    X          No    __

               Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
     As of May 13,1999 there were outstanding 10,955,780 shares of Common Stock, par value $0.0001 per share.

                     RESEARCH FRONTIERS INCORPORATED

                             Balance Sheets

                                                    March 31,1999
                    Assets                         (Unaudited)      Dec.31,1998

Current assets:
 Cash  and cash equivalents                          $4,823,633      5,403,283
 Marketable investment securities-held-to-maturity    1,189,386      1,189,386
 Accrued interest and dividends receivable               16,088          3,071
 Royalty receivable                                      50,000             --
 Prepaid expenses and other current assets              163,279        132,713
             Total current assets                     6,242,386      6,728,453

Fixed assets, net                                       253,553        269,084
Deposits and other assets                                23,754         23,754

             Total assets                  $          6,519,693      7,021,291

     Liabilities and Shareholders' Equity

Current liabilities:
 Accounts payable                                       117,958        115,418
 Deferred revenue                                        65,625         56,250
 Accrued expenses                                        93,970        109,134

              Total liabilities                         277,553        280,802

Shareholders' equity:
 Capital stock, par value $0.0001 per share; authorized
  100,000,000 shares, issued and outstanding 10,952,930
  shares and 10,929,041 shares                            1,095          1,093
 Additional paid-in capital                          34,173,540     33,982,066
 Accumulated deficit                                (27,047,534)   (26,357,709)
                                                      7,127,101      7,625,450

 Notes receivable from officers                        (884,961)      (884,961)

 Total shareholders' equity                           6,242,140      6,740,489

   Total liabilities and shareholders' equity      $  6,519,693      7,021,291

See accompanying notes to financial statements.




                     RESEARCH FRONTIERS INCORPORATED

                        Statements of Operations

                               (Unaudited)






                                        Three months ended
                               March 31,1999       March 31,1998

Fee income                     $      50,625              50,000

Operating expenses                   376,039             456,322

Research and development             430,838             513,794

                                     806,877             970,116

      Operating loss                (756,252)           (920,116)


Net investment income                 66,427             111,307

      Net loss                  $   (689,825)           (808,809)

Basic and diluted net loss
 per common share               $       (.06)               (.08)

Weighted average number of
 common shares outstanding        10,940,549          10,641,112


  See accompanying notes to financial statements.

                    RESEARCH FRONTIERS INCORPORATED

                       Statements of Cash Flows

                              (Unaudited)


                                                        Three months ended
                                                   March 31,1999  March 31, 1998

Cash flows from operating activities:
  Net loss                                           $  (689,825)      (808,809)
  Adjustments to reconcile net loss to net cash used in operating activities:

    Depreciation and amortization                         19,884         29,221
    Expense relating to issuance of warrants
      for services performed                                  --         27,058
    Changes in assets and liabilities:
      Royalty receivable                                 (50,000)       (50,000)
      Accrued interest and dividends receivable          (13,017)       (43,030)
      Prepaid expenses and other current assets          (30,566)        19,017
      Deposits and other assets                               --         10,000
      Deferred revenue                                     9,375             --
      Accounts payable & accrued expenses                (12,624)      (186,736)

   Net cash used in operating activities                (766,773)    (1,003,279)

Cash flows from investing activities:
  Proceeds from maturity of treasury securities               --      2,961,207
  Purchase of fixed assets                                (4,353)       (39,411)

   Net cash provided by (used in) investing activities    (4,353)     2,921,796

Cash flows from financing activities:
  Proceeds from issuances of common stock                264,001        158,000
  Purchase of treasury stock                             (72,525)            --

   Net cash provided by financing activities             191,476        158,000

Net increase (decrease) in cash and cash equivalents    (579,650)     2,076,517

Cash and cash equivalents at beginning of year         5,403,283      2,157,687

Cash and cash equivalents at end of period           $ 4,823,633      4,234,204


See accompanying notes to financial statements.


                RESEARCH FRONTIERS INCORPORATED
                 Notes to Financial Statements
                         March 31, 1999
                          (Unaudited)

Basis of Presentation

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods to which the report relates. The results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year. The notes included herein should be read in conjunction with the notes to the financial statements of the Company as of December 31, 1998 and for the three years then ended, included in the Company's Annual Report on Form 10-K.

Business

Research Frontiers Incorporated (the Company) operates in a single segment which is engaged in the development and marketing of technology and devices to control the flow of light. Such devices, often referred to as "light valves" or suspended particle devices (SPDs), use microscopic particles that are either incorporated within a liquid suspension or a film, which is usually enclosed between two glass or plastic plates, having transparent, electrically conductive coatings on the facing surfaces thereof. At least one of the two plates is transparent.

Deferred Revenue

The Company has entered into a number of license agreements covering potential products. The Company receives minimum annual royalties under certain license agreements and records fee income for the amounts earned by the Company. Certain of the fees are paid to the Company in advance of the period in which they are earned resulting in deferred revenue.

Issuance of Common Stock

For the three months ended March 31, 1999, the Company received
$264,001 of net cash proceeds from the issuance of 33,889 shares of common stock from the exercise of warrants. For the three months ended
March 31, 1998, the Company received $158,000 of net cash proceeds from the issuance of 3,000 shares of common stock issued upon the exercise of options resulting in net proceeds of $18,000 and the issuance of 20,000 shares of common stock issued upon the exercise of warrants resulting in net proceeds of $140,000. The Company also issued 471,862 shares of common stock pursuant to the exercise of a redeemable prepaid warrant during the three months ended March 31, 1998.

Comprehensive Income

The Company accounts for its comprehensive income under the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." (Statement 130). Statement 130 requires that companies disclose comprehensive income, which includes net income, foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Because the Company did not have any foreign currency translation adjustments, minimum pension liability adjustments, or unrealized gains or losses on marketable securities classified as available-for-sale for the three months ended March 31, 1999 and 1998, the Company's comprehensive loss equaled the net loss of $689,825 and $808,809 respectively.

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

             Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Results of Operations for the Three Month Periods Ended March 31, 1999 and 1998

The Company's fee income from licensing activities for the first three months of 1999 was $50,625 as compared to $50,000 for the first three months of 1998.

Operating expenses decreased by $80,283 for the first three months of 1999 to $376,039 from $456,322 for the first three months of 1998. This decrease was primarily the result of decreased public relations, payroll, depreciation, office and consulting expenses offset by increased insurance, rent, travel and stock listing expenses.

Research and development expenditures decreased by $82,956 to $430,838 for the first three months of 1999 from $513,794 for the first three months of 1998. This decrease was primarily the result of decreased research-related salaries, patent expenses and lower costs for materials, offset by increased consulting expenses.

The Company's net gain from its investing activities for the first quarter of 1999 was $66,427, as compared to a net gain from its investing activities of $111,307 for the first quarter of 1998. This difference was primarily due to higher level average investment balances in the first quarter of 1998 compared to the first quarter of 1999 as a result of the Company receiving $5.0 million towards the end of 1997 in connection with the issuance of the redeemable prepaid warrant.

As a consequence of the factors discussed above, the Company's net loss was $689,825 ($0.06 per share) for the first three months of 1999 as compared to $808,809 ($0.08 per share) for the first three months of 1998.

Financial Condition, Liquidity and Capital Resources

During the first three months of 1999, the Company's cash balance decreased by $579,650 principally as a result of cash used to fund the Company's net loss of $689,825, changes in working capital of $96,832, and the purchase of 10,000 shares of treasury stock for $72,525 (which shares were subsequently retired), offset by the sale of common stock of $264,001 from the exercise of warrants, the proceeds of which have been invested by the Company in short-term U.S. Treasury money market funds. At March 31, 1999, the Company had working capital of $5,964,833 and its shareholders' equity was $6,242,140.

The Company expects to use its cash and the proceeds from maturities of its investments to fund its research and development of SPD light valves and for other working capital purposes. The Company's working capital and capital requirements depend upon numerous factors, including the results of research and development activities, competitive and technological developments, the timing and cost of patent filings, the development of new licensees and changes in the Company's relationships with its existing licensees. The degree of dependence of the Company's working capital requirements on each of the foregoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements; the addition of new licensees may provide additional working capital or working capital requirements, and changes in relationships with existing licensees would have a favorable or negative impact depending upon the nature of such changes. Based upon existing levels of expenditures, assumed ten percent annual increases therein, existing cash reserves and budgeted revenues, the Company believes that it would not require additional funding for at least the next two years (without giving effect to any new financing raised). There can be no assurance that expenditures will not exceed the anticipated amounts or that additional financing, if required, will be available when needed or, if available, that its terms will be favorable or acceptable to the Company. Eventual success of the Company and generation of positive cash flow will be dependent upon the commercialization of products using the Company's technology by the Company's licensees and payments of continuing royalties on account thereof.

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


Date: May 14, 1999