Form 10-Q
period 1999-06-30
RESEARCH FRONTIERS INC
filed 1999-08-10
CIK 793524

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

   For Quarter Ended June 30, 1999    Commission File No.  1-9399

                   RESEARCH FRONTIERS INCORPORATED
         (Exact name of registrant as specified in charter)


                    Delaware                         11-2103466
     (State of incorporation or organization)    (IRS Employer
                                              Identification No.)

     240 Crossways Park Drive, Woodbury, N.Y.           11797
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

                      Yes    X          No    __

               Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
     As of August 10,1999, there were outstanding 11,042,938 shares of Common Stock, par value $0.0001 per share.



                     RESEARCH FRONTIERS INCORPORATED

                             Balance Sheets

                                                      June 30,1999
                    Assets                             (Unaudited) Dec.31,1998

Current assets:
 Cash  and cash equivalents                        $     4,003,434   5,403,283
 Marketable investment securities-held-to-maturity       1,215,795   1,189,386
 Accrued interest and dividends receivable                   3,318       3,071
 Royalty receivable                                         50,000          --
 Prepaid expenses and other current assets                 206,376     132,713
      Total current assets                               5,478,923   6,728,453

Fixed assets, net                                          244,470     269,084
Deposits and other assets                                   23,754      23,754

      Total assets                            $          5,747,147   7,021,291

     Liabilities and Shareholders' Equity

Current liabilities:
 Accounts payable                                           83,545     115,418
 Deferred revenue                                           25,000      56,250
 Accrued expenses                                          108,787     109,134

       Total liabilities                                   217,332     280,802

Shareholders' equity:
 Capital stock, par value $0.0001 per share;
  authorized 100,000,000 shares, issued and
  outstanding 10,995,680 shares and 10,929,041 shares        1,100       1,093
 Additional paid-in capital                             34,457,825  33,982,066
 Accumulated deficit                                   (28,044,149)(26,357,709)
                                                         6,414,776   7,625,450

 Notes receivable from officers                           (884,961)   (884,961)

       Total shareholders' equity                        5,529,815   6,740,489

       Total liabilities and shareholders' equity   $    5,747,147   7,021,291

See accompanying notes to financial statements




                     RESEARCH FRONTIERS INCORPORATED

                        Statements of Operations

                               (Unaudited)


                                  Six months ended         Three months ended

                            June 30,1999 June 30,1998  June 30,1999 June 30,1998

Fee income               $       91,250       50,000   $    40,625           --

Operating expenses              801,973      878,042       425,934      421,720

Purchase of patents             289,177           --       289,177           --

Research and development        812,638      847,067       381,800      333,273

                              1,903,788    1,725,109     1,096,911      754,993

         Operating loss      (1,812,538)  (1,675,109)   (1,056,286)    (754,993)

Net investment income           126,098      210,801        59,671       99,494

Other income, net                    --       91,379            --       91,379

Interest income on note              --        7,600            --        7,600
 receivable from officer

Net loss                   $ (1,686,440)  (1,365,329)    $(996,615)    (556,520)

Basic and diluted net loss
  per common share         $       (.15)        (.13)    $    (.09)        (.05)

Weighted average number of
 common shares outstanding   10,949,096   10,765,498    10,957,549   10,888,517




  See accompanying notes to financial statements.



                    RESEARCH FRONTIERS INCORPORATED
                       Statements of Cash Flows
                              (Unaudited)
                                                            Six months ended
                                                       June 30,1999 June 30,1998

Cash flows from operating activities:
 Net loss                                            $  (1,686,440)  (1,365,329)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization                          40,341       59,480
     Expense relating to issuance of warrants
       for services performed                                4,584       27,058
     Cashless exercise of warrants                          21,820           --
     Changes in assets and liabilities:
       Royalty receivable                                  (50,000)     (50,000)
       Accrued interest and dividends receivable              (247)      20,084
       Prepaid expenses and other current assets           (73,663)    (118,533)
       Deposits and other assets                                --       53,621
       Deferred revenue                                    (31,250)          --
       Accounts payable & accrued expenses                 (32,220)    (198,164)

       Net cash used in operating activities            (1,807,075)  (1,571,783)

Cash flows from investing activities:
 Proceeds from maturity of treasury securities           1,189,386    7,499,185
 Purchases of treasury securities                       (1,215,795)  (4,586,329)
 Purchases of fixed assets                                 (15,727)     (49,571)

Net cash provided by (used in) investing activities        (42,136)   2,863,285

Cash flows from financing activities:
 Net proceeds from issuances of common stock               614,837      158,000
 Repayment of loans to officers                                 --       30,000
 Purchase of treasury stock                               (165,475)     (18,674)

      Net cash provided by financing activities            449,362      169,326

Net increase (decrease) in cash and cash equivalents    (1,399,849)   1,460,828

Cash and cash equivalents at beginning of year           5,403,283    2,157,687

Cash and cash equivalents at end of period             $ 4,003,434    3,618,515



See accompanying notes to financial statements.

                RESEARCH FRONTIERS INCORPORATED
                 Notes to Financial Statements
                         June 30, 1999
                          (Unaudited)
Basis of Presentation

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods to which the report relates. The results of operations for the six-month period ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year. The notes included herein should be read in conjunction with the notes to the financial statements of the Company as of December 31, 1998 and for the three years then ended, included in the Company's Annual Report on Form
10-K.

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

Patent Costs

The Company expenses costs relating to the development or acquisition of patents due to the uncertainty of the recoverability of these items.

Deferred Revenue

The Company has entered into a number of license agreements covering potential products. The Company receives minimum annual royalties under certain license agreements and records fee income for the amounts earned by the Company. Certain of the fees are paid to the Company in advance of the period in which they are earned resulting in deferred revenue.

Shareholder's Equity

Issuance of Common Stock
For the six months ended June 30, 1999, the Company received $614,837 of net cash proceeds from the issuance of 85,289 shares of common stock from the exercise of warrants. In addition, 2,850 shares were issued through the cancellation of 33,250 warrants, resulting in public relations expense of $21,820.

For the six months ended June 30, 1998, the Company received $158,000 of net cash proceeds from the issuance of 3,000 shares of common stock issued upon the exercise of options resulting in net proceeds of $18,000 and the issuance of 20,000 shares of common stock issued upon the exercise of warrants resulting in net proceeds of $140,000. The Company also issued 598,768 shares of common stock pursuant to the exercise of a redeemable prepaid warrant during the six months ended June 30, 1998.

Treasury Stock
For the six months ended June 30, 1999, the Company purchased in the open market and subsequently retired 21,500 shares of treasury stock with an aggregate cost of $165,475. For the six months ended June 30, 1998, the Company purchased in the open market and subsequently retired 3,000 shares of treasury stock with an aggregate cost of $18,674.

Issuance of Warrants
For the six months ended June 30, 1999, the Company issued warrants to purchase 50,000 shares at prices ranging from $9.00 to $21.00 per share in payment for investor relations services provided to the Company, which vested 10,000 shares per quarter commencing April 1, 1999. The
Company recorded $4,584 of expense in connection with the issuance of these warrants.

Comprehensive Income

The Company accounts for its comprehensive income under the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." (Statement 130). Statement 130 requires that companies disclose comprehensive income, which includes net income, foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Because the Company did not have any foreign currency translation adjustments, minimum pension liability adjustments, or unrealized gains or losses on marketable securities classified as available-for-sale, for the six months ended June 30, 1999 and 1998, comprehensive loss equaled the net loss of $1,686,440 and $1,365,329, respectively.

Amendment to Stock Option Plan

At the Company's Annual Meeting of Stockholders held on June 10, 1999, the Company's stockholders approved an amendment to the Company's
1998 Stock Option Plan increasing the number of shares of common stock which may be issued upon the exercise of options and other awards granted under the 1998 Stock Option Plan by 545,000 shares.

Contingency

On March 25, 1999, the Company was served with a summons in an action brought in the Supreme Court of the State of New York, County of Nassau, by Jean Thompson in her individual capacity and as Executrix of the estate of Robert I. Thompson, a former officer and director of the Company. The action did not seek monetary damages and essentially sought a declaration that certain common stock of the Company securing loans made to Mr. Thompson are not available as collateral to secure such loans. In a settlement agreement dated June 30, 1999, the Company settled this action. Under the settlement agreement, among other things, the parties agreed that Jean Thompson and the estate of Robert I. Thompson would pay off the $732,000 in loans made by the Company from 1993 to 1997 by paying the Company $345,000 in cash, and delivering to the Company for cancellation 38,467 shares of common stock and options to purchase
181,447 shares of common stock.

             Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Results of Operations for the Six Month Periods Ended June 30, 1999 and 1998

The Company's fee income from licensing activities for the first six months of 1999 was $91,250 as compared to fee income of $50,000 for the first six months of 1998.

Operating expenses decreased by $76,069 for the first six months of 1999 to $801,973 from $878,042 for the first six months of 1998. This decrease was primarily the result of decreased public relations, payroll, depreciation, office and consulting expenses offset by increased professional fees, insurance, rent, travel and stock listing expenses.

Research and development expenditures decreased by $34,429 to $812,638 for the first six months of 1999 from $847,067 for the first six months of 1998. This decrease was primarily the result of lower costs for materials and lower depreciation expenses, offset by higher research-related salaries and consulting expenses.

During the first half of 1999, the Company purchased 74 patents and patent applications from Glaverbel S.A. covering various inventions relating to SPD technology for which a lump-sum payment of $289,177 was made.
In accordance with the Company's accounting policy, such amount was expensed.

The Company's net gain from its investing activities for the first six months of 1999 was $126,098, as compared to a net gain from its investing activities of $210,801 for the first six months of 1998. This difference was primarily due to a higher level of average investment balances in the first half of 1998 compared to the same period in 1999 as a result of the Company receiving $5.0 million towards the end of 1997 in connection with the issuance of the redeemable prepaid warrant.

During the first six months of 1998, the Company received $135,000 of key man life insurance proceeds payable on the death of its former Executive Vice President, Robert I. Thompson. This resulted in the Company recording non-recurring other income of $91,379 during the first six months of 1998 representing the difference between the amount received by the Company and the cash surrender value of such life insurance policy that was previously recorded on the Company's balance sheet.

As a consequence of the factors discussed above, the Company's net loss was $1,686,440 ($0.15 per share) for the first six months of 1999 as compared to $1,365,329 ($0.13 per share) for the first six months of 1998.

Results of Operations for the Three Month Periods Ended June 30, 1999 and 1998

The Company earned $40,625 in fee income during the second quarter of 1999, as compared to no fee income for the second quarter of 1998.

Operating expenses increased by $4,214 for the second quarter of 1999 to $425,934 from $421,720 for the second quarter of 1998. This decrease was primarily the result of increased public relations, professional fees, insurance, rent, travel and stock listing expenses, offset by lower payroll, depreciation, office and consulting expenses.

Research and development expenditures increased by $48,527 to $381,800 for the second quarter of 1999 from $333,273 for the second quarter of 1998. This increase was primarily the result of higher research-related salaries and consulting expenses, offset by lower costs for materials and lower depreciation expenses.

During the second quarter of 1999, the Company purchased 74 patents and patent applications from Glaverbel S.A. covering various inventions relating to SPD technology for which a lump-sum payment of $289,177 was made. In accordance with the Company's accounting policy, such amount was expensed.

The Company's net gain from its investing activities for the second quarter of 1999 was $59,671, as compared to a net gain from its investing activities of $99,494 for the second quarter of 1998. This difference was primarily due to a higher level of average investment balances during 1998 compared to 1999 as a result of the Company receiving $5.0 million towards the end of 1997 in connection with the issuance of the redeemable prepaid warrant.

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

As a consequence of the factors discussed above, the Company's net loss was $996,615 ($0.09 per share) for the second quarter of 1999 as compared to $556,520 ($0.05 per share) for the second quarter of 1998.

Financial Condition, Liquidity and Capital Resources

During the first six months of 1999, the Company's cash and cash equivalent balance decreased by $1,399,849 principally as a result of cash used to fund the Company's net loss of $1,686,440, changes in working capital of $41,669, and the purchase of 21,500 shares of treasury stock for $165,475 (which shares were subsequently retired), offset by the proceeds, net of expenses, from the sale of common stock of $614,837 from the exercise of warrants, the proceeds of which have been invested by the Company in short-term U.S. Treasury money market funds. At June 30,
1999, the Company had working capital of $5,261,591 and its shareholders' equity was $5,529,815.

In a settlement agreement dated June 30, 1999, the Company settled a declaratory judgment action brought on March 25, 1999 in the Supreme Court of the State of New York, County of Nassau, by Jean Thompson in her individual capacity and as Executrix of the estate of Robert I. Thompson, a former officer and director of the Company. The action did not seek monetary damages and essentially sought a declaration that certain common stock of the Company securing loans made to Mr.
Thompson was not available as collateral to secure such loans. Under the settlement agreement, among other things, the parties agreed that Jean Thompson and the estate of Robert I. Thompson would pay off the $732,000 in loans made by the Company from 1993 to 1997 by paying the Company $345,000 in cash, and delivering to the Company for cancellation 38,467 shares of common stock and options to purchase 181,447 shares of common stock.

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


PART II.    OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security-Holders

The Annual Meeting of Stockholders of Research Frontiers Incorporated was held on June 10, 1999. Listed below is a summary of how the 8,312,274 shares voted at the Annual Meeting on the various proposals voted upon and adopted at the Annual Meeting. For the election of Robert
L. Saxe as a Class III member of the Company's Board of Directors, 8,160,227 shares were voted in favor of election, and 152,047 votes were withheld. For the election of Robert M. Budin as a Class III member of the Company's Board of Directors, 8,161,170 shares were voted in favor of election, and 151,104 votes were withheld. For the ratification of the appointment of KPMG LLP as auditors for the 1999 fiscal year, 8,259,180 shares were voted in favor of election, 28,024 shares were voted against, and 25,070 shares abstained from voting. For the adoption of the amendment to the Company's 1998 Stock Option Plan, 7,403,919 shares were voted in favor of election, 789,161 shares were voted against, and 119,194 shares abstained from voting.

Item 5.     Other Information.

On June 11, 1999 Research Frontiers announced that it has purchased from its licensee, Glaverbel, S.A., 74 patents and patent applications relating to the Company's proprietary SPD light control technology. The patents and patent applications specifically relate to automotive rear-view mirrors, electronics for operating SPDs and improved methods of filling SPD cells with liquid suspension, and provide coverage in most major industrial nations of the world. In connection with the granting of a license to Glaverbel in April 1996, Research Frontiers had obtained the option from Glaverbel to purchase such patents and patent applications at or below Glaverbel's reported out-of-pocket expenses incurred to prepare, file and obtain such patents and patent applications. As a result of the purchase, Research Frontiers' worldwide portfolio of SPD patents and patent applications has been expanded from approximately 277 to 351. The
Company believes that the acquisition of Glaverbel's SPD-related patents will substantially strengthen the Company's already strong patent position in SPD technology, and should benefit existing and future licensees for automotive and other applications. One particularly important group of the patents and patent applications purchased covers inventions relating to SPD automotive rear-view mirrors. Automatically self-dimmable rear-view mirrors, which can protect a driver from the glare of a trailing car's headlights, are a safety feature of growing importance in the automotive industry. The rear-view mirror inventions purchased from Glaverbel are especially important because the U.S. Department of Transportation has stated that the system covered by these patents and patent applications would be acceptable for multi-reflectance rear-view mirrors which are normally dark in their unpowered or "off" states.

On June 29, 1999, Research Frontiers announced that Dainippon Ink and Chemicals, Incorporated (DIC), the world's largest manufacturer of organic pigments (with 1998 revenues of U.S. $7.7 billion), has been granted a worldwide non-exclusive license to manufacture and sell to Research Frontiers' authorized licensees, emulsions which will be used to manufacture light-controlling film developed by Research Frontiers and its licensees. The Company believes that this development is a key factor to large-scale commercial production of smart windows and other light control products, and that having one or more reliable sources of the emulsion will simplify the work of the Company's film-making licensees, and should greatly speed up the large-scale availability of SPD films and products using such films. Currently, Research Frontiers has licensed SPD film making to General Electric Company (NYSE: GE), Hankuk Glass
Industries Inc. (which outside of Japan is reportedly Asia's largest flat glass producer), and Material Sciences Corporation (NYSE: MSC), which is the world's second largest producer of specialty window films. These companies, as well as other licensees and prospective licensees of Research Frontiers are expected to benefit from this new agreement. DIC reportedly is one of Japan's most diversified chemical companies, and is the core of the DIC Group which includes nearly 250 subsidiaries and affiliates in Japan and more than 40 other countries of the world. The DIC Group is a global leader in markets for printing inks, organic pigments and resins.

In a settlement agreement dated June 30, 1999, the Company settled a declaratory judgment action brought on March 25, 1999 in the Supreme Court of the State of New York, County of Nassau, by Jean Thompson in her individual capacity and as Executrix of the estate of Robert I. Thompson, a former officer and director of the Company. The action did not seek monetary damages and essentially sought a declaration that certain common stock of the Company securing loans made to Mr.
Thompson was not available as collateral to secure such loans. Under the settlement agreement, among other things, the parties agreed that Jean Thompson and the estate of Robert I. Thompson would pay off the $732,000 in loans made by the Company from 1993 to 1997 by paying the Company $345,000 in cash, and delivering to the Company for cancellation 38,467 shares of common stock and options to purchase 181,447 shares of common stock.

Also as of June 30, 1999, Sanyo Electric Co., Ltd.'s right to use the Company's SPD technology in flat panel displays under Sanyo's 1995 license agreement with Research Frontiers was terminated. Given Sanyo's previously reported dormant status, management and structural changes within Sanyo's LCD division, and the fact that Sanyo's license would not have permitted them to use improvements made in SPD technology since 1995, Research Frontiers does not believe that the termination of this license is material or would otherwise have an adverse impact on the development of flat panel display products using the Company's proprietary SPD technology.

Item 6.    Exhibits and Reports on Form 8-K

  (a)    Exhibits.

10.14 License Agreement effective as of June 25, 1999 between the Company and Dainippon Ink and Chemicals, Incorporated.
       Filed herewith with portions of this document omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission.

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

Date: August 10, 1999

[EXHIBIT 10.14- Certain portions of this document have been omitted in the publicly filed version of this document pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission.]

                         LICENSE AGREEMENT
                              BETWEEN
                  RESEARCH FRONTIERS INCORPORATED
                                AND
             DAINIPPON  INK AND CHEMICALS, INCORPORATED

     This License Agreement ("Agreement") effective as of June 25, 1999 by and between RESEARCH FRONTIERS INCORPORATED, a Delaware corporation ("LICENSOR") and DAINIPPON INK AND CHEMICALS,
INCORPORATED, a corporation formed under the laws of Japan
("LICENSEE"). The "Effective Date" of this Agreement shall be the date which is the last date of formal execution of this Agreement by duly authorized representatives of the parties to this Agreement as indicated on the signature page of this Agreement.

                               RECITALS

     WHEREAS, LICENSOR has been engaged in research and development in the application of physicochemical concepts to Light Valves and SPD Emulsions (both as hereinafter defined) and of methods and apparatus relating to products incorporating such concepts; and is possessed of and can convey information and know-how for such products and rights to manufacture, use and sell such products; and

     WHEREAS, LICENSEE is interested in manufacturing and selling SPD Emulsions used to make Light Valve Film (as hereinafter defined); and

     WHEREAS, LICENSEE desires to acquire from LICENSOR, and LICENSOR desires to grant to LICENSEE, certain rights and licenses with respect to such technology of LICENSOR;

     NOW, THEREFORE, in consideration of the promises and the mutual covenants herein and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties agree as follows.

1    DEFINITIONS.

        The following terms when used herein shall have the respective meanings set forth in this Article 1.

"Authorized User" means LICENSOR and/or any other person or entity listed by LICENSOR on Schedule B hereof. LICENSEE agrees that LICENSOR may amend Schedule B hereof at any time during the term of this Agreement for any reason by sending LICENSEE a written notice of such amendment.
The persons or entities now or hereafter listed on Schedule B may not include all of LICENSOR's current licensees and may include prospective licensees of LICENSOR, and for legal or practical reasons, LICENSOR may restrict the type of SPD Emulsions that may be sold, leased or transferred to such person or entity. LICENSEE agrees that it and its permitted sublicensees hereunder shall cease all sales, leases, or other dispositions of SPD Emulsions to any person or entity whose name is deleted from Schedule B by LICENSOR, unless and until LICENSOR consents in writing to the resumption of such sales, leases or other dispositions (a) immediately upon receipt of any written notice from LICENSOR that any person or entity is no longer included on Schedule B, or (b) if either LICENSEE or its permitted sublicensees becomes aware that any such person or entity listed on Schedule B or otherwise receiving SPD Emulsions is making any improper use of SPD Emulsions, in which case LICENSEE shall promptly notify LICENSOR of such improper use.

"Licensed Territory " means all countries of the world.

"Light Valve" means a variable light transmission device comprising: a cell including cell walls, containing or adapted to contain an activatable material, described hereinafter, such that a change in the optical characteristics of the activatable material affects the characteristics of light absorbed by, transmit-ted through and/or reflected from the cell;means incorporated in or on the cell, or separate therefrom for applying an electric or magnetic field to the activatable material within the cell; and coatings, (including, but not limited to, electrodes), spacers, seals, electrical and/or electronic components, and other elements incorporated in or on the cell. The activatable material, which the cell contains or is adapted to contain, includes in it solid suspended particles, which when subjected to a suitable electric or magnetic field, orient to produce a change in the optical characteristics of the device, and may be either in a liquid suspension, gel, film or other material.

"Light Valve Film" means a film or sheet or more than one thereof comprising a suspension of particles used or intended for use solely in or as a Light Valve. The Light Valve Film shall comprise either (a) a suspension of particles dispersed throughout a continuous liquid phase enclosed within one or more rigid or flexible solid films or sheets,or (b) a discontinuous phase of a liquid comprising dispersed particles, said discontinuous phase being dispersed throughout a continuous phase of a rigid or flexible solid film or sheet. The Light Valve Film may also comprise one or more other layers such as, without limitation, a film, coating or sheet or combination thereof, which may provide the Light Valve Film with (1) scratch resistance, (2) protection from ultraviolet radiation, (3) reflection of infrared energy, and/or (4) electrical conductivity for transmitting an applied electric or magnetic field to the activatable material.

"SPD Emulsions" means any component or components used or usable in or used or usable to make a Light Valve Film, including, but not limited to, particles, particle precursors, coatings, polymers, liquid suspensions and suspending liquids, or any combination thereof.

"Technical Information" means all useful information relating to apparatus, methods, processes, practices, formulas, techniques, procedures, patterns, ingredients, designs and the like including (by way of example) drawings, written recitations of data, specifications, parts, lists, assembly procedures, operating and maintenance manuals, test and other technical reports and the like owned or controlled by LICENSOR, to the extent they exist, that relate to SPD Emulsions and/or to the suspensions used or usable for SPD
Emulsions and that consist of concepts invented or developed by LICENSOR and which are deemed significant by LICENSOR. Know-how of LICENSOR's suppliers and of LICENSOR's other licensees and their sublicensees under licenses from LICENSOR shall not be considered
Technical Information owned or controlled by LICENSOR.

2    GRANT OF LICENSE.

     2.1 License. During the term of this Agreement, LICENSOR hereby grants LICENSEE a non-exclusive right and license to use (a) all of the Technical Information furnished by LICENSOR pursuant to this Agreement, and (b) any invention claimed in (i) any of the unexpired patents now or hereafter listed on Schedule A attached hereto or (ii) unexpired patents which issue from pending patent applications now or hereafter listed in Schedule A, and any continuations, continuations-in-part, divisions, reissues, reexaminations, or extensions thereof to make, and to lease, sell, or otherwise dispose of SPD Emulsions manufactured by LICENSEE pursuant to this Agreement solely to an Authorized User in the Authorized User's permitted territory and for the applications specified and purpose permitted on Schedule B hereof. The license granted pursuant to this Section 2.1 shall be royalty-free. By virtue of the disclosure of Technical Information and training provided by LICENSOR under this Agreement, all SPD Emulsions sold, leased or otherwise disposed of by or for LICENSEE hereunder shall be deemed to have been manufactured at least in part using the Technical Information provided by LICENSOR. The foregoing license is only a license with respect to SPD Emulsions and nothing contained in this Agreement shall permit LICENSEE to make, sell, use or otherwise dispose of Light Valve
Film.

     2.2 No Other Rights. LICENSEE agrees that, except for the specific licenses granted to it under Section 2.1 hereof, LICENSEE has not acquired any rights or licenses under this Agreement to use SPD Emulsions or any components thereof made by or for LICENSEE pursuant to this Agreement except for the purposes of research and development pursuant to Section 4.1 hereof and as specifically licensed in Section 2.1 hereof.

     2.3 Sublicenses. LICENSEE shall have the right to grant non-exclusive sublicenses to any wholly-owned and controlled subsidiary of LICENSEE, whose obligations LICENSEE hereby guarantees, and which acknowledges to LICENSOR in writing that it wishes to become a sublicensee hereunder prior to doing so and agrees to be bound by the terms and conditions of this Agreement. All sublicenses shall (i) be non-exclusive, (ii) shall terminate with the termination of the rights and licenses granted to LICENSEE under Section
2.1 hereof, and be otherwise limited in accordance with the limitations and restrictions which are imposed on the rights and licenses granted to LICENSEE hereunder, (iii) contain confidentiality provisions no less protective than those contained in Section 12.1 hereof, and (iv) shall contain such other terms, conditions, and licenses as are necessary to enable
LICENSEE to fulfill its obligations hereunder. LICENSEE shall send
LICENSOR a copy of every sublicense agreement or other agreement entered into by LICENSEE in connection with a sublicense hereunder within thirty
(30) days of the execution thereof.

3    REPORTS AND RECORD-KEEPING.

     3.1 Reports. Within 45 days after the end of each fiscal quarter, LICENSEE shall send to LICENSOR a quarterly report setting forth in reasonable detail the quantity of SPD Emulsions manufactured each quarter and the amount of SPD Emulsions sold, leased, disposed of, or delivered by or for LICENSEE and its sublicensees during such quarter to Authorized
Users and samples provided to third parties, with the amounts sold or otherwise provided to each Authorized User, including sample recipients, and their identity clearly broken down. The first report submitted under this Agreement shall cover the period from the Effective Date of the Agreement to the end of the first quarter in which SPD Emulsions are produced hereunder. LICENSEE shall also furnish to LICENSOR at the same time it becomes available to any third party, a copy of each brochure, price list, advertisement or other marketing and promotional materials prepared, published or distributed by LICENSEE or its sublicensees relating to SPD Emulsions.

     3.2 Recordkeeping. LICENSEE shall keep and shall cause each sublicensee to keep for six (6) years after the date of submission of each report supported thereby, true and accurate records, files, data and books of accounts that relate to the manufacture, sale or other disposition of SPD Emulsions, reasonably required for the full computation and verification of the information to be given in the statements herein provided for.
LICENSOR and LICENSEE agree that an independent certified public accounting firm (selected by LICENSOR from the largest ten certified public accounting firms in the United States of America) may audit such records, files and books of accounts to determine the accuracy of the statements given by LICENSEE pursuant to Section 3.1 hereof. Such an audit shall be made upon reasonable advance notice to LICENSEE and during usual business hours. The cost of the audit shall be borne by LICENSOR, unless the audit shall disclose a material breach by LICENSEE of any term of this Agreement, or a material inaccuracy in any report provided to LICENSOR by LICENSEE, during the audited period, in which case LICENSEE shall bear the full cost of such audit.

4    OBLIGATIONS OF LICENSOR AND LICENSEE.

     4.1 Development of SPD Emulsions. LICENSOR and LICENSEE shall cooperate to develop initial specifications for SPD Emulsions. LICENSEE shall then use its reasonable efforts to produce SPD Emulsions meeting such specifications for the evaluation and use of LICENSOR and licensees and prospective licensees of LICENSOR, and for use by LICENSEE but only for internal research and development. After consultation with LICENSEE, LICENSOR may at any time propose changes in the size or other specifications of the SPD Emulsions to be produced under this Agreement. LICENSEE agrees to use all commercially reasonable efforts throughout the term of this Agreement, including giving due consideration to the implementation of reasonable processes, procedures or modifications suggested by LICENSOR, to improve the quality of SPD Emulsions.
However, LICENSEE shall be solely responsible for determining the specifications for all SPD Emulsions, and for any improvements therein.

     4.2 LICENSOR Purchases. Upon request of LICENSOR, LICENSEE shall sell and deliver to LICENSOR, SPD Emulsions or components thereof at LICENSEE's prevailing market prices, or if there is no prevailing market price, at a price equal to LICENSEE's direct manufacturing cost for the SPD Emulsions or components thereof purchased by LICENSOR. LICENSEE acknowledges that LICENSOR and its present and/or future licensees (or entities who have been granted the option of entering into license agreements with LICENSOR) may independently manufacture (or have third parties manufacture for them) and sell Light Valve Film or SPD Emulsions under the terms of agreements between them and LICENSOR, or may independently manufacture and sell Light Valve Film or SPD Emulsions which LICENSOR produces, or has produced on its behalf. Nothing contained in this Agreement shall impose any obligation on LICENSOR or any other parties to purchase any SPD Emulsions from LICENSEE. Notwithstanding anything contained herein to the contrary, during the term of this Agreement LICENSOR may provide SPD Emulsions obtained by LICENSOR pursuant to this Section 4.2 to third parties so long as LICENSOR does not receive from the recipient for the provision of such SPD Emulsions any monetary payment in excess of LICENSOR's purchase price plus shipping, administrative, overhead and related costs to such recipient.

     4.3 Compliance. LICENSEE agrees that, without limitation, any manufacture, sale, lease, use or other disposition of SPD Emulsions that is not in strict accordance with (1) the provisions of this Agreement, (2) restrictions on the type of product, or the territory in which such product may be, made, used, sold or otherwise disposed of by or for an Authorized User, or other provisions or restrictions, which are contained in any other agreement in force between LICENSOR and an Authorized User which is known to LICENSEE which relates to Light Valves, SPD Emulsions or Light Valve Film, or (3) with the provisions of any other agreement then in force to which LICENSEE is a party and which relates to Light Valves, SPD Emulsions or Light Valve
Film, shall be deemed a material breach of this Agreement.

     4.4 End Users. LICENSEE agrees to require all direct recipients of SPD Emulsions to whom SPD Emulsions is sold, leased, or otherwise disposed of by LICENSEE or its sublicensees, to look only to LICENSEE and not to LICENSOR or its affiliates for any claims, warranties, or liability relating to such SPD Emulsions. LICENSEE agrees to take all steps to reasonably assure itself that SPD Emulsions sold, leased or otherwise disposed of by or for LICENSEE is being used for permitted purposes only. If a party which is not then listed on Schedule B hereto wishes to obtain samples of SPD Emulsions or to purchase SPD Emulsions from LICENSEE, LICENSEE shall notify LICENSOR and shall refer such party to LICENSOR. If such party enters into a suitable agreement with LICENSOR, LICENSOR shall inform LICENSEE whether such party may then obtain samples or purchase SPD Emulsions from LICENSEE.

     4.5 Laws and Regulations. LICENSEE agrees that it shall be solely responsible for complying with all laws and regulations affecting the manufacture, use and sale or other disposition of SPD Emulsions by LICENSEE and its sublicensees, and for obtaining all approvals necessary from governmental agencies and other entities. LICENSEE agrees to maintain a file of all such approvals and to send LICENSOR a copy of all such approvals (including English translations thereof in the case of approvals required by any foreign country) within 10 business days of any written request for such copies by LICENSOR. LICENSEE represents and warrants to LICENSOR that no approval from any governmental agency or ministry, or from any third party, is required to effectuate the terms of this Agreement or the transactions contemplated hereby.

     4.6  Purchase of Components from Others.   By virtue of the disclosure
of Technical Information and training provided from time to time by LICENSOR to LICENSEE and to its other licensees, and each of their sublicensees and affiliates, any component of a Light Valve, including, without limitation, materials, suspensions, films, polymers, coatings, particle precursors, and particles (each, a "Component"), which LICENSEE or its sublicensees makes, has made for it, or purchases from any third party for use in SPD Emulsions shall be deemed to have been manufactured at least in part using the Technical Information provided by LICENSOR. LICENSEE and its sublicensees each hereby agrees that (i) all Components shall be used only in strict accordance with the provisions of this Agreement, and that such Components may not be used for any other purpose or resold by LICENSEE or its sublicensees except as specifically permitted by the license granted in
Section 2.1 hereof, and (ii) LICENSEE and its sublicensees will only look to the manufacturer or supplier of such Component or other item used by LICENSEE or its sublicensees and not to LICENSOR or its affiliates for any claims, warranties, or liability relating to such Component or other item.

     4.7 Personnel. LICENSEE agrees to assign personnel from its technical staff who shall primarily work on the development of SPD Emulsions during the term of this Agreement.

     4.8 No other obligations. LICENSEE and LICENSOR have no other obligations to each other except as expressly provided in this Agreement.

5    TRADEMARKS.

     5.1 Trademarks. All trademarks or service marks that either party may adopt and use for SPD Emulsions or other products incorporating Light
Valves are and shall remain the exclusive property of the adopting party, and the other party shall not obtain any rights and license to such marks under this Agreement, but may inform others that the adopting party has produced SPD Emulsions or products incorporating Light Valves under such mark or marks. LICENSOR may require LICENSEE or its permitted sublicensees to indicate on packaging that such product is licensed from Research Frontiers
Incorporated or to otherwise include language and/or designations approved by LICENSOR indicating an affiliation with Research Frontiers Incorporated.

6    INSURANCE AND INDEMNIFICATION.

     6.1 Insurance. LICENSEE shall maintain at all times ample product liability and other liability insurance covering its operations relating to the subject matter of this Agreement.

     6.2 Indemnification. LICENSEE, and its affiliates, successors and assigns and sublicensees (each, an "Indemnifying Party"), each hereby indemnify and agree to hold harmless LICENSOR and its shareholders, officers, directors, agents and employees (each, an "Indemnified Party"), against any liability, damage, loss, fine, penalty, claim, cost or expense (including reasonable costs of investigation and settlement and attorneys', accountants' and other experts' fees and expenses) arising out of any action or inaction by any Indemnifying Party relating to this Agreement including an Indemnifying Party's manufacture, sale, use, lease or other disposition of SPD Emulsions, and related materials (other than sales by LICENSEE to LICENSOR pursuant to Section 4.2 hereof), or other use of the information and rights granted hereunder. Any knowledge of LICENSEE's or its sublicensee's activities by LICENSOR or its representatives shall in no way impose any liability on LICENSOR or reduce the responsibilities of LICENSEE hereunder or relieve it from any of its obligations and warranties under this Agreement.

7    FUTURE PATENTS.

     7.1 Future Patents. Each party, at its cost, shall have the right to file patent applications in the United States and in foreign countries covering any invention made by such party.

     7.2 Improvements and Modifications. (a) If during the term of this Agreement, LICENSOR makes any improvements or modifications which are invented or developed by or on behalf of LICENSOR after the Effective Date of this Agreement and on or before December 31, 1999, and which relate in any way to or are useful in the design, operation, manufacture and assembly of SPD Emulsions, such improvements and modifications shall be automatically included, on a non-exclusive basis, in the rights and licenses granted pursuant to Section 2.1 hereof, and any patents and/or patent applications relating thereto shall automatically be added to Schedule A hereof.

     (b) Any future improvements or modifications invented or developed by or on behalf of LICENSEE, LICENSEE's sublicensees and LICENSOR
(other than as specifically described in Sections 7.2(a)) after the Effective Date of this Agreement, if any, which relate in any way to or are useful in the design, operation, manufacture and assembly of SPD Emulsions, and/or to the suspensions or other components used or usable in SPD Emulsions shall not be included in this Agreement. Upon written request by the non-inventing party, LICENSOR and LICENSEE shall negotiate with each other regarding the grant of nonexclusive rights and licenses to use such improvements and modifications, but neither party shall be obligated to grant such rights and licenses to one another.

     (c) During the term of this Agreement each of the parties hereto agrees to inform the other in writing (without any obligation to reveal details which would be confidential information), at least as frequently as once a year in January of each calendar year, if any significant improvements or modifications have been made relating to the subject matter of this Agreement, and as to the general nature of any such improvements and modifications.

     (d) Notwithstanding the foregoing, LICENSOR may, but shall not be required to, voluntarily and without additional cost to LICENSEE disclose certain information relating to future improvements and modifications and license to LICENSEE rights in such certain future improvements and modifications, and any information so disclosed will be considered Technical Information which LICENSEE shall be obligated to keep confidential pursuant to Section 12.1 of this Agreement. In connection therewith, LICENSOR, may voluntarily add patents and/or patent applications to Schedule A hereof. No disclosure of any information by LICENSOR shall in any way establish a course of dealing or otherwise require LICENSOR to make any future disclosure of information under this Agreement.

     7.3 Foreign Patent Applications. During the term of this Agreement, LICENSEE shall have the right to designate that any patent application now or hereafter listed on or incorporated into Schedule A shall be filed or maintained in any foreign country. If so designated and if legally possible to do so, LICENSOR agrees to promptly file, prosecute and maintain such applications and resulting patents, and LICENSEE shall pay to LICENSOR the complete cost, including reasonable attorney's fees, to file, prosecute and maintain any such patent application and resulting patents specifically so designated by LICENSEE.

8    TECHNOLOGY TRANSFER.

     8.1. Documentation. Within thirty calendar days after the Effective Date of this Agreement, LICENSOR shall furnish LICENSEE with all Technical Information owned or controlled by LICENSOR, which is reasonably necessary or desirable in order for LICENSEE to manufacture SPD
Emulsions. Such Technical Information, which relates to experimental products, shall include, without limitation thereto (1) a document entitled Handbook of Technical Information Relating to Variable Density Optical
Devices Incorporating an Activatable Material which contains confidential and proprietary information of LICENSOR and (2) photocopies of all U.S. Patents and patent applications relating to SPD Emulsions owned or controlled by LICENSOR as of the Effective Date of this Agreement or hereafter incorporated into Schedule A hereto pursuant to the terms of this Agreement. LICENSOR shall not be obligated hereunder to furnish copies of LICENSOR's foreign patents and patent applications, but will furnish a list thereof in Schedule A hereto.

     8.2 Training. LICENSEE's technically skilled personnel designated by LICENSEE (with travel and living expenses paid by LICENSEE) shall make one or more visits for training and to inspect LICENSOR's research and development facilities relating to SPD Emulsions. The visits of employees of LICENSEE to LICENSOR's facility shall be carried out within the six-month period commencing with the Effective Date of this Agreement, and shall not exceed 200 man-hours during such period. To assist LICENSEE's employees while they are at LICENSOR's facility, LICENSOR's technical staff shall provide up to 200 man-hours assistance during such period at no cost to LICENSEE. Additionally, there shall be no cost to LICENSEE for materials used for training during the initial training at LICENSOR's facility.

     8.3 Materials and Additional Training. Upon request by LICENSEE during the term of this Agreement, when mutually convenient to LICENSOR and LICENSEE, LICENSOR shall supply LICENSEE with additional training and with small quantities of materials related to SPD Emulsions for experimental use only by LICENSEE, and shall charge LICENSEE $750 per man/day plus the cost of any other materials used in providing such training or making such materials, plus the cost of shipping such materials to LICENSEE. Each invoice submitted by LICENSOR for such service shall include detailed explanations of the charges, and, if requested by LICENSEE, copies of receipts.

     8.4 Inquiries. LICENSEE and LICENSOR may also at any time during the term of this Agreement make reasonable inquiry by telephone, facsimile or mail to one another in regard to any information or data furnished by LICENSOR to LICENSEE pursuant to this Agreement.

    8.5 Visits. During all visits by either party to the facilities of the other party, visitors shall comply with all reasonable rules of the host company, and each party to this Agreement will indemnify and hold the other party harmless from any liability, claim or loss whatsoever (i) for any injury to,or, death of, any of its employees or agents while such persons are present at the facility of the other party; and (ii) for any damages to its own property or to the property of any such employee or agent which may occur during the presence of any such person at the facility of the other party, regardless of how such damage occurs, if the rules of the host are followed.

     8.6 Sole Purpose. Any documentation or information supplied pursuant to this Agreement by either party to the other shall be used solely for the purposes set forth in this Agreement.

9    INTELLECTUAL PROPERTY PROTECTION RESPONSIBILITIES.

     9.1 Proprietary Rights: Notices. Each party shall provide appropriate notices of patents, or other similar notice of the patent rights of the other party on all products utilizing the patented inventions of the other party. Either party may add its own patent notice to any copy or embodiment which contains its patented inventions.

     9.2  LICENSOR Exclusive Owner.  LICENSEE hereby acknowledges
LICENSOR as purporting to be the sole and exclusive owner of the patents and patent applications listed on Schedule A, and that, except for the rights granted hereunder, LICENSEE shall not have any rights or attempt to assert any ownership rights in and to those patents and patent applications.

10   TERM AND TERMINATION.

     10.1 Term. The term of this Agreement shall extend from the Effective Date of this Agreement to the date of termination of this Agreement. Unless sooner terminated or extended, as herein provided for below, this Agreement shall terminate upon the expiration of the later of (A) the last to expire of the patents now or hereafter listed in Schedule A hereof, and (B) the expiration of the period in which LICENSEE is obligated to maintain confidential
Technical Information of LICENSOR pursuant to Section 12.1 hereof.

     10.2 Termination by LICENSEE. LICENSEE may terminate this Agreement effective as of December 31, 2003 or as of any anniversary thereof by giving LICENSOR prior notice thereof unless sooner terminated as hereinafter provided. Such notice shall be made in writing and shall be given between 60 and 90 days prior to the effective date for which such termination is to be effective. If LICENSEE decides to terminate this Agreement for any reason, LICENSEE shall provide LICENSOR, along with the aforementioned notice of termination, with a written report describing the reasons for such termination.

     10.3 Termination by LICENSOR. LICENSOR may terminate this Agreement at any time upon at least 30 days' notice if LICENSEE shall at any time breach any material term of this Agreement and such breach is not cured within any applicable cure period specified in Article 11 of this Agreement, repeatedly provide inaccurate reports hereunder, or if there has been a cessation by LICENSEE of general operations or of work related to SPD Emulsions.

     10.4 Effect of Termination. If this Agreement expires or is terminated for any reason whatsoever, in addition to any other remedies which one party may have against the other: (1) all of LICENSEE's rights and licenses under this Agreement shall cease, and LICENSEE shall immediately return to LICENSOR all Technical Information furnished to LICENSEE under this Agreement, together with all reproductions, copies and summaries thereof; provided, however, that LICENSEE may retain solely for archival purposes one copy of all such documents in its legal department files, (2) at LICENSOR's option, LICENSEE shall, within 30 days of the date of such termination, either (A) sell and deliver to LICENSOR under the terms specified in Section 4.2 any SPD Emulsions which shall then be in the possession of LICENSEE, and, if requested by LICENSOR, LICENSEE shall finish and deliver to LICENSOR any SPD Emulsions in the process of manufacture as soon as possible and, in any case, not later than 30 days after receiving LICENSOR's request, and/or (B) with respect to any unsold inventory and work in the process of manufacture, to complete such work in process and sell any remaining inventory during the period not to exceed six months from the date of termination or expiration of this Agreement provided that at the completion of such six-month period, LICENSEE shall promptly destroy and dispose of any SPD Emulsions (and SPD Emulsions in the process of manufacture) not sold under this Section 10.4 and (3) if this Agreement is terminated for any reason on or before December 31, 2002, LICENSEE hereby grants to LICENSOR a nonexclusive, royalty-free, irrevocable, worldwide license with the right to grant sublicenses to others to utilize all technical information, improvements and/or modifications (whether or not the subject of patents or pending patent applications) developed or invented by or on behalf of LICENSEE and/or its sublicensees, subcontractors, or agents hereunder through the date of such termination of this Agreement relating to Light Valves, Light Valve Film or SPD Emulsions, and upon such termination, LICENSEE shall provide LICENSOR in reasonable detail complete information regarding such technical information, improvements and/or modifications. The foregoing license shall be self-effectuating, but LICENSEE agrees upon written notice by LICENSOR at any time hereafter to deliver to LICENSOR within 30 days of such notice any document or other instrument reasonably requested by LICENSOR to convey such license rights to LICENSOR such as, by way of example, confirmations or instruments of conveyance or assignment. No termination of this Agreement by expiration or otherwise shall release LICENSEE or LICENSOR from any of its continuing obligations hereunder, if any, or limit, in any way any other remedy one party may have against the other party. Notwithstanding the foregoing, LICENSEE's obligations to LICENSOR under Sections 3.1, 3.2, 4.6, 6.1, 6.2, 7.2, 8.5, 10.4, 12.1, and Articles 13
and 14 shall survive any termination or expiration of this Agreement.

11   EVENTS OF DEFAULT AND REMEDIES.

     11.1 Events of Default. Each of the following events shall constitute an "Event of Default" under this Agreement:

     11.1.1 (a) A party's material breach or material failure to punctually perform any of its duties and obligations under this Agreement, which material breach or failure, if curable, remains uncured for thirty (30) days after written notice of such breach or failure is received by the breaching party; or (b) a material misrepresentation is made by a party in any representation or warranty contained in this Agreement and the misrepresented facts or circumstances, if curable, remain uncured thirty (30) days after written notice of such misrepresentation is received by the breaching party; and, in either case, if such breach or misrepresentation is not curable, termination shall occur thirty (30) days after such misrepresentation or breach at the option of the non-breaching party; or

     11.1.2 The failure by a party upon request to provide the other party with adequate assurances of its performance of all obligations under this Agreement upon: (a) such first party's filing of a voluntary petition in bankruptcy; (b) the filing of any involuntary petition to have such first party declared bankrupt which has not been dismissed within ninety (90) days of its filing; (c) the appointment of a receiver or trustee for such first party which has not been rescinded within ninety (90) days of the date of such appointment; or (d) such first party otherwise becoming insolvent or otherwise making an assignment for the benefit of creditors.

     11.2 Default by a Party. If there occurs an Event of Default with respect to a party, the other party may:

     (a)  seek damages; and/or

     (b) seek an injunction or an order for mandatory or specific performance; and/or

     (c) terminate this Agreement and the licenses granted to LICENSEE hereunder whereupon the non-defaulting party shall have no further obligations under this Agreement except those which expressly survive termination, and except with respect to royalty payments due and owing to LICENSOR as of the termination date or any subsequent period specified in Section 10.4.

12   CONFIDENTIALITY.

     12.1 Confidential Information. (a) LICENSEE agrees for itself, its sublicensees, and their employees and agents that for twenty (20) years from the date of its receipt of information disclosed to LICENSEE by LICENSOR pursuant to this Agreement, such information shall be held in confidence; provided, however, there shall be no obligation to treat as confidential information which is or becomes available to the public other than through a breach of this obligation, or which was already possessed by LICENSEE in writing (or otherwise provable to be in the possession of LICENSEE) prior to the Effective Date of this Agreement or which is shown by LICENSEE to have been received by it from a third party who had the legal right to so disclose it without restrictions and without breach of any agreement with LICENSOR or its licensees. The burden of proving the availability of any exception of confidentiality shall be on the LICENSEE. LICENSOR shall affix an appropriate legend on all written documentation given to LICENSEE which contains confidential information. Other than for the oral information conveyed during the training conducted pursuant to Sections 8.2 and 8.3 hereof all of which shall be deemed to be confidential information, if confidential information is otherwise conveyed orally by LICENSOR after training has been completed, LICENSOR shall specify to LICENSEE at the time such information is being conveyed (or in a subsequent letter referring to the conversation) that the information conveyed is confidential. It is understood and agreed that, unless otherwise provided in a separate agreement between LICENSEE and LICENSOR, LICENSEE has no obligation hereunder to provide LICENSOR with any confidential or proprietary information, and that LICENSOR shall have no obligation hereunder to LICENSEE to maintain in confidence or refrain from commercial or other use of any information which LICENSOR is or becomes aware of under this Agreement. The terms and provisions of this Agreement or any other agreement between the parties shall not be considered confidential, and the parties hereto acknowledge that, pursuant to the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder, LICENSOR may file copies of this Agreement with the Securities and Exchange
Commission and with NASDAQ and with any other stock exchange on which LICENSOR's securities may be listed. LICENSEE agrees that for the period of time during which LICENSEE is obligated to keep Technical Information confidential hereunder, LICENSEE will not make, use, sell, lease or otherwise dispose of products using or directly or indirectly derived from Light Valve Film, SPD Emulsions or Light Valves or which otherwise comprise suspended particles, which when subjected to a suitable electric or magnetic field, orient to produce a change in the optical characteristics of the suspension ("SPD Technology") unless an agreement between LICENSOR and LICENSEE permitting it to do so is in full force and effect and the royalties, if any, provided in such agreement are being paid to LICENSOR on such products. The foregoing restriction shall not apply to products (i) which do not directly or indirectly incorporate SPD Technology, such as, but not limited to, liquid crystal devices, or electrochromic devices, or (ii) which incorporate technology involving suspended particles, which when subjected to a suitable electric or magnetic field, orient to produce a change in the optical characteristics of the suspension but which are independently developed and which is not in any way directly or indirectly derived from any Technical Information of LICENSOR or its licensees, sublicensees, or any of their affiliates. Nothing contained in this section, however, shall be construed as granting LICENSEE any rights or licenses with respect to any Technical Information or patents of LICENSOR or its other licensees or their sublicensees.

     (b) LICENSEE will have the right to disclose Technical Information of LICENSOR to a subcontractor; provided, however, that LICENSEE shall only disclose such Technical Information as is strictly necessary to enable said subcontractor to perform its manufacturing task, and provided that prior to disclosing any Technical Information to said subcontractor, said subcontractor has signed a secrecy agreement with LICENSEE at least as protective of LICENSOR's Technical Information as the provisions of this Agreement, including, without limitation, said subcontractor's specific agreement to be bound by the provisions of Section 12.1 hereof to the same extent as LICENSEE. For such purposes, LICENSEE may develop a standard form of secrecy agreement for LICENSOR's approval, after which LICENSEE may use such secrecy agreement with all subcontractors without LICENSOR's prior approval of the secrecy agreement being necessary. LICENSEE shall have all subcontractors sign said secrecy agreement prior to the disclosure of Technical Information to said subcontractor, and LICENSEE shall send
LICENSOR a copy of every such secrecy agreement within thirty (30) days after the execution thereof.

13   WARRANTIES AND REPRESENTATIONS.

     13.1 Reciprocal Representations. Each party represents and warrants to the other that:

     13.1.1 Valid Agreement. The execution and delivery of this Agreement by the officer or representative so doing, and the consummation of the transactions contemplated hereby, have been duly authorized by all necessary corporate action by LICENSOR and LICENSEE and this Agreement is a valid and binding obligation enforceable against the parties in accordance with its terms, except to the extent limited by bankruptcy, insolvency, moratorium and other laws of general application relating to general equitable principles;

     13.1.2 No Conflicts. Nothing herein conflicts with its rights and obligations pursuant to any agreement by a party and any other entity; and

     13.1.3 Publicity. The parties shall have the right to use non-confidential information, including but not limited to information concerning this Agreement, for marketing, sales, technical assistance, investor relations, disclosure and public relations purposes, and that information permitted to be disclosed by a party under this Section 13.1.3 may appear on such party's (or its subsidiaries') Internet web site, along with links to the Internet web sites of the other party and its subsidiaries.

     13.2 LICENSOR Representations. LICENSOR represents and warrants, for the benefit of LICENSEE, that:

     13.2.1 Title. As of the date hereof, LICENSOR represents and warrants that it has the right to convey the rights and licenses granted by this Agreement, and otherwise to perform its obligations under this Agreement. LICENSOR has caused its employees who are employed to do research, development, or other inventive work to disclose to it any invention or information within the scope of this Agreement and to assign to it rights in such inventions and information in order that LICENSEE shall receive, by virtue of this Agreement, the licenses granted to it under Section 2.1 hereof.

     13.2.2 Infringement. As of the date hereof, LICENSOR is not aware of any claim for patent infringement or the misappropriation of trade secrets, being asserted against it by any third party; or of any infringement of the patents listed on Schedule A hereto by any entity.

     13.2.3 Patents in Force. To the best of LICENSOR's knowledge, all of the patents listed on Schedule A hereto are currently in force.

     13.3 No Warranty. LICENSOR and LICENSEE make no guaranty or warranty to one another under this Agreement (a) that LICENSEE will be able to develop, manufacture, sell or otherwise commercialize SPD
Emulsions, or (b) as to the validity of any patent.

14    MISCELLANEOUS.

     14.1 Applicable Law. This Agreement shall be interpreted, construed, governed and enforced in accordance with and governed by the laws of the State of New York, and LICENSOR and LICENSEE hereby submit to the exclusive jurisdiction of the state or federal courts located in the County of Nassau and State of New York for such purposes.

     14.2 Confidentiality In Court Proceeding. In order to protect and preserve the confidential information of a party which the parties recognize may be exchanged pursuant to the provisions of this Agreement, the disclosing party may request, and the receiving party shall not oppose, the court in any action relating to this Agreement to enter a protective order to protect information which is confidential information under Section 12.1 and to seal the record in the action or to hold the proceedings, or portion of the proceedings, in camera; provided, that the requested terms do not prejudice the receiving party's interests. Nothing, however, shall preclude either party from thereafter moving to unseal its own records or to have matter and information designated as confidential under any relevant protective order designated otherwise in accordance with the circumstances as they shall appear at that time.

     14.3 Severability. If any provision of this Agreement is declared or found to be illegal, unenforceable or void, the parties shall negotiate in good faith to agree upon a substitute provision that is legal and enforceable and is as nearly as possible consistent with the intentions underlying the original provision. If the remainder of this Agreement is not materially affected by such declaration or finding and is capable of substantial performance, then the remainder shall be enforced to the extent permitted by law.

     14.4 Waiver. Unless agreed to by the parties in writing to the contrary, the failure of either party to insist in any one or more instances upon the strict performance of any one or more of the provisions of this Agreement, or to exercise any right contained in this Agreement or provided by law, shall not constitute or be construed as a waiver or relinquishment of the performance of such provision or right or the right subsequently to demand such strict performance or exercise of such right, and the rights and obligations of the parties shall continue unchanged and remain in full force and effect.

     14.5 Captions. The captions and headings in this Agreement are inserted for convenience and reference only and in no way define or limit the scope or content of this Agreement and shall not affect the interpretation of its provisions.

     14.6 Assignment. This Agreement shall be binding on and shall inure to the benefit of the parties and their successors and assigns. However, LICENSEE agrees that it shall not assign this Agreement or its rights hereunder without the prior written consent of LICENSOR except to a successor to substantially all of its business relating to Light Valves and whose obligations hereunder are guaranteed to LICENSOR by LICENSEE.
LICENSOR may assign all of its rights and obligations hereunder to any successor to any of its business interests or to any company controlling or controlled by LICENSOR. All assignees shall expressly assume in writing the performance of all the terms and conditions of this Agreement to be performed by the assigning party, and an originally signed instrument of such assumption and assignment shall be delivered to the non-assigning party within 30 days of the execution of such instrument.

     14.7 Schedules. All Schedules attached to this Agreement shall be deemed to be a part of this Agreement as if set forth fully in this Agreement.

     14.8 Entire Agreement. This Agreement constitutes the entire understanding and agreement between LICENSOR and LICENSEE with respect to the subject matter hereof, supersedes all prior agreements, proposals, understandings, letters of intent, negotiations and discussions with respect to the subject matter hereof and can be modified, amended, supplemented or changed only by an agreement in writing which makes specific reference to this Agreement and which is executed in writing by the parties; provided, however, that either party may unilaterally waive in writing any provision imposing an obligation on the other.

     14.9 Notices. Any notice required or permitted to be given or made in this Agreement shall be in writing and shall be deemed given on the earliest of (i) actual receipt, irrespective of method of delivery, (ii) on the delivery day following dispatch if sent by express mail (or similar next day courier service), or (iii) on the sixth day after mailing by registered or certified air mail, return receipt requested, postage prepaid and addressed as follows:

LICENSOR: Robert L. Saxe, President
          Research Frontiers Incorporated
          240 Crossways Park Drive
          Woodbury, New York 11797-2033 USA
          Facsimile:     (516) 364-3798
          Telephone:     (516) 364-1902

LICENSEE: Toshio Tanaka
          General Manager, R&D
          Pigments & Chemicals
          Technical Dept.
          Dainippon Ink and Chemicals, Incorporated
          18 Higashifukashiba
          Kamisu-Machi Kashima-Gun
          Ibaraki-Ken
          JAPAN
          Facsimile:     +81 (299) 93-8180
          Telephone:     +81 (299) 93-8152

or to such substitute addresses and persons as a party may designate to the other from time to time by written notice in accordance with this provision.

     14.10 Bankruptcy Code. In the event that either party should file a petition under the federal bankruptcy laws, or that an involuntary petition shall be filed against such party, the parties intend that the non-filing party shall be protected in the continued enjoyment of its rights hereunder to the maximum feasible extent including, without limitation, if it so elects, the protection conferred upon licensees under section 365(n) of Title 17 of the U.S. Code. Each party agrees that it will give the other party immediate notice of the filing of any voluntary or involuntary petition under the federal bankruptcy laws.

     14.11 Construction. This Agreement and the exhibits hereto have been drafted jointly by the parties and in the event of any ambiguities in the language hereof, there shall no be inference drawn in favor or against either party.

     14.12 Counterparts. This Agreement may be executed in any number of counterparts, each of which shall be deemed an original, but all of which shall constitute one and the same instrument.

     14.13 Status of the Parties. The status of the parties under this Agreement shall be solely that of independent contractors. No party shall have the right to enter into any agreements on behalf of the other party nor shall it represent to any person that it has such right or authority.

     The parties, through their duly authorized representatives, and intending to be legally bound, have executed this Agreement, as of the date and year first above written, whereupon it became effective in accordance with its terms.

RESEARCH FRONTIERS INCORPORATED


By:/s/Robert L. Saxe
      Robert L. Saxe, President
      Date: June 25, 1999

DAINIPPON  INK AND CHEMICALS, INCORPORATED


By:/s/ Toshio Tanaka
       Toshio Tanaka, General Manager, R&D
       Pigments & Chemicals
       Technical Dept.
       Date:

                                   Schedule A
                             (As of June 15, 1999)

                           LIST OF UNITED STATES AND
                                FOREIGN PATENTS
                            AND PATENT APPLICATIONS

                                                       Date    Expiration
Patents in the United States                           Issued  Date


4,407,565                Robert L. Saxe
               "Light Valve Suspension Containing
                   Fluorocarbon Liquid"                10/04/83  1/16/01

4,422,963                Robert I. Thompson et al
               "Improved Light Polarizing Materials
                  and Suspension Thereof"              12/27/83 12/27/00

4,772,103                Robert L. Saxe
               "Light Valve Containing an Improved
                   Suspension, and Liquids Therefor"   9/20/88   8/8/06

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

5,516,463                Joseph A. Check III et al
               "Method of Making Light Polarizing Particles"
                    (JDR-106)                          05/14/96  07/08/14

5,650,872                Robert L. Saxe et al
               "Light Valve Containing Ultrafine Particles"
                 (JDR-108) [CIP of S.N. 351,665]       07/22/97

5,728,251                Joseph A.  Check, III
               "Light Modulating Film of Improved
                 UV Stability For a Light Valve" (JDR-111) 03/17/98 09/27/15


                              PENDING APPLICATIONS

Serial Number                                               Filing Date


[Confidential Information Omitted and filed separately with the Securities and Exchange Commission]

                                     Schedule B
                                (As of June 15, 1999)

LIST OF ELIGIBLE CUSTOMERS (AUTHORIZED USERS) FOR SPD EMULSIONS

                                                                 Permitted
Name of Customer                   Licensed Application          Territory

Research Frontiers Incorporated         All applications          Worldwide

General Electric Company           SPD Film for Sale              Worldwide
                                   to Authorized Users

Hankuk Glass Industries Inc.       SPD Film for Sale              Worldwide
                                   to Authorized Users,
                                   and a broad range of
                                   SPD products including
                                   windows, flat panel
                                   displays, and automotive
                                   vehicle rear-view mirrors,
                                   sunvisors and sunroofs

Material Sciences Corp.            SPD Film for Sale              Worldwide
                                   to Authorized Users,
                                   and architectural and
                                   automotive windows

Vision-Ease Lens Azusa, Inc.       Eyewear                        Worldwide


[INFORMATION REGARDING OTHER AUTHORIZED USERS WILL BE
PROVIDED BY LICENSOR TO LICENSEE FROM TIME TO TIME IN THE
FUTURE]