Form 10-Q
period 1999-09-30
RESEARCH FRONTIERS INC
filed 1999-11-12
CIK 793524

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

   For Quarter Ended September 30, 1999    Commission File No.  1-9399

                   RESEARCH FRONTIERS INCORPORATED
         (Exact name of registrant as specified in charter)


                    Delaware                         11-2103466
     (State of incorporation or organization)    (IRS Employer
                                              Identification No.)

     240 Crossways Park Drive, Woodbury, N.Y.           11797
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

                      Yes    X          No    __

               Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
     As of November 12,1999, there were outstanding 11,335,552 shares of Common Stock, par value $0.0001 per share.



                      RESEARCH FRONTIERS INCORPORATED

                               Balance Sheets

                                                 September 30,1999
                    Assets                           (Unaudited)    Dec.31,1998

Current assets:
 Cash and cash equivalents                         $    6,679,742   5,403,283
 Marketable investment securities-held-to-maturity      1,215,795   1,189,386
 Accrued interest and dividends receivable                 18,579       3,071
 Prepaid expenses and other current assets                111,793     132,713
            Total current assets                        8,025,909   6,728,453

Fixed assets, net                                         228,319     269,084
Deposits and other assets                                  23,754      23,754

            Total assets                          $     8,277,982   7,021,291

            Liabilities and Shareholders' Equity

Current liabilities:
 Accounts payable                                         101,908     115,418
 Deferred revenue                                          12,500      56,250
 Accrued expenses                                          87,991     109,134

           Total liabilities                              202,399     280,802

Shareholders' equity:
 Capital stock, par value $0.0001 per share; authorized
  100,000,000 shares, issued and outstanding 11,297,152
  shares and 10,929,041 shares                              1,130       1,093
 Additional paid-in capital                            36,848,415  33,982,066
 Accumulated deficit                                  (28,621,001)(26,357,709)
                                                        8,228,544   7,625,450

 Notes receivable from officers                          (152,961)   (884,961)

          Total shareholders' equity                    8,075,583   6,740,489

          Total liabilities and shareholders' equity $  8,277,982   7,021,291

See accompanying notes to financial statements


                      RESEARCH FRONTIERS INCORPORATED

                          Statements of Operations

                                (Unaudited)


                                   Nine months ended       Three months ended
                             Sept.30,1999 Sept.30,1998 Sept.30,1999 Sept.30,1998

Fee income                    $  103,750       78,125  $    12,500      28,125

Operating expenses             1,168,659    1,238,418      366,686     360,376

Purchase of patents              289,177           --           --          --

Research and development       1,203,722    1,215,527      391,084     368,460

                               2,661,558    2,453,945      757,770     728,836

Operating loss                (2,557,808)  (2,375,820)    (745,270)   (700,711)

Net investment income            199,515      305,925       73,417      95,124

Other income, net                     --       91,379           --          --

Interest income on note
 receivable from officer          95,001        7,600       95,001          --

Net loss                    $ (2,263,292)  (1,970,916)   $(576,852)   (605,587)

Basic and diluted net loss
  per common share          $       (.21)        (.18)   $    (.05)       (.06)

Weighted average number of
 common shares outstanding    11,018,830   10,846,161   11,156,023  11,004,858

  See accompanying notes to financial statements.


                    RESEARCH FRONTIERS INCORPORATED
                        Statements of Cash Flows
                              (Unaudited)
                                                          Nine months ended
                                                    Sept. 30,1999  Sept. 30,1998

Cash flows from operating activities:
 Net loss                                             $(2,263,292)   (1,970,916)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization                           60,850        75,511
   Interest income on officer notes receivable            (95,001)           --
   Expense relating to issuance of warrants
    for services performed                                  9,168        27,058
   Expense relating to issuance of stock
    for services performed                                  3,000            --
   Cashless exercise of warrants                           21,820            --
   Changes in assets and liabilities:
    Royalty receivable                                         --       (50,000)
    Accrued interest and dividends receivable             (15,508)       (7,973)
    Prepaid expenses and other current assets              20,920       (40,539)
    Deposits and other assets                                  --        53,622
    Deferred revenue                                      (43,750)       84,375
    Accounts payable & accrued expenses                   (34,619)     (243,331)

     Net cash used in operating activities             (2,336,412)   (2,072,193)

Cash flows from investing activities:
 Proceeds from maturity of treasury securities          1,189,386     9,226,800
 Purchases of treasury securities                      (1,215,795)   (4,586,329)
 Purchases of fixed assets                                (20,085)      (88,696)

     Net cash provided by (used in) investing activities  (46,494)    4,551,775

Cash flows from financing activities:
 Net proceeds from issuances of common stock            3,479,840       357,475
 Repayment of loans to officers                           345,000        30,000
 Purchase of treasury stock                              (165,475)     (518,325)

    Net cash provided by (used in) financing activities 3,659,365      (130,850)

Net increase in cash and cash equivalents               1,276,459     2,348,732

Cash and cash equivalents at beginning of year          5,403,283     2,157,687

Cash and cash equivalents at end of period           $  6,679,742     4,506,419

Non-cash financing activities:

Principal payment on officer's notes receivable
     by surrendering of common stock                 $    387,000            --

See accompanying notes to financial statements.

                   RESEARCH FRONTIERS INCORPORATED
                    Notes to Financial Statements
                         September 30, 1999
                             (Unaudited)

Basis of Presentation

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods to which the report relates. The results of operations for the nine-month period ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year. The notes included herein should be read in conjunction with the notes to the financial statements of the Company as of December 31, 1998 and for the three years then ended, included in the Company's Annual Report on Form 10-K.

Business

Research Frontiers Incorporated (the Company) operates in a single business segment which is engaged in the development and marketing of technology and devices to control the flow of light. Such devices, often referred to as "light valves" or suspended particle devices (SPDs), use microscopic particles that are either incorporated within a liquid suspension or a film, which is usually enclosed between two glass or plastic plates, having transparent, electrically conductive coatings on the facing surfaces thereof. At least one of the two plates is transparent.

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

Shareholders' Equity

Issuance of Common Stock
For the nine months ended September 30, 1999, the Company received $3,479,840 of net cash proceeds from (i) the issuance of 51,025 shares of common stock issued upon the exercise of options resulting in net proceeds of $305,557 and (ii) 373,789 shares of common stock issued upon the exercise of warrants resulting in net proceeds of $3,174,283. In addition, 2,850 shares were issued through the cancellation of 33,250 warrants, resulting in public relations expense of $21,820, and 414 shares were issued to a director in payment of $3,000 in directors fees.

For the nine months ended September 30, 1998, the Company received $357,475 of net cash proceeds from (i) the issuance of 36,600 shares of common stock issued upon the exercise of options resulting in net proceeds of $217,475 and (ii) the issuance of 20,000 shares of common stock issued upon the exercise of warrants resulting in net proceeds of $140,000. The Company also issued 688,673 shares of common stock pursuant to the exercise of a redeemable prepaid warrant during the nine months ended September 30, 1998.

Treasury Stock
For the nine months ended September 30, 1999, the Company purchased in the open market and subsequently retired 21,500 shares of treasury stock with an aggregate cost of $165,475. For the three months ended September 30, 1999, the Company received 38,467 shares of common stock as partial payment of notes receivable from an officer pursuant to a settlement agreement as discussed below. These shares were subsequently retired by the Company. For the nine months ended September 30, 1998, the Company purchased in the open market and subsequently retired 84,000 shares of treasury stock with an aggregate cost of $518,325.

Issuance of Warrants
For the nine months ended September 30, 1999, the Company issued warrants to purchase 50,000 shares at prices ranging from $9.00 to $21.00 per share in payment for investor relations services provided to the Company, which will vest 10,000 shares per quarter commencing April 1, 1999 if the agreement regarding the provision of such services remains in effect. The Company recorded $9,168 of expense in connection with the issuance of these warrants through September 30, 1999. No new warrants were issued by the Company for the three months ended September 30, 1999.

Payment of Notes Receivable from Officer

In a settlement agreement dated June 30, 1999, the Company settled a declaratory judgment action brought on March 25, 1999 in the Supreme
Court of the State of New York, County of Nassau, by Jean Thompson in her individual capacity and as Executrix of the estate of Robert I. Thompson, a former officer and director of the Company. The action did not seek monetary damages and essentially sought a declaration that certain common stock of the Company securing loans made to Mr.
Thompson was not available as collateral to secure such loans. Under the settlement agreement, among other things, the parties agreed that Jean Thompson and the estate of Robert I. Thompson would pay the $732,000 in loans made by the Company from 1993 to 1997 by paying the Company $345,000 in cash, and delivering to the Company for cancellation 38,467 shares of common stock and options to purchase 181,447 shares of common stock. This payment and delivery of the shares and stock options for cancellation were made in August 1999, resulting in the payment in full of all outstanding loans, and the Company recording interest income on such loans of $95,001. It is the Company's policy to record interest income on notes receivable from officers as received.

Comprehensive Income

The Company accounts for its comprehensive income under the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." (Statement 130). Statement 130 requires that companies disclose comprehensive income, which includes net income, foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Because the Company did not have any foreign currency translation adjustments, minimum pension liability adjustments, or unrealized gains or losses on marketable securities classified as available-for-sale, for the nine months ended September 30, 1999 and 1998, comprehensive loss equaled the net loss of $2,263,292 and $1,970,916, respectively.

                Management's Discussion and Analysis of
             Financial Condition and Results of Operations

Results of Operations for the Nine Month Periods Ended September 30,
1999 and 1998

The Company's fee income from licensing activities for the first nine months of 1999 was $103,750 as compared to fee income of $78,125 for the first nine months of 1998.

Operating expenses decreased by $69,759 for the first nine months of 1999 to $1,168,659 from $1,238,418 for the first nine months of 1998. This decrease was primarily the result of decreased public relations, payroll, depreciation, office and consulting expenses offset by increased professional fees, insurance, rent, travel and stock listing expenses.

Research and development expenditures decreased modestly by $11,805 to $1,203,722 for the first nine months of 1999 from $1,215,527 for the first nine months of 1998. This decrease was primarily the result of lower costs for materials and lower depreciation expenses, offset by higher research-related salaries and consulting expenses.

In June of 1999, the Company purchased 74 patents and patent applications from Glaverbel S.A. covering various inventions relating to SPD technology for which a lump-sum payment of $289,177 was made. In accordance with the Company's accounting policy, such amount was expensed.

The Company's net gain from its investing activities for the first nine months of 1999 was $199,515, as compared to a net gain from its investing activities of $305,925 for the first nine months of 1998. This difference was primarily due to a higher level of average investment balances in the first nine months of 1998 compared to the same period in 1999 as a result of the Company receiving $5.0 million towards the end of 1997 in connection with the issuance of the redeemable prepaid warrant. In addition, in August 1999 the Company recorded $95,001 of interest income from the repayment of notes receivable from one of its officers.

During the first nine months of 1998, the Company received $135,000 of key man life insurance proceeds payable on the death of its former
Executive Vice President, Robert I. Thompson.  This resulted in the
Company recording non-recurring other income of $91,379 during the first nine months of 1998 representing the difference between the amount received by the Company and the cash surrender value of such life insurance policy that was previously recorded on the Company's balance sheet.

As a consequence of the factors discussed above, the Company's net loss was $2,263,292 ($0.21 per share) for the first nine months of 1999 as compared to $1,970,916 ($0.18 per share) for the first nine months of 1998.

Results of Operations for the Three Month
Periods Ended September 30,1999 and 1998

The Company earned $12,500 in fee income during the third quarter of 1999, as compared to fee income of $28,125 during the third quarter of 1998.

Operating expenses increased modestly by $6,310 for the third quarter of 1999 to $366,686 from $360,376 for the third quarter of 1998. This increase was primarily the result of increased public relations, professional fees, insurance, rent, travel and stock listing expenses, offset by lower payroll, depreciation, office and consulting expenses.

Research and development expenditures increased by $22,624 to $391,084 for the third quarter of 1999 from $368,460 for the third quarter of 1998. This increase was primarily the result of higher research-related salaries and consulting expenses, offset by lower costs for materials and lower depreciation expenses.

The Company's net gain from its investing activities for the third quarter of 1999 was $73,417, as compared to a net gain from its investing activities of $95,124 for the third quarter of 1998. This difference was primarily due to a higher level of average investment balances during 1998 compared to the same period in 1999 as a result of the Company receiving $5.0 million towards the end of 1997 in connection with the issuance of the redeemable prepaid warrant. In addition, in August 1999 the Company recorded
$95,001 of interest income from the repayment of notes receivable from one of its officers.

As a consequence of the factors discussed above, the Company's net loss was $576,852 ($0.05 per share) for the third quarter of 1999 as compared to $605,587 ($0.06 per share) for the third quarter of 1998.

Financial Condition, Liquidity and Capital Resources

During the first nine months of 1999, the Company's cash and cash equivalent balance increased by $1,276,459 principally as a result of the proceeds received, net of expenses, from the sale of common stock of $3,479,840 from the exercise of options and warrants, the proceeds of which have been invested by the Company in short-term U.S. Treasury money market funds, offset by cash used to fund the Company's net loss of $2,263,292, changes in working capital of $72,957, and the purchase of 21,500 shares of treasury stock for $165,475 (which shares were subsequently retired). At September 30, 1999, the Company had working capital of $7,823,510 and its shareholders' equity was $8,075,583.

In a settlement agreement dated June 30, 1999, the Company settled a declaratory judgment action brought on March 25, 1999 in the Supreme
Court of the State of New York, County of Nassau, by Jean Thompson in her individual capacity and as Executrix of the estate of Robert I. Thompson, a former officer and director of the Company. The action did not seek monetary damages and essentially sought a declaration that certain common stock of the Company securing loans made to Mr.
Thompson was not available as collateral to secure such loans. Under the settlement agreement, among other things, the parties agreed that Jean Thompson and the estate of Robert I. Thompson would pay the $732,000 in loans made by the Company from 1993 to 1997 by paying the Company $345,000 in cash, and delivering to the Company for cancellation 38,467 shares of common stock and options to purchase 181,447 shares of common stock. This payment and delivery of the shares and stock options for cancellation were made in August 1999, resulting in the payment in full of all outstanding loans, and the Company recording interest income on such loans of $95,001. It is the Company's policy to record interest income on notes receivable from officers as received.

The Company expects to use its cash and the proceeds from maturities of its investments to fund its research and development of SPD light valves and for other working capital purposes. The Company's working capital and capital requirements depend upon numerous factors, including the results of research and development activities, competitive and technological developments, the timing and cost of patent filings, the development of new licensees and changes in the Company's relationships with its existing licensees. The degree of dependence of the Company's working capital requirements on each of the foregoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements; the addition of new licensees may provide additional working capital or working capital requirements, and changes in relationships with existing licensees would have a favorable or negative impact depending upon the nature of such changes. Based upon existing levels of expenditures, assumed ten percent annual increases therein, existing cash reserves and budgeted revenues, the Company believes that it would not require additional funding for at least the next two to three years (without giving effect to any new financing raised).
There can be no assurance that expenditures will not exceed the anticipated amounts or that additional financing, if required, will be available when needed or, if available, that its terms will be favorable or acceptable to the Company. Eventual success of the Company and generation of positive cash flow will be dependent upon the commercialization of products using the Company's technology by the Company's licensees and payments of continuing royalties on account thereof.

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

PART II.  OTHER INFORMATION

Item 5.   Other Information.

On August 11, 1999, Research Frontiers and Hitachi Chemical Co., Ltd. ("Hitachi") jointly announced that Hitachi has been granted a worldwide non-exclusive license to manufacture and sell SPD light-controlling film to Research Frontiers' authorized licensees. The license also permits
Hitachi to make and sell emulsions used to make SPD film to such authorized users. With the signing of this new license agreement, Hitachi becomes the fourth major company licensed by Research Frontiers to produce SPD film for use in a variety of light-control products. Hitachi also becomes the second company authorized by Research Frontiers to produce emulsions used to make such SPD films, along with Dainippon Ink and Chemicals which, in June 1999, was also granted a non-exclusive emulsion license by Research Frontiers. The Company believes that this development should expedite the widespread availability of SPD film and end products using its proprietary SPD light control technology. In addition to Hitachi Chemical, Research Frontiers has licensed SPD film making to General Electric Company (NYSE: GE), Hankuk Glass
Industries Inc. (which outside of Japan is reportedly Asia's largest flat glass producer), and Material Sciences Corporation (NYSE: MSC), which is the world's second largest producer of specialty window films. These companies, as well as other licensees and prospective licensees of Research Frontiers are expected to greatly benefit from this new agreement.
Licensees of Research Frontiers who incorporate SPD technology into end products will pay Research Frontiers a royalty of 4-10% of net sales of licensed products under license agreements currently in effect. Research Frontiers had previously noted its goal of having multiple sources of all components used in SPD products. This should greatly simplify the work of the Company's licensees and speed up the large-scale availability of SPD films and products using such films, and encourage innovation, healthy competition, and cooperation among the Company's licensees.
Having at least two sources of supply of components to end-users is also an important factor in many industries, and essential in the automotive industry. Hitachi reportedly is one of Japan's leading chemical products manufacturers with over 100 subsidiaries and 19,285 employees worldwide and revenues for the fiscal year ended March 31, 1999 exceeding U.S. $4.4 billion.

Item 6.    Exhibits and Reports on Form 8-K

     (a)    Exhibits.

10.15 License Agreement effective as of August 9, 1999 between the Company and Hitachi Chemical Co., Ltd. Filed herewith with portions of this document omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission.

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

                      RESEARCH FRONTIERS INCORPORATED
                          (Registrant)

                      /s/ Robert L. Saxe
                      Robert L. Saxe, President and Treasurer
                     (Principal Executive, Financial, and Accounting Officer)

Date: November 12, 1999

[EXHIBIT 10.15- Certain portions of this document have been omitted in the publicly filed version of this document pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission.]

                         LICENSE AGREEMENT
                              BETWEEN
                  RESEARCH FRONTIERS INCORPORATED
                                AND
                     HITACHI CHEMICAL CO., LTD.

     This License Agreement ("Agreement") effective as of August 9, 1999 by and between RESEARCH FRONTIERS INCORPORATED, a Delaware corporation, having its principal place of business at 240 Crossways Park Drive, Woodbury, New York 11797-2033 U.S.A. ("LICENSOR") and
HITACHI CHEMICAL CO., LTD., a corporation formed under the laws of Japan, having its principal place of business at 9-25, Shibaura 4-chome, Minato-ku, Tokyo 108-0023 Japan ("LICENSEE"). The "Effective Date" of this Agreement shall be the date which is the last date of formal execution of this Agreement by duly authorized representatives of the parties to this Agreement as indicated on the signature page of this Agreement.

                               RECITALS

     WHEREAS, LICENSOR has been engaged in research and development in the application of physicochemical concepts to Light Valves and SPD Emulsions (both as hereinafter defined) and of methods and apparatus relating to products incorporating such concepts (which products, although not currently in commercial use, can include, without limitation thereto, windows for buildings and vehicles, sunvisors, sunroofs, flat panel displays, eyewear and rear-view mirrors); and is possessed of and can convey information and know-how for such products and rights to manufacture, use and sell such products; and

     WHEREAS, LICENSEE is interested in manufacturing and selling
Light Valve Film and SPD Emulsions used to make Light Valve Film (both as hereinafter defined); and

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

"Authorized User" means LICENSOR and/or any other person or entity listed by LICENSOR on Schedule B hereof who has been granted permission by LICENSOR to receive SPD Emulsions or Light Valve Film from LICENSEE under this Agreement. LICENSEE agrees that LICENSOR in its sole judgment may amend Schedule B hereof at any time during the term of this Agreement for any reason by sending LICENSEE a written notice of such amendment and specifying the reason for such change. The persons or entities now or hereafter listed on Schedule B may not include all of LICENSOR's current licensees and may include prospective licensees of LICENSOR, and for legal or practical reasons, LICENSOR may restrict whether or not SPD Emulsions and Light Valve Film may be sold, leased or transferred to such person or entity, and/or the application that such SPD Emulsions or Light Valve Film may be used for by the recipient. LICENSEE agrees that it and its permitted sublicensees hereunder shall cease all sales, leases, or other dispositions of SPD Emulsions and Light Valve Film to any person or entity whose name is deleted from Schedule B by LICENSOR, unless and until LICENSOR consents in writing to the resumption of such sales, leases or other dispositions (a) immediately upon receipt of any written notice from LICENSOR that any person or entity is no longer included on Schedule B, or (b) if either LICENSEE or its permitted sublicensees becomes aware that any such person or entity listed on Schedule B or otherwise receiving SPD Emulsions or Light Valve Film is making any improper use of SPD Emulsions or Light Valve Film, in which case LICENSEE shall promptly notify LICENSOR of such improper use.

"Licensed Territory " means all countries of the world.

"Light Valve" means a variable light transmission device comprising: a cell including cell walls, containing or adapted to contain an activatable material, described hereinafter, such that a change in the optical characteristics of the activatable material affects the characteristics of light absorbed by,transmit-ted through and/or reflected from the cell;means incorporated in or on the cell, or separate therefrom for applying an electric or magnetic field to the activatable material within the cell; and coatings, (including, but not limited to, electrodes), spacers, seals, electrical and/or electronic components, and other elements incorporated in or on the cell. The activatable material, which the cell contains or is adapted to contain, includes in it solid suspended particles, which when subjected to a suitable electric or magnetic field, orient to produce a change in the optical characteristics of the device, and may be either in the form of a liquid suspension, gel, film or other material.

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

"Technical Information" means all useful information relating to apparatus, methods, processes, practices, formulas, techniques, procedures, patterns, ingredients, designs and the like including (by way of example) drawings, written recitations of data, specifications, parts, lists, assembly procedures, operating and maintenance manuals, test and other technical reports and the like owned or controlled by LICENSOR, to the extent they exist, that relate to SPD Emulsions and/or to the suspensions used or usable for SPD
Emulsions or Light Valve Film and that consist of concepts invented or developed by LICENSOR and which are deemed significant by LICENSOR.
Know-how of LICENSOR's suppliers and of LICENSOR's other licensees and their sublicensees under licenses from LICENSOR shall not be considered Technical Information owned or controlled by LICENSOR.

2    GRANT OF LICENSE.

     2.1 License. During the term of this Agreement, LICENSOR hereby grants LICENSEE a non-exclusive right and license to use (a) all of the Technical Information furnished by LICENSOR pursuant to this Agreement, and (b) any invention claimed in (i) any of the unexpired patents now or hereafter listed on Schedule A attached hereto or (ii) unexpired patents which issue from pending patent applications now or hereafter listed in Schedule A, and any continuations, continuations-in-part, divisions, reissues, reexaminations, or extensions thereof to make, and to lease, sell, or otherwise dispose of SPD Emulsions and Light Valve Film manufactured by LICENSEE pursuant to this Agreement solely to an Authorized User in the Authorized User's permitted territory and for the applications specified and purpose permitted on Schedule B hereof. The license granted pursuant to this
Section 2.1 shall be royalty-free to LICENSEE and its permitted sublicensees hereunder. By virtue of the disclosure of Technical Information and training provided by LICENSOR under this Agreement, all SPD Emulsions and Light
Valve Film sold, leased or otherwise disposed of by or for LICENSEE hereunder shall be deemed to have been manufactured at least in part using the Technical Information provided by LICENSOR. The foregoing license is only a license with respect to SPD Emulsions and Light Valve Film and nothing contained in this Agreement shall permit LICENSEE to make, sell, use or otherwise dispose of other Light Valve products.

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

3    REPORTS AND RECORD-KEEPING.

     3.1 Reports. Within 45 days after the end of each fiscal quarter, LICENSEE shall send to LICENSOR a quarterly report setting forth in reasonable detail the quantity of SPD Emulsions manufactured each quarter and the amount of SPD Emulsions sold, leased, disposed of, or delivered by or for LICENSEE and its sublicensees during such quarter to Authorized
Users and samples provided to third parties, with the amounts sold or otherwise provided to each Authorized User, including sample recipients, and their identity clearly broken down. The first report submitted under this Agreement shall cover the period from the Effective Date of the Agreement to the end of the first quarter in which SPD Emulsions are produced hereunder. LICENSEE shall also furnish to LICENSOR at the same time it becomes available to any third party, a copy of each brochure, standard price list, advertisement or other marketing and promotional materials prepared, published or distributed by LICENSEE or its sublicensees relating to SPD Emulsions.

     3.2 Recordkeeping. LICENSEE shall keep and shall cause each sublicensee to keep for six (6) years after the date of submission of each report supported thereby, true and accurate records, files, data and books of accounts that relate to the manufacture, sale or other disposition of SPD Emulsions, reasonably required for the full computation and verification of the information to be given in the statements herein provided for.
LICENSOR and LICENSEE agree that an independent certified public accounting firm (selected by LICENSOR from the largest ten certified public accounting firms in the United States of America if the audited activity is outside of Japan and from the largest ten certified public accounting firms in Japan if the audited activity is within Japan) may audit such records, files and books of accounts to determine the accuracy of the statements given by LICENSEE pursuant to Section 3.1 hereof. Such an audit shall be made upon reasonable advance notice to LICENSEE and during usual business hours.
The cost of the audit shall be borne by LICENSOR, unless the audit shall disclose a material breach by LICENSEE of any term of this Agreement, or a material inaccuracy in any report provided to LICENSOR by LICENSEE, during the audited period, in which case LICENSEE shall bear the full cost of such audit.

4    OBLIGATIONS OF LICENSOR AND LICENSEE.

     4.1 Development of SPD Emulsions. After four (4) months from the Effective Date hereof, LICENSOR and LICENSEE may cooperate to develop initial specifications for SPD Emulsions. LICENSEE shall then use its reasonable efforts to produce SPD Emulsions meeting such specifications for the evaluation and use of LICENSOR and licensees and prospective licensees of LICENSOR, and for use by LICENSEE but only for internal research and development. After consultation with LICENSEE, LICENSOR may at any time propose additional size or other specifications of the SPD Emulsions to be produced under this Agreement with the disclosure of additional Technical Information to LICENSEE with respect to such size or other specifications of SPD Emulsions or Light Valve Film. LICENSEE may use all commercially reasonable efforts throughout the term of this Agreement to improve the quality of SPD Emulsions. However, LICENSEE shall be solely responsible for determining the specifications for all SPD Emulsions, and for any improvements therein.

     4.2 LICENSOR Purchases. If LICENSEE is able to develop and manufacture SPD Emulsions and Light Valve Film suitable for use by Authorized Users, upon request of LICENSOR, LICENSEE shall sell and deliver to LICENSOR, SPD Emulsions, Light Valve Film or components thereof at LICENSEE's prevailing market prices. LICENSEE acknowledges that LICENSOR and its present and/or future licensees (or entities who have been granted the option of entering into license agreements with LICENSOR) may independently manufacture (or have third parties manufacture for them) and sell Light Valve Film or SPD Emulsions under the terms of agreements between them and LICENSOR, or may independently manufacture and sell
Light Valve Film or SPD Emulsions which LICENSOR produces, or has produced on its behalf. Nothing contained in this Agreement shall impose any obligation on LICENSOR or any other parties to purchase any SPD Emulsions from LICENSEE. Notwithstanding anything contained herein to the contrary, during the term of this Agreement LICENSOR may provide
SPD Emulsions obtained by LICENSOR pursuant to this Section 4.2 to third parties so long as LICENSOR does not receive from the recipient for the provision of such SPD Emulsions any monetary payment in excess of LICENSOR's purchase price plus shipping, administrative, overhead and related costs to such recipient.

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

     4.4 End Users. LICENSEE agrees to require all direct recipients of SPD Emulsions to whom SPD Emulsions is sold, leased, or otherwise disposed of by LICENSEE or its sublicensees, to look only to LICENSEE and not to LICENSOR or its affiliates for any claims, warranties, or liability relating to such SPD Emulsions. LICENSEE agrees to take all steps to reasonably assure itself that SPD Emulsions sold, leased or otherwise disposed of by or for LICENSEE is being used for permitted application and territory only. If a party which is not then listed on Schedule B hereto wishes to obtain samples of SPD Emulsions or Light Valve Film or to purchase SPD Emulsions or Light Valve Film from LICENSEE, LICENSEE shall notify
LICENSOR and shall refer such party to LICENSOR. If such party enters into a suitable agreement with LICENSOR, LICENSOR shall inform
LICENSEE whether such party may then obtain samples or purchase SPD
Emulsions or Light Valve Film from LICENSEE.

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

     7.2 Improvements and Modifications. (a) If during the term of this Agreement, LICENSOR makes any improvements or modifications which are invented or developed by or on behalf of LICENSOR after the Effective Date of this Agreement and on or before December 31, 2000, and which relate in any way to or are useful in the design, operation, manufacture and assembly of SPD Emulsions and/or Light Valve Film, such improvements and modifications shall from time to time be disclosed to LICENSEE and be automatically included, on a non-exclusive basis, in the rights and licenses granted pursuant to Section 2.1 hereof, and any patents and/or patent applications relating thereto shall automatically be added to Schedule A hereof.

     (b) Any future improvements or modifications invented or developed by or on behalf of LICENSEE, LICENSEE's sublicensees and LICENSOR
(other than as specifically described in Sections 7.2(a)) after the Effective Date of this Agreement, if any, which relate in any way to or are useful in the design, operation, manufacture and assembly of SPD Emulsions, Light Valve
Film and/or to the suspensions or other components used or usable in SPD Emulsions and/or Light Valve Film shall not be included in this Agreement.
Upon written request by the non-inventing party, LICENSOR and LICENSEE shall negotiate with each other regarding the grant of nonexclusive rights and licenses to use such improvements and modifications, but neither party shall be obligated to grant such rights and licenses to one another.

     (c) During the term of this Agreement each of the parties hereto agrees to inform the other in writing (without any obligation to reveal details which would be confidential information), at least as frequently as once a year in January of each calendar year, if any significant improvements or modifications (other than as specifically described in Section 7.2(a)) have been made relating to the subject matter of this Agreement, and as to the general nature of any such improvements and modifications.

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

8    TECHNOLOGY TRANSFER.

     8.1. Documentation. Within thirty calendar days after the Effective Date of this Agreement, LICENSOR shall furnish LICENSEE with all Technical Information owned or controlled by LICENSOR, which is reasonably necessary or desirable in order for LICENSEE to manufacture SPD
Emulsions. Such Technical Information, which relates to experimental products, shall include, without limitation thereto (1) a document entitled Handbook of Technical Information Relating to Variable Density Optical
Devices Incorporating an Activatable Material which contains confidential and proprietary information of LICENSOR relating to the materials, specifications, formulation, manufacturing method and manufacturing equipment relating to SPD emulsions and Light Valve Film and (2) photocopies of all U.S. Patents and patent applications relating to SPD Emulsions owned or controlled by LICENSOR as of the Effective Date of this Agreement or hereafter incorporated into Schedule A hereto pursuant to the terms of this Agreement. LICENSOR shall not be obligated hereunder to furnish copies of LICENSOR's foreign patents and patent applications, but will furnish a list thereof in Schedule A hereto.

     8.2 Training. LICENSEE's technically skilled personnel designated by LICENSEE (with travel and living expenses paid by LICENSEE) shall make one or more visits for training relating to the manufacture of SPD Emulsions and Light Valve Film, and to inspect LICENSOR's research and development facilities relating to SPD Emulsions. The visits of employees of LICENSEE to LICENSOR's facility shall be carried out within the six-month period commencing with the Effective Date of this Agreement, and shall not exceed 200 man-hours during such period. To assist LICENSEE's employees while they are at LICENSOR's facility, LICENSOR's technical staff shall provide up to 200 man-hours assistance during such period at no cost to LICENSEE. Additionally, there shall be no cost to LICENSEE for materials used for training during the initial training at LICENSOR's facility.

     8.3 Materials and Additional Training. Upon request by LICENSEE during the term of this Agreement, when mutually convenient to LICENSOR and LICENSEE, LICENSOR shall supply LICENSEE with additional training in LICENSOR's or LICENSEE's facility and with small quantities of materials related to SPD Emulsions for experimental use only by LICENSEE, and shall charge LICENSEE $750 per man/day plus the cost of any other materials used in providing such training or making such materials, plus the cost of shipping such materials to LICENSEE. The respective number of engineers for dispatch and the duration of their stay shall be agreed to by LICENSOR and LICENSEE separately from time to time. All expenses to be incurred in connection with the dispatch of LICENSOR's engineers under this Section 8.3 including the traveling and living expenses of such engineers of LICENSOR shall be borne and paid by LICENSEE. Each invoice submitted by LICENSOR for such service shall include detailed explanations of the charges, and, if requested by LICENSEE, copies of receipts.

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

9    INTELLECTUAL PROPERTY PROTECTION RESPONSIBILITIES.

     9.1 Proprietary Rights: Notices. Each party shall provide appropriate notices of patents, or other similar notice of the patent rights of the other party on all products utilizing the patented inventions of the other party if patent marking is required by law or to protect a party's intellectual property rights. Either party may add its own patent notice to any copy or embodiment which contains its patented inventions.

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

     10.2 Termination by LICENSEE. LICENSEE may terminate this Agreement effective as of December 31, 2003 or as of any anniversary thereof by giving LICENSOR prior notice thereof unless sooner terminated as hereinafter provided. Such notice shall be made in writing and shall be given between 60 and 90 days prior to the effective date for which such termination is to be effective. If LICENSEE decides to terminate this Agreement for any reason, LICENSEE shall provide LICENSOR, along with the aforementioned notice of termination, with a written report describing the reasons for such termination. After the expiration or termination of this Agreement, LICENSEE shall have no right to sell, and no obligation to manufacture and deliver, SPD Emulsions and Light Valve Film to any Authorized User or to any other party.

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

     10.4 Effect of Termination. If this Agreement expires or is terminated for any reason whatsoever, in addition to any other remedies which one party may have against the other: (1) all of LICENSEE's rights and licenses under this Agreement shall cease, and LICENSEE shall immediately return to LICENSOR all Technical Information furnished to LICENSEE under this Agreement, together with all reproductions, copies and summaries thereof; provided, however, that LICENSEE may retain solely for archival purposes one copy of all such documents in its legal department files, (2) at LICENSOR's option, LICENSEE shall, within 30 days of the date of such termination, either (A) sell and deliver to LICENSOR under the terms specified in Section 4.2 any SPD Emulsions which shall then be in the possession of LICENSEE, and, if requested by LICENSOR, LICENSEE shall finish and deliver to LICENSOR any SPD Emulsions in the process of manufacture as soon as possible and, in any case, not later than 30 days after receiving LICENSOR's request, and/or (B) with respect to any unsold inventory and work in the process of manufacture, to complete such work in process and sell any remaining inventory during the period not to exceed six months from the date of termination or expiration of this Agreement provided that at the completion of such six-month period, LICENSEE shall promptly destroy and dispose of any SPD Emulsions (and SPD Emulsions in the process of manufacture) not sold under this Section 10.4 and (3) if this Agreement is terminated for any reason on or before December 31, 2002, LICENSEE hereby grants to LICENSOR a nonexclusive, royalty-free, irrevocable, worldwide license with the right to grant sublicenses to others to utilize all technical information, improvements and/or modifications (whether or not the subject of patents or pending patent applications) developed or invented by or on behalf of LICENSEE and/or its sublicensees, subcontractors, or agents hereunder through the date of such termination of this Agreement relating to Light Valves, Light Valve Film or SPD Emulsions which relate to or arise out of Technical Information disclosed by LICENSEE to LICENSOR, and upon such termination, LICENSEE shall provide
LICENSOR in reasonable detail complete information regarding such technical information, improvements and/or modifications. The foregoing license shall be self-effectuating, but LICENSEE agrees upon written notice by LICENSOR at any time hereafter to deliver to LICENSOR within 30 days of such notice any document or other instrument reasonably requested by LICENSOR to convey such license rights to LICENSOR such as, by way of example, confirmations or instruments of conveyance or assignment. No termination of this Agreement by expiration or otherwise shall release
LICENSEE or LICENSOR from any of its continuing obligations hereunder, if any, or limit, in any way any other remedy one party may have against the other party. Notwithstanding the foregoing, LICENSEE's obligations to LICENSOR under Sections 3.1, 3.2, 4.6, 6.1, 6.2, 7.2, 8.5, 10.2, 10.4, 12.1,
and Articles 13 and 14 shall survive any termination or expiration of this Agreement.

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

     11.2 Default by a Party. If there occurs an Event of Default with respect to a party, the other party may:

     (a)  seek damages; and/or

     (b) seek an injunction or an order for mandatory or specific performance; and/or

     (c) terminate this Agreement and the licenses granted to LICENSEE hereunder whereupon the non-defaulting party shall have no further obligations under this Agreement except those which expressly survive termination.

12   CONFIDENTIALITY.

     12.1 Confidential Information. (a) LICENSEE agrees for itself, its sublicensees, and their employees and agents that for twenty (20) years from the date of its receipt of information disclosed to LICENSEE by LICENSOR pursuant to this Agreement, such information shall be held in confidence; provided, however, there shall be no obligation to treat as confidential information which is or becomes available to the public other than through a breach of this obligation, or which was already possessed by LICENSEE in writing (or otherwise provable to be in the possession of LICENSEE) prior to the Effective Date of this Agreement or which is shown by LICENSEE to have been received by it from a third party who had the legal right to so disclose it without restrictions and without breach of any agreement with LICENSOR or its licensees. The burden of proving the availability of any exception of confidentiality shall be on the LICENSEE. LICENSOR shall affix an appropriate legend on all written documentation given to LICENSEE which contains confidential information. Other than for the oral information conveyed during the training conducted pursuant to Sections 8.2 and 8.3 hereof all of which shall be deemed to be confidential information, if confidential information is otherwise conveyed orally by LICENSOR after training has been completed, LICENSOR shall specify to LICENSEE at the time such information is being conveyed (or in a subsequent letter referring to the conversation) that the information conveyed is confidential. It is understood and agreed that, unless otherwise provided in a separate agreement between LICENSEE and LICENSOR, LICENSEE has no obligation hereunder to provide LICENSOR with any confidential or proprietary information, and that LICENSOR shall have no obligation hereunder to LICENSEE to maintain in confidence or refrain from commercial or other use of any information which LICENSOR is or becomes aware of under this Agreement. The terms and provisions of this Agreement or any other agreement between the parties shall not be considered confidential, and the parties hereto acknowledge that, pursuant to the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder, LICENSOR may file copies of this Agreement with the Securities and Exchange
Commission and with NASDAQ and with any other stock exchange on which LICENSOR's securities may be listed. LICENSEE agrees that for the period of time during which LICENSEE is obligated to keep Technical Information confidential hereunder, LICENSEE will not make, use, sell, lease or otherwise dispose of products using or directly or indirectly derived from Light Valve Film, SPD Emulsions or Light Valves or which otherwise comprise suspended particles, which when subjected to a suitable electric or magnetic field, orient to produce a change in the optical characteristics of the suspension ("SPD Technology") unless an agreement between LICENSOR and LICENSEE permitting it to do so is in full force and effect and the royalties, if any, provided in such agreement are being paid to LICENSOR on such products. The foregoing restriction shall not apply to products (i) which do not directly or indirectly incorporate SPD Technology, such as, but not limited to, liquid crystal devices, or electrochromic devices, or (ii) which incorporate technology involving suspended particles, which when subjected to a suitable electric or magnetic field, orient to produce a change in the optical characteristics of the suspension but which is independently developed and which is not in any way directly or indirectly derived from any Technical Information of LICENSOR or its licensees, sublicensees, or any of their affiliates. LICENSEE shall have the burden of proving by clear and convincing evidence that the foregoing restrictions do not apply to a particular product. Nothing contained in this section, however, shall be construed as granting LICENSEE any rights or licenses with respect to any Technical Information or patents of LICENSOR or its other licensees or their sublicensees.

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

     13.4 Representation. LICENSOR hereby represents and warrants that, as of the Effective Date hereof, to the best of its knowledge there have been no claims, actions or proceedings brought or threatened against it or its licensees alleging that any SPD Emulsions, Light Valve Film, and Light
Valves manufactured using Technical Information or other technical information disclosed by LICENSOR constitutes infringement of any patent or intellectual property right of any third party, nor is LICENSOR aware of any patent or intellectual property right of any third party which would be infringed by LICENSEE's manufacture, use or sale of SPD Emulsions or Light Valve Film if LICENSEE's manufacture, use or sale of SPD Emulsions or Light Valve Film is done in strict compliance with the terms and conditions of this Agreement and only uses Technical Information disclosed by LICENSOR hereunder.

14    MISCELLANEOUS.

     14.1 Applicable Law. This Agreement shall be interpreted, construed, governed and enforced in accordance with and governed by the laws of the State of New York, and LICENSOR and LICENSEE hereby submit to the exclusive jurisdiction of the state or federal courts located in the County of Nassau and State of New York for such purposes. Should any dispute arise between LICENSOR and LICENSEE in connection with this Agreement, LICENSOR and LICENSEE shall first endeavor to settle such dispute in an amicable manner through mutual consultation.

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

LICENSOR: Robert L. Saxe, President
          Research Frontiers Incorporated
          240 Crossways Park Drive
          Woodbury, New York 11797-2033 USA
          Facsimile:     (516) 364-3798
          Telephone:     (516) 364-1902

LICENSEE: Eiji Omori,
          Department Manager of Marketing and Planning Dept.
          Chemical Products Operating Division
          Hitachi Chemical Co., Ltd.
          9-25, Shibaura 4-chome
          Minato-ku, Tokyo JAPAN 108-0023
          Facsimile:     3-5446-9469
          Telephone:     3-5446-9132

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

                         RESEARCH FRONTIERS INCORPORATED


                         By: /s/ Robert L. Saxe
                             Robert L. Saxe, President
                             Date: August 9, 1999

                         HITACHI CHEMICAL CO., LTD.


                         By: /s/ Takeo Fujisawa
                             Takeo Fujisawa, Director, General Manager of
                             Chemical Products Operations Division
                             Date: August 3, 1999

                                                  Schedule A
                                            (As of July 22, 1999)

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

5,728,251                Joseph A.  Check, III
              "Light Modulating Film of Improved
           UV Stability For a Light Valve" (JDR-111) 03/17/98 09/27/15



                              PENDING APPLICATIONS

    Serial Number                                               Filing Date


 [Confidential Information Omitted and filed separately with the Securities and Exchange Commission]

                                                  Schedule B
                                             (As of July __, 1999)

        LIST OF ELIGIBLE CUSTOMERS (AUTHORIZED USERS) FOR SPD EMULSIONS

                                                                       Permitted
Name of Customer                 Licensed Application                  Territory

Research Frontiers Incorporated  All applications                      Worldwide

General Electric Company         SPD Film for sale to other            Worldwide
                                 specified licensees of Research Frontiers

Hankuk Glass Industries Inc.     SPD Film for sale to other            Worldwide
                                 specified licensees of Research Frontiers

Material Sciences Corp.          SPD Film for sale to other            Worldwide
                                 specified licensees of Research Frontiers


[INFORMATION REGARDING OTHER AUTHORIZED USERS WILL BE PROVIDED BY LICENSOR TO LICENSEE FROM TIME TO TIME IN THE FUTURE]