Form 10-K405
period 1999-12-31
RESEARCH FRONTIERS INC
filed 2000-03-30
CIK 793524

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of
                  THE SECURITIES AND EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1999  Commission File Number 1-9399

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

Yes  X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 28, 2000 there were 12,097,121 shares of Research Frontiers Incorporated common stock outstanding (of which 887,249 shares were held, either directly or indirectly, by affiliates of the Company), and the aggregate market value of the common shares (based upon the closing trading price of these shares on NASDAQ on March 28, 2000) held by non-affiliates was approximately $386,742,999. In making this computation, all shares known to be owned by directors and executive officers of the Company and all shares known to be owned by other persons holding in excess of 5% of the Company's common stock have been deemed held by "affiliates" of the Company. Nothing herein shall prejudice the right of the Company or any such person to deny that any such director, executive officer, or stockholder is an "affiliate."

                       Exhibit Index at pages 16-19
                               Page 1 of 39

                              PART I

ITEM 1.  BUSINESS

General

Research Frontiers Incorporated ("Research Frontiers" or the
"Company") was incorporated in New York in 1965 and reincorporated in Delaware in 1989. Research Frontiers' business is to develop and license its suspended particle technology for controlling the amount of light passing through a device. Such suspended particle devices are often referred to as "SPDs" or "light valves."

SPDs use microscopic light-absorbing particles that are either in a liquid suspension or a film. The microscopic particles align when an electrical voltage is applied. This permits light to pass through the device, and allows the amount of light to be controlled. The first light valve of this type was invented by Dr. Edwin Land, founder of Polaroid Corporation, in the 1930s.
Since 1965, Research Frontiers has been actively working to develop and license its own technology, which it protects using patents, trade secrets and know- how. Although patent and trade secret protection is not a guarantee of commercial success, Research Frontiers currently has approximately 350 patents and pending patent applications throughout the world protecting its technology.

SPD technology may have wide commercial applications in many types of products where variable light transmission is desired, such as

o "smart" windows
o  variable light transmission eyewear such as goggles and sunglasses
o  self-dimmable automotive sunroofs, sunvisors and rear-view mirrors, and
o flat panel information displays for use in computers,televisions, telephones and other electronic instruments.

Various licensees of Research Frontiers have developed prototypes of smart window, automotive and eyewear products. Also, prototypes of flat panel displays and self-dimming automotive rear-view mirrors have also been developed. These prototypes demonstrate the feasibility and operation of the products they relate to, but they may need additional product design, engineering or testing before commercial products are introduced. Our licensees may consider the exact stage of development, product introduction strategies and timetables, and other plans to be proprietary or secret.

The following table summarizes Research Frontiers' existing license and option agreements and lists the year these agreements were entered into:

Licensee or Optionee          Products Covered                        Territory

Dainippon Ink and            SPD emulsions for other licensees (1999)  Worldwide
 Chemicals Incorporated

General Electric Company     SPD film for other licensees and          Worldwide
                             prospective licensees (1995)

Glaverbel, S.A.              Automotive vehicle rear-view mirrors,     Worldwide
                             transportation vehicle sunvisors, and       (except
                             architectural and automotive windows (1996)   Korea
                                                                    for windows)

Global Mirror GmbH           Rear-view mirrors and sunvisors (1999)    Worldwide

Hankuk Glass Industries Inc. Broad range of SPD light control products Worldwide including windows, flat panel displays,
                             automotive vehicle rear-view mirrors and sunvisors (installed as original equipment on Korean-made cars), and sunroofs; SPD film for licensees and prospective licensees (1997)

Hitachi Chemical Co., Ltd.   SPD emulsions and films for other         Worldwide
                             licensees (1999)

Material Sciences Corp.      Architectural and automotive windows,     Worldwide
                             SPD film for other licensees, prospective licensees and architectural and automotive window companies (1997)

ThermoView Industries, Inc.  Architectural windows (2000)              Worldwide
                                                                  (except Korea)

Vision-Ease Lens Azusa,Inc.  Eyewear (1997)                            Worldwide

Saint Gobain Vitrage, S.A.   Architectural Windows (option) (1994)     Worldwide
                                                                   (except Korea
                                                              and South America)

Licensees will pay Research Frontiers a 5-10% royalty on the sale of licensed products, and may also be required to pay Research Frontiers minimum annual royalties. Research
Frontiers' license agreements typically allow the licensee to terminate the license after some period of time, and give Research Frontiers only limited rights to terminate before the license expires. Most licenses are non-exclusive and generally last as long as our patents remain in effect. The license granted to Hankuk Glass Industries is exclusive within Korea for certain applications through December 2004. Vision-Ease's license for eyewear is exclusive during the term of the license. Global Mirror's license restricts new licenses from being granted in the truck mirror original equipment market for a period of time if certain sales milestones are met with respect to commercial vehicles in Classes 5 through 8 with gross vehicle weights in excess of 16,000 pounds. To our knowledge, five of our licensees, Global Mirror, Hankuk Glass Industries, Vision-Ease, ThermoView Industries and Material Sciences Corporation, currently have active programs for developing SPD products. Dainippon Ink and Chemicals and Hitachi Chemical are also working to develop raw materials under their licenses for incorporation into SPD film and end products. One or more other licensees may become more active, and additional companies may become licensees, if and when an SPD film becomes available. To the extent that an inactive licensee's license agreement is listed above, it is only done so as a matter of completeness to reflect those companies who the Company believes are permitted to use SPD technology, and does not imply that these inactive licensees will produce products in the future using SPD technology, or that their license agreement permitting them to do so will remain in effect.

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

     On March 28, 2000, the Company had thirteen full-time employees, six of whom are technical personnel, and the rest of whom perform legal, marketing, investor relations, and administrative functions. Of these employees, two have obtained a doctorate in chemistry, one has a masters in chemistry, two have extensive industrial experience in electronics and electrical engineering, and one has majored in physics. Three employees also have additional postgraduate degrees in business administration. Also the Company's suppliers and licensees have people on their teams with advanced degrees in a number of areas relevant to the commercial development of products using the Company's technology. The success of the Company is dependent on, among other things, the services of its senior management, the loss of whose services could have a material adverse effect upon the prospects of the Company.

     The Company expects to compete against various technologies that are currently being used commercially. In particular, the Company expects to compete on the basis of the performance characteristics of its display products with liquid crystal displays ("LCDs"). An LCD is generally similar in construction to an SPD display, but instead of a liquid or film suspension, utilizes an organic material called a liquid crystal which, although comprised of molecules that flow like a liquid, has some of the characteristics of solid crystals. Like SPD displays, LCDs are "passive" devices which do not generate light, but merely reflect or modulate existing light. The market for flat panel displays was estimated by others to have been approximately $18.5 billion for 1999. The Company believes that some of its licensees may begin to challenge liquid crystal displays with SPDs for part of the flat panel display market during the next several years.

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

     Electrochromic Technology: When compared to electrochromic windows and rear-view mirrors, which use a direct current voltage to alter the molecular structure of electrochromic materials (which can be in the form of either a liquid, gel or solid film) causing the material to darken, SPDs have numerous potential performance, manufacturing and cost advantages. In comparing the Company's SPD light valves to electrochromic technologies, SPDs are expected to have some or all of the following advantages: (i) faster response time, (ii) lower estimated costs, (iii) more reliable performance over a wider temperature range, (iv) capability of achieving darker off-states, (v) lower current drain, (vi) higher estimated battery life in applications where batteries are used, and (vii) no "iris effect" (where light transmission changes first occur at the outer edges of a window or mirror and then work their way toward the center) when changing from clear to dark and back again.
Many companies with substantially greater resources than Research Frontiers such as 3M, Asahi Glass, Pilkington, PPG Industries, Libbey-Owens Ford and other large corporations are pursuing projects in the electrochromic area. Pilkington has reportedly introduced an electrochromic window in Germany having an estimated installed cost of about $125 per square foot.

     Liquid Crystal Technology: To date, the main types of liquid crystal smart windows have been produced by Taliq
Corp. (a subsidiary of Raychem Corp. which has since discontinued its liquid crystal operations and licensed its technology to others), Nippon Sheet Glass, Saint Gobain Vitrage SA, Polytronix, Inc. and 3M (which has also reportedly discontinued its liquid crystal film making operations). These windows are very expensive (having an estimated installed cost of about $85-100 per square foot), and only change from a cloudy opaque milky-white to a hazy clear state, with no useful intermediate states. As compared to liquid crystal windows, SPD smart windows should be less expensive to produce, could be viewed at wide angles without a light scattering haze effect when activated, would operate over a wider temperature range, and would permit an infinite number of intermediate states between a transparent state with no visible haze to a dark blue state.

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

Research and Development

     As a result of the Company's research and development efforts, the Company believes that its SPD light valves will be usable in a number of commercial products. Such products may include one or more of the following fields: "smart" windows, variable light transmission eyewear such as sunglasses and goggles, self-dimmable automotive sunroofs, sunvisors and mirrors, and instruments and other information displays that use digits, letters, graphic images, or other symbols to supply information, including scientific instruments, aviation instruments, automobile dashboard displays and, if certain improvements can be made in various features of the Company's
SPD light valves, portable computer displays and flat panel television displays. The Company believes that most of its research and development efforts have applicability to products that may incorporate the Company's technology. Although the Company believes that the state of development of its technology is sufficiently advanced that commercial products should be producible hereafter by its licensees, such potential commercialization is beyond the control of the Company. In addition, the Company intends to continue its research and development efforts for the foreseeable future to improve its SPD light valve technology and thereby assist in the potential commercialization of the Company's SPD light valve technology by the Company's licensees.

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

Research Frontiers incurred about $2,313,000 (which includes the purchase of patents), $1,647,000, and $1,831,000, during the years ended December 31, 1999, 1998, and 1997, respectively, for research and development. Research Frontiers plans to engage in substantial continuing research and development activities.

Patents and Proprietary Information

     The Company has 17 United States patents in force. Eight
United States patent applications are pending.  The Company's
United States patents expire at various dates from 2000 through 2015. The Company has approximately 56 issued patents and a substantial number of patent applications pending in foreign countries. In addition, in June 1999 the Company acquired 74 patents and patent applications from its licensee, Glaverbel, SA, which are in the process of being assigned to Research Frontiers. The Company's foreign patents expire at various dates from 2000 through 2014. The Company believes that its SPD light valve technology is adequately protected by its patent position and by its proprietary technological know-how. However, the validity of the Company's patents has never been contested in any litigation. To a lesser extent, the Company relies on trade secrets and nondisclosure agreements to protect its technology. The
Company generally requires any employee, consultant, or licensee having access to its confidential information to execute an agreement whereby such person agrees to keep such information confidential.

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

ITEM 2.  PROPERTIES

     The Company currently occupies approximately 8,100 square feet of space at a minimum annual rental of approximately
$134,000 (which rises over the term of the lease to approximately
$143,500) for its executive office and research facility at 240
Crossways Park Drive, Woodbury, New York 11797 under a lease expiring January 31, 2004. The Company believes that its space, including its laboratory facilities, is adequate for its present needs.

ITEM 3.  LEGAL PROCEEDINGS

     In a settlement agreement dated June 30, 1999, the Company settled a declaratory judgment action brought on March 25, 1999 in the Supreme Court of the State of New York, County of Nassau, by Jean Thompson in her individual capacity and as Executrix of the estate of Robert I. Thompson, a former officer and director of the Company. The action did not seek monetary damages and essentially sought a declaration that certain common stock of the Company securing loans made to Mr.
Thompson was not available as collateral to secure such loans. Under the settlement agreement, among other things, the parties agreed that Jean Thompson and the estate of Robert I. Thompson would pay the $732,000 in loans made by the Company from 1993 to 1997 by paying the Company $345,000 in cash, and delivering to the Company for cancellation 38,467 shares of common stock and options to purchase 181,447 shares of common stock. This payment and delivery of the shares and stock options for cancellation were made in August 1999, resulting in the payment in full of all outstanding loans.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                              PART II

ITEM 5.MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

(a)  Market Information

     (1) The Company's common stock is traded on the NASDAQ National Market. As of March 28, 2000, there were
12,097,191 shares of common stock outstanding.

     (2) The following table sets forth the range of the high and low selling prices (as provided by the National Association of Securities Dealers) of the Company's common stock for each quarterly period within the past two fiscal years:

      Quarter Ended                  Low            High
      March 31, 1998                6.5000         9.7500
      June 30, 1998                 5.6250         8.3750
      September 30, 1998            5.4375         7.6250
      December 31, 1998             5.7500        11.1250
      March 31, 1999                6.7500        11.0000
      June 30, 1999                 6.8750        10.0000
      September 30, 1999            9.0625        13.5625
      December 31, 1999             8.5000        15.4375

      These quotations may reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

(b)   Approximate Number of Security Holders

      As of March 28, 2000, there were 557 holders of record of
the Company's common stock.   The Company estimates that
there are over 8,500 beneficial holders of the Company's common stock.

(c)   Dividends

     The Company did not pay dividends on its common stock in 1999 and does not expect to pay any cash dividends in the foreseeable future. There are no restrictions on the payment of dividends.

ITEM 6.  SELECTED FINANCIAL DATA

    The following table sets forth selected data regarding the Company's operating results and financial position. The data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto, all of which are contained in this Annual Report on Form 10-K.

                                         Year ended December 31,
                          1999        1998       1997        1996       1995
Statement of Operations Data:
 Fee income          $  128,096 $   108,735 $    60,000 $    50,000 $    1,500
 Operating expenses   1,934,917   1,631,179   1,884,038   1,226,410  1,226,691
 Research and
  development(1)      2,312,504   1,647,448   1,831,397   1,711,634   1,410,443
                      4,247,421   3,278,627   3,715,435   2,938,044   2,637,134
 Operating loss      (4,119,325) (3,169,892) (3,655,435) (2,888,044) (2,635,634)
 Net investment
  income (loss)(2)      386,303     460,572     425,990     413,206    (283,088)
 Other income                --      91,379          --          --          --

 Net loss            (3,733,022) (2,617,941) (3,229,445) (2,474,838) (2,918,722)

 Basic and diluted net
  loss per common share    (.34)       (.24)       (.32)       (.25)       (.32)

 Dividends per share         --          --          --          --          --

                                              As of December 31,

                          1999        1998         1997        1996        1995

Balance Sheet Data:
 Total current assets   $9,695,137 $6,728,453 $ 9,728,285 $8,193,639 $9,871,002
 Total assets           10,037,063  7,021,291  10,033,663  8,425,141 10,026,113
 Long-term debt,includ-         --         --          --         --         --
  ing accrued interest
 Total share-
   holders'equity        9,507,736  6,740,489   9,621,979  8,216,847  9,783,060

(1) Research and development expenses for 1999 include $289,177 paid by the Company for 74 patents and patent applications acquired from Glaverbel, SA.

(2)   Net investment income (loss) for 1999, 1998, 1997, 1996 and
      1995 includes $95,001, $50,968, $68,810, $211,360  and
      $7,073, respectively, of interest income received from officers of the Company upon payment of notes receivable, and $0, $0, ($6,382), $1,174,643, and ($268,100), respectively of unrealized gain (loss) on investments. Prior to July 1997, the Company classified its investments as trading securities which resulted in the unrealized gains and losses recorded in the statement of operations.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Year ended December 31, 1999 Compared to the Year ended December 31, 1998

The Company's fee income from licensing activities for 1999 was $128,096 as compared to fee income of $108,735 for 1998. Certain license fees, which are paid to the Company in advance of the accounting period in which they are earned resulting in the recognition of deferred revenue for the current accounting period, will be recognized as fee income in future periods.

Operating expenses increased by $303,738 for 1999 to $1,934,917 from $1,631,179 for 1998. This increase was primarily the result of increased compensation, professional fees, insurance, rent, travel and stock listing expenses offset by decreased public relations, depreciation, office and consulting expenses.

Research and development expenditures (excluding the purchase of patents described in the next paragraph) increased by $375,879 to $2,023,327 for 1999 from $1,647,448 for 1998.
This increase was primarily the result of higher research-related compensation and consulting expenses, offset by lower costs for materials.

The increase in compensation expenses for both operating and research and development activities as discussed above was the result of the Company recording compensation expense in connection with options granted, as more fully described in note 9b to the accompanying financial statements. Total non-cash compensation expense recognized during the fourth quarter of 1999 in connection with these options was $671,052.

In June of 1999, the Company purchased 74 patents and patent applications from Glaverbel S.A. covering various inventions relating to SPD technology for which a lump-sum payment of $289,177 was made. In accordance with the Company's accounting policy, such amount was expensed.

The Company's net gain from its investing activities for 1999 was $291,302, as compared to a net gain from its investing activities of $409,604 for 1998. This difference was primarily due to a higher level of average investment balances in 1998 compared to the same period in 1999 as a result of the Company receiving $5.0 million towards the end of 1997 in connection with the issuance of the redeemable prepaid warrant. In addition, during 1999 the Company recorded
$95,001 of interest income on notes receivable from one of its officers which was paid through the delivery of shares of common stock to the Company.

During 1998, the Company received $135,000 of key man life insurance proceeds payable on the death of its former Executive Vice President, Robert I. Thompson. This resulted in the Company recording non-recurring other income of $91,379 during 1998 representing the difference between the amount received by the Company and the cash surrender value of such life insurance policy that was previously recorded on the Company's balance sheet.

As a consequence of the factors discussed above, the Company's net loss was $3,733,022 ($0.34 per share) for 1999 as compared to $2,617,941 ($0.24 per share) for 1998.


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

Financial Condition, Liquidity and Capital Resources

     During 1999, the Company's cash and cash equivalent balance increased by $2,739,286 principally as a result of the $5,805,424 of proceeds received, net of expenses, from the issuance of common stock upon the exercise of options and warrants, and the repayment in cash of notes receivable from officers of $345,000, the proceeds of which have been invested by the Company primarily in short-term U.S. Treasury money market funds, offset by cash used to fund the Company's operating activities of $2,642,346, and the purchase of 40,200 shares of treasury stock for $345,837 (which shares were subsequently retired). At December 31, 1999, the Company had working capital of $9,165,810 and its shareholders' equity was $9,507,736.

     On October 1, 1998, the Company announced that Ailouros
Ltd., a London-based institutional money management fund, had committed to purchase up to $15 million worth of common stock of Research Frontiers through December 31, 2001. This commitment is in the form of a Class A Warrant issued to Ailouros Ltd. which gives Research Frontiers the option in any three-month period to deliver a put notice to Ailouros requiring them to purchase an amount of common stock specified by Research Frontiers at a price equal to the greater of (A) 92% of the seven-day average trading price per share of common stock, or (B) a minimum or "floor" price per share set by Research Frontiers from time to time. The pricing was initially subject to an overall cap of $15 per share, which cap has now been eliminated by mutual agreement so that the Company may put stock to Ailouros at selling prices in excess of $15 per share. However, Research Frontiers is not required to sell any shares under the agreement. Before the beginning of each of a series of three-month periods specified by the Company, the Company determines the amount of common stock that the Company wishes to issue during such three-month period. The Company also sets the minimum selling or "floor" price, which can be reset by the Company in its sole discretion prior to the beginning of any subsequent three-month period. Therefore, at the beginning of each three-month period, the Company will determine how much common stock, if any, is to be sold (the amount of which can range from $0 to $1.5 million during such three-month period), and the minimum selling price per share. Because of increases in the Company's stock price since
Ailouros' original commitment, and the elimination of the $15 per share cap mentioned above, the Company would now be able to raise more money without having to issue more shares than were originally registered with the Securities and Exchange Commission. Therefore, in March 2000, Ailouros agreed to expand its commitment beyond the original $15 million, thereby giving the Company the right to raise additional funds from Ailouros so long as the Company does not have to issue more shares than were originally registered with the Securities and Exchange Commission.

     During 1999, the Company granted 237,800 contingent performance options to employees, which vest only if a certain performance milestone in the price of the Company's common stock is achieved during 2000. As the Company is required to account for these options as a variable plan under APB Opinion No. 25, compensation expense is recorded each period from the date of grant through the vesting date based on the quoted market price of the stock at the end of each period. The non-cash compensation expense recognized during the fourth quarter of 1999 in connection with these options was $671,052. Based on the current market price of the Company's common stock, the Company will likely incur a non-cash compensation charge of approximately $3,000,000 during the quarter ended March 31, 2000. The charges recorded as a result of the issuance of these performance options are calculated based upon changes in the Company's stock price as of the end of each quarter, are non-cash accounting charges, and do not require the Company to make any payment in cash or otherwise to the option holder.

     In December 1999, the Company's Board of Directors approved a performance bonus plan which provides for a bonus to be paid on July 1, 2000 and January 1, 2001 equal to 1% of the increase, if any, in the Company's market value during the first and second halves of 2000. Bonuses are capped at a recipient's salary in the case of employees of the Company, and are currently capped at $55,000 in the case of non-employee directors of the Company.

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

     The Company expects to use its cash and the proceeds from maturities of its investments to fund its research and development of SPD light valves and for other working capital purposes. The Company's working capital and capital requirements depend upon numerous factors, including the results of research and development activities, competitive and technological developments, the timing and cost of patent filings, the development of new licensees and changes in the Company's relationships with its existing licensees. The degree of dependence of the Company's working capital requirements on each of the foregoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements; the addition of new licensees may provide additional working capital or working capital requirements, and changes in relationships with existing licensees would have a favorable or negative impact depending upon the nature of such changes. Based upon existing levels of expenditures, assumed ten percent annual increases therein, existing cash reserves and budgeted revenues, the Company believes that it would not require additional funding for at least the next three to four years (without giving effect to any new financing raised). There can be no assurance that expenditures will not exceed the anticipated amounts or that additional financing, if required, will be available when needed or, if available, that its terms will be favorable or acceptable to the Company. Eventual success of the Company and generation of positive cash flow will be dependent upon the commercialization of products using the Company's technology by the Company's licensees and payments of continuing royalties on account thereof.

Year 2000 Compliance

     The Company believes that its internal computer systems and applications are Year 2000 compliant, and has not experienced any adverse impact as a result of Year 2000 issues relating to its internal computer systems and applications, nor as a result of any Year 2000 issues affecting any of its key suppliers, vendors or other entities with which the Company does business. The Company does not anticipate any significant costs or future adverse impact on its business, results of operations, or financial condition as a result of the Year 2000 issue.

Inflation

     The Company does not believe that inflation has a significant impact on its business.

New Accounting Pronouncement

The Financial Accounting Standards Board has issued
Statement No. 133 related to "Accounting for Derivative
Instruments and Hedging Activities" (Statement 133).
Statement 133 established accounting and reporting standards for derivative instruments embedded in other contracts, and for hedging activities. This statement (as amended by Statement
137) is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Management of the Company does not believe that the implementation of Statement 133 (as amended by Statement 137) will have a significant impact on its financial position or results of operations. For each of the years in the three-year period ended December 31, 1999 the Company had no derivative instruments or hedging activities as defined by Statement 133.

On December 3, 1999, the Securities and Exchange
Commission (SEC) issued Staff Accounting Bulletin No. 101 - "Revenue Recognition in Financial Statements" (SAB No. 101).
SAB No. 101 provides the SEC staff's views on the recognition of revenue including nonrefundable technology access fees received by companies in connection with research collaborations with third parties. SAB No. 101 states that in certain circumstances the SEC staff believes that up-front fees, even if nonrefundable, should be deferred and recognized systematically over the term of the research arrangement. SAB
No. 101 requires registrants to adopt the accounting guidance contained therein by no later than the first fiscal quarter of the fiscal year beginning after December 15, 1999 (quarter ending March 31, 2000 for the Company). Management of the
Company does not believe that applying the accounting guidance of SAB No. 101 will have a material effect on its financial position or results of operations.

Forward Looking Statements

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company invests available cash and cash equivalents in short-term U.S. treasury securities with maturities that are generally two years or less. Although the rate of interest paid on such investments may fluctuate over time, each of the Company's investments, other than in money market funds whose interest yield varies, is made at a fixed interest rate over the duration of the investment. Accordingly, the Company does not believe it is materially exposed to changes in interest rates as it holds these treasury securities until maturity.

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

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                             PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Commission on or before April 30, 2000, in connection with the Company's Annual Meeting of Stockholders scheduled to be held on June 8, 2000.

ITEM 11.   EXECUTIVE COMPENSATION

     The information required by this Item 11 is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Commission on or before April 30, 2000, in connection with the Company's Annual Meeting of Stockholders scheduled to be held on June 8, 2000. Notwithstanding anything to the contrary set forth herein or in any of the Company's past or future filings with the Securities and Exchange Commission that might incorporate by reference the Company's definitive Proxy Statement, in whole or in part, the report of the compensation committee and the stock price performance graph contained in such definitive Proxy Statement shall not be incorporated by reference into this Annual Report on Form 10-K or in any other such filings.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The information required by this Item 12 is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Commission on or before April 30, 2000, in connection with the Company's Annual Meeting of Stockholders scheduled to be held on June 8, 2000.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Commission on or before April 30, 2000, in connection with the Company's Annual Meeting of Stockholders scheduled to be held on June 8, 2000.

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

Independent Auditors' Report . . . . . . . . . . . . . . . . . . . .         F-1

Financial Statements:

    Balance Sheets,
         December 31, 1999 and 1998. . . . . . . . . . . . . . . . .         F-2

    Statements of Operations,
         Years ended December 31, 1999, 1998 and 1997  . . . . . . .         F-3

    Statements of Shareholders' Equity,
         Years ended December 31, 1999, 1998 and 1997  . . . . . . .         F-4

    Statements of Cash Flows,
         Years ended December 31, 1999, 1998 and 1997  . . . . . . .         F-5

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

4.3 Subscription Agreement between Research Frontiers and Ailouros Ltd. dated as of October 1, 1998, and related Class A Warrant and Class B Warrant between Research Frontiers and Ailouros Ltd. dated as of October 1, 1998. Previously filed as an Exhibit to the Company's Registration Statement on Form S-3 (No. 333-65219) dated October 1, 1998, and incorporated herein by reference.

10.1* Amended and Restated Employment Contract effective January 1, 1989 between the Company and Robert L. Saxe. Previously filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.

10.2*   Amended and Restated 1992 Stock Option Plan.
        Previously filed as Exhibit 4 to the Company's
        Registration Statement on Form S-8 (Reg. No. 33-
        86910) filed with the Commission on November 30, 1994, and incorporated herein by reference.

10.3* 1998 Stock Option Plan, as amended. Previously filed as an Exhibit to the Company's Definitive Proxy
        Statement dated April 30, 1998 filed with the Commission on April 29, 1998, 1994, and incorporated herein by reference.

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

10.5.3 Third Amendment to Lease dated July 14, 1998 between the Company and Industrial and Research
        Associates Co. (filed herewith).

10.6 Option Agreement effective as of June 1, 1994 between the Company and Saint-Gobain Vitrage International
        SA (now known as Saint-Gobain Vitrage SA).
        Previously filed as an Exhibit to the Company's Current Report on Form 8-K dated June 9, 1994 and incorporated herein by reference.

10.7 License Agreement effective as of August 2, 1995 between the Company and General Electric Company.
        Previously filed as an Exhibit to the Company's
        Current Report on Form 8-K dated August 2, 1995 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.8 License Agreement effective as of April 29, 1996 between the Company and Glaverbel, S.A. Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.9 License Agreement effective as of January 18, 1997 between the Company and Material Sciences
        Corporation. Previously filed as an Exhibit to the Company's Current Report on Form 8-K dated March
        3, 1997 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange
        Commission, and incorporated herein by reference.

10.10 License Agreement effective as of March 31, 1997 between the Company and Hankuk Glass Industries,
        Inc. Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.11 License Agreement effective as of August 8, 1997 between the Company and Orcolite, a Unit of Monsanto Company. Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.12 License Agreement effective as of June 25, 1999 between the Company and Dainippon Ink and Chemicals, Incorporated. Previously filed as an Exhibit to the Company's Quarterly Report on Form
        10-Q for the fiscal quarter ended June 30, 1999 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.13 License Agreement effective as of August 9, 1999 between the Company and Hitachi Chemical Co., Ltd. Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.14 License Agreement effective as of December 3, 1999 between the Company and Global Mirror GmbH & Co.
        KG. Filed herewith with portions of this document omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission.

10.15 License Agreement effective as of December 13, 1999 between the Company and Global Mirror GmbH & Co.
        KG. Filed herewith with portions of this document omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission.

10.16 License Agreement effective as of March 21, 2000 between the Company and ThermoView Industries, Inc. Filed herewith with portions of this document omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission.

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

Dated:  March 28, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                                    Position          Date

/s/Robert M. Budin                           Director            March 28, 2000
   Robert M. Budin


/s/Bernard D. Gold                           Director             March 28, 2000
   Bernard D. Gold

/s/Joseph M. Harary                          Director             March 28, 2000
   Joseph M. Harary

/s/Robert L. Saxe                            Director, President  March 28, 2000
   Robert L. Saxe                            and Treasurer




                   Independent Auditors' Report



The Shareholders and Board of Directors
Research Frontiers Incorporated:


We have audited the accompanying balance sheets of Research Frontiers Incorporated as of December 31, 1999 and 1998, and the related statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Research Frontiers Incorporated at December 31, 1999 and 1998 and the results of its operations and cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.


                              /s/ KPMG LLP


Melville, New York
March 27, 2000

                     RESEARCH FRONTIERS INCORPORATED

                             Balance Sheets

                       December 31, 1999 and 1998

                Assets                                       1999       1998

Current assets:
 Cash and cash equivalents                          $    8,142,569    5,403,283
 Marketable investment securities held-to-maturity       1,246,083    1,189,386
 Receivable from warrant exercise pending settlement       222,549           --
 Salary advance to officer                                  66,445      105,567
 Prepaid expenses and other current assets                  17,491       30,217
                      Total current assets               9,695,137    6,728,453

Fixed assets, net                                          319,321      269,084
Deposits and other assets                                   22,605       23,754

                      Total assets                  $   10,037,063    7,021,291

              Liabilities and Shareholders' Equity

Current liabilities:
 Accounts payable                                   $      158,702      115,418
 Deferred revenue                                           46,154       56,250
 Accrued expenses                                          324,471      109,134

                      Total liabilities                    529,327      280,802

Shareholders' equity:
 Common stock, par value $0.0001 per share; authorized
  100,000,000 shares,issued and outstanding 11,523,900
  and 10,929,041 shares for 1999 and 1998                    1,152        1,093
  Additional paid-in capital                            39,750,276   33,982,066
  Accumulated deficit                                  (30,090,731) (26,357,709)
                                                         9,660,697    7,625,450

  Notes receivable from officers                          (152,961)    (884,961)

                      Total shareholders' equity         9,507,736    6,740,489

Commitments and contingency

           Total liabilities and shareholders' equity $ 10,037,063    7,021,291

See accompanying notes to financial statements.


                RESEARCH FRONTIERS INCORPORATED

                    Statements of Operations

          Years ended December 31, 1999, 1998 and 1997

                        1999      1998      1997

Fee income                             $   128,096       108,735        60,000

Operating expenses                       1,934,917     1,631,179     1,884,038
Purchase of patents                        289,177            --         --
Research and development                 2,023,327     1,647,448     1,831,397
                                         4,247,421     3,278,627     3,715,435

      Operating loss                    (4,119,325)   (3,169,892)   (3,655,435)

Net investment income                      291,302       409,604       357,180
Other income                                    --        91,379            --
Interest income on notes
 receivable from officers                   95,001        50,968        68,810

Net loss                              $ (3,733,022)   (2,617,941)   (3,229,445)

Basic and diluted net loss
  per common share                    $      (0.34)        (0.24)        (0.32)

Weighted average number of
 common shares outstanding              11,100,196    10,878,141    10,201,961

See accompanying notes to financial statements.




                                     RESEARCH FRONTIERS INCORPORATED
                                   Statements of Shareholders' Equity
                              Years ended December 31, 1999, 1998 and 1997

                                 Common Stock     Additional       Accumulated    Treasury       Notes
                               Shares     Amount  Paid in Capital  Deficit      Stock, at Cost   Receivable
Total


Balance, December 31, 1996   10,066,897  $  1,007   29,355,663     (20,510,323)             --    (629,500) 8,216,847

Issuance of common stock       352,298         35    1,411,296              --              --          --  1,411,331
Purchase of treasury stock          --         --           --              --        (126,637)         --   (126,637)
Repayment of note by officer        --         --           --              --        (560,629)    592,353     31,724
Retirement of treasury stock   (77,000)        (8)    (687,258)             --         687,266          --         --
Net loss                            --         --           --      (3,229,445)             --          -- (3,229,445)
Loans to officers                   --         --           --              --              --  (1,390,000)(1,390,000)
Net proceeds from issuance of
 redeemable prepaid warrants        --         --    4,626,985              --              --          --  4,626,985
Issuance of warrants
 for services performed             --         --       81,174              --              --          --     81,174

Balance, December 31, 1997  10,342,195  $   1,034   34,787,860     (23,739,768)             --  (1,427,147) 9,621,979

Issuance of common stock       759,162         76      450,400              --              --          --    450,476
Purchase of treasury stock          --         --           --              --        (747,716)         --   (747,716)
Repayment of note by officer        --         --           --              --        (545,553)    542,186     (3,367)
Retirement of treasury stock  (172,316)       (17)  (1,293,252)             --       1,293,269          --         --
Net loss                            --         --           --      (2,617,941)             --          -- (2,617,941)
Proceeds from the
 issuance of warrants               --         --       10,000              --              --          --     10,000
Issuance of warrants
 for services performed             --         --       27,058              --              --          --     27,058

Balance, December 31, 1998  10,929,041       1,093  33,982,066     (26,357,709)             --    (884,961) 6,740,489
Issuance of common stock       673,112          67   5,887,838              --              --          --  5,887,905
Purchase of treasury stock          --          --          --              --        (345,837)         --   (345,837)
Repayment of note by officer        --          --          --              --        (482,001)    732,000    249,999
Retirement of treasury stock   (78,667)         (8)   (827,830)             --         827,838          --         --
Net loss                            --          --          --      (3,733,022)             --          -- (3,733,022)
Issuance of performance options     --          --     671,052              --              --          --    671,052
Issuance of stock and warrants
 for services performed            414          --      37,150              --              --          --     37,150
Balance, December 31, 1999  11,523,900     $ 1,152  39,750,276     (30,090,731)             --    (152,961) 9,507,736

See accompanying notes to financial statements.



                  RESEARCH FRONTIERS INCORPORATED
                      Statements of Cash Flows
            Years ended December 31, 1999, 1998 and 1997



                                                1999         1998        1997
Cash flows from operating activities:
 Net loss                                  $ (3,733,022) (2,617,941) (3,229,445)
 Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
  Depreciation and amortization                  93,472      96,387      84,486
  Interest income on officer notes receivable   (95,001)    (43,367)     (8,086)
  Unrealized loss on investments                     --          --       6,382
  Cashless exercise of options and warrants      82,481          --     133,555
  Expense relating to issuance of
   performance options                          671,052          --          --
  Expense relating to issuance of stock and
   warrants for services performed               37,150      27,058      81,174
  Changes in assets and liabilities:
   Salary advance to officer                     39,122    (105,567)         --
   Prepaid expenses and other current assets     12,726      41,197      12,902
   Deposits and other assets                      1,149      53,622     (13,720)
   Deferred revenue                             (10,096)     56,250          --
   Accounts payable and accrued expenses        258,621    (187,132)    250,360
   Investments-trading securities                    --          --   2,985,170

    Net cash provided by (used in)
       operating activities                  (2,642,346) (2,679,493)    302,778

Cash flows from investing activities:
 Purchases of held-to-maturity
  treasury securities                        (2,461,878) (5,775,715) (9,473,722)
 Proceeds from maturities of held-to-maturity
  treasury securities                         2,405,181  12,085,513   6,634,350
 Purchases of fixed assets                     (143,709)   (137,469)   (144,642)

    Net cash provided by (used in)
        investing activities                   (200,406)  6,172,329  (2,984,014)

Cash flows from financing activities:
 Loans to officers                                   --          --  (1,390,000)
 Repayment of principal on officer's loans      345,000      40,000      39,810
 Proceeds from issuances of common
  stock and warrants                          5,582,875     460,476   1,230,806
 Proceeds from issuance of redeemable
   prepaid warrant, net                              --          --   4,626,985
 Purchase of treasury stock                    (345,837)   (747,716)   (126,637)

    Net cash provided by (used in)
        financing activities                  5,582,038    (247,240)  4,380,964

Net increase in cash and cash equivalents     2,739,286   3,245,596   1,699,728
Cash and cash equivalents at beginning of year5,403,283   2,157,687     457,959
Cash and cash equivalents at end of year     $8,142,569   5,403,283   2,157,687


See accompanying notes to financial statements.

                        RESEARCH FRONTIERS INCORPORATED

                         Notes to Financial Statements

                        December 31, 1999, 1998 and 1997

(1)     Business

Research Frontiers Incorporated (the "Company" or "Research Frontiers") operates in a single business segment which is engaged in the development and marketing of technology and devices to control the flow of light. Such devices, often referred to as "light valves" or suspended particle devices (SPDs), use microscopic particles that are either incorporated within a liquid suspension or a film, which is usually enclosed between two glass or plastic plates, having transparent, electrically conductive coatings on the facing surfaces thereof. At least one of the two plates is transparent.

The Company has historically utilized its cash and the proceeds from maturities of its investments to fund its research and development of SPD light valves and for other working capital purposes. The Company's working capital and capital requirements depend upon numerous factors, including the results of research and development activities, competitive and technological developments, the timing and cost of patent filings, and the development of new licensees and changes in the Company's relationships with its existing licensees. The degree of dependence of the Company's working capital requirements on each of the foregoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements; the addition of new licensees may provide additional working capital or working capital requirements, and changes in relationships with existing licensees would have a favorable or negative impact depending upon the nature of such changes. Based upon existing levels of expenditures, existing cash reserves and budgeted revenues, the Company believes that it would not require additional funding for at least the next three to four years. There can be no assurance that expenditures will not exceed the anticipated amounts or that additional financing, if required, will be available when needed or, if available, that its terms will be favorable or acceptable to the Company. Eventual success of the Company and generation of positive cash flow will be dependent upon the commercialization of products using the Company's technology by the Company's licensees and payments of continuing royalties on account thereof.

(2)     Summary of Significant Accounting Policies

        (a)  Cash and Cash Equivalents

The Company considers securities purchased with original maturities of three months or less to be cash equivalents. Cash equivalents consist of short-term investments in money market accounts at December 31, 1999 and 1998.

        (b)  Marketable Investment Securities

The Company accounts for its investments in marketable securities under the provisions of Statement of Financial Accounting
Standards No. 115, "Accounting for Certain Investment in Debt and Equity Securities" ("Statement 115"). As of July 1, 1997 the Company transferred its marketable securities from classification as trading securities to held-to-maturity securities, as management intends and has the ability to hold such securities until their maturity. In accordance with Statement 115, held-to-maturity securities are recorded at cost and trading securities are recorded at fair value with unrealized holding gains and losses recorded in earnings. Dividend and interest income are recognized when earned. Cost is maintained on a specific identification basis for purposes of determining realized gains and losses on sales of investments.

     (c)  Fixed Assets

Fixed assets are carried at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets.

     (d)  Fee Income

Fee income represents amounts earned by the Company under various license and other agreements (note 10) relating to technology developed by the Company.

     (e)  Basic and Diluted Loss Per Common Share

Basic earnings (loss) per share excludes any dilution. It is based upon the weighted average number of common shares outstanding during the period. Dilutive earnings (loss) per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company's dilutive earnings (loss) per share equals basic earnings (loss) per share for each of the years in the three-year period ended December 31, 1999 because all common stock equivalents (i.e., options and warrants) were antidilutive in those periods. The number of options and warrants that was not included because their effect is antidilutive was 1,995,363, 1,801,498 and 1,395,639, for 1999, 1998 and 1997, respectively.

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

     (j)  Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of all financial instruments classified as a current asset or current liability are deemed to approximate fair value because of the short maturity of those instruments.

The fair value of the notes receivable from officers approximates the carrying value as their stated interest rate, the broker call rate, is similar to other rates currently offered by local brokerage institutions for loans of similar terms to individuals with comparable credit risk.

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

    (l)  Reclassifications

Certain reclassifications have been made to the 1998 and 1997 financial statements to conform to the 1999 presentation.

    (m)  Comprehensive Income

Effective January 1, 1998, the Company adopted the Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires that companies disclose comprehensive income, which includes net income, foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Because the Company did not have any foreign currency translation adjustments, minimum pension liability adjustments, or unrealized gains or losses on marketable securities classified as available-for-sale, for the years ended December 31, 1999, 1998 and 1997, comprehensive loss equaled the net loss of $3,733,022, $2,617,941, and $3,229,445, respectively.

      (n)  Deferred Revenue

The Company has entered into a number of license agreements covering potential products. The Company receives minimum annual royalties under certain license agreements and records fee income for the amounts earned by the Company. Certain of the fees are paid to the Company in advance of the period in which they are earned resulting in deferred revenue.

(3)     Supplemental Cash Flow Information

The following is supplemental information relating to the
Company's statement of cash flows:
                                                   1999        1998       1997
Non-cash financing activities:
Technology acquisition paid in stock            $       --         --     46,970
Principal payment on officer's note receivable
 by surrendering of common stock                $  387,000    502,186    552,543
Receivable from warrant exercise                $  222,549         --         --

  (4)     Marketable Investment Securities

The fair value of marketable investment securities is based upon quoted market prices. The amortized cost, gross unrealized holding gains and fair value for the Company's securities at December 31, 1999 and 1998 were as follows:



                                                       Gross Unrealized
                                          Amortized Cost Holding Gain Fair Value
At December 31, 1999:

U.S. treasury securities (held-to-maturity)  1,246,083       3,056     1,249,139

At December 31, 1998:

U.S. treasury securities (held-to-maturity)  1,189,386       2,828     1,192,214

Maturities of all U.S. treasury securities were less than one year at December 31, 1999 and 1998.

  (5)     Notes Receivable from Officers

In 1996, the Company loaned several officers an aggregate of $350,000. In March and April 1997, the Company loaned several officers an aggregate of $1,390,000. During 1997, officers made aggregate principal payments of $592,353 against such loans of which $39,810 was paid in cash and $552,543 was paid through the surrender of the Company's common stock. During 1998, officers made aggregate principal payments of $542,186 against such loans of which $40,000 was paid in cash and $502,186 was paid through the surrender of the Company's common stock.
During 1999, officers made aggregate principal payments of $732,000 against such loans of which $345,000 was paid in cash and $387,000 was paid through the surrender of the Company's common stock. In connection with the aforementioned loan repayments, the Company recorded $95,001, $50,968, and $68,810 in interest income in 1999, 1998 and 1997, respectively, of which $95,001, $43,367, and $8,086 was paid through the surrender of the Company's common stock in 1999, 1998 and 1997, respectively. It is the Company's policy to record interest income on these notes as received.

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

Each of the aforementioned loans are due in January 2001. The loans relate to the purchase of common stock of the Company; are collateralized by the pledge of shares of common stock of the Company; may be prepaid in part or in full without notice or penalty; are represented by a promissory note which bears interest at a rate per annum equal to the broker call rate (7.25% at December 31, 1999 and 6.50% at December 31, 1998) in effect on the first day of each calendar quarter; and permit repayment of the loan by delivery of securities of the Company having a fair market value equal to the balance of the loan outstanding.

    (6)     Fixed Assets

Fixed assets and their estimated useful lives, are as follows:

                                      1999         1998    Estimated useful life

Equipment and furniture        $    895,223        766,610   5 years
Leasehold improvements              243,172        228,076   Life of lease or
                                  1,138,395        994,686    estimated life if
                                                              shorter

Less accumulated depreciation
  and amortization                  819,074        725,602
                                  $ 319,321        269,084

    (7)   Accrued Expenses

Accrued expenses consist of the following at December 31, 1999 and 1998:

                                            1999        1998
Financing expenses                        $177,917         --
Payroll, bonuses and related benefits      117,481     75,690
Professional services                       22,784     24,000
Other                                        6,289      9,444
                                          $324,471    109,134

  (8)     Income Taxes

There was no income tax expense in 1999, 1998 and 1997 due to losses incurred by the Company.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 1999 and 1998 are presented below.

                                                1999            1998
Deferred tax assets:
 Net operating loss carryforwards           $9,887,000      8,525,000
 Research and other credits                    590,000        525,000
 Total gross deferred tax assets            10,477,000      9,050,000

Less valuation allowance                    10,477,000      9,050,000
                                                    --             --

The Company has recorded a valuation allowance against the deferred tax assets as they will not be realized unless the Company achieves profitable operations in the future.

At December 31, 1999, the Company had a net operating loss carryforward for federal income tax purposes of approximately $24,718,000, varying amounts of which will expire in each year from 2000 through 2019. Research and other credit carryforwards of $590,000 are available to the Company to reduce income taxes payable in future years principally through 2019.

  (9)     Shareholders' Equity

     (a)  Sale of Common Stock and Warrants

During 1997, the Company received $5,857,791 of net cash proceeds from the issuance of 326,803 shares of common stock, as follows: a private placement of 91,668 shares of common stock resulting in proceeds of $475,004; the issuance of 26,750 shares of common stock from the exercise of warrants resulting in proceeds of $187,250; net proceeds of $4,626,985 from the issuance of a redeemable prepaid warrant (note 9(e)) with the issuance of 122,685 shares of common stock from the partial exercise of this warrant, and the issuance of 85,700 shares of common stock from the exercise of options resulting in net proceeds of $568,552. In addition, 16,695 shares were issued through the cancellation of 7,397 options, resulting in compensation expense of $133,555; and 8,800 shares issued to acquire certain technology pursuant to a license agreement.

During 1998, the Company received $460,476 of net cash proceeds from the issuance of 70,489 shares of common stock from the exercise of options and warrants, as follows: the issuance of 36,600 shares of common stock from the exercise of options resulting in net proceeds of $217,476; and the issuance of 33,889 shares of common stock from the exercise of warrants resulting in net proceeds of $233,000. The Company also issued 688,673 shares of common stock pursuant to the exercise of the remaining outstanding redeemable prepaid warrant. In addition, the Company received $10,000 from the issuance of the Class A
Warrant and Class B Warrant. (note 9(f)).

During 1999, the Company received $5,805,424 of net cash proceeds from (i) the issuance of 53,025 shares of common stock issued upon the exercise of options resulting in net proceeds of $321,532 and (ii) 611,189 shares of common stock issued upon the exercise of warrants, principally related to the Class A Warrant, resulting in net proceeds of $5,483,892. In addition, 2,850 shares were issued to an investor relations firm through the cancellation of 33,250 warrants, resulting in public relations expense of $21,820; 6,048 shares were issued to an officer through the cancellation of 17,000 options resulting in compensation expense of $60,661; and 414 shares were issued to a director in payment of $3,000 in directors fees.

The Company recorded a receivable of $222,549 representing a warrant exercise that occurred prior to the end of 1999, that was scheduled to settle in January 2000. The Company received the cash for the settlement of this warrant in January 2000.

     (b)  Options and Warrants

     (i)  Options

In 1992, the shareholders approved a stock option plan (1992
Stock Option Plan) which provides for the granting of both incentive stock options at the fair market value at the date of grant and nonqualified stock options at or below the fair market value at the date of grant to employees or non-employees who, in the determination of the Board of Directors, have made or may make significant contributions to the Company in the future. The
Company initially reserved 468,750 shares of its common stock for issuance under this plan. In 1994 and 1996, the Company's shareholders approved an additional 300,000 shares and 450,000 shares, respectively, for issuance under this plan. As of December
31, 1999, 192,399 options were available for issuance under this Plan.

In 1998, the shareholders approved a stock option plan (1998
Stock Option Plan) which provides for the granting of both incentive stock options at the fair market value at the date of grant and nonqualified stock options at or below the fair market value at the date of grant to employees or non-employees who, in the determination of the Board of Directors, have made or may make significant contributions to the Company in the future. The
Company may also award stock appreciation rights or restricted stock under this plan. The Company initially reserved 540,000 shares of its common stock for issuance under this plan. In 1999, the Company's shareholders approved an additional 545,000 shares for issuance under this plan. As of December 31, 1999, awards for 146,273 shares of common stock were available for issuance under this Plan.

At the discretion of the Board of Directors, options expire in ten years or less from the date of grant and are generally fully exercisable upon grant. Full payment of the exercise price may be made in cash or in shares of common stock valued at the fair market value thereof on the date of exercise, or by agreeing with the Company to cancel a portion of the exercised options. When an employee exercises a stock option through the surrender of options held, rather than of cash for the option exercise price, compensation expense is recorded in accordance with APB
Opinion No. 25. Accordingly, compensation expense is recorded for the difference between the quoted market value of the Company's common stock at the date of exchange and the exercise price of the option. During 1999, options were exercised that resulted in the issuance of 59,073 shares of common stock.

Activity in stock options is summarized below:

                                Number of Shares         Weighted Average
                                Subject to Option         Exercise  Price


  Balance at December 31, 1996      985,903                 $  8.20
     Granted                        195,800                 $  6.00
     Cancelled                       (8,397)                $  3.77
     Exercised                     (102,395)                $  5.95

  Balance at December 31, 1997    1,070,911                 $  8.05
     Granted                        526,300                 $  7.23
     Cancelled                      (65,452)                $  8.53
     Exercised                     ( 36,600)                $  5.94

  Balance at December 31, 1998    1,495,159                 $  7.79
     Granted                        485,600                 $  8.38
     Cancelled                     (203,023)                $  8.15
     Exercised                     ( 59,073)                $  6.11

  Balance at December 31, 1999    1,718,663                 $  7.98

The following table summarizes information about stock options at December 31, 1999:

                                     Weighted
                                     Average     Weighted               Weighted
                                     Remaining    Average               Average
Range of              Shares         Contractual  Exercise     Shares   Exercise
Exercise Price      Outstanding      Life (Years)  Price     Exercisable Price

$3.00 to$6.00        161,177            6.70        5.81       161,177     5.81
$6.01 to$7.50        758,538            7.81        7.27       758,538     7.27
$7.51 to $9.00       571,301            8.70        8.35       309,701     8.32
$9.01 to $12.00      153,150            5.48        9.51       153,150     9.51
$12.01 to $15.00      74,497            5.42       13.98        74,497    13.98

                   1,718,663            7.69        7.98     1,457,063     7.91

Options to purchase 23,800 shares become exercisable during 2000.

During 1999, the Company granted 237,800 contingent performance options to employees, which vest only, if a certain performance milestone in the price of the Company's common stock is achieved during 2000. As the Company is required to account for these options as a variable plan under APB Opinion No. 25. Accordingly, from the point in time that it appears probable that such milestone will be achieved, the Company is required to recognize non-cash compensation expense each period from the date of grant through the vesting date based on the quoted market price of the stock at the end of each period. Non-cash compensation expense recognized during the fourth quarter of 1999 in connection with these options was $671,052. The charges recorded as a result of the issuance of these performance options are calculated based upon changes in the Company's stock price as of the end of each quarter, and are non-cash accounting charges.

The per share weighted average fair value of warrants issued to directors and stock options granted during 1999, 1998 and 1997 was approximately $3.65, $3.27, and $2.92, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                     Expected          Risk-Free    Expected Stock Expected Life
Grant Date         Dividend Yield    Interest Rate     Volatility    in Years
June 1999              0 %              5.940%           50.853%        3.60
December 1998          0 %              4.540%           57.980%        3.50
August 1998            0 %              5.135%           55.330%        3.50
June 1998              0 %              5.505%           56.582%        3.50
June 1997              0 %              6.260%           57.430%        3.75

The Company applies APB Opinion No. 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized for its stock options and warrants in the financial statements as the exercise price of such instruments were equal to the fair value of the Company's common stock at the date of grant. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123 "Accounting for Stock Based Compensation", the
Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                                1999       1998          1997

Net loss                    As reported  $ (3,733,022) $(2,617,941) $(3,229,445)
                            Pro forma    $ (4,641,784) $(4,409,868) $(3,731,702)

Basic and diluted net loss
per common share            As reported       $ (0.34)     $ (0.24)      $(0.32)
                            Pro forma         $ (0.42)     $ (0.41)      $(0.37)

Pro forma net loss reflects only options and warrants granted since January 1, 1995. Therefore, the full impact of calculating compensation cost for stock options and warrants under SFAS No.
123 is not reflected in the pro forma net loss amounts presented above because compensation costs for options and warrants granted prior to January 1, 1995 were not considered.

     (ii) Warrants

Activity in warrants is summarized below, excluding the effect of the redeemable prepaid warrant (note 9(e)) and the Class A
Warrant (note 9(f)):

                                           Number of Shares          Exercise
                                     Underlying Warrants Granted       Price
  Balance at December 31, 1996                   210,825           $ 5.88-13.50
  Exercised                                      (26,750)                  7.00
  Terminated                                     (13,125)                  6.43
  Issued                                         153,778 (a)          6.00-9.60

  Balance at December 31, 1997                   324,728             5.88-13.50
  Exercised                                      (33,889)             7.00-7.20
  Terminated                                     (50,000)            8.72-11.63
  Issued                                          65,500 (b)               8.25

  Balance at December 31, 1998                   306,339             5.88-13.50
  Exercised                                      (49,239)            7.00-11.63
  Terminated                                     (40,400)            7.50- 7.67
  Issued                                          60,000 (c)         8.98-21.00
  Balance at December 31, 1999                   276,700          $  5.88-21.00

  (a) Represents warrants to purchase 26,000 shares at $6.00 per share issued to two directors of the Company; redeemable warrants to purchase 13,889 shares at $7.20 per share and 13,889 shares at $9.60 per share issued to institutional investors in a private placement of the Company's common stock; and warrants to purchase
          100,000 shares at $7.00 per share in payment for investor relations services provided to the Company, which vested 25,000 shares per quarter commencing April 1, 1997.

  (b)     Represents Class B Warrant to purchase 65,500 shares at
          $8.25 per share issued to an institutional investor in a private placement. See note 9(f).

  (c) Represents warrants to purchase 10,000 shares at $8.98 per share issued to two consultants for research and development work performed for the Company, 50% of which is currently vested and 50% of which vests if certain additional milestones are achieved as a result of the work performed by the consultants; and warrants to purchase 10,000 shares at $9.00 per share, 10,000 shares at $10.00 per share, 10,000 shares at $11.00 per share, 10,000 shares at $16.00 per share, and 10,000 shares at $21.00 per share, issued in payment for investor relations services provided to the Company which resulted in public relations expense of $34,156, which warrants vest 10,000 shares per quarter commencing April 1, 1999.

Warrants generally expire from two to ten years from the date of issuance. At December 31, 1999, the number of warrants exercisable was 219,700 at a weighted average exercise price of $10.04 per share.

     (c)  Treasury Stock

During 1999, the Company purchased in the open market and subsequently retired 40,200 shares of treasury stock with an aggregate cost of $345,837. Also during 1999, the Company received 38,467 shares of common stock valued at $482,001 as partial payment of notes receivable from an officer pursuant to a settlement agreement as discussed above. Such shares were also subsequently retired. During 1998, the Company purchased in the open market and subsequently retired 118,600 shares of treasury stock with an aggregate cost of $747,716. During 1997, the Company purchased in the open market and subsequently retired 17,000 shares of treasury stock with an aggregate cost of $126,637.

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

      (f)  Class A and Class B Warrants

On October 1, 1998, the Company announced that Ailouros Ltd., a London-based institutional money management fund, has committed to purchase up to $15 million worth of common stock of Research Frontiers through December 31, 2001. This commitment is in the form of a Class A Warrant issued to Ailouros Ltd. which gives Research Frontiers the option in any three-month period to deliver a put notice to Ailouros requiring them to purchase an amount of common stock specified by Research Frontiers at a price equal to the greater of (A) 92% of the seven-day average trading price per share of common stock, or (B) a minimum or "floor" price per share set by Research Frontiers from time to time. The pricing was initially subject to an overall cap of $15 per share, which cap has now been eliminated by mutual agreement so that the Company may put stock to Ailouros at selling prices in excess of $15 per share. However, Research Frontiers is not required to sell any shares under the agreement. Before the beginning of each of a series of three-month periods specified by the Company, the Company determines the amount of common stock that the Company wishes to issue during such three-month period. The Company also sets the minimum selling or "floor" price, which can be reset by the Company in its sole discretion prior to the beginning of any subsequent three-month period. Therefore, at the beginning of each three-month period, the Company will determine how much common stock, if any, is to be sold (the amount of which can range from $0 to $1.5 million during such three-month period), and the minimum selling price per share. In March 2000, Ailouros agreed to expand its commitment beyond the original $15 million, thereby giving the Company the right to raise additional funds from Ailouros so long as the Company does not have to issue more shares than were originally registered with the Securities and Exchange Commission.

In connection with the financing, the Company also issued Ailouros Ltd. a Class B Warrant which expires on September 30, 2008. The Class B Warrant is exercisable at $8.25 per share which represents 120% of average of the closing bid and ask price of the Company's common stock on the date of the Class B Warrant's issuance. The Class B Warrant is exercisable into 65,500 shares. Ailouros paid the Company $10,000 upon issuance of the Class A Warrant and the Class B Warrant.

     (10)    License and Other Agreements

The Company has entered into a number of license agreements and one option agreement covering potential products using the Company's SPD technology. Although the Company may receive minimum annual royalties under certain of these licenses, to date no products have been sold resulting in earned royalties under these license agreements.

The following table summarizes Research Frontiers' existing license and option agreements and lists the year these agreements were entered into:

Licensee or Optionee          Products Covered                        Territory

Dainippon Ink and            SPD emulsions for other licensees (1999)  Worldwide
 Chemicals Incorporated

General Electric Company     SPD film for other licensees and          Worldwide
                             prospective licensees (1995)

Glaverbel, S.A.              Automotive vehicle rear-view mirrors,     Worldwide
                             transportation vehicle sunvisors, and       (except
                             architectural and automotive windows (1996)   Korea
                                                                    for windows)

Global Mirror GmbH           Rear-view mirrors and sunvisors (1999)    Worldwide

Hankuk Glass Industries Inc. Broad range of SPD light control products Worldwide including windows, flat panel displays,
                             automotive vehicle rear-view mirrors and sunvisors (installed as original equipment on Korean-made cars), and sunroofs; SPD film for licensees and prospective licensees (1997)

Hitachi Chemical Co., Ltd.   SPD emulsions and films for other         Worldwide
                             licensees (1999)

Material Sciences Corp.      Architectural and automotive windows,     Worldwide
                             SPD film for other licensees, prospective licensees and architectural and automotive window companies (1997)

ThermoView Industries, Inc.  Architectural windows (2000)              Worldwide
                                                                  (except Korea)

Vision-Ease Lens Azusa,Inc.  Eyewear (1997)                            Worldwide

Saint Gobain Vitrage, S.A.   Architectural Windows (option) (1994)     Worldwide
                                                                   (except Korea
                                                              and South America)

Licensees will pay Research Frontiers a 5-10% royalty on the sale of licensed products, and may also be required to pay Research
Frontiers minimum annual royalties. Research Frontiers' license agreements typically allow the licensee to terminate the license after some period of time, and give Research Frontiers only limited rights to terminate before the license expires. Most licenses are non-exclusive and generally last as long as the Company's patents remain in effect. The license granted to Hankuk Glass Industries is exclusive within Korea for certain applications through December 2004. Vision-Ease's license for eyewear is exclusive during the term of the license. Global Mirror's license restricts new licenses from being granted in the truck mirror original equipment market for a period of time if certain sales milestones are met with respect to commercial vehicles in Classes 5 through 8 with gross vehicle weights in excess of 16,000 pounds. To the Company's knowledge, five of its licensees, Global Mirror, Hankuk Glass Industries, Vision-Ease, ThermoView Industries and Material Sciences Corporation, currently have active programs for developing SPD products. Dainippon Ink and Chemicals and Hitachi Chemical are also working to develop raw materials under their licenses for incorporation into SPD film and end products. One or more other licensees may become more active, and additional companies may become licensees, if and when an SPD film becomes available.

    (11)    Commitments

The Company has an employment agreement with one of its officers which provides for an annual base salary of $370,000 through December 31, 2000.

In December 1999, the Company's Board of Directors approved a performance bonus plan which provides for a bonus to be paid on July 1, 2000 and January 1, 2001 equal to 1% of the increase, if any, in the Company's market value during the first and second halves of 2000. Bonuses are capped at a recipient's salary in the case of employees of the Company, and are currently capped at $55,000 in the case of non-employee directors of the Company.

The Company occupies premises under an operating lease agreement which expires on January 31, 2004 and requires minimum annual rent which rises over the term of the lease to approximately $143,500.
Rent expense, including other expenses, amounted to approximately $143,000, $131,000, and $127,000 for 1999, 1998 and 1997,respectively.


  [EXHIBIT 10.14- Certain portions of this document have been omitted in the publicly filed version of this document pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission.]

                           LICENSE AGREEMENT
                                BETWEEN
                    RESEARCH FRONTIERS INCORPORATED
                                  AND
                      GLOBAL MIRROR GmbH & Co. KG

       This License Agreement ("Agreement") effective as of
  December 3, 1999 by and between RESEARCH FRONTIERS
  INCORPORATED, a Delaware corporation ("LICENSOR") and GLOBAL MIRROR GmbH & Co. KG, a corporation organized under the laws of Germany ("LICENSEE").

                                 RECITALS

       WHEREAS, LICENSOR has been engaged in research and development in the application of physicochemical concepts to Light Valves and Licensed Products (both as hereinafter defined) and of methods and apparatus relating to products incorporating such concepts; and is possessed of and can convey information and know-how for such products and rights to manufacture, use and sell such products; and

       WHEREAS, LICENSEE is interested in manufacturing and selling Licensed Products; and

       WHEREAS, LICENSEE desires to acquire from LICENSOR, and LICENSOR desires to grant to LICENSEE, certain rights and licenses with respect to such technology of LICENSOR;

       NOW, THEREFORE, in consideration of the premises and the mutual covenants herein and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties agree as follows.

  1    DEFINITIONS.

          The following terms when used herein shall have the respective meanings set forth in this Article 1.

  The "Effective Date" of this Agreement shall be the date which is the last date of formal execution of this Agreement by duly authorized representatives of the parties to this Agreement as indicated on the signature page of this Agreement.

  "Licensed Product" means a Light Valve intended for use and used solely as a Truck Mirror or a Non-Truck Mirror. The term "Licensed Product" shall not include (1) Light Valves which are used or intended for use as or in any other type of mirror product including but not limited to mirrors used in spacecraft, satellites, or space stations, (2) Light Valves used or intended for use as or in any non-mirror product such as but not limited to windows, displays, toys, filters for scientific instruments or lamps and eyewear, and (3) Light Valves used or intended for use in any product other than as specifically defined herein. The term "display" means any device for displaying letters, numbers, images or other indicia or patterns. Nothing contained herein shall permit LICENSEE to sell, lease, or otherwise dispose of a Light Valve which is not combined or intended to be combined as described above into a Licensed Product.

  "Licensed Territory " means all countries of the world.

  "Light Valve" means a variable light transmission device comprising:
  a cell including cell walls, containing or adapted to contain an activatable material, described hereinafter, such that a change in the optical characteristics of the activatable material affects the characteristics of light absorbed by, transmitted through and/or reflected from the cell; means incorporated in or on the cell, or separate therefrom for applying an electric or magnetic field to the activatable material within the cell; and coatings, (including, but not limited to, electrodes), spacers, seals, electrical and/or electronic components, and other elements incorporated in or on the cell. The activatable material, which the cell contains or is adapted to contain, includes in it solid suspended particles, which when subjected to a suitable electric or magnetic field, orient to produce a change in the optical characteristics of the device, and may be in the form a liquid suspension, gel, film or other material.

  The "Net Selling Price" of Licensed Products on which royalties are payable shall be the greater of the following: (A) the genuine selling price of LICENSEE and its sublicensees hereunder (including amounts charged for any wiring, installation, and related services provided by LICENSEE and its sublicensees hereunder) f.o.b. factory at which nonaffiliated customers are billed in the usual course of business for Licensed Products, as packed for shipment to the customer, minus the genuine selling price (which, for purposes of this calculation shall be deemed to be not more than $100 per mirror) of a mirror similar to the Licensed Product but not incorporating a Light Valve; (B) the genuine selling price of LICENSEE and its sublicensees hereunder (including amounts charged for any wiring, installation, and related services provided by LICENSEE and its sublicensees hereunder) f.o.b. factory at which nonaffiliated customers are billed in the usual course of business for Licensed Products, as packed for shipment to the customer, multiplied by a fraction, the numerator of which is the cost of all components included in the mirror associated with the incorporation of a Light
  Valve, and the denominator of which is the total manufacturing cost for such product; and (C) $100.00 per mirror. The aforementioned
  $100 figure specified in clauses (A) and (C) above shall be adjusted upward as of each January 1st hereafter beginning on January 1, 2001 by any increase in the Producer Price Index for Motor Vehicle Parts and Accessories (the "Index") for the 12 month period ending in December of the prior year, prepared by the Bureau of Labor
  Statistics of the United States Department of Labor (or if the Index is not then being published, the most nearly comparable successor index). In calculating a genuine selling price of a product for the above calculation, such price may be reduced only by the applicable proportions of the following if, and to the extent that, amounts in respect thereof are reflected in such selling price: (i) normal trade discounts actually allowed; (ii) sales, use or excise and added value taxes and custom duties paid; (iii) if the genuine selling price is other than f.o.b. factory, amounts paid for f.o.b. transportation of the product to the customer's premises or place of installation or delivery; (iv) the cost to LICENSEE or its sublicensees hereunder of any part or component included in Licensed Products which is purchased directly from LICENSOR; (v) insurance costs and the costs of packing material, boxes, cartons and crates required for shipping; provided, however, that for purposes of this calculation, the genuine selling price of a product may not be less than 90% of the gross selling price of said product after all deductions therefrom excluding materials purchased by LICENSEE from LICENSOR pursuant to subsection (iv) hereof, if any. If a product is leased, sold, used or otherwise disposed of on terms not involving a bona fide arm's length sale to an unaffiliated third party, then the Net Selling Price for such transactions shall be deemed to be the Net Selling
  Price as defined above for identical products sold to a nonaffiliated customer nearest to the date of such lease, sale, use, or other disposition.

  "Non-Truck Mirror" means an interior or exterior mirror (other than a vanity or cosmetic mirror) attached to and used in military, non-military and commercial automotive vehicles other than a Truck Mirror and enumerated below in this definition, namely a mirror used in passenger cars, motorcycles, buses, trucks, vans, sport utility vehicles and other light trucks, boats, trains and aircraft.

  "Technical Information" means all useful information relating to apparatus, methods, processes, practices, formulas, techniques, procedures, patterns, ingredients, designs and the like including (by way of example) drawings, written recitations of data, specifications, parts, lists, assembly procedures, operating and maintenance manuals, test and other technical reports, know-how of LICENSOR, and the like owned or controlled by LICENSOR, to the extent they exist, that relate to Light Valves, Licensed Products and/or to the suspensions or other components used or usable for Licensed
  Products or Light Valves including, but not limited to, particles, particle precursors, coatings, polymers, liquid suspensions and suspending liquids, or any combination thereof, and that consist of concepts invented or developed by LICENSOR. Know-how of LICENSOR's suppliers and of LICENSOR's other licensees and their sublicensees under licenses from LICENSOR shall not be considered Technical Information owned or controlled by LICENSOR.

  "Truck Mirror" means an interior or exterior mirror (other than a vanity or cosmetic mirror) attached to and installed as original equipment in non-military and commercial automotive vehicles classified in Class 5 through 8, namely trucks, buses, construction vehicles, firetrucks, and other specialty land vehicles, all with gross vehicle weights over 16,000 pounds. A mirror (or mirrors) for any other type of vehicle not enumerated above, or sold in the aftermarket and not as original equipment on such vehicles, shall not be considered a "Truck Mirror".

  2    GRANT OF LICENSE.

       2.1 License. During the term of this Agreement, LICENSOR hereby grants LICENSEE a non-exclusive (subject to the restrictions contained in Section 2.4 hereof, if applicable) right and license to use
  (a) all of the Technical Information furnished by LICENSOR pursuant to this Agreement, and (b) any invention claimed in (i) any of the unexpired patents now or hereafter listed on Schedule A attached hereto or (ii) unexpired patents which issue from pending patent applications now or hereafter listed in Schedule A, and any continuations, continuations-in-part, divisions, reissues, reexaminations, or extensions thereof to make, and to lease, sell, or otherwise dispose of Licensed Products in the Licensed Territory.

       2.2 No Other Rights. LICENSEE agrees that, except for the specific licenses granted to it under Section 2.1 hereof, LICENSEE has not acquired any rights or licenses under this Agreement to use Light Valves or any components thereof made by or for LICENSEE or its sublicensees pursuant to this Agreement except for use in Licensed Products.

       2.3 Sublicenses. LICENSEE shall have the right to grant non-exclusive sublicenses to its affiliated companies listed as such in the letter between LICENSOR and LICENSEE dated December 3, 1999 and any wholly-owned and controlled subsidiary of such companies or of LICENSEE, whose obligations to LICENSOR hereunder
  LICENSEE hereby guarantees, and which acknowledges to LICENSOR in writing that it wishes to become a sublicensee hereunder prior to doing so and agrees to be bound by the terms and conditions of this Agreement. All sublicenses shall (i) be non-exclusive, (ii) shall terminate with the termination of the rights and licenses granted to LICENSEE under Section 2.1 hereof, and be otherwise limited in accordance with the limitations and restrictions which are imposed on the rights and licenses granted to LICENSEE hereunder, (iii) contain confidentiality provisions no less protective than those contained in Section 12.1 hereof, and (iv) shall contain such other terms, conditions, and licenses as are necessary to enable LICENSEE to fulfill its obligations hereunder. LICENSEE shall send LICENSOR a copy of every sublicense agreement or other agreement entered into by LICENSEE in connection with a sublicense hereunder within thirty (30) days of the execution thereof.
  LICENSOR may terminate any such sublicense if there is any change in the ownership or control of a sublicensee.

       2.4 Restrictions on Granting of Further Truck Mirror Licenses. With respect to Licensed Products which are Truck Mirrors only, during the term of this Agreement and subject to Section 2.5 hereof, LICENSOR shall grant no new license permitting the sale, while this restriction is in effect, of Licensed Products which are Truck Mirrors to any third party other than to LICENSEE or any company referred to in Section 2.3 unless this restriction has terminated pursuant to
  Section 2.5 hereof. LICENSEE acknowledges that this Section 2.4 is subject to the rights and licenses granted to other licensees of LICENSOR prior to the Effective Date of this Agreement.
  LICENSEE is aware that LICENSOR has already granted license agreements to Glaverbel, S.A. and to Hankuk Glass Industries, Inc. which, among other things, permit them and their sublicensees to make, use and sell Truck Mirrors as well as other types of rear-view mirrors and other products, and that these licenses may permit assignment or sublicensing of certain rights to affiliated or successor companies. Nothing contained in this Agreement shall restrict LICENSOR's or its licensees' ability to manufacture and use, but not directly or indirectly sell (except for prior licensees of LICENSOR), Truck Mirrors, for the purposes of performing research, development, marketing, demonstrations and publicity.

       2.5 Termination of Restrictions on Granting of Further Truck Mirror Licenses. If LICENSEE or its permitted sublicensees hereunder have not sold at least [Confidential Information Omitted and filed separately with the Securities and Exchange Commission] units of a Licensed Product which is a Truck Mirror on or before [Confidential Information Omitted and filed separately with the Securities and Exchange Commission], then LICENSOR may elect to terminate the restrictions placed on it under Section 2.4 hereof by sending LICENSEE a written notice of such election, and then as of
   [Confidential Information Omitted and filed separately with the Securities and Exchange Commission] the restrictions placed upon LICENSOR under Section 2.4 hereof shall terminate; provided, however, that LICENSEE shall have the option to send LICENSOR a written notice within 30 days of LICENSEE's receipt of
  LICENSOR's notice stating that LICENSEE has elected to keep such restrictions in effect until [Confidential Information Omitted and filed separately with the Securities and Exchange Commission], after which, if LICENSEE or its permitted sublicensees hereunder have
  not sold at least   [Confidential Information Omitted and filed
  separately with the Securities and Exchange Commission] units of a Licensed Product which is a Truck Mirror on or before [Confidential Information Omitted and filed separately with the Securities and
  Exchange Commission], then as of   [Confidential Information
  Omitted and filed separately with the Securities and Exchange Commission] the restrictions placed upon LICENSOR under Section
  2.4 hereof shall terminate.  Notwithstanding anything contained in
  Section 3.2 hereof to the contrary, if the restriction placed on LICENSOR under Section 2.4 has terminated pursuant to this
  Section 2.5, the minimum annual royalty payable by LICENSEE under Section 3.2 for the license year for which such termination has become effective, and for each license year thereafter, shall be reduced to [Confidential Information Omitted and filed separately with the Securities and Exchange Commission] per year.

  3    ROYALTY PAYMENTS, REPORTS AND RECORD-KEEPING.

       3.1 Royalties and Reports on Net Sales. During the term of this Agreement, LICENSEE agrees to pay LICENSOR an earned royalty which shall be the Applicable Percentage of the Net Selling Price of Licensed Products which embody, or the manufacture of which utilizes, any of the rights granted under Section 2.1 hereof, and which are manufactured by or for LICENSEE and sold, leased, used or otherwise disposed of by or for LICENSEE or a permitted sublicensee. For purposes of this Section 3.1, the Applicable Percentage in the case of Licensed Products which are Truck Mirrors shall be eight percent (8%), and the Applicable Percentage in the case of Licensed Products which are Non-Truck Mirrors shall be five percent (5%). Payments under this Section 3.1 shall be made on a quarterly basis and made within 45 days after the end of the calendar quarter in which such Licensed Products were sold, leased, used or otherwise disposed of by or for LICENSEE or a permitted sublicensee hereunder. Each royalty payment shall be in U.S. dollars and shall be accompanied by a statement by LICENSEE showing in reasonable detail the amount of Licensed Products sold, used, leased or otherwise disposed of by or for LICENSEE and its sublicensees during the preceding quarter, any deductions taken or credits applied, and the currency exchange rate used to report sales made in currencies other than U.S. dollars. LICENSEE shall use the exchange rates for buying U.S. dollars in effect on the last day of each quarter, as specified in The New York Times. The first such statement shall cover the period from the Effective Date of this Agreement to the end of the first calendar quarter in which a Licensed Product is sold, used, leased or otherwise disposed of by or for LICENSEE or its sublicensees. LICENSEE shall also furnish to LICENSOR at the same time it becomes available to any third party, a copy of each brochure, price list, advertisement or other marketing and promotional materials prepared, published or distributed by LICENSEE or its sublicensees relating to Licensed Products.

       3.2 Minimum Royalties - Except as otherwise specifically provided for in Section 3.3, during the term of this Agreement
  LICENSEE agrees to pay LICENSOR the non-refundable minimum royalties (in U.S. Dollars) specified below for each of the stated periods:

       Period                                       Minimum Royalty

    [Confidential Information Omitted and filed separately with the Securities and Exchange Commission]

       3.3 Alternative Minimum Royalties if Training Option has been Exercised - If LICENSEE has exercised the Training Option set forth in Section 8.1, during the term of this Agreement LICENSEE agrees to pay LICENSOR the non-refundable minimum royalties (in U.S. Dollars) specified below for each of the stated periods:

        Period                                       Minimum Royalty

    [Confidential Information Omitted and filed separately with the Securities and Exchange Commission]

       3.4 Time and Method of Payment. The initial payment under
  Section 3.2 or Section 3.3, as applicable, shall be paid to LICENSOR within 10 days of the Effective Date of this Agreement, and each subsequent payment under either Section 3.2 or Section 3.3, as applicable, to LICENSOR shall be made on or before January 31 of each license year commencing January 1, 2001. All other payments shall be due on the date specified in this Agreement, or if no date is specified, within 30 days of invoice. All payments made to LICENSOR shall be paid by wire transfer of immediately available funds to the account of Research Frontiers Incorporated at Chase Manhattan Bank, 1064 Old Country Road, Plainview, New York
  11803, Account No.: 904-709361, ABA Wire Code No.: 021 000
  021, or to such other account or place, as LICENSOR may specify in a notice to LICENSEE.

       3.5 Sales, Use and Returns. Licensed Products shall be considered as sold, leased or used and royalties shall accrue on the earlier of when such Licensed Products are billed out, or when delivered, shipped or mailed to the customer. If as a result of a price reduction or a return of Licensed Products previously sold, a credit or refund to a customer is given on part or all of the sale price of such Licensed Products, a credit shall be allowed against royalties accruing thereafter under this Agreement equal to the royalty paid on that part of the sales price so credited or refunded.

       3.6  Recordkeeping.    LICENSEE shall keep and shall cause
  each sublicensee to keep for six (6) years after the date of submission of each statement supported thereby, true and accurate records, files and books of accounts that relate to Licensed Products, all data reasonably required for the full computation and verification of the Net Selling Price of Licensed Products, deductions therefrom and royalties to be paid, as well as the other information to be given in the statements herein provided for, and shall permit LICENSOR or its duly authorized representatives, upon reasonable notice, adequately to inspect the same at any time during usual business hours. LICENSOR and LICENSEE agree that an independent certified public accounting firm (selected by LICENSOR from the largest ten certified public accounting firms in the United States of America or Germany) may audit such records, files and books of accounts to determine the accuracy of the statements given by LICENSEE pursuant to Section 3.1 hereof. Such an audit shall be made upon reasonable advance notice to LICENSEE and during usual business hours no more frequently than annually. The cost of the audit shall be borne by LICENSOR, unless the audit shall disclose a breach by LICENSEE of any term of this Agreement, or an underpayment error in excess of two percent of the total monies paid to LICENSOR by LICENSEE during the audited period, in which case LICENSEE shall bear the full cost of such audit. LICENSEE agrees to pay LICENSOR all additional monies that are disclosed by the audit to be due and owing to LICENSOR within thirty days of the receipt of the report.

  4    OBLIGATIONS OF LICENSEE.

       4.1 Compliance. LICENSEE agrees that, without limitation, any manufacture, sale, lease, use or other disposition of Licensed
  Products that is not in strict accordance with the provisions of this Agreement shall be deemed a material breach of this Agreement.

       4.2 End Users. LICENSEE agrees to require all direct recipients of Licensed Products to whom Licensed Products is sold, leased, or otherwise disposed of by LICENSEE or its sublicensees, to look only to LICENSEE and not to LICENSOR or its affiliates for any claims, warranties, or liability relating to such Licensed Products. LICENSEE agrees to take all steps to reasonably assure itself that Licensed Products sold, leased or otherwise disposed of by or for LICENSEE is being used for permitted purposes only.

       4.3 Laws and Regulations. LICENSEE agrees that it shall be solely responsible for complying with all laws and regulations affecting the manufacture, use and sale or other disposition of Licensed Products by LICENSEE and its sublicensees, and for obtaining all approvals necessary from governmental agencies and other entities. LICENSEE agrees to maintain a file of all such approvals and to send LICENSOR a copy of all such approvals (including English translations thereof in the case of approvals required by any foreign country) within 10 business days of any written request for such copies by LICENSOR. LICENSEE represents and warrants to LICENSOR that no approval from any governmental agency or ministry, or from any third party, is required to effectuate the terms of this Agreement or the transactions contemplated hereby.

       4.4  Purchase of Components from Others.   By virtue of the
  disclosure of Technical Information and training provided from time to time by LICENSOR to LICENSEE and to its other licensees, and each of their sublicensees and affiliates, any component of a Light Valve, including, without limitation, materials, suspensions, films, polymers, coatings, particle precursors, and particles (each, a "Component"), which LICENSEE or its sublicensees makes, has made for it, or purchases from any third party for use in Licensed Products shall be deemed to have been manufactured at least in part using the Technical Information provided by LICENSOR.
  LICENSEE and its sublicensees each hereby agrees that (i) all Components shall be used only in strict accordance with the provisions of this Agreement, and that such Components may not be used for any other purpose or resold by LICENSEE or its sublicensees except as specifically permitted by the license granted in Section 2.1 hereof, and (ii) LICENSEE and its sublicensees will only look to the manufacturer or supplier of such Component or other item used by LICENSEE or its sublicensees and not to LICENSOR or its affiliates for any claims, warranties, or liability relating to such Component or other item. LICENSEE acknowledges that LICENSOR has not made any representations or warranties regarding the availability of any Component, or the price thereof, and that in all respects LICENSEE shall deal directly with the suppliers of such Components and will obtain from them information regarding availability, pricing, and/or other terms relating to such Components.

       4.5 No Warranties by LICENSOR. LICENSOR does not represent or warrant the performance of any Licensed Product or of any material, Component, or information provided hereunder, and LICENSEE expressly acknowledges and agrees that any such material, Component or information provided by LICENSOR hereunder is provided "AS IS" and that LICENSOR makes no warranty with respect thereto and DISCLAIMS ALL
  WARRANTIES, EXPRESS OR IMPLIED,  INCLUDING BUT NOT
  LIMITED TO THE IMPLIED WARRANTIES OF
  MERCHANTABILITY AND FITNESS FOR A PARTICULAR
  PURPOSE, RELATED THERETO, ITS USE OR ANY INABILITY
  TO USE IT, OR THE RESULTS OF ITS USE. Except for any breach of the terms of this Agreement, in no event shall any party to this Agreement be liable for any damages, whether in contract or tort (including negligence), including but not limited to direct, consequential, special, exemplary, incidental and indirect damages, arising out of or in connection with this Agreement or the use, the results of use, or the inability to use any Licensed Product, material, Component or information provided hereunder.

       4.6 Analysis. LICENSEE represents and agrees that it will only incorporate Components received from authorized suppliers into Licensed Products and for no other purpose, and that LICENSEE will not directly or indirectly attempt to reverse-engineer any material provided to it hereunder by LICENSEE or any supplier of any Component.

       4.7 Personnel. LICENSEE agrees to assign personnel from its technical staff who shall be responsible for the development of Licensed Products during the term of this Agreement.

  5    TRADEMARKS.

       5.1 Trademarks. All trademarks or service marks that either party may adopt and use for Licensed Products or other products incorporating Light Valves are and shall remain the exclusive property of the adopting party, and the other party shall not obtain any rights and license to such marks under this Agreement, but may inform others that the adopting party has produced Licensed Products or products incorporating Light Valves under such mark or marks. LICENSOR may require LICENSEE or its permitted sublicensees to indicate on packaging that such product is licensed from Research Frontiers Incorporated or to otherwise include language and/or designations approved by LICENSOR indicating an affiliation with Research Frontiers Incorporated.

  6    INSURANCE AND INDEMNIFICATION.

       6.1 Insurance. LICENSEE shall maintain at all times ample product liability and other liability insurance covering its operations relating to the subject matter of this Agreement.

       6.2 Indemnification. LICENSEE, and its affiliates, successors and assigns and sublicensees (each, an "Indemnifying Party"), each hereby indemnify and agree to hold harmless LICENSOR and its shareholders, officers, directors, agents and employees (each, an "Indemnified Party"), against any liability, damage, loss, fine, penalty, claim, cost or expense (including reasonable costs of investigation and settlement and attorneys', accountants' and other experts' fees and expenses) arising out of any action or inaction by any Indemnifying Party relating to this Agreement including an Indemnifying Party's manufacture, sale, use, lease or other disposition of Licensed Products, and related materials, or other use of the information and rights granted hereunder. Any knowledge of LICENSEE's or its sublicensee's activities by LICENSOR or its representatives shall in no way impose any liability on LICENSOR or reduce the responsibilities of LICENSEE hereunder or relieve it from any of its obligations and warranties under this Agreement.

  7    FUTURE PATENTS.

       7.1 Future Patents. Each party, at its cost, shall have the right to file patent applications in the United States and in foreign countries covering any invention made by such party.

       7.2 Improvements and Modifications. (a) Any future improvements or modifications invented or developed by or on behalf of LICENSEE, LICENSEE's sublicensees and LICENSOR after the Effective Date of this Agreement, if any, which relate in any way to or are useful in the design, operation, manufacture and assembly of Licensed Products, and/or to the suspensions or other components used or usable in Licensed Products shall not be included in this Agreement. Upon written request by the non-inventing party, LICENSOR and LICENSEE shall negotiate with each other regarding the grant of nonexclusive rights and licenses to use such improvements and modifications, but neither party shall be obligated to grant such rights and licenses to one another.

       (b) During the term of this Agreement each of the parties hereto agrees to inform the other in writing (without any obligation to reveal details which would be confidential information), at least as frequently as once a year in January of each calendar year, if any significant improvements or modifications have been made relating to the subject matter of this Agreement, and as to the general nature of any such improvements and modifications.

       (c) Notwithstanding the foregoing, LICENSOR may, but shall not be required to, voluntarily and without additional cost to LICENSEE disclose certain information relating to future improvements and modifications and license to LICENSEE rights in such certain future improvements and modifications, and any information so disclosed will be considered Technical Information which LICENSEE shall be obligated to keep confidential pursuant to
  Section 12.1 of this Agreement. In connection therewith, LICENSOR, may voluntarily add patents and/or patent applications to Schedule A hereof. No disclosure of any information by LICENSOR shall in any way establish a course of dealing or otherwise require LICENSOR to make any future disclosure of information under this Agreement.

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

  8    TECHNOLOGY TRANSFER.

       8.1. LICENSEE's Training Option. LICENSEE shall have the option of receiving training from LICENSOR (the "Training Option"), provided that LICENSEE exercises such Training Option by sending LICENSOR a notice stating that LICENSEE is exercising its Training Option which notice is received by LICENSOR on or before December 31, 2000 (time being of the essence and the Training Option expiring null and void if not exercised and notice received by LICENSOR on or before December 31, 2000) . Only if such Training Option is exercised in a timely manner shall the provisions of Sections 3.3, 8.2, 8.3, and 8.4 be in effect.

       8.2. Documentation Provided if Training Option is Exercised. Within thirty business days after the Training Option is exercised by LICENSEE, LICENSOR shall furnish LICENSEE with all Technical Information owned or controlled by LICENSOR, which is reasonably necessary or desirable in order for LICENSEE to manufacture
  Licensed Products. Such Technical Information, which relates to experimental products, shall include, without limitation thereto (1) a document entitled Handbook of Technical Information Relating to Variable Density Optical Devices Incorporating an Activatable Material which contains confidential and proprietary information of LICENSOR and (2) photocopies of all U.S. Patents and patent applications relating to Licensed Products owned or controlled by LICENSOR as of the date that the Training Option is exercised. LICENSOR shall not be obligated hereunder to furnish copies of LICENSOR's foreign patents and patent applications, but will furnish a list thereof in Schedule A hereto. Patents and patent applications purchased by LICENSOR from any third party shall not be considered owned or controlled by LICENSOR until and unless LICENSOR has been notified in writing that it has received written assignments relating to such patents and patent applications.

       8.3 Training. LICENSEE's technically skilled personnel designated by LICENSEE (with travel and living expenses paid by LICENSEE) shall make one or more visits for training and to inspect LICENSOR's research and development facilities relating to Licensed Products. The visits of employees of LICENSEE to LICENSOR's facility shall be carried out within the six-month period commencing with LICENSEE's exercise of its Training Option under
  Section 8.1 of this Agreement, and shall not exceed 200 man-hours during such period. To assist LICENSEE's employees while they are at LICENSOR's facility, LICENSOR's technical staff shall provide up to 200 man-hours assistance during such period at no cost to LICENSEE. Additionally, there shall be no cost to LICENSEE for materials used for training during the initial training at LICENSOR's facility.

       8.4 Materials and Additional Training. Upon request by LICENSEE after LICENSEE's exercise of its Training Option under
  Section 8.1 of this Agreement, during the term of this Agreement and when mutually convenient to LICENSOR and LICENSEE, LICENSOR shall supply LICENSEE with additional training and with small quantities of materials related to Licensed Products for experimental use only by LICENSEE, and shall charge LICENSEE
  $750 per man/day plus the cost of any other materials used in providing such training or making such materials, plus the cost of shipping such materials to LICENSEE. Each invoice submitted by LICENSOR for such service shall include detailed explanations of the charges, and, if requested by LICENSEE, copies of receipts.

       8.5 Inquiries. LICENSEE and LICENSOR may also at any time during the term of this Agreement make reasonable inquiry by telephone, facsimile or mail to one another in regard to any information or data furnished pursuant to this Agreement.

       8.6 Visits. During all visits by either party to the facilities of the other party, visitors shall comply with all reasonable rules of the host company, and each party to this Agreement will indemnify and hold the other party harmless from any liability, claim or loss whatsoever
  (i) for any injury to, or, death of, any of its employees or agents while such persons are present at the facility of the other party; and (ii) for any damages to its own property or to the property of any such employee or agent which may occur during the presence of any such person at the facility of the other party, regardless of how such damage occurs, if the rules of the host are followed.

       8.7 Sole Purpose. Any documentation or information supplied pursuant to this Agreement by either party to the other shall be used solely for the purposes set forth in this Agreement.

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

       10.2 Termination by LICENSEE. LICENSEE may terminate this Agreement effective as of December 31, 2004 or as of any anniversary thereof by giving LICENSOR prior notice thereof unless sooner terminated as hereinafter provided. Such notice shall be made in writing and shall be given between 60 and 90 days prior to the effective date for which such termination is to be effective. If LICENSEE decides to terminate this Agreement for any reason, LICENSEE shall provide LICENSOR, along with the aforementioned notice of termination, with a written report describing the reasons for such termination.

       10.3 Termination by LICENSOR. LICENSOR may terminate this Agreement at any time effective as of December 31, 2004 or as of any anniversary thereof upon at least 30 days' notice to LICENSEE for any reason, and LICENSOR may terminate this Agreement at any time upon at least 30 days' notice to LICENSEE if LICENSEE shall have failed to make any payment when due or at any time breach any material term of this Agreement and such payment is not made or such breach is not cured within any applicable cure period specified in Article 11 of this Agreement, or repeatedly provide inaccurate reports hereunder, or if there has been a cessation by LICENSEE of general operations or of work related to Licensed Products.

       10.4 Effect of Termination. If this Agreement expires or is terminated for any reason whatsoever, in addition to any other remedies which one party may have against the other: (1) all of LICENSEE's rights and licenses under this Agreement shall cease, and LICENSEE shall immediately return to LICENSOR all Technical
  Information furnished to LICENSEE under this Agreement, together with all reproductions, copies and summaries thereof; provided, however, that LICENSEE may retain solely for archival purposes one copy of all such documents in its legal department files, (2) at LICENSOR's option, LICENSEE shall, within 30 days of the date of such termination, either (A) sell and deliver to LICENSOR at LICENSEE's direct cost of manufacture any Licensed Products which shall then be in the possession of LICENSEE, and, if requested by LICENSOR, LICENSEE shall finish and deliver to LICENSOR any Licensed Products in the process of manufacture as soon as possible and, in any case, not later than 30 days after receiving LICENSOR's request, and/or (B) with respect to any unsold inventory and work in the process of manufacture, to complete such work in process and sell any remaining inventory during the period not to exceed six months from the date of termination or expiration of this Agreement provided that at the completion of such six-month period, LICENSEE shall promptly destroy and dispose of any Licensed Products (and Licensed
  Products in the process of manufacture) not sold under this Section
  10.4 and (3) if this Agreement is terminated for any reason on or before December 31, 2004, if LICENSOR so elects, LICENSEE agrees to negotiate in good faith the grant to LICENSOR of a nonexclusive, royalty-free, irrevocable, worldwide license with the right to grant sublicenses to others to utilize all technical information, improvements and/or modifications (whether or not the subject of patents or pending patent applications) developed or invented by or on behalf of LICENSEE and/or its sublicensees, subcontractors, or agents hereunder through the date of such termination of this Agreement relating to Light Valves, or Licensed Products, and upon such termination, LICENSEE shall provide LICENSOR in reasonable detail complete information regarding such technical information, improvements and/or modifications. Although such license shall be free of any earned royalties, LICENSEE agrees that it shall negotiate in good faith the amount of payment by LICENSEE required for the granting of such license, which amount shall in no event exceed the amount of minimum annual royalties received as of the date of termination of this Agreement by LICENSOR from LICENSEE pursuant to Section 3.2 hereof. LICENSEE agrees upon written notice by LICENSOR at any time after such payment is made to deliver to LICENSOR within 30 days of such notice any document or other instrument reasonably requested by LICENSOR to convey such license rights to LICENSOR such as, by way of example, confirmations or instruments of conveyance or assignment. No termination of this Agreement by expiration or otherwise shall release LICENSEE or LICENSOR from any of its continuing obligations hereunder, if any, or limit, in any way any other remedy one party may have against the other party. Notwithstanding the foregoing, LICENSEE's obligations to LICENSOR under Sections
  3.1, 3.6, 4.2, 4.3, 4.4, 4.5, 4.6, 6.1, 6.2, 7.2, 8.6, 8.7, 10.4, 12.1, and
  Articles 13 and 14 shall survive any termination or expiration of this Agreement.

  11   EVENTS OF DEFAULT AND REMEDIES.

       11.1 Events of Default. Each of the following events shall constitute an "Event of Default" under this Agreement:

       11.1.1 (a) A party's failure to make any payment due in a timely manner or a party's material breach or material failure to punctually perform any of its duties and obligations under this Agreement, which material breach or failure, if curable, remains uncured for thirty (30) days after written notice of such breach or failure is received by the breaching party; or (b) a material misrepresentation is made by a party in any representation or warranty contained in this Agreement and the misrepresented facts or circumstances, if curable, remain uncured thirty (30) days after written notice of such misrepresentation is received by the breaching party; and, in either case, if such breach or misrepresentation is not curable, termination shall occur thirty (30) days after such misrepresentation or breach at the option of the non-breaching party; or

       11.1.2 The failure by a party upon request to provide the other party with adequate assurances of its performance of all obligations under this Agreement upon: (a) such first party's filing of a voluntary petition in bankruptcy; (b) the filing of any involuntary petition to have such first party declared bankrupt which has not been dismissed within ninety (90) days of its filing; (c) the appointment of a receiver or trustee for such first party which has not been rescinded within ninety (90) days of the date of such appointment; or (d) such first party otherwise becoming insolvent or otherwise making an assignment for the benefit of creditors.

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

  12   CONFIDENTIALITY.

       12.1 Confidential Information. (a) LICENSEE agrees for itself, its sublicensees, and their employees and agents that for twenty (20) years from the later of the Effective Date of this Agreement or the latest date of its receipt of information disclosed to LICENSEE by LICENSOR pursuant to this Agreement, such information shall be held in confidence; provided, however, there shall be no obligation to treat as confidential information which is or becomes available to the public other than through a breach of this obligation, or which was already possessed by LICENSEE in writing (or otherwise provable to be in the possession of LICENSEE) prior to the Effective Date of this Agreement (and was not received from LICENSOR) or which is shown by LICENSEE to have been received by it from a third party who had the legal right to so disclose it without restrictions and without breach of any agreement with LICENSOR or its licensees. LICENSOR shall affix an appropriate legend on all written documentation given to LICENSEE which contains confidential information. LICENSEE acknowledges that the list of patent applications contained on Schedule A is confidential information of LICENSOR. Other than for the oral information conveyed during the training conducted pursuant to Sections 8.3 and
  8.4 hereof all of which shall be deemed to be confidential information, if confidential information is otherwise conveyed orally by LICENSOR after training has been completed, LICENSOR shall specify to LICENSEE at the time such information is being conveyed (or in a subsequent letter referring to the conversation) that the information conveyed is confidential. It is understood and agreed that, unless otherwise provided in a separate agreement between LICENSEE and LICENSOR, LICENSEE has no obligation hereunder to provide LICENSOR with any confidential or proprietary information, and that LICENSOR shall have no obligation hereunder to LICENSEE to maintain in confidence or refrain from commercial or other use of any information which LICENSOR is or becomes aware of under this Agreement. The terms and provisions of this Agreement or any other agreement between the parties shall not be considered confidential, and the parties hereto acknowledge that, pursuant to the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder, LICENSOR may file copies of this Agreement with the Securities and Exchange Commission and with NASDAQ and with any other stock exchange on which LICENSOR's securities may be listed. LICENSEE agrees that for the period of time during which LICENSEE is obligated to keep information confidential hereunder, LICENSEE will not make, use, sell, lease or otherwise dispose of products using or directly or indirectly derived from Licensed Products, Light Valves, or Components, or which otherwise comprise suspended particles, which when subjected to a suitable electric or magnetic field, orient to produce a change in the optical characteristics of the suspension ("SPD Technology") unless an agreement between LICENSOR and LICENSEE permitting it to do so is in full force and effect and the royalties, if any, provided in such agreement are being paid to LICENSOR on such products. The foregoing restriction shall not apply to products (i) which do not directly or indirectly incorporate SPD Technology, such as, but not limited to, liquid crystal devices, or electrochromic devices, or (ii) which incorporate technology involving suspended particles, which when subjected to a suitable electric or magnetic field, orient to produce a change in the optical characteristics of the suspension but which is independently developed and which is not in any way directly or indirectly derived from any Technical Information of LICENSOR or its licensees, sublicensees, or any of their affiliates. LICENSEE shall have the burden of proving by clear and convincing evidence that the availability of any exception of confidentiality exists or that the foregoing restrictions do not apply to a particular product. Nothing contained in this section, however, shall be construed as granting LICENSEE any rights or licenses with respect to any Technical Information or patents of LICENSOR or its other licensees or their sublicensees.

       (b) After LICENSEE's exercise of its Training Option under
  Section 8.1 of this Agreement, LICENSEE will have the right to disclose to a subcontractor information of LICENSOR received pursuant to Article 8 hereof; provided, however, that LICENSEE shall only disclose such information as is strictly necessary to enable said subcontractor to perform its manufacturing task, and provided that prior to disclosing any information to said subcontractor, said subcontractor has signed a secrecy agreement with LICENSEE at least as protective of LICENSOR's Technical Information as the provisions of this Agreement, including, without limitation, said subcontractor's specific agreement to be bound by the provisions of
  Section 12.1 hereof to the same extent as LICENSEE. For such purposes, LICENSEE may develop a standard form of secrecy agreement for LICENSOR's approval, after which LICENSEE may use such secrecy agreement with all subcontractors without LICENSOR's prior approval of the secrecy agreement being necessary. LICENSEE shall have all subcontractors sign said secrecy agreement prior to the disclosure of Technical Information to said subcontractor, and LICENSEE shall send LICENSOR a copy of every such secrecy agreement within thirty (30) days after the execution thereof.

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

       13.1.2 No Conflicts. Nothing herein conflicts with its rights and obligations pursuant to any agreement by a party and any other entity; and

       13.1.3 Publicity. The parties shall have the right to use non-confidential information, including but not limited to information concerning this Agreement, for marketing, sales, technical assistance, investor relations, disclosure and public relations purposes, and that information permitted to be disclosed by a party under this Section
  13.1.3 may appear on such party's (or its subsidiaries' or sublicensees') Internet web site, along with links to the Internet web sites of the other party and its subsidiaries and sublicensees.

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

       13.3 No Warranty. LICENSOR and LICENSEE make no guaranty or warranty to one another under this Agreement (a) that LICENSEE will be able to develop, manufacture, sell or otherwise commercialize Licensed Products, or (b) as to the validity of any patent.

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

  LICENSOR:      Robert L. Saxe, President
                 Research Frontiers Incorporated
                 240 Crossways Park Drive
                 Woodbury, New York 11797-2033 USA
                 Facsimile:     (516) 364-3798
                 Telephone:     (516) 364-1902

  LICENSEE:      Sabine Lang
                 Managing Director
                 GLOBAL MIRROR GmbH & Co. KG
                 101 Tillessen Boulevard
                 Ridgeway, South Carolina 29130 USA
                 Facsimile:     (803) 337-5205
                 Telephone:     (803) 337-5264

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

          RESEARCH FRONTIERS INCORPORATED


          By:/s/ Joseph M. Harary
          Joseph M. Harary, Vice President and General Counsel
          Date: December 3, 1999

          GLOBAL MIRROR GmbH & Co. KG

          By: /s/ Sabine Lang
          Sabine Lang, Managing Director
          Date:  December 3, 1999

                                     Schedule A
                              (As of December 3, 1999)

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

  5,516,463                Joseph A. Check III et al
                 "Method of Making Light Polarizing
  Particles"                              (JDR-106)      05/14/96  07/08/14

  5,650,872                Robert L. Saxe et al
                 "Light Valve Containing Ultrafine Particles"
                   (JDR-108) [CIP of S.N. 351,665]       07/22/97  07/22/14

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


                          LICENSE AGREEMENT
                              BETWEEN
                  RESEARCH FRONTIERS INCORPORATED
                                AND
                      GLOBAL MIRROR GmbH & Co. KG

       This License Agreement ("Agreement") effective as of December 13, 1999 by and between RESEARCH FRONTIERS INCORPORATED, a Delaware corporation ("LICENSOR") and GLOBAL MIRROR GmbH & Co. KG, a corporation organized under the laws of Germany ("LICENSEE").

                                       RECITALS

       WHEREAS, LICENSOR has been engaged in research and development in the application of physicochemical concepts to Light Valves and Licensed Products (both as hereinafter defined) and of methods and apparatus relating to products incorporating such concepts; and is possessed of and can convey information and know-how for such products and rights to manufacture, use and sell such products; and

       WHEREAS, LICENSEE is interested in manufacturing and selling Licensed Products; and

       WHEREAS, LICENSEE desires to acquire from LICENSOR, and LICENSOR desires to grant to LICENSEE, certain rights and licenses with respect to such technology of LICENSOR;

       NOW, THEREFORE, in consideration of the premises and the mutual covenants herein and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties agree as follows.

  1    DEFINITIONS.

         The following terms when used herein shall have the respective meanings set forth in this Article 1.

The "Effective Date" of this Agreement shall be the date which is the last date of formal execution of this Agreement by duly authorized representatives of the parties to this Agreement as indicated on the signature page of this Agreement. LICENSEE shall sign this Agreement first and LICENSOR may sign this Agreement at any time on or before February 29, 2000. If LICENSOR does not countersign this Agreement on or before February 29, 2000,this Agreement shall be void and of no effect.

"Licensed Product" means a Light Valve intended for use and used solely as a sunvisor (which may comprise more than one segment) attached to the interior of a military or non-military transportation vehicle in the manner hereinafter described, which is capable of being controlled automatically or by the user to protect the user's eyes from sunlight or glare, and each segment of which has a viewing area no larger than 0.25 (one-quarter) square meter. A Licensed Product must either be (a) attached to the interior of a window or windshield, the interior of the body, or to an accessory on the inside, of a transportation vehicle by means of a relatively small rod, post or hinge mechanism, or (b) attached to the housing of a rear-view mirror inside such transportation vehicle provided that the sunvisor so attached is not used to obstruct the mirror so as to vary the reflectivity of such mirror, and is only used to block sunlight or glare next to such mirror. The term "Licensed Product" however, shall without limitation thereto, not include (1) Light Valves which are used or intended for use in a transportation vehicle as, or as part of, or are laminated to, or whose surface area is primarily attached to, a window, sunroof or windshield,(2) Light Valves which are used or intended for use as, or as part of, any other window product and (3) Light Valves used or intended for use as or in any non-window product such as but not limited to displays, toys, eyewear, mirrors or filters for scientific instruments, lamps or contrast enhancement of displays, and (4) Light Valves used or intended for use in any product other than as specifically defined herein. The term "transportation vehicle" shall include, but shall not be limited to, passenger cars, motorcycles, recreational vehicles, trucks,mobile cranes, trains, aircraft and boats, but shall not include spacecraft,satellites, or space stations. The term "display" means any device for displaying letters, numbers, images or other indicia or patterns. Nothing contained herein shall permit LICENSEE to sell, lease, or otherwise dispose of a Light Valve which is not combined or intended to be combined as described above into a Licensed Product.

"Licensed Territory " means all countries of the world.

"Light Valve" means a variable light transmission device comprising: a cell including cell walls, containing or adapted to contain an activatable material, described hereinafter, such that a change in the optical characteristics of the activatable material affects the characteristics of light absorbed by, transmitted through and/or reflected from the cell; means incorporated in or on the cell, or separate therefrom for applying an electric or magnetic field to the activatable material within the cell; and coatings, (including, but not limited to,electrodes), spacers, seals, electrical and/or electronic components, and other elements incorporated in or on the cell. The activatable material, which the cell contains or is adapted to contain, includes in it solid suspended particles, which when subjected to a suitable electric or magnetic field, orient to produce a change in the optical characteristics of the device, and may be in the form a liquid suspension, gel, film or other material.

The "Net Selling Price" of Licensed Products on which royalties are payable shall be the greater of the following: (A) the genuine selling price of LICENSEE and its sublicensees hereunder (including amounts charged for any wiring,instal-lation, and related services provided by LICENSEE and its sublicensees here-under) f.o.b.factory at which nonaffiliated customers are billed in the usual course of business for Licensed Products,as packed for shipment to the customer, minus the genuine selling price (which,for purposes of this calculation shall be deemed to be not more than $50 per sunvisor) of a sunvisor similar to the Licensed Product but not incorporating a Light Valve; (B) the genuine selling price of LICENSEE and its sublicensees hereunder (including amounts charged for any wiring, installation, and related services provided by LICENSEE and its sub-licensees hereunder) f.o.b. factory at which nonaffiliated customers are billed in the usual course of business for Licensed Products, as packed for shipment to the customer, multiplied by a fraction, the numerator of which is the cost of all components included in the sunvisor associated with the incorporation of a Light Valve, and the denominator of which is the total manufacturing cost for such product; and (C) $50.00 per sunvisor. The aforementioned $50 figure specified in clauses (A) and (C) above shall be adjusted upward as of each January 1st hereafter beginning on January 1, 2001 by any increase in the Producer Price Index for Motor Vehicle Parts and Accessories (the "Index") for the 12 month period ending in December of the prior year, prepared by the Bureau of Labor Statistics of the United States Department of Labor (or if the Index is not then being published, the most nearly comparable successor index). In calculating a genuine selling price of a product for the above calculation, such price may be reduced only by the applicable proportions of the following if, and to the extent that, amounts in respect thereof are reflected in such selling price: (i) normal trade discounts actually allowed; (ii) sales, use or excise and added value taxes and custom duties paid;(iii) if the genuine selling price is other than f.o.b. factory, amounts paid for f.o.b. transportation of the product to the customer's premises or place of installation or delivery;
(iv) the cost to LICENSEE or its sublicensees hereunder of any part or component included in Licensed Products which is purchased directly from LICENSOR; (v) insurance costs and the costs of packing material, boxes, cartons and crates required for shipping; provided, however, that for purposes of this calculation, the genuine selling price of a product may not be less than 90% of the gross selling price of said product after all deductions therefrom excluding materials purchased by LICENSEE from LICENSOR pursuant to subsection (iv) hereof, if any. If a product is leased, sold, used or otherwise disposed of on terms not involving a bona fide arm's length sale to an unaffiliated third party, then the Net Selling Price for such transactions shall be deemed to be the Net Selling Price as defined above for identical products sold to a nonaffiliated customer nearest to the date of such lease, sale, use, or other disposition.

"Technical Information" means all useful information relating to apparatus, methods, processes, practices, formulas, techniques, procedures, patterns, ingredients, designs and the like including (by way of example) drawings,written recitations of data, specifications, parts, lists, assembly procedures,operating and maintenance manuals, test and other technical reports, know-how of LICENSOR, and the like owned or controlled by LICENSOR, to the extent they exist, that relate to Light Valves, Licensed Products and/or to the suspensions or other components used or usable for Licensed Products or Light Valves including, but not limited to,particles, particle precursors, coatings, polymers,liquid suspen-sions and suspending liquids, or any combination thereof, and that consist of concepts invented or developed by LICENSOR. Know-how of LICENSOR's suppliers and of LICENSOR's other licensees and their sublicensees under licenses from LICENSOR shall not be considered Technical Information owned or controlled by LICENSOR.

  2    GRANT OF LICENSE.

     2.1 License. During the term of this Agreement, LICENSOR hereby grants LICENSEE a non-exclusive right and license to use (a) all of the Technical Information furnished by LICENSOR pursuant to this Agreement, and (b) any invention claimed in (i) any of the unexpired patents now or hereafter listed on Schedule A attached hereto or (ii) unexpired patents which issue from pending patent applications now or hereafter listed in Schedule A,and any continuations, continuations-in-part,divisions, reissues, reexaminations, or extensions thereof to make, and to lease, sell, or otherwise dispose of Licensed Products in the Licensed Territory.

      2.2 No Other Rights. LICENSEE agrees that, except for the specific licenses granted to it under Section 2.1 hereof, LICENSEE has not acquired any rights or licenses under this Agreement to use Light Valves or any components thereof made by or for LICENSEE or its sublicensees pursuant to this Agreement except for use in Licensed Products.

     2.3 Sublicenses. LICENSEE shall have the right to grant non-exclusive sublicenses to its affiliated companies listed as such in the letter between LICENSOR and LICENSEE dated December 3, 1999 and any wholly-owned and controlled subsidiary of such companies or of LICENSEE, whose obligations to LICENSOR hereunder LICENSEE hereby guarantees, and which acknowledges to LICENSOR in writing that it wishes to become a sublicensee hereunder prior to doing so and agrees to be bound by the terms and conditions of this Agreement. All sublicenses shall (i) be non-exclusive,(ii) shall terminate with the termin-ation of the rights and licenses granted to LICENSEE under Section 2.1 hereof, and be otherwise limited in accordance with the limitations and restrictions which are imposed on the rights and licenses granted to LICENSEE hereunder,
(iii) contain confidentiality provisions no less protective than those contained in Section 12.1 hereof, and (iv) shall contain such other terms, conditions, and licenses as are necessary to enable LICENSEE to fulfill its obligations here-under.LICENSEE shall send LICENSOR a copy of every sublicense agreement or other agreement entered into by LICENSEE in connection with a sublicense hereunder within thirty (30) days of the execution thereof. LICENSOR may terminate any such sublicense if there is any change in the ownership or control of a sublicensee.

3    ROYALTY PAYMENTS, REPORTS AND RECORD-KEEPING.

     3.1 Royalties and Reports on Net Sales. During the term of this Agreement, LICENSEE agrees to pay
LICENSOR an earned royalty which shall be five percent
(5%) of the Net Selling Price of Licensed Products which embody, or the manufacture of which utilizes, any of the rights granted under Section 2.1 hereof, and which are manufactured by or for LICENSEE and sold, leased, used or otherwise disposed of by or for LICENSEE or a permitted sublicensee. Payments under this Section 3.1 shall be made on a quarterly basis and made within 45 days after the end of the calendar quarter in which such Licensed Products were sold, leased, used or otherwise disposed of by or for LICENSEE or a permitted sublicensee hereunder. Each royalty payment shall be in U.S. dollars and shall be accompanied by a statement by LICENSEE showing in reasonable detail the amount of Licensed Products sold, used, leased or otherwise disposed of by or for LICENSEE and its sublicensees during the preceding quarter, any deductions taken or credits applied, and the currency exchange rate used to report sales made in currencies other than U.S. dollars. LICENSEE shall use the exchange rates for buying U.S. dollars in effect on the last day of each quarter, as specified in The New York Times. The first such statement shall cover the period from the Effective Date of this Agreement to the end of the first calendar quarter in which a Licensed Product is sold, used, leased or otherwise disposed of by or for LICENSEE or its sublicensees.
LICENSEE shall also furnish to LICENSOR at the same time it becomes available to any third party, a copy of each brochure, price list, advertisement or other marketing and promotional materials prepared, published or distributed by LICENSEE or its sublicensees relating to Licensed Products.

     3.2  Minimum Royalties - Except as otherwise
specifically provided for in Section 3.3, during the term of this Agreement LICENSEE agrees to pay LICENSOR the non-refundable minimum royalties (in U.S. Dollars) specified below for each of the stated periods:

     Period                                       Minimum Royalty

  [Confidential Information Omitted and filed separately with the Securities and Exchange Commission]

     3.3 Alternative Minimum Royalties if Training Option has been Exercised - If LICENSEE has exercised the Training Option set forth in Section 8.1, during the term of this Agreement LICENSEE agrees to pay LICENSOR the non-refundable minimum royalties (in U.S. Dollars) specified below for each of the stated periods:

Period                                       Minimum Royalty

  [Confidential Information Omitted and filed separately with the Securities and Exchange Commission]

     3.4 Time and Method of Payment. The initial payment under Section 3.2 or Section 3.3, as applicable, shall be paid to LICENSOR on or before June 1, 2000, and each subsequent payment under either Section 3.2 or Section 3.3, as applicable, to LICENSOR shall be made on or before June 1 of each license year commencing June 1, 2001. All other payments shall be due on the date specified in this Agreement, or if no date is specified, within 30 days of invoice. All payments made to LICENSOR shall be paid by wire transfer of immediately available funds to the account of Research Frontiers Incorporated at Chase Manhattan
Bank, 1064 Old Country Road, Plainview, New York
11803, Account No.: 904-709361, ABA Wire Code No.:
021 000 021, or to such other account or place, as LICENSOR may specify in a notice to LICENSEE.

     3.5 Sales, Use and Returns. Licensed Products shall be considered as sold, leased or used and royalties shall accrue on the earlier of when such Licensed Products are billed out, or when delivered, shipped or mailed to the customer. If as a result of a price reduction or a return of Licensed Products previously sold, a credit or refund to a customer is given on part or all of the sale price of such Licensed Products, a credit shall be allowed against royalties accruing thereafter under this Agreement equal to the royalty paid on that part of the sales price so credited or refunded.

     3.6  Recordkeeping.    LICENSEE shall keep and shall
cause each sublicensee to keep for six (6) years after the date of submission of each statement supported thereby, true and accurate records, files and books of accounts that relate to Licensed Products, all data reasonably required for the full computation and verification of the Net Selling Price of Licensed Products, deductions therefrom and royalties to be paid, as well as the other information to be given in the statements herein provided for, and shall permit LICENSOR or its duly authorized representatives, upon reasonable notice, adequately to inspect the same at any time during usual business hours. LICENSOR and LICENSEE agree that an independent certified public accounting firm
(selected by LICENSOR from the largest ten certified public accounting firms in the United States of America or Germany) may audit such records, files and books of accounts to determine the accuracy of the statements given by LICENSEE pursuant to Section 3.1 hereof. Such an audit shall be made upon reasonable advance notice to LICENSEE and during usual business hours no more frequently than annually. The cost of the audit shall be borne by LICENSOR, unless the audit shall disclose a breach by LICENSEE of any term of this Agreement, or an underpayment error in excess of two percent of the total monies paid to LICENSOR by LICENSEE during the audited period, in which case LICENSEE shall bear the full cost of such audit. LICENSEE agrees to pay LICENSOR all additional monies that are disclosed by the audit to be due and owing to LICENSOR within thirty days of the receipt of the report.

4    OBLIGATIONS OF LICENSEE.

     4.1 Compliance. LICENSEE agrees that, without limitation, any manufacture, sale, lease, use or other disposition of Licensed Products that is not in strict accordance with the provisions of this Agreement shall be deemed a material breach of this Agreement.

     4.2 End Users. LICENSEE agrees to require all direct recipients of Licensed Products to whom Licensed Products is sold, leased, or otherwise disposed of by LICENSEE or its sublicensees, to look only to LICENSEE and not to LICENSOR or its affiliates for any claims, warranties, or liability relating to such Licensed Products. LICENSEE agrees to take all steps to reasonably assure itself that Licensed Products sold, leased or otherwise disposed of by or for LICENSEE is being used for permitted purposes only.

     4.3 Laws and Regulations. LICENSEE agrees that it shall be solely responsible for complying with all laws and regulations affecting the manufacture, use and sale or other disposition of Licensed Products by LICENSEE and its sublicensees, and for obtaining all approvals necessary from governmental agencies and other entities. LICENSEE agrees to maintain a file of all such approvals and to send LICENSOR a copy of all such approvals (including English translations thereof in the case of approvals required by any foreign country) within 10 business days of any written request for such copies by LICENSOR. LICENSEE represents and warrants to LICENSOR that no approval from any governmental agency or ministry, or from any third party, is required to effectuate the terms of this Agreement or the transactions contemplated hereby.

     4.4  Purchase of Components from Others.   By virtue
of the disclosure of Technical Information and training provided from time to time by LICENSOR to LICENSEE and to its other licensees, and each of their sublicensees and affiliates, any component of a Light Valve, including, without limitation, materials, suspensions, films, polymers, coatings, particle precursors, and particles (each, a "Component"), which LICENSEE or its sublicensees makes, has made for it, or purchases from any third party for use in Licensed Products shall be deemed to have been manufactured at least in part using the Technical
Information provided by LICENSOR. LICENSEE and its sublicensees each hereby agrees that (i) all Components shall be used only in strict accordance with the provisions of this Agreement, and that such Components may not be used for any other purpose or resold by LICENSEE or its sublicensees except as specifically permitted by the license granted in Section 2.1 hereof, and (ii) LICENSEE and its sublicensees will only look to the manufacturer or supplier of such Component or other item used by LICENSEE or its sublicensees and not to LICENSOR or its affiliates for any claims, warranties, or liability relating to such Component or other item. LICENSEE acknowledges that LICENSOR has not made any representations or warranties regarding the availability of any Component, or the price thereof, and that in all respects LICENSEE shall deal directly with the suppliers of such Components and will obtain from them information regarding availability, pricing, and/or other terms relating to such Components.

     4.5 No Warranties by LICENSOR. LICENSOR does not represent or warrant the performance of any Licensed Product or of any material, Component, or information provided hereunder, and LICENSEE expressly acknowledges and agrees that any such material, Component or information provided by LICENSOR hereunder is provided "AS IS" and that LICENSOR makes no warranty with respect thereto and DISCLAIMS ALL
WARRANTIES, EXPRESS OR IMPLIED,  INCLUDING
BUT NOT LIMITED TO THE IMPLIED WARRANTIES
OF MERCHANTABILITY AND FITNESS FOR A
PARTICULAR PURPOSE, RELATED THERETO, ITS
USE OR ANY INABILITY TO USE IT, OR THE
RESULTS OF ITS USE. Except for any breach of the terms of this Agreement, in no event shall any party to this Agreement be liable for any damages, whether in contract or tort (including negligence), including but not limited to direct, consequential, special, exemplary, incidental and indirect damages, arising out of or in connection with this Agreement or the use, the results of use, or the inability to use any Licensed Product, material, Component or information provided hereunder.

     4.6 Analysis. LICENSEE represents and agrees that it will only incorporate Components received from authorized suppliers into Licensed Products and for no other purpose, and that LICENSEE will not directly or indirectly attempt to reverse-engineer any material provided to it hereunder by LICENSEE or any supplier of any Component.

     4.7 Personnel. LICENSEE agrees to assign personnel from its technical staff who shall be responsible for the development of Licensed Products during the term of this Agreement.

5    TRADEMARKS.

     5.1 Trademarks. All trademarks or service marks that either party may adopt and use for Licensed Products or other products incorporating Light Valves are and shall remain the exclusive property of the adopting party, and the other party shall not obtain any rights and license to such marks under this Agreement, but may inform others that the adopting party has produced Licensed Products or products incorporating Light Valves under such mark or marks. LICENSOR may require LICENSEE or its permitted sublicensees to indicate on packaging that such product is licensed from Research Frontiers Incorporated or to otherwise include language and/or designations approved by LICENSOR indicating an affiliation with Research Frontiers Incorporated.

6    INSURANCE AND INDEMNIFICATION.

     6.1 Insurance. LICENSEE shall maintain at all times ample product liability and other liability insurance covering its operations relating to the subject matter of this Agreement.

     6.2 Indemnification. LICENSEE, and its affiliates, successors and assigns and sublicensees (each, an "Indemnifying Party"), each hereby indemnify and agree to hold harmless LICENSOR and its shareholders, officers, directors, agents and employees (each, an "Indemnified Party"), against any liability, damage, loss, fine, penalty, claim, cost or expense (including reasonable costs of investigation and settlement and attorneys', accountants' and other experts' fees and expenses) arising out of any action or inaction by any Indemnifying Party relating to this Agreement including an Indemnifying Party's manufacture, sale, use, lease or other disposition of Licensed Products, and related materials, or other use of the information and rights granted hereunder. Any knowledge of LICENSEE's or its sublicensee's activities by LICENSOR or its representatives shall in no way impose any liability on LICENSOR or reduce the responsibilities of LICENSEE hereunder or relieve it from any of its obligations and warranties under this Agreement.

7    FUTURE PATENTS.

     7.1 Future Patents. Each party, at its cost, shall have the right to file patent applications in the United States and in foreign countries covering any invention made by such party.

     7.2 Improvements and Modifications. (a) Any future improvements or modifications invented or developed by or on behalf of LICENSEE, LICENSEE's sublicensees and LICENSOR after the Effective Date of this Agreement, if any, which relate in any way to or are useful in the design, operation, manufacture and assembly of Licensed Products, and/or to the suspensions or other components used or usable in Licensed Products shall not be included in this Agreement. Upon written request by the non-inventing party, LICENSOR and LICENSEE shall negotiate with each other regarding the grant of nonexclusive rights and licenses to use such improvements and modifications, but neither party shall be obligated to grant such rights and licenses to one another.

     (b) During the term of this Agreement each of the parties hereto agrees to inform the other in writing (without any obligation to reveal details which would be confidential information), at least as frequently as once a year in January of each calendar year, if any significant improvements or modifications have been made relating to the subject matter of this Agreement, and as to the general nature of any such improvements and modifications.

     (c) Notwithstanding the foregoing, LICENSOR may, but shall not be required to, voluntarily and without additional cost to LICENSEE disclose certain information relating to future improvements and modifications and license to LICENSEE rights in such certain future improvements and modifications, and any information so disclosed will be considered Technical Information which LICENSEE shall be obligated to keep confidential pursuant to Section 12.1 of this Agreement. In connection therewith, LICENSOR, may voluntarily add patents and/or patent applications to Schedule A hereof. No disclosure of any information by LICENSOR shall in any way establish a course of dealing or otherwise require LICENSOR to make any future disclosure of information under this Agreement.

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

8    TECHNOLOGY TRANSFER.

     8.1. LICENSEE's Training Option. LICENSEE shall have the option of receiving training from LICENSOR (the "Training Option"), provided that LICENSEE exercises such Training Option by sending LICENSOR a notice stating that LICENSEE is exercising its Training Option which notice is received by LICENSOR on or before December 31, 2000 (time being of the essence and the Training Option expiring null and void if not exercised and notice received by LICENSOR on or before December 31,
2000) . Only if such Training Option is exercised in a timely manner shall the provisions of Sections 3.3, 8.2, 8.3, and 8.4 be in effect.

     8.2.  Documentation Provided if Training Option is
Exercised. Within thirty business days after the Training
Option is exercised by LICENSEE, LICENSOR shall furnish LICENSEE with all Technical Information owned or controlled by LICENSOR, which is reasonably necessary or desirable in order for LICENSEE to manufacture Licensed
Products. Such Technical Information, which relates to experimental products, shall include, without limitation thereto (1) a document entitled Handbook of Technical
Information Relating to Variable Density Optical Devices
Incorporating an Activatable Material which contains confidential and proprietary information of LICENSOR and
(2) photocopies of all U.S. Patents and patent applications relating to Licensed Products owned or controlled by LICENSOR as of the date that the Training Option is exercised. LICENSOR shall not be obligated hereunder to furnish copies of LICENSOR's foreign patents and patent applications, but will furnish a list thereof in Schedule A hereto. Patents and patent applications purchased by LICENSOR from any third party shall not be considered owned or controlled by LICENSOR until and unless
LICENSOR has been notified in writing that it has received written assignments relating to such patents and patent applications.

     8.3 Training. LICENSEE's technically skilled personnel designated by LICENSEE (with travel and living expenses paid by LICENSEE) shall make one or more visits for training and to inspect LICENSOR's research and development facilities relating to Licensed Products. The visits of employees of LICENSEE to LICENSOR's facility shall be carried out within the six-month period commencing with LICENSEE's exercise of its Training Option under
Section 8.1 of this Agreement, and shall not exceed 200 man-hours during such period. To assist LICENSEE's employees while they are at LICENSOR's facility, LICENSOR's technical staff shall provide up to 200 man-hours assistance during such period at no cost to LICENSEE. Additionally, there shall be no cost to LICENSEE for materials used for training during the initial training at LICENSOR's facility.

     8.4 Materials and Additional Training. Upon request by LICENSEE after LICENSEE's exercise of its Training
Option under Section 8.1 of this Agreement, during the term of this Agreement and when mutually convenient to LICENSOR and LICENSEE, LICENSOR shall supply
LICENSEE with additional training and with small quantities of materials related to Licensed Products for experimental use only by LICENSEE, and shall charge
LICENSEE $750 per man/day plus the cost of any other materials used in providing such training or making such materials, plus the cost of shipping such materials to LICENSEE. Each invoice submitted by LICENSOR for such service shall include detailed explanations of the charges, and, if requested by LICENSEE, copies of receipts.

     8.5 Inquiries. LICENSEE and LICENSOR may also at any time during the term of this Agreement make reasonable inquiry by telephone, facsimile or mail to one another in regard to any information or data furnished pursuant to this Agreement.

     8.6 Visits. During all visits by either party to the facilities of the other party, visitors shall comply with all reasonable rules of the host company, and each party to this Agreement will indemnify and hold the other party harmless from any liability, claim or loss whatsoever (i) for any injury to, or, death of, any of its employees or agents while such persons are present at the facility of the other party; and (ii) for any damages to its own property or to the property of any such employee or agent which may occur during the presence of any such person at the facility of the other party, regardless of how such damage occurs, if the rules of the host are followed.

     8.7 Sole Purpose. Any documentation or information supplied pursuant to this Agreement by either party to the other shall be used solely for the purposes set forth in this Agreement.

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

     10.3  Termination by LICENSOR. LICENSOR may
terminate this Agreement at any time effective as of December 31, 2003 or as of any anniversary thereof upon at least 30 days' notice to LICENSEE for any reason, and LICENSOR may terminate this Agreement at any time upon at least 30 days' notice to LICENSEE if LICENSEE shall have failed to make any payment when due or at any time breach any material term of this Agreement and such payment is not made or such breach is not cured within any applicable cure period specified in Article 11 of this Agreement, or repeatedly provide inaccurate reports hereunder, or if there has been a cessation by LICENSEE of general operations or of work related to Licensed Products.

     10.4 Effect of Termination. If this Agreement expires or is terminated for any reason whatsoever, in addition to any other remedies which one party may have against the other: (1) all of LICENSEE's rights and licenses under this Agreement shall cease, and LICENSEE shall immediately return to LICENSOR all Technical Information furnished to LICENSEE under this Agreement, together with all reproductions, copies and summaries thereof; provided, however, that LICENSEE may retain solely for archival purposes one copy of all such documents in its legal department files, (2) at LICENSOR's option, LICENSEE shall, within 30 days of the date of such termination, either
(A) sell and deliver to LICENSOR at LICENSEE's direct cost of manufacture any Licensed Products which shall then be in the possession of LICENSEE, and, if requested by LICENSOR, LICENSEE shall finish and deliver to LICENSOR any Licensed Products in the process of manufacture as soon as possible and, in any case, not later than 30 days after receiving LICENSOR's request, and/or
(B) with respect to any unsold inventory and work in the process of manufacture, to complete such work in process and sell any remaining inventory during the period not to exceed six months from the date of termination or expiration of this Agreement provided that at the completion of such six-month period, LICENSEE shall promptly destroy and dispose of any Licensed Products (and Licensed Products in the process of manufacture) not sold under this Section 10.4 and (3) if this Agreement is terminated for any reason on or before December 31, 2003, if LICENSOR so elects, LICENSEE agrees to negotiate in good faith the grant to LICENSOR of a nonexclusive, royalty-free, irrevocable, worldwide license with the right to grant sublicenses to others to utilize all technical information, improvements and/or modifications (whether or not the subject of patents or pending patent applications) developed or invented by or on behalf of LICENSEE and/or its sublicensees, subcontractors, or agents hereunder through the date of such termination of this Agreement relating to Light Valves, or Licensed Products, and upon such termination, LICENSEE shall provide LICENSOR in reasonable detail complete information regarding such technical information, improvements and/or modifications. Although such license shall be free of any earned royalties, LICENSEE agrees that it shall negotiate in good faith the amount of payment by LICENSEE required for the granting of such license, which amount shall in no event exceed the amount of minimum annual royalties received as of the date of termination of this Agreement by LICENSOR from LICENSEE pursuant to
Section 3.2 hereof. LICENSEE agrees upon written notice by LICENSOR at any time after such payment is made to deliver to LICENSOR within 30 days of such notice any document or other instrument reasonably requested by LICENSOR to convey such license rights to LICENSOR such as, by way of example, confirmations or instruments of conveyance or assignment. No termination of this Agreement by expiration or otherwise shall release
LICENSEE or LICENSOR from any of its continuing obligations hereunder, if any, or limit, in any way any other remedy one party may have against the other party. Notwithstanding the foregoing, LICENSEE's obligations to LICENSOR under Sections 3.1, 3.6, 4.2, 4.3, 4.4, 4.5, 4.6,
6.1, 6.2, 7.2, 8.6, 8.7, 10.4, 12.1, and Articles 13 and 14
shall survive any termination or expiration of this Agreement.

11   EVENTS OF DEFAULT AND REMEDIES.

     11.1 Events of Default. Each of the following events shall constitute an "Event of Default" under this Agreement:

     11.1.1 (a) A party's failure to make any payment due in a timely manner or a party's material breach or material failure to punctually perform any of its duties and obligations under this Agreement, which material breach or failure, if curable, remains uncured for thirty (30) days after written notice of such breach or failure is received by the breaching party; or (b) a material misrepresentation is made by a party in any representation or warranty contained in this Agreement and the misrepresented facts or circumstances, if curable, remain uncured thirty (30) days after written notice of such misrepresentation is received by the breaching party; and, in either case, if such breach or misrepresentation is not curable, termination shall occur thirty (30) days after such misrepresentation or breach at the option of the non-breaching party; or

     11.1.2 The failure by a party upon request to provide the other party with adequate assurances of its performance of all obligations under this Agreement upon: (a) such first party's filing of a voluntary petition in bankruptcy; (b) the filing of any involuntary petition to have such first party declared bankrupt which has not been dismissed within ninety (90) days of its filing; (c) the appointment of a receiver or trustee for such first party which has not been rescinded within ninety (90) days of the date of such appointment; or (d) such first party otherwise becoming insolvent or otherwise making an assignment for the benefit of creditors.

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

12   CONFIDENTIALITY.

     12.1 Confidential Information. (a) LICENSEE agrees for itself, its sublicensees, and their employees and agents that for twenty (20) years from the later of the Effective
Date of this Agreement or the latest date of its receipt of information disclosed to LICENSEE by LICENSOR pursuant to this Agreement, such information shall be held in confidence; provided, however, there shall be no obligation to treat as confidential information which is or becomes available to the public other than through a breach of this obligation, or which was already possessed by LICENSEE in writing (or otherwise provable to be in the possession of LICENSEE) prior to the Effective Date of this Agreement (and was not received from LICENSOR) or which is shown by LICENSEE to have been received by it from a third party who had the legal right to so disclose it without restrictions and without breach of any agreement with LICENSOR or its licensees. LICENSOR shall affix an appropriate legend on all written documentation given to LICENSEE which contains confidential information.
LICENSEE acknowledges that the list of patent applications contained on Schedule A is confidential information of LICENSOR. Other than for the oral information conveyed during the training conducted pursuant to Sections 8.3 and
8.4 hereof all of which shall be deemed to be confidential information, if confidential information is otherwise conveyed orally by LICENSOR after training has been completed, LICENSOR shall specify to LICENSEE at the time such information is being conveyed (or in a subsequent letter referring to the conversation) that the information conveyed is confidential. It is understood and agreed that, unless otherwise provided in a separate agreement between LICENSEE and LICENSOR, LICENSEE has no obligation hereunder to provide LICENSOR with any confidential or proprietary information, and that LICENSOR shall have no obligation hereunder to LICENSEE to maintain in confidence or refrain from commercial or other use of any information which LICENSOR is or becomes aware of under this Agreement. The terms and provisions of this Agreement or any other agreement between the parties shall not be considered confidential, and the parties hereto acknowledge that, pursuant to the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder, LICENSOR may file copies of this Agreement with the Securities and Exchange Commission and with NASDAQ and with any other stock exchange on which LICENSOR's securities may be listed. LICENSEE agrees that for the period of time during which LICENSEE is obligated to keep information confidential hereunder, LICENSEE will not make, use, sell, lease or otherwise dispose of products using or directly or indirectly derived from Licensed Products, Light Valves, or Components, or which otherwise comprise suspended particles, which when subjected to a suitable electric or magnetic field, orient to produce a change in the optical characteristics of the suspension ("SPD Technology") unless an agreement between LICENSOR and LICENSEE permitting it to do so is in full force and effect and the royalties, if any, provided in such agreement are being paid to LICENSOR on such products. The foregoing restriction shall not apply to products (i) which do not directly or indirectly incorporate SPD Technology, such as, but not limited to, liquid crystal devices, or electrochromic devices, or (ii) which incorporate technology involving suspended particles, which when subjected to a suitable electric or magnetic field, orient to produce a change in the optical characteristics of the suspension but which is independently developed and which is not in any way directly or indirectly derived from any Technical Information of LICENSOR or its licensees, sublicensees, or any of their affiliates. LICENSEE shall have the burden of proving by clear and convincing evidence that the availability of any exception of confidentiality exists or that the foregoing restrictions do not apply to a particular product. Nothing contained in this section, however, shall be construed as granting LICENSEE any rights or licenses with respect to any Technical Information or patents of LICENSOR or its other licensees or their sublicensees.

     (b) After LICENSEE's exercise of its Training Option under Section 8.1 of this Agreement, LICENSEE will have the right to disclose to a subcontractor information of LICENSOR received pursuant to Article 8 hereof; provided, however, that LICENSEE shall only disclose such information as is strictly necessary to enable said subcontractor to perform its manufacturing task, and provided that prior to disclosing any information to said subcontractor, said subcontractor has signed a secrecy agreement with LICENSEE at least as protective of LICENSOR's Technical Information as the provisions of this Agreement, including, without limitation, said subcontractor's specific agreement to be bound by the provisions of Section 12.1 hereof to the same extent as LICENSEE. For such purposes, LICENSEE may develop a standard form of secrecy agreement for LICENSOR's approval, after which LICENSEE may use such secrecy agreement with all subcontractors without LICENSOR's prior approval of the secrecy agreement being necessary.
LICENSEE shall have all subcontractors sign said secrecy agreement prior to the disclosure of Technical Information to said subcontractor, and LICENSEE shall send
LICENSOR a copy of every such secrecy agreement within thirty (30) days after the execution thereof.

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

     13.1.2 No Conflicts. Nothing herein conflicts with its rights and obligations pursuant to any agreement by a party and any other entity; and

     13.1.3 Publicity. The parties shall have the right to use non-confidential information, including but not limited to information concerning this Agreement, for marketing, sales, technical assistance, investor relations, disclosure and public relations purposes, and that information permitted to be disclosed by a party under this Section 13.1.3 may appear on such party's (or its subsidiaries' or sublicensees') Internet web site, along with links to the Internet web sites of the other party and its subsidiaries and sublicensees.

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

     13.3 No Warranty. LICENSOR and LICENSEE make no guaranty or warranty to one another under this Agreement (a) that LICENSEE will be able to develop, manufacture, sell or otherwise commercialize Licensed
Products, or (b) as to the validity of any patent.

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

LICENSOR:      Robert L. Saxe, President
               Research Frontiers Incorporated
               240 Crossways Park Drive
               Woodbury, New York 11797-2033 USA
               Facsimile:     (516) 364-3798
               Telephone:     (516) 364-1902

LICENSEE:      Sabine Lang
               Managing Director
               GLOBAL MIRROR GmbH & Co. KG
               101 Tillessen Boulevard
               Ridgeway, South Carolina 29130 USA
               Facsimile:     (803) 337-5205
               Telephone:     (803) 337-5264

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

                           RESEARCH FRONTIERS INCORPORATED


                           By:/s/ Robert L. Saxe
                                 Robert L. Saxe, President
                                 Date: December 13, 1999

                           GLOBAL MIRROR GmbH & Co. KG


                           By:/s/ Sabine Lang
                                Sabine Lang, Managing Director
                                 Date: December 3, 1999


                                     Schedule A
                              (As of December 3, 1999)

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

  5,516,463                Joseph A. Check III et al
                 "Method of Making Light Polarizing
  Particles"                              (JDR-106)      05/14/96  07/08/14

  5,650,872                Robert L. Saxe et al
                 "Light Valve Containing Ultrafine Particles"
                   (JDR-108) [CIP of S.N. 351,665]       07/22/97  07/22/14

  5,728,251                Joseph A.  Check, III
                 "Light Modulating Film of Improved
                   UV Stability For a Light Valve"
                   (JDR-111)                             03/17/98  09/27/15



                                PENDING APPLICATIONS

  Serial Number                                               Filing  Date

[Confidential Information Omitted and filed separately with the Securities and Exchange Commission]

  [EXHIBIT 10.16- Certain portions of this document have been omitted in the publicly filed version of this document pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission.]


                      WINDOW LICENSE AGREEMENT
                              BETWEEN
                  RESEARCH FRONTIERS INCORPORATED
                                AND
                    THERMOVIEW INDUSTRIES, INC.

       This License Agreement ("Agreement") effective as of March
  21, 2000 by and between RESEARCH FRONTIERS
  INCORPORATED, a Delaware corporation ("LICENSOR") and THERMOVIEW INDUSTRIES, INC., a Delaware corporation
  ("LICENSEE").

                               RECITALS

       WHEREAS, LICENSOR has been engaged in research and development in the application of physicochemical concepts to Light Valves and Licensed Products (both as hereinafter defined) and of methods and apparatus relating to products incorporating such concepts; and is possessed of and can convey information and know-how for such products and rights to manufacture, use and sell such products; and

       WHEREAS, LICENSEE is interested in manufacturing and selling Licensed Products; and

       WHEREAS, LICENSEE desires to acquire from LICENSOR, and LICENSOR desires to grant to LICENSEE, certain rights and licenses with respect to such technology of LICENSOR;

       NOW, THEREFORE, in consideration of the premises and the mutual covenants herein and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties agree as follows.

  1    DEFINITIONS.

          The following terms when used herein shall have the respective meanings set forth in this Article 1.

  The "Effective Date" of this Agreement shall be the date which is the last date of formal execution of this Agreement by duly authorized representatives of the parties to this Agreement as indicated on the signature page of this Agreement.

  "Licensed Product" means a Light Valve Architectural Window
  Product incorporating a Light Valve.  The term "Licensed
  Product" shall not include Light Valves used or intended for use in any product other than as specifically defined herein, such as other window products not specifically defined herein, windows for transportation vehicles, including, but not limited to passenger cars, recreational vehicles, trucks, mobile cranes, trains, aircraft, boats, vans, sport utility vehicles, space craft and space-stations, and non-window products such as but not limited to displays, eyewear, sunvisors, toys, mirrors or filters for scientific instruments, lamps or contrast enhancement of displays. The term "display" means any device for displaying letters, numbers, images or other indicia or patterns. Nothing contained herein shall permit LICENSEE to sell, lease, or otherwise dispose of a Light Valve which is not combined or intended to be combined as described above into a Light Valve Architectural Window Product.

  "Licensed Territory " means all countries of the world except
  North and South Korea.


  "Light Valve" means a variable light transmission device comprising: a cell including cell walls, containing or adapted to contain an activatable material, described hereinafter, such that a change in the optical characteristics of the activatable material affects the characteristics of light absorbed by, transmitted through and/or reflected from the cell; means incorporated in or on the cell, or separate therefrom for applying an electric or magnetic field to the activatable material within the cell; and coatings, (including, but not limited to, electrodes), spacers, seals, electrical and/or electronic components, and other elements incorporated in or on the cell. The activatable material, which the cell contains or is adapted to contain, includes in it solid suspended particles, which when subjected to a suitable electric or magnetic field, orient to produce a change in the optical characteristics of the device, and may be in the form a liquid suspension, gel, film or other material.

  "Light Valve Architectural Window Product" means a Light Valve used or intended for use solely as a window integrally incorporated in, or attached as a fixture to the external structure or internal structure of any building, whether permanent or temporary, and whether above or below ground.

  The "Net Selling Price" of Licensed Products on which royalties are payable shall be the greater of the following: (A) the genuine selling price of LICENSEE and its sublicensees hereunder
  (including amounts charged for any wiring, installation, and related services provided by LICENSEE and its sublicensees hereunder) f.o.b. factory at which nonaffiliated customers are billed in the usual course of business for Licensed Products, as packed for shipment to the customer, minus the genuine selling price (which, for purposes of this calculation shall be deemed to be not more than $100 per window) of a window similar to the Licensed Product but not incorporating a Light Valve; (B) the genuine selling price of LICENSEE and its sublicensees hereunder (including amounts charged for any wiring, installation, and related services provided by LICENSEE and its sublicensees hereunder) f.o.b. factory at which nonaffiliated customers are billed in the usual course of business for Licensed Products, as packed for shipment to the customer, multiplied by a fraction, the numerator of which is the cost of all components included in the window associated with the incorporation of a Light Valve, and the denominator of which is the total manufacturing cost for such product; and (C) $100 per window. The aforementioned $100 figure specified in clauses (A) and (C) above shall be adjusted upward as of each January 1st hereafter beginning on January 1, 2001 by any increase in the Producer Price Index for Finished
  Goods (the "Index") for the 12 month period ending in December of the prior year, prepared by the Bureau of Labor Statistics of the United States Department of Labor (or if the Index is not then being published, the most nearly comparable successor index). In calculating a genuine selling price of a product for the above calculation, such price may be reduced only by the applicable proportions of the following if, and to the extent that, amounts in respect thereof are reflected in such selling price: (i) normal trade discounts actually allowed; (ii) sales, use or excise and added value taxes and custom duties paid; (iii) if the genuine selling price is other than f.o.b. factory, amounts paid for f.o.b. transportation of the product to the customer's premises or place of installation or delivery; (iv) insurance costs and the costs of packing material, boxes, cartons and crates required for shipping; provided, however, that for purposes of this calculation, the genuine selling price of a product may not be less than 90% of the gross selling price of said product after all deductions therefrom. If a product is leased, sold, used or otherwise disposed of on terms not involving a bona fide arm's length sale to an unaffiliated third party, then the Net Selling Price for such transactions shall be deemed to be the Net Selling Price as defined above for identical products sold to a nonaffiliated customer nearest to the date of such lease, sale, use, or other disposition.

  "Technical Information" means all useful information relating to apparatus, methods, processes, practices, formulas, techniques, procedures, patterns, ingredients, designs and the like including
  (by way of example) drawings, written recitations of data, specifications, parts, lists, assembly procedures, operating and maintenance manuals, test and other technical reports, know-how of LICENSOR, and the like owned or controlled by LICENSOR, to the extent they exist, that relate to Light Valves, Licensed Products and/or to the suspensions or other components used or usable for Licensed Products or Light Valves including, but not limited to, particles, particle precursors, coatings, polymers, liquid suspensions and suspending liquids, or any combination thereof, and that consist of concepts invented or developed by LICENSOR. Know-how of LICENSOR's suppliers and of LICENSOR's other licensees and their sublicensees under licenses from LICENSOR shall not be considered Technical Information owned or controlled by LICENSOR.

  2    GRANT OF LICENSE.

       2.1 License. During the term of this Agreement, LICENSOR hereby grants LICENSEE a non-exclusive right and license to use
  (a) all of the Technical Information furnished by LICENSOR pursuant to this Agreement, and (b) any invention claimed in (i) any of the unexpired patents now or hereafter listed on Schedule
  A attached hereto or (ii) unexpired patents which issue from pending patent applications now or hereafter listed in Schedule A, and any continuations, continuations-in-part, divisions, reissues, reexaminations, or extensions thereof to make, and to lease, sell, or otherwise dispose of Licensed Products in the Licensed Territory.

       2.2 No Other Rights. LICENSEE agrees that, except for the specific licenses granted to it under Section 2.1 hereof, LICENSEE has not acquired any rights or licenses under this Agreement to use Light Valves or any components thereof made by or for LICENSEE or its sublicensees pursuant to this Agreement except for use in Licensed Products.

       2.3 Sublicenses. LICENSEE shall have the right to grant non-exclusive sublicenses to any of its wholly-owned and controlled subsidiaries, whose obligations to LICENSOR hereunder LICENSEE hereby guarantees, and which acknowledges to LICENSOR in writing that it wishes to become a sublicensee hereunder prior to doing so and agrees to be bound by the terms and conditions of this Agreement. All sublicenses shall (i) be non-exclusive, (ii) shall terminate with the termination of the rights and licenses granted to LICENSEE under Section 2.1 hereof, and be otherwise limited in accordance with the limitations and restrictions which are imposed on the rights and licenses granted to LICENSEE hereunder, (iii) contain confidentiality provisions no less protective than those contained in Section 12.1 hereof, and (iv) shall contain such other terms, conditions, and licenses as are necessary to enable LICENSEE to fulfill its obligations hereunder. LICENSEE shall send LICENSOR a copy of every sublicense agreement or other agreement entered into by LICENSEE in connection with a sublicense hereunder within thirty (30) days of the execution thereof. LICENSOR may terminate any such sublicense if there is any change in the ownership or control of a sublicensee.

  3    ROYALTY PAYMENTS, REPORTS AND RECORD-KEEPING.

       3.1 Royalties and Reports on Net Sales. During the term of this Agreement, LICENSEE agrees to pay LICENSOR an earned royalty which shall be five percent (5%) of the Net Selling Price of Licensed Products which embody, or the manufacture of which utilizes, any of the rights granted under Section 2.1 hereof, and which are manufactured by or for LICENSEE and sold, leased, used or otherwise disposed of by or for LICENSEE or a permitted sublicensee. Payments under this Section 3.1 shall be made on a quarterly basis and made within 45 days after the end of the calendar quarter in which such Licensed Products were sold, leased, used or otherwise disposed of by or for LICENSEE or a permitted sublicensee hereunder. Each royalty payment shall be in U.S. dollars and shall be accompanied by a statement by LICENSEE showing in reasonable detail the amount of Licensed
  Products sold, used, leased or otherwise disposed of by or for LICENSEE and its sublicensees during the preceding quarter, any deductions taken or credits applied, and the currency exchange rate used to report sales made in currencies other than U.S.
  dollars. LICENSEE shall use the exchange rates for buying U.S. dollars in effect on the last day of each quarter, as specified in The New York Times. The first such statement shall cover the period from the Effective Date of this Agreement to the end of the first calendar quarter in which a Licensed Product is sold, used, leased or otherwise disposed of by or for LICENSEE or its sublicensees. LICENSEE shall also furnish to LICENSOR at the same time it becomes available to any third party, a copy of each brochure, price list, advertisement or other marketing and promotional materials prepared, published or distributed by LICENSEE or its sublicensees relating to Licensed Products.

       3.2 Minimum Royalties - Except as otherwise specifically provided for in Section 3.3, during the term of this Agreement
  LICENSEE agrees to pay LICENSOR the non-refundable minimum royalties (in U.S. Dollars) specified below for each of the stated periods:

       Period                              Minimum Royalty

    [Confidential Information Omitted and filed separately with the Securities and Exchange Commission]

       3.3 Alternative Minimum Royalties if Training Option has been Exercised - If LICENSEE has exercised the Training Option set forth in Section 8.1, during the term of this Agreement LICENSEE agrees to pay LICENSOR the non-refundable minimum royalties (in U.S. Dollars) specified below for each of the stated periods:

   Period                                       Minimum Royalty

  [Confidential Information Omitted and filed separately with the Securities and Exchange Commission]

       3.4 Time and Method of Payment. The initial payment under
  Section 3.2 or Section 3.3, as applicable, shall be paid to LICENSOR within 10 days of the Effective Date of this Agreement and may be made, at LICENSEE's option either in cash or by delivering to LICENSOR [Confidential Information Omitted and filed separately with the Securities and Exchange Commission] shares of common stock of LICENSEE issued in the name of Research Frontiers Incorporated, and each subsequent payment under either Section 3.2 or Section 3.3, as applicable, to LICENSOR shall be made on or before January 31 of each license year commencing January 1, 2001. With respect to minimum annual royalty payments dues under Section 3.2 or 3.3 for the calendar years beginning January 1, 2001, 2002, and, 2003, payment may be made at LICENSEE's option either in cash or, if LICENSEE is a public company and current in all of its reporting requirements under the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder, by delivering to LICENSOR of the number of shares of common stock of LICENSEE issued in the name of Research Frontiers Incorporated and rounded up to the nearest 100 shares equal to:
  (A) the dollar amount of the payment to be made in stock, divided by (B) the lesser of (X) 80% of the average closing price per share of common stock of LICENSEE on the principal exchange on which such shares of common stock are principally traded for the five trading days immediately prior to the date LICENSEE instructs its stock transfer agent to issue such shares, and (Y) $4.00 per share. All shares delivered to LICENSOR in payment hereunder shall be considered fully paid and non-assessable. All other payments shall be due on the date specified in this Agreement, or if no date is specified, within 30 days of invoice. All payments made to LICENSOR (except the initial minimum royalty payment if made by delivery of LICENSEE's common stock as aforesaid) shall be paid by wire transfer of immediately available funds to the account of Research Frontiers Incorporated at Chase Manhattan Bank, 1064 Old Country Road, Plainview,
  New York 11803, Account No.: 904-709361, ABA Wire Code
  No.: 021 000 021, or to such other account or place, as LICENSOR may specify in a notice to LICENSEE.

       3.5 Sales, Use and Returns. Licensed Products shall be considered as sold, leased or used and royalties shall accrue on the earlier of when such Licensed Products are billed out, or when delivered, shipped or mailed to the customer. If as a result of a price reduction or a return of Licensed Products previously sold, a credit or refund to a customer is given on part or all of the sale price of such Licensed Products, a credit shall be allowed against royalties accruing thereafter under this Agreement equal to the royalty paid on that part of the sales price so credited or refunded.

       3.6  Recordkeeping.    LICENSEE shall keep and shall cause
  each sublicensee to keep for six (6) years after the date of submission of each statement supported thereby, true and accurate records, files and books of accounts that relate to Licensed Products, all data reasonably required for the full computation and verification of the Net Selling Price of Licensed Products, deductions therefrom and royalties to be paid, as well as the other information to be given in the statements herein provided for, and shall permit LICENSOR or its duly authorized representatives, upon reasonable notice, adequately to inspect the same at any time during usual business hours. LICENSOR and LICENSEE agree that an independent certified public accounting firm (selected by LICENSOR from the largest ten certified public accounting firms in the United States of America) may audit such records, files and books of accounts to determine the accuracy of the statements given by LICENSEE pursuant to Section 3.1 hereof. Such an audit shall be made upon reasonable advance notice to LICENSEE and during usual business hours no more frequently than annually.
  The cost of the audit shall be borne by LICENSOR, unless the audit shall disclose a breach by LICENSEE of any term of this Agreement, or an underpayment error in excess of two percent of the total monies paid to LICENSOR by LICENSEE during the audited period, in which case LICENSEE shall bear the full cost of such audit. LICENSEE agrees to pay LICENSOR all additional monies that are disclosed by the audit to be due and owing to LICENSOR within thirty days of the receipt of the report.

  4    OBLIGATIONS OF LICENSEE.

       4.1 Compliance. LICENSEE agrees that, without limitation, any manufacture, sale, lease, use or other disposition of Licensed Products that is not in strict accordance with the provisions of this Agreement shall be deemed a material breach of this Agreement.

       4.2 End Users. LICENSEE agrees to require all direct recipients of Licensed Products to whom Licensed Products is sold, leased, or otherwise disposed of by LICENSEE or its sublicensees, to look only to LICENSEE and not to LICENSOR or its affiliates for any claims, warranties, or liability relating to such Licensed Products. LICENSEE agrees to take all steps to reasonably assure itself that Licensed Products sold, leased or otherwise disposed of by or for LICENSEE is being used for permitted purposes only.

       4.3 Laws and Regulations. LICENSEE agrees that it shall be solely responsible for complying with all laws and regulations affecting the manufacture, use and sale or other disposition of Licensed Products by LICENSEE and its sublicensees, and for obtaining all approvals necessary from governmental agencies and other entities. LICENSEE agrees to maintain a file of all such approvals and to send LICENSOR a copy of all such approvals (including English translations thereof in the case of approvals required by any foreign country) within 10 business days of any written request for such copies by LICENSOR. LICENSEE represents and warrants to LICENSOR that no approval from any governmental agency or ministry, or from any third party, is required to effectuate the terms of this Agreement or the transactions contemplated hereby.

       4.4  Purchase of Components from Others.   By virtue of the
  disclosure of Technical Information and training provided from time to time by LICENSOR to LICENSEE and to its other licensees, and each of their sublicensees and affiliates, any component of a Light Valve, including, without limitation, materials, suspensions, films, polymers, coatings, particle precursors, and particles (each, a "Component"), which LICENSEE or its sublicensees makes, has made for it, or purchases from any third party for use in Licensed Products shall be deemed to have been manufactured at least in part using the Technical Information provided by LICENSOR. LICENSEE and its sublicensees each hereby agrees that (i) all Components shall be used only in strict accordance with the provisions of this Agreement, and that such Components may not be used for any other purpose or resold by LICENSEE or its sublicensees except as specifically permitted by the license granted in Section 2.1 hereof, and (ii) LICENSEE and its sublicensees will only look to the manufacturer or supplier of such Component or other item used by LICENSEE or its sublicensees and not to LICENSOR or its affiliates for any claims, warranties, or liability relating to such Component or other item. LICENSEE acknowledges that LICENSOR has not made any representations or warranties regarding the availability of any Component, or the price thereof, and that in all respects LICENSEE shall deal directly with the suppliers of such Components and will obtain from them information regarding availability, pricing, and/or other terms relating to such Components.

       4.5 No Warranties by LICENSOR. LICENSOR does not represent or warrant the performance of any Licensed Product or of any material, Component, or information provided hereunder, and LICENSEE expressly acknowledges and agrees that any such material, Component or information provided by LICENSOR hereunder is provided "AS IS" and that LICENSOR makes no warranty with respect thereto and DISCLAIMS ALL
  WARRANTIES, EXPRESS OR IMPLIED,  INCLUDING BUT
  NOT LIMITED TO THE IMPLIED WARRANTIES OF
  MERCHANTABILITY AND FITNESS FOR A PARTICULAR
  PURPOSE, RELATED THERETO, ITS USE OR ANY
  INABILITY TO USE IT, OR THE RESULTS OF ITS USE. Except for any breach of the terms of this Agreement, in no event shall any party to this Agreement be liable for any damages, whether in contract or tort (including negligence), including but not limited to direct, consequential, special, exemplary, incidental and indirect damages, arising out of or in connection with this Agreement or the use, the results of use, or the inability to use any Licensed Product, material, Component or information provided hereunder.

       4.6 Analysis. LICENSEE represents and agrees that it will only incorporate Components received from authorized suppliers into Licensed Products and for no other purpose, and that LICENSEE will not directly or indirectly attempt to reverse-engineer any material provided to it hereunder by LICENSEE or any supplier of any Component.

       4.7 Personnel. LICENSEE agrees to assign personnel from its technical staff who shall be responsible for the development of Licensed Products during the term of this Agreement.

  5    TRADEMARKS.

       5.1 Trademarks. All trademarks or service marks that either party may adopt and use for Licensed Products or other products incorporating Light Valves are and shall remain the exclusive property of the adopting party, and the other party shall not obtain any rights and license to such marks under this Agreement, but may inform others that the adopting party has produced Licensed Products or products incorporating Light Valves under such mark or marks. LICENSOR may require LICENSEE or its permitted sublicensees to indicate on packaging that such product is licensed from Research Frontiers Incorporated or to otherwise include language and/or designations approved by LICENSOR indicating an affiliation with Research Frontiers Incorporated.

  6    INSURANCE AND INDEMNIFICATION.

       6.1 Insurance. LICENSEE shall maintain at all times ample product liability and other liability insurance covering its operations relating to the subject matter of this Agreement.

       6.2 Indemnification. LICENSEE, and its affiliates, successors and assigns and sublicensees (each, an "Indemnifying Party"), each hereby indemnify and agree to hold harmless
  LICENSOR and its shareholders, officers, directors, agents and employees (each, an "Indemnified Party"), against any liability, damage, loss, fine, penalty, claim, cost or expense (including reasonable costs of investigation and settlement and attorneys', accountants' and other experts' fees and expenses) arising out of any action or inaction by any Indemnifying Party relating to this Agreement including an Indemnifying Party's manufacture, sale, use, lease or other disposition of Licensed Products, and related materials, or other use of the information and rights granted hereunder. Any knowledge of LICENSEE's or its sublicensee's activities by LICENSOR or its representatives shall in no way impose any liability on LICENSOR or reduce the responsibilities of LICENSEE hereunder or relieve it from any of its obligations and warranties under this Agreement.

  7    FUTURE PATENTS.

       7.1 Future Patents. Each party, at its cost, shall have the right to file patent applications in the United States and in foreign countries covering any invention made by such party.

       7.2 Improvements and Modifications. (a) Any future improvements or modifications invented or developed by or on behalf of LICENSEE, LICENSEE's sublicensees and LICENSOR after the Effective Date of this Agreement, if any, which relate in any way to or are useful in the design, operation, manufacture and assembly of Licensed Products, and/or to the suspensions or other components used or usable in Licensed Products shall not be included in this Agreement. Upon written request by the non-inventing party, LICENSOR and LICENSEE shall negotiate with each other regarding the grant of nonexclusive rights and licenses to use such improvements and modifications, but neither party shall be obligated to grant such rights and licenses to one another.

       (b) During the term of this Agreement each of the parties hereto agrees to inform the other in writing (without any obligation to reveal details which would be confidential information), at least as frequently as once a year in January of each calendar year, if any significant improvements or modifications have been made relating to the subject matter of this Agreement, and as to the general nature of any such improvements and modifications.

       (c) Notwithstanding the foregoing, LICENSOR may, but shall not be required to, voluntarily and without additional cost to LICENSEE disclose certain information relating to future improvements and modifications and license to LICENSEE rights in such certain future improvements and modifications, and any information so disclosed will be considered Technical Information which LICENSEE shall be obligated to keep confidential pursuant to Section 12.1 of this Agreement. In connection therewith, LICENSOR, may voluntarily add patents and/or patent applications to Schedule A hereof. No disclosure of any information by LICENSOR shall in any way establish a course of dealing or otherwise require LICENSOR to make any future disclosure of information under this Agreement.

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

  8    TECHNOLOGY TRANSFER.

       8.1. LICENSEE's Training Option. LICENSEE shall have the option of receiving training from LICENSOR (the "Training Option"), provided that LICENSEE exercises such Training
  Option by sending LICENSOR a notice stating that LICENSEE is exercising its Training Option which notice is received by LICENSOR on or before December 31, 2000 (time being of the essence and the Training Option expiring null and void if not exercised and notice received by LICENSOR on or before December 31, 2000) . Only if such Training Option is exercised in a timely manner shall the provisions of Sections 3.3, 8.2, 8.3, and 8.4 be in effect.

       8.2.  Documentation Provided if Training Option is
  Exercised. Within thirty business days after the Training Option is exercised by LICENSEE, LICENSOR shall furnish LICENSEE with all Technical Information owned or controlled by LICENSOR, which is reasonably necessary or desirable in order for LICENSEE to manufacture Licensed Products. Such
  Technical Information, which relates to experimental products, shall include, without limitation thereto (1) a document entitled Handbook of Technical Information Relating to Variable Density Optical Devices Incorporating an Activatable Material which contains confidential and proprietary information of LICENSOR and (2) photocopies of all U.S. Patents and patent applications relating to Licensed Products owned or controlled by LICENSOR as of the date that the Training Option is exercised. LICENSOR shall not be obligated hereunder to furnish copies of LICENSOR's foreign patents and patent applications, but will furnish a list thereof in Schedule A hereto. Patents and patent applications purchased by LICENSOR from any third party shall not be considered owned or controlled by LICENSOR until and unless LICENSOR has been notified in writing that it has received written assignments relating to such patents and patent applications.

       8.3 Training. LICENSEE's technically skilled personnel designated by LICENSEE (with travel and living expenses paid by LICENSEE) shall make one or more visits for training and to inspect LICENSOR's research and development facilities relating to Licensed Products. The visits of employees of LICENSEE to LICENSOR's facility shall be carried out within the six-month period commencing with LICENSEE's exercise of its Training
  Option under Section 8.1 of this Agreement, and shall not exceed 200 man-hours during such period. To assist LICENSEE's employees while they are at LICENSOR's facility, LICENSOR's technical staff shall provide up to 200 man-hours assistance during such period at no cost to LICENSEE. Additionally, there shall be no cost to LICENSEE for materials used for training during the initial training at LICENSOR's facility.

       8.4 Materials and Additional Training.  Upon request by
  LICENSEE after LICENSEE's exercise of its Training Option under Section 8.1 of this Agreement, during the term of this Agreement and when mutually convenient to LICENSOR and LICENSEE, LICENSOR shall supply LICENSEE with additional training and with small quantities of materials related to Licensed Products for experimental use only by LICENSEE, and shall charge LICENSEE $750 per man/day plus the cost of any other materials used in providing such training or making such materials, plus the cost of shipping such materials to LICENSEE. Each invoice submitted by LICENSOR for such service shall include detailed explanations of the charges, and, if requested by LICENSEE, copies of receipts.

       8.5 Inquiries. LICENSEE and LICENSOR may also at any time during the term of this Agreement make reasonable inquiry by telephone, facsimile or mail to one another in regard to any information or data furnished pursuant to this Agreement.

       8.6 Visits. During all visits by either party to the facilities of the other party, visitors shall comply with all reasonable rules of the host company, and each party to this Agreement will indemnify and hold the other party harmless from any liability, claim or loss whatsoever (i) for any injury to, or, death of, any of its employees or agents while such persons are present at the facility of the other party; and (ii) for any damages to its own property or to the property of any such employee or agent which may occur during the presence of any such person at the facility of the other party, regardless of how such damage occurs, if the rules of the host are followed.

       8.7 Sole Purpose. Any documentation or information supplied pursuant to this Agreement by either party to the other shall be used solely for the purposes set forth in this Agreement.

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

       10.2 Termination by LICENSEE. LICENSEE may terminate this Agreement effective as of December 31, 2003 or as of any anniversary thereof by giving LICENSOR prior notice thereof unless sooner terminated as hereinafter provided. Such notice shall be made in writing and shall be given between 60 and 90 days prior to the effective date for which such termination is to be effective. If LICENSEE decides to terminate this Agreement for any reason, LICENSEE shall provide LICENSOR, along with the aforementioned notice of termination, with a written report describing the reasons for such termination. Notwithstanding anything contained herein to the contrary, LICENSEE may terminate this Agreement effective as of December 31, 2001 if by December 31, 2001 Light Valve film samples are not made available to third party recipients by any of LICENSOR's licensees or their permitted sublicensees.

       10.3  Termination by LICENSOR. LICENSOR may
  terminate this Agreement at any time effective as of December 31, 2003 or as of any anniversary thereof upon at least 30 days' notice to LICENSEE for any reason, and LICENSOR may terminate this Agreement at any time upon at least 30 days' notice to LICENSEE if LICENSEE shall have failed to make any payment when due or at any time breach any material term of this Agreement and such payment is not made or such breach is not cured within any applicable cure period specified in Article 11 of this Agreement, or repeatedly provide inaccurate reports hereunder, or if there has been a cessation by LICENSEE of general operations or of work related to Licensed Products.

       10.4 Effect of Termination. If this Agreement expires or is terminated for any reason whatsoever, in addition to any other remedies which one party may have against the other: (1) all of LICENSEE's rights and licenses under this Agreement shall cease, and LICENSEE shall immediately return to LICENSOR all Technical Information furnished to LICENSEE under this Agreement, together with all reproductions, copies and summaries thereof; provided, however, that LICENSEE may retain solely for archival purposes one copy of all such documents in its legal department files, (2) at LICENSOR's option, LICENSEE shall, within 30 days of the date of such termination, either (A) sell and deliver to LICENSOR at LICENSEE's direct cost of manufacture any Licensed Products which shall then be in the possession of LICENSEE, and, if requested by LICENSOR, LICENSEE shall finish and deliver to LICENSOR any Licensed Products in the process of manufacture as soon as possible and, in any case, not later than 30 days after receiving LICENSOR's request, and/or (B) with respect to any unsold inventory and work in the process of manufacture, to complete such work in process and sell any remaining inventory during the period not to exceed six months from the date of termination or expiration of this Agreement provided that at the completion of such six-month period, LICENSEE shall promptly destroy and dispose of any Licensed
  Products (and Licensed Products in the process of manufacture) not sold under this Section 10.4 and (3) if this Agreement is terminated for any reason on or before December 31, 2003, LICENSEE hereby grants to LICENSOR a nonexclusive, royalty-free, irrevocable, worldwide license with the right to grant sublicenses to others to utilize all technical information, improvements and/or modifications (whether or not the subject of patents or pending patent applications) developed or invented by or on behalf of LICENSEE and/or its sublicensees, subcontractors, or agents hereunder through the date of such termination of this Agreement relating to Light Valves, or Licensed Products, and upon such termination, LICENSEE shall provide LICENSOR in reasonable detail complete information regarding such technical information, improvements and/or modifications. The foregoing license shall be self-effectuating, but LICENSEE agrees upon written notice by LICENSOR at any time hereafter to deliver to LICENSOR within 30 days of such notice any document or other instrument reasonably requested by LICENSOR to convey such license rights to LICENSOR such as, by way of example, confirmations or instruments of conveyance or assignment. No termination of this Agreement by expiration or otherwise shall release LICENSEE or LICENSOR from any of its continuing obligations hereunder, if any, or limit, in any way any other remedy one party may have against the other party.
  Notwithstanding the foregoing, LICENSEE's obligations to LICENSOR under Sections 3.1, 3.6, 4.2, 4.3, 4.4, 4.5, 4.6, 6.1,
  6.2, 7.2, 8.6, 8.7, 10.4, 12.1, and Articles 13 and 14 shall survive any termination or expiration of this Agreement.

  11   EVENTS OF DEFAULT AND REMEDIES.

       11.1 Events of Default. Each of the following events shall constitute an "Event of Default" under this Agreement:

       11.1.1 (a) A party's failure to make any payment due in a timely manner or a party's material breach or material failure to punctually perform any of its duties and obligations under this Agreement, which material breach or failure, if curable, remains uncured for thirty (30) days after written notice of such breach or failure is received by the breaching party; or (b) a material misrepresentation is made by a party in any representation or warranty contained in this Agreement and the misrepresented facts or circumstances, if curable, remain uncured thirty (30) days after written notice of such misrepresentation is received by the breaching party; and, in either case, if such breach or misrepresentation is not curable, termination shall occur thirty (30) days after such misrepresentation or breach at the option of the non-breaching party; or

       11.1.2 The failure by a party upon request to provide the other party with adequate assurances of its performance of all obligations under this Agreement upon: (a) such first party's filing of a voluntary petition in bankruptcy; (b) the filing of any involuntary petition to have such first party declared bankrupt which has not been dismissed within ninety (90) days of its filing;
  (c) the appointment of a receiver or trustee for such first party which has not been rescinded within ninety (90) days of the date of such appointment; or (d) such first party otherwise becoming insolvent or otherwise making an assignment for the benefit of creditors.

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

  12   CONFIDENTIALITY.

       12.1 Confidential Information. (a) LICENSEE agrees for itself, its sublicensees, and their employees and agents that for twenty (20) years from the later of the Effective Date of this Agreement or the latest date of its receipt of information disclosed to LICENSEE by LICENSOR pursuant to this Agreement, such information shall be held in confidence; provided, however, there shall be no obligation to treat as confidential information which is or becomes available to the public other than through a breach of this obligation, or which was already possessed by LICENSEE in writing (or otherwise provable to be in the possession of LICENSEE) prior to the Effective Date of this Agreement (and was not received from LICENSOR) or which is shown by LICENSEE to have been received by it from a third party who had the legal right to so disclose it without restrictions and without breach of any agreement with LICENSOR or its licensees.
  LICENSOR shall affix an appropriate legend on all written documentation given to LICENSEE which contains confidential information. LICENSEE acknowledges that the list of patent applications contained on Schedule A is confidential information of LICENSOR. Other than for the oral information conveyed during the training conducted pursuant to Sections 8.3 and 8.4 hereof all of which shall be deemed to be confidential information, if confidential information is otherwise conveyed orally by LICENSOR after training has been completed, LICENSOR shall specify to LICENSEE at the time such information is being conveyed (or in a subsequent letter referring to the conversation) that the information conveyed is confidential. It is understood and agreed that, unless otherwise provided in a separate agreement between LICENSEE and LICENSOR, LICENSEE has no obligation hereunder to provide LICENSOR with any confidential or proprietary information, and that LICENSOR shall have no obligation hereunder to LICENSEE to maintain in confidence or refrain from commercial or other use of any information which LICENSOR is or becomes aware of under this Agreement. The terms and provisions of this Agreement or any other agreement between the parties shall not be considered confidential, and the parties hereto acknowledge that, pursuant to the Securities
  Exchange Act of 1934, as amended, and the regulations promulgated thereunder, LICENSOR may file copies of this Agreement with the Securities and Exchange Commission and with NASDAQ and with any other stock exchange on which LICENSOR's securities may be listed. LICENSEE agrees that for the period of time during which LICENSEE is obligated to keep information confidential hereunder, LICENSEE will not make, use, sell, lease or otherwise dispose of products using or directly or indirectly derived from Licensed Products, Light Valves, or Components, or which otherwise comprise suspended particles, which when subjected to a suitable electric or magnetic field, orient to produce a change in the optical characteristics of the suspension ("SPD Technology") unless an agreement between LICENSOR and LICENSEE permitting it to do so is in full force and effect and the royalties, if any, provided in such agreement are being paid to LICENSOR on such products. The foregoing restriction shall not apply to products (i) which do not directly or indirectly incorporate SPD Technology, such as, but not limited to, liquid crystal devices, or electrochromic devices, or (ii) which incorporate technology involving suspended particles, which when subjected to a suitable electric or magnetic field, orient to produce a change in the optical characteristics of the suspension but which is independently developed and which is not in any way directly or indirectly derived from any Technical Information of LICENSOR or its licensees, sublicensees, or any of their affiliates. LICENSEE shall have the burden of proving by clear and convincing evidence that the availability of any exception of confidentiality exists or that the foregoing restrictions do not apply to a particular product. Nothing contained in this section, however, shall be construed as granting LICENSEE any rights or licenses with respect to any Technical Information or patents of LICENSOR or its other licensees or their sublicensees.

       (b) After LICENSEE's exercise of its Training Option under
  Section 8.1 of this Agreement, LICENSEE will have the right to disclose to a subcontractor information of LICENSOR received pursuant to Article 8 hereof; provided, however, that LICENSEE shall only disclose such information as is strictly necessary to enable said subcontractor to perform its manufacturing task, and provided that prior to disclosing any information to said subcontractor, said subcontractor has signed a secrecy agreement with LICENSEE at least as protective of LICENSOR's Technical Information as the provisions of this Agreement, including, without limitation, said subcontractor's specific agreement to be bound by the provisions of Section 12.1 hereof to the same extent as LICENSEE. For such purposes, LICENSEE may develop a standard form of secrecy agreement for LICENSOR's approval, after which LICENSEE may use such secrecy agreement with all subcontractors without LICENSOR's prior approval of the secrecy agreement being necessary. LICENSEE shall have all subcontractors sign said secrecy agreement prior to the disclosure of Technical Information to said subcontractor, and LICENSEE shall send LICENSOR a copy of every such secrecy agreement within thirty (30) days after the execution thereof.

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

       13.1.2 No Conflicts. Nothing herein conflicts with its rights and obligations pursuant to any agreement by a party and any other entity; and

       13.1.3 Publicity. The parties shall have the right to use non-confidential information, including but not limited to information concerning this Agreement, for marketing, sales, technical assistance, investor relations, disclosure and public relations purposes, and that information permitted to be disclosed by a party under this Section 13.1.3 may appear on such party's (or its subsidiaries' or sublicensees') Internet web site, along with links to the Internet web sites of the other party and its subsidiaries and sublicensees.

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

       13.3 No Warranty. LICENSOR and LICENSEE make no guaranty or warranty to one another under this Agreement (a) that LICENSEE will be able to develop, manufacture, sell or otherwise commercialize Licensed Products, or (b) as to the validity of any patent.

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

  LICENSEE:      Stephen A. Hoffmann
                 Chairman and Chief Executive Officer
                 Thermoview Industries, Inc.
                 1101 Herr Lane
                 Louisville, KY 40222
                 Facsimile:     (502) 412-0301
                 Telephone:     (502) 412-5600

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

                           RESEARCH FRONTIERS INCORPORATED


                           By:  /s/ Robert L. Saxe
                           Robert L. Saxe, President
                           Date:  March 21, 2000

                           THERMOVIEW INDUSTRIES, INC.


                           By: /s/ Stephen A. Hoffmann
                            Stephen A. Hoffmann, Chairman and
                                Chief Executive Officer
                           Date: March 20, 2000

                                     Schedule A
                               (As of March 21, 2000)

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

  5,516,463                Joseph A. Check III et al
                 "Method of Making Light Polarizing
  Particles"                              (JDR-106)      05/14/96  07/08/14

  5,650,872                Robert L. Saxe et al
                 "Light Valve Containing Ultrafine Particles"
                   (JDR-108) [CIP of S.N. 351,665]       07/22/97  07/22/14

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