Form 10-Q
period 2000-03-31
RESEARCH FRONTIERS INC
filed 2000-05-12
CIK 793524

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

   For Quarter Ended March 31, 2000    Commission File No.  1-9399

                   RESEARCH FRONTIERS INCORPORATED
         (Exact name of registrant as specified in charter)


                    Delaware                         11-2103466
     (State of incorporation or organization)    (IRS Employer
                                              Identification No.)

     240 Crossways Park Drive, Woodbury, N.Y.           11797
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

                      Yes    X          No    __


          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
As of May 11, 2000, there were outstanding 12,086,871 shares of Common Stock, par value $0.0001 per share.



                     RESEARCH FRONTIERS INCORPORATED

                             Balance Sheets

                                                      March 31,2000
                    Assets                            (Unaudited)    Dec.31,1999

Current assets:
 Cash and cash equivalents                           $ 16,341,760     8,142,569
 Marketable investment securities-held-to-maturity      1,246,083     1,246,083
 Receivable from warrant exercise pending settlement           --       222,549
 Salary advance to officer                                 92,501        66,445
 Royalty receivable                                       172,950            --
 Prepaid expenses and other current assets                 32,147        17,491
                   Total current assets                17,885,441     9,695,137

Fixed assets, net                                         331,953       319,321
Deposits and other assets                                  22,605        22,605

                   Total assets                      $ 18,239,999    10,037,063

     Liabilities and Shareholders' Equity

Current liabilities:
 Accounts payable                                         155,177       158,702
 Deferred revenue                                         120,330        46,154
 Accrued expenses                                         503,512       324,471

                   Total liabilities                      779,019       529,327

Shareholders' equity:
 Capital stock, par value $0.0001 per share; authorized
  100,000,000 shares, issued and outstanding 12,097,671
  shares and 11,523,900 shares                              1,210         1,152
 Additional paid-in capital                            51,723,203    39,750,276
 Accumulated deficit                                  (34,110,472)  (30,090,731)
                                                       17,613,941     9,660,697

 Notes receivable from officers                          (152,961)     (152,961)

                   Total shareholders' equity          17,460,980     9,507,736

      Total liabilities and shareholders' equity     $ 18,239,999    10,037,063

See accompanying notes to financial statements.




                     RESEARCH FRONTIERS INCORPORATED

                        Statements of Operations

                               (Unaudited)






                                                    Three months ended
                                               March 31,2000       March 31,1999

Fee income                                      $  98,774                50,625
Operating expenses                                869,632               376,039
Research and development                          667,112               430,838

Non-recurring non-cash compensation expense     2,770,000                    --

                                                4,306,744               806,877

Operating loss                                 (4,207,970)             (756,252)

Net investment income                             188,229                66,427

              Net loss                       $ (4,019,741)             (689,825)

Basic and diluted net loss per common share  $       (.34)                 (.06)

Weighted average number of
common shares outstanding                      11,948,705            10,940,549


  See accompanying notes to financial statements.


                    RESEARCH FRONTIERS INCORPORATED

                       Statements of Cash Flows

                              (Unaudited)


                                                        Three months ended
                                                   March 31,2000  March 31, 1999

Cash flows from operating activities:
 Net loss                                         $  (4,019,741)       (689,825)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization                        24,696          19,884
   Expense relating to issuance of
    contingent performance options                   2,770,000              --
   Expense relating to issuance of stock
    and warrants for services performed                 15,584              --
   Changes in assets and liabilities:
    Salary advance to officer                          (26,056)             --
    Royalty receivable                                (172,950)         (50,000)
    Prepaid expenses and other current assets          (14,656)         (43,583)
    Deferred revenue                                    74,176            9,375
    Accounts payable & accrued expenses                175,516          (12,624)

      Net cash used in operating activities         (1,173,431)        (766,773)

Cash flows from investing activities:
 Purchase of fixed assets                              (37,328)          (4,353)

      Net cash used in investing activities            (37,328)          (4,353)

Cash flows from financing activities:
 Proceeds from issuances of common stock             9,409,950          264,001
 Purchase of treasury stock                                 --          (72,525)

      Net cash provided by financing activities      9,409,950          191,476

Net increase (decrease) in cash and cash equivalents 8,199,191         (579,650)

Cash and cash equivalents at beginning of year       8,142,569        5,403,283

Cash  and cash equivalents at end of period        $16,341,760        4,823,633


See accompanying notes to financial statements.

                RESEARCH FRONTIERS INCORPORATED
                 Notes to Financial Statements
                         March 31, 2000
                          (Unaudited)

Basis of Presentation

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods to which the report relates. The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year. The notes included herein should be read in conjunction with the notes to the financial statements of the Company as of December 31, 1999 and for the three years then ended, included in the Company's Annual Report on Form 10-K.

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

Shareholders' Equity

Issuance of Common Stock
For the three months ended March 31, 2000, the Company received $9,409,950 of net cash proceeds from (i) the issuance of 45,775 shares of common stock issued upon the exercise of options resulting in net proceeds of $368,481 and (ii) 526,983 shares of common stock issued upon the exercise of warrants resulting in net proceeds of $9,041,469. In addition, 1,013 shares were issued to a director in payment of $13,000 in directors fees.

For the three months ended March 31, 1999, the Company received $264,001 of net cash proceeds from the issuance of 33,889 shares of common stock from the exercise of warrants.

Treasury Stock
For the three months ended March 31, 1999, the Company purchased in the open market and subsequently retired 10,000 shares of treasury stock with an aggregate cost of $72,525.

Issuance of Warrants
During 1999, the Company issued warrants to purchase 50,000 shares at prices ranging from $9.00 to $21.00 per share in payment for investor relations services provided to the Company, which will vest 10,000 shares per quarter commencing April 1, 1999 if the agreement regarding the provision of such services remains in effect. The Company recorded $4,584 of expense in connection with the issuance of these warrants during the three months ended March 31, 2000.

Contingent Performance Options
During 1999, the Company granted 237,800 contingent performance options to employees, which vest only, if a certain performance milestone in the price of the Company's common stock is achieved during 2000. The Company is required to account for these options as a variable plan under APB Opinion
No. 25. Accordingly, from the point in time that it appears probable that such milestone will be achieved, the Company is required to recognize non-cash compensation expense each period from the date of grant through the vesting date based on the quoted market price of the stock at the end of each period. Non-cash compensation expense recognized during the quarter ended March
31, 2000 in connection with these options was $2,770,000 utilizing the stock price on March 31, 2000 of $29.50. The charges recorded as a result of the issuance of these performance options are calculated based upon changes in the Company's stock price as of the end of each quarter, and are non-cash accounting charges. Had the non-cash compensation expense recognized in connection with these options been calculated using the closing stock price of $19.0625 as of May 10, 2000, the charge would have been $1,770,000 lower.

Comprehensive Income

The Company accounts for its comprehensive income under the provisions of Statement of Financial Accounting Standards No.
130,  "Reporting Comprehensive Income." (Statement 130).
Statement 130 requires that companies disclose comprehensive income, which includes net income, foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Because the Company did not have any foreign currency translation adjustments, minimum pension liability adjustments, or unrealized gains or losses on marketable securities classified as available-for-sale, for the three months ended March 31, 2000 and 1999, comprehensive loss equaled the net loss of $4,011,741 and $689,825, respectively.

Performance Bonus Plan

In December 1999, the Company's Board of Directors approved a performance bonus plan which provides for a bonus to be paid on July 1, 2000 and January 1, 2001 equal to approximately 1% of the increase, if any, in the Company's market value during the first and second halves of 2000. Bonuses are capped at a recipient's salary in the case of employees of the Company, and are currently capped at $55,000 in the case of non-employee directors of the Company. Based on the increase in the Company's market capitalization for the three months ended March 31, 2000, the Company accrued
$377,500 in accordance with the bonus plan of which $138,750 is included in research and development expense and $238,750 is included in operating expenses. The bonus was computed based on the caps specified in the plan.

             Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Results of Operations for the Three Month Periods Ended March 31, 2000 and 1999

The Company's fee income from licensing activities for the first three months of 2000 was $98,774 as compared to $50,625 for the first three months of 1999.

Operating expenses increased by $493,593 for the first three months of 2000 to $869,632 from $376,039 for the first three months of 1999. This increase was primarily the result of increased payroll (primarily as a result of the addition of two new employees during the first quarter of 2000 and the accrual for certain performance bonuses), public relations, depreciation, and travel expenses, offset by lower insurance expenses.

Research and development expenditures increased by $236,274 to $667,112 for the first three months of 2000 from $430,838 for the first three months of 1999. This increase was primarily the result of higher research-related salaries and performance bonuses, patent and depreciation expenses, offset by lower costs for materials, and lower consulting and insurance expenses.

Operating expenses and research and development expenses listed above included amounts accrued under a performance bonus plan of $238,750 and $138,750, respectively. These performance bonuses have not been paid by the Company, and the amount, if any, of these bonuses will be determined based upon performance milestones achieved during the remainder of the Company's current fiscal year. Although whether these performance bonuses will be paid, and their exact amount, cannot be determined at this time, the Company has accrued the above amounts as an expense as of March 31, 2000. In addition to these performance bonus accruals, the Company also recorded a non-cash compensation charge of $2,770,000 which is related to the non-recurring grant of certain contingent performance options issued to employees and directors during 1999. Because of the performance milestones which must be achieved in order for these options to vest, the Company is required to account for these options as variable plan under APB Opinion No.25. The calculation of this charge was based on the closing price of the Company's common stock of $29.50 per share as of March 31, 2000. A lower or higher price per share on that date would have led to a lower or higher charge, respectively, for these two items. For example, had the non-cash compensation expense recognized in connection with these contingent performance bonuses and options been calculated using the closing stock price of $19.0625 as of May 10, 2000, the charge would have been $136,579 lower in the case of the bonus accruals, and $1,710,000 lower in the case of the performance options. Without taking into account the non-cash accounting charge associated with the contingent performance options described above, and the accrual for the performance-based compensation listed above, the Company's net loss would have been $872,241 ($0.07 per share) for the first three months of 2000 as compared to $689,825 ($0.06 per share) for the first three months of 1999.

The Company's net gain from its investing activities for the first quarter of 2000 was $188,229, as compared to a net gain from its investing activities of $66,427 for the first quarter of 1999. This difference was primarily due to higher level average investment balances in the first quarter of 2000 compared to the first quarter of 1999.

As a consequence of the factors discussed above, the Company's net loss was $4,011,741 ($0.34 per share) for the first three months of 2000 as compared to $689,825 ($0.06 per share) for the first three months of 1999. Without taking into account the non-cash accounting charge associated with the contingent performance options described above, and the accrual for the performance-based compensation listed above, the Company's net loss would have been $872,241 ($0.07 per share) for the first three months of 2000 as compared to $689,825 ($0.06 per share) for the first three months of 1999.

Financial Condition, Liquidity and Capital Resources

During the first three months of 2000, the Company's cash and cash equivalent balance increased by $8,199,191 principally as a result of the $9,409,950 of proceeds received, net of expenses, from the issuance of common stock upon the exercise of options and warrants, offset partially by cash used to fund the Company's operating activities of $1,169,906. At March 31, 2000, the Company had working capital of $17,106,422 and its shareholders' equity was $17,460,980.

In December 1999, the Company's Board of Directors approved a performance bonus plan which provides for a bonus to be paid on July 1, 2000 and January 1, 2001 equal to 1% of the increase, if any, in the Company's market value during the first and second halves of 2000. Bonuses are capped at a recipient's salary in the case of employees of the Company, and are currently capped at $55,000 in the case of non-employee directors of the Company.
As noted above, the Company has accrued  $377,500 as of March
31, 2000 towards the payment of these bonuses, and the actual amount paid by the Company will be determined based upon whether and to the extent performance milestones have been achieved as of the target dates for these milestones.

The Company expects to use its cash and the proceeds from maturities of its investments to fund its research and development of SPD light valves and for other working capital purposes. The Company's working capital and capital requirements depend upon numerous factors, including the results of research and development activities, competitive and technological developments, the timing and cost of patent filings, the development of new licensees and changes in the Company's relationships with its existing licensees. The degree of dependence of the Company's working capital requirements on each of the foregoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements; the addition of new licensees may provide additional working capital or working capital requirements, and changes in relationships with existing licensees would have a favorable or negative impact depending upon the nature of such changes.
Based upon existing levels of expenditures, assumed ten percent annual increases therein, existing cash reserves and budgeted revenues, the Company believes that it would not require additional funding for at least the next five to six years (without giving effect to any new financing raised). There can be no assurance that expenditures will not exceed the anticipated amounts or that additional financing, if required, will be available when needed or, if available, that its terms will be favorable or acceptable to the Company. Eventual success of the Company and generation of positive cash flow will be dependent upon the commercialization of products using the Company's technology by the Company's licensees and payments of continuing royalties on account thereof.

New Accounting Pronouncements

The Financial Accounting Standards Board has issued Statement
No. 133 related to "Accounting for Derivative Instruments and
Hedging Activities" (Statement 133). Statement 133 established accounting and reporting standards for derivative instruments embedded in other contracts, and for hedging activities. This statement (as amended by Statement 137) is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.
Management of the Company does not believe that the implementation of Statement 133 (as amended by Statement 137) will have a significant impact on its financial position or results of operations. The Company has no derivative instruments or hedging activities as defined by Statement 133.

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

Date: May 12, 2000