Form 10-Q
period 2000-06-30
RESEARCH FRONTIERS INC
filed 2000-08-14
CIK 793524

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

   For Quarter Ended June 30, 2000    Commission File No.  1-9399

                   RESEARCH FRONTIERS INCORPORATED
         (Exact name of registrant as specified in charter)


                    Delaware                         11-2103466
     (State of incorporation or organization)    (IRS Employer
                                              Identification No.)

     240 Crossways Park Drive, Woodbury, N.Y.           11797
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

                      Yes    X          No    __


          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
As of August 10, 2000, there were outstanding 12,199,683 shares of Common Stock, par value $0.0001 per share.



                     RESEARCH FRONTIERS INCORPORATED

                             Balance Sheets

                                                June 30,2000
                    Assets                       (Unaudited) Dec.31,1999

Current assets:
 Cash  and cash equivalents                          $   14,606,547   8,142,569
 Marketable investment securities-held-to-maturity        3,276,280   1,246,083
 Marketable investment securities-available for sale         16,406          --
 Royalty receivable                                         340,000          --
 Receivable from warrant exercise pending settlement             --     222,549
 Salary advance to officer                                       --      66,445
 Prepaid expenses and other current assets                   34,388      17,491
                   Total current assets                  18,273,621   9,695,137

Fixed assets, net                                           318,131     319,321
Deposits and other assets                                    22,605      22,605

                   Total assets                      $   18,614,357  10,037,063

                   Liabilities and Shareholders' Equity

Current liabilities:
 Accounts payable                                          114,682      158,702
 Deferred revenue                                          237,420       46,154
 Accrued expenses                                          863,219      324,471

                   Total liabilities                     1,215,321      529,327

Shareholders' equity:
 Capital stock, par value $0.0001 per share;
  authorized 100,000,000 shares, issued and
  outstanding 12,134,571 shares and 11,523,900 shares        1,213        1,152
 Additional paid-in capital                             53,006,054   39,750,276
 Other comprehensive loss                                  (33,594)          --
 Accumulated deficit                                   (35,421,676) (30,090,731)
                                                        17,551,997    9,660,697

 Notes receivable from officers                           (152,961)    (152,961)

           Total shareholders' equity                   17,399,036    9,507,736

           Total liabilities and shareholders' equity $ 18,614,357   10,037,063

See accompanying notes to financial statements.



                     RESEARCH FRONTIERS INCORPORATED

                        Statements of Operations

                               (Unaudited)


                            Six months ended             Three months ended
                        June 30,2000  June 30,1999   June 30,2000  June 30,1999

Fee income              $    198,734        91,250   $     99,960        40,625

Operating expenses         1,534,540       801,973        664,908       425,934

Purchase of patents               --       289,177             --       289,177

Research and development   1,278,378       812,638        611,266       381,800

Non-recurring non-cash
 compensation expense      3,133,748            --        363,748            --

                           5,946,666     1,903,788      1,639,922     1,096,911

Operating loss            (5,747,932)   (1,812,538)    (1,539,962)   (1,056,286)

Net investment income        416,987       126,098        228,758        59,671

Net loss                $ (5,330,945)   (1,686,440)   $(1,311,204)     (996,615)

Basic and diluted net
loss per common share   $       (.44)         (.15)   $      (.11)         (.09)

Weighted average number of
common shares outstanding 12,022,456    10,949,096     12,096,206    10,957,549

See accompanying notes to financial statements.

                    RESEARCH FRONTIERS INCORPORATED
                       Statements of Cash Flows
                              (Unaudited)

                                                          Six months ended
                                                     June 30,2000  June 30, 1999

Cash flows from operating activities:
 Net loss                                          $  (5,330,945)    (1,686,440)
 Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation and amortization                           49,965         40,341
  Expense relating to issuance of
   contingent performance options                      3,133,748             --
  Expense relating to issuance of stock and
   warrants for services performed                        22,168          4,584
  Revenue relating to marketable securities
   received as license fee                               (50,000)            --
  Cashless exercise of warrants                               --         21,820
  Changes in assets and liabilities:
   Salary advance to officer                              66,445             --
   Royalty receivable                                   (340,000)       (50,000)
   Accrued interest and dividends receivable              (1,537)          (247)
   Prepaid expenses and other current assets             (15,360)       (73,663)
   Deferred revenue                                      191,266        (31,250)
   Accounts payable and accrued expenses                 494,728        (32,220)

   Net cash used in operating activities              (1,779,522)    (1,807,075)

Cash flows from investing activities:
 Proceeds from maturity of held-to-maturity
  treasury securities                                  1,246,083      1,189,386
 Purchases of held-to-maturity treasury securities    (3,276,280)    (1,215,795)
 Purchases of fixed assets                               (48,775)       (15,727)

   Net cash used in investing activities              (2,078,972)       (42,136)

Cash flows from financing activities:
 Net proceeds from issuances of common stock          10,600,750        614,837
 Purchase of treasury stock                             (278,278)      (165,475)

Net cash provided by financing activities             10,322,472        449,362

Net increase (decrease) in cash and cash equivalents   6,463,978     (1,399,849)

Cash and cash equivalents at beginning of year         8,142,569      5,403,283

Cash and cash equivalents at end of period          $ 14,606,547      4,003,434

See accompanying notes to financial statements.

                RESEARCH FRONTIERS INCORPORATED
                 Notes to Financial Statements
                         June 30, 2000
                          (Unaudited)

Basis of Presentation

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods to which the report relates. The results of operations for the six-month period ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year. The notes included herein should be read in conjunction with the notes to the financial statements of the Company as of December 31, 1999 and for the three years then ended, included in the Company's Annual Report on Form 10-K.

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

Shareholder's Equity

Issuance of Common Stock

For the six months ended June 30, 2000, the Company received
$10,600,750 of net cash proceeds from (i) the issuance of 45,775 shares of common stock issued upon the exercise of options resulting in net proceeds of $368,481 and (ii) 579,983 shares of common stock issued upon the exercise of warrants resulting in net proceeds of $10,232,269. In addition, 1,013 shares were issued to a director in payment of $13,000 in directors fees.

For the six months ended June 30, 1999, the Company received $614,837 of net cash proceeds from the issuance of 85,289 shares of common stock from the exercise of warrants. In addition, 2,850 shares were issued through the cancellation of 33,250 warrants, resulting in public relations expense of $21,820.

Treasury Stock

For the six months ended June 30, 2000, the Company purchased in the open market and subsequently retired 16,100 shares of treasury stock with an aggregate cost of $278,278. For the six months ended June 30, 1999, the Company purchased in the open market and subsequently retired 21,500 shares of treasury stock with an aggregate cost of $165,475.

Issuance of Warrants

During 1999, the Company issued warrants to purchase 50,000 shares at prices ranging from $9.00 to $21.00 per share in payment for investor relations services provided to the Company, which vested 10,000 shares per quarter commencing on April 1, 1999. The Company recorded $4,584 and $9,168 of expense in connection with the issuance of these warrants during the three and six months ended June 30, 2000, respectively.

Contingent Performance Options

During 1999, the Company granted 237,800 contingent performance options to employees, which vested only, if a certain performance milestone in the price of the Company's common stock was achieved during the second quarter of 2000. The Company is required to account for these options as a variable plan under APB Opinion No. 25. Accordingly, from the point in time that it appears probable that such milestone will be achieved, the Company is required to recognize non-cash compensation expense each period from the date of grant through the vesting date based on the quoted market price of the stock at the end of each period. Non-cash compensation expense recognized during the three and six months ended
June 30, 2000 in connection with these options was $363,748 and $3,133,748, respectively, as the applicable milestones for the vesting of these options were achieved during the second quarter of 2000. The charges recorded as a result of the issuance of these performance options were calculated based upon changes in the Company's stock price as of the end of each quarter until the vesting date, and are non-cash accounting charges.

Comprehensive Income

The Company accounts for its comprehensive income under the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." (Statement 130). Statement 130 requires that companies disclose comprehensive income, which includes net income, foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. The Company did not have any foreign currency translation adjustments, or minimum pension liability adjustments during 2000 or 1999. The Company did not have unrealized gains or losses on marketable securities classified as available-for-sale during 1999 or the first quarter of 2000, but did have an unrealized loss on marketable securities classified as available-for-sale during the second quarter of 2000. Consequently, comprehensive loss equaled the net loss of $996,615 and $1,686,440 for the three and six months ended June 30, 1999, respectively, and was $1,344,798 and $5,364,539 for the three and six months ended
June 30, 2000, respectively.

Performance Bonus Plan

In December 1999, the Company's Board of Directors approved a performance bonus plan which provides for a bonus to be paid on July 1, 2000 and January 1, 2001 equal to approximately 1% of the increase, if any, in the Company's market value during the first and second halves of 2000. Bonuses are capped at a recipient's salary in the case of employees of the Company, and are currently capped at $55,000 in the case of non-employee directors of the Company. Based on the increase in the Company's market capitalization for the three months ended June 30, 2000, the Company accrued $377,500 in accordance with the bonus plan of which $138,750 is included in research and development expense and $238,750 is included in operating expenses. A similar amount was accrued for during the first quarter of 2000. The bonus was computed based on the caps specified in the plan.

             Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Results of Operations for the Six Month Periods Ended June 30, 2000 and 1999

The Company's fee income from licensing activities for the first six months of 2000 was $198,734 as compared to $91,250 for the first six months of 1999.

Operating expenses increased by $732,567 for the first six months of 2000 to $1,534,540 from $801,973 for the first six months of 1999. This increase was primarily the result of increased payroll (primarily as a result of the addition of two new employees during the first quarter of 2000 and the accrual for certain performance bonuses), insurance, public relations, stock listing fees, depreciation, general expenses, and travel expenses, offset by lower investor relations expenses, legal and accounting fees.

Research and development expenditures increased by $465,740 to $1,278,378 for the first six months of 2000 from $812,638 for the first six months of 1999. This increase was primarily the result of higher research-related salaries and performance bonuses, materials costs, patent and depreciation expenses, offset by lower consulting expenses.

During the first half of 1999, the Company purchased 74 patents and patent applications from Glaverbel S.A. covering various inventions relating to SPD technology for which a lump-sum payment of $289,177 was made.
In accordance with the Company's accounting policy, such amount was expensed.

Operating expenses and research and development expenses listed above included amounts accrued under a performance bonus plan of $477,500 and $277,500, respectively. These performance bonuses in the amount accrued for were paid by the Company during the third quarter of 2000 because the applicable performance milestones were achieved. In addition to these performance bonus accruals, the Company also recorded a non-cash compensation charge of $3,133,748 which is related to the non-recurring grant of certain contingent performance options issued to employees and directors during 1999. Because of the performance milestones which must be achieved in order for these options to vest (and which in fact were achieved during the second quarter of 2000), the Company was required to account for these options as variable plan under APB Opinion No.25.
Without taking into account the non-cash accounting charge associated with the contingent performance options described above, the Company's net loss would have been $2,197,197 ($0.18 per share) for the first six months of 2000 as compared to $1,686,440 ($0.15 per share) for the first six months of 1999.

The Company's net gain from its investing activities for the first six months of 2000 was $416,987, as compared to a net gain from its investing activities of $126,098 for the first six months of 1999. This difference was primarily due to higher level average investment balances in the first half of 2000 compared to the first half of 1999.

As a consequence of the factors discussed above, the Company's net loss was $5,330,945 ($0.44 per share) for the first six months of 2000 as compared to $1,686,440 ($0.15 per share) for the first six months of 1999. Without taking into account the non-cash accounting charge associated with the contingent performance options described above, the Company's net loss would have been $2,197,197 ($0.18 per share) for the first six months of 2000 as compared to $1,686,440 ($0.15 per share) for the first six months of 1999.

Results of Operations for the Three Month Periods Ended June 30, 2000 and 1999

The Company's fee income from licensing activities for the second quarter of 2000 was $99,960 as compared to $40,625 for the second quarter of 1999.

Operating expenses increased by $238,974 for the second quarter of 2000 to $664,908 from $425,934 for the second quarter of 1999. This increase was primarily the result of increased payroll (primarily as a result of the addition of two new employees during the first quarter of 2000 and the accrual for certain performance bonuses), public relations, insurance, depreciation, and travel expenses, offset by lower investor relations expenses, legal and accounting fees.

Research and development expenditures increased by $229,466 to $611,266 for the second quarter of 2000 from $381,800 for the second quarter of 1999. This increase was primarily the result of higher research-related salaries and performance bonuses, materials costs, patent, insurance, and depreciation expenses.

During the second quarter of 1999, the Company purchased 74 patents and patent applications from Glaverbel S.A. covering various inventions relating to SPD technology for which a lump-sum payment of $289,177 was made. In accordance with the Company's accounting policy, such amount was expensed.

Operating expenses and research and development expenses listed above included amounts accrued under a performance bonus plan of $238,750 and $138,750, respectively. These performance bonuses in the amount accrued for were paid by the Company during the third quarter of 2000 because the applicable performance milestones were achieved. In addition to these performance bonus accruals, the Company also recorded a non-cash compensation charge of $363,748 which is related to the non-recurring grant of certain contingent performance options issued to employees and directors during 1999. Because of the performance milestones which must be achieved in order for these options to vest (and which in fact were achieved during the second quarter of 2000), the Company was required to account for these options as variable plan under APB Opinion No.25. Without taking into account the non-cash accounting charge associated with the contingent performance options described above, the Company's net loss would have been $947,456 ($0.08 per share) for the second quarter of 2000 as compared to $996,615 ($0.09 per share) for the second quarter of 1999.

The Company's net gain from its investing activities for the second quarter of 2000 was $228,758, as compared to a net gain from its investing activities of $59,671 for the second quarter of 1999. This difference was primarily due to higher level average investment balances in the first quarter of 2000 compared to the first quarter of 1999.

As a consequence of the factors discussed above, the Company's net loss was $1,311,204 ($0.11 per share) for the second quarter of 2000 as compared to $996,615 ($0.09 per share) for the second quarter of 1999. Without taking into account the non-cash accounting charge associated with the contingent performance options described above, the Company's net loss would have been $947,456 ($0.08 per share) for the second quarter of 2000 as compared to $996,615 ($0.09 per share) for the second quarter of 1999.

Financial Condition, Liquidity and Capital Resources

During the first six months of 2000, the Company's cash and cash equivalent balance increased by $6,463,978 principally as a result of the $10,600,750 of proceeds received, net of expenses, from the issuance of common stock upon the exercise of options and warrants, offset partially by cash used to fund the Company's operating activities of $1,779,522 and investing activities of $2,078,972. At June 30, 2000, the Company had working capital of $17,058,300 and its shareholders' equity was $17,399,036.

In December 1999, the Company's Board of Directors approved a performance bonus plan which provides for a bonus to be paid on July 1, 2000 and January 1, 2001 equal to 1% of the increase, if any, in the Company's market value during the first and second halves of 2000.
Bonuses are capped at a recipient's salary in the case of employees of the Company, and are currently capped at $55,000 in the case of non-employee directors of the Company. As noted above, the Company had accrued $755,000 as of June 30, 2000 towards the payment of these bonuses.
These performance bonuses in the amount accrued for were paid by the Company during the third quarter of 2000 because the applicable performance milestones were achieved.

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

On December 3, 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 - "Revenue Recognition in Financial Statements" (SAB No. 101). SAB No. 101 provides the SEC staff's views on the recognition of revenue including nonrefundable technology access fees received by companies in connection with research collaborations with third parties. SAB No. 101 states that in certain circumstances the SEC staff believes that up-front fees, even if nonrefundable, should be deferred and recognized systematically over the term of the research arrangement. SAB No. 101B delayed the implementation date for registrants to adopt the accounting guidance contained in SAB No. 101 by no later than the fourth fiscal quarter of the fiscal year beginning after December 15, 1999 (quarter ending December
31, 2000 for the Company). Management of the Company does not believe that applying the accounting guidance of SAB No. 101 will have a material effect on its financial position or results of operations.

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

PART II.    OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security-Holders

The Annual Meeting of Stockholders of Research Frontiers Incorporated
was held on June 8, 2000.  Listed below is a summary of how the
9,991,047 shares voted at the Annual Meeting on the various proposals voted upon and adopted at the Annual Meeting. For the election of Joseph
M. Harary as a Class I member of the Company's Board of Directors,
9,944,577   shares were voted in favor of election, and 46,470 votes were withheld. For the ratification of the appointment of KPMG LLP as auditors for the 2000 fiscal year, 9,926,966 shares were voted in favor of election, 37,671 shares were voted against, and 26,410 shares abstained from voting.

Item 5.     Other Information.

On May 23, 2000, Research Frontiers announced that Polaroid Corporation had acquired from Research Frontiers a worldwide non-exclusive license to manufacture and sell suspended particle device (SPD) films to Research Frontiers' current and future SPD end-product licensees. This growing list of customers for SPD light-controlling film currently includes numerous leading companies whose licenses with Research Frontiers permit them to manufacture and sell SPD windows, mirrors, sunvisors, flat panel displays, and eyewear. The license also permits Polaroid to make the chemical emulsions used to make such films, in either their own SPD film production or for sale to other film manufacturers licensed by Research Frontiers. Polaroid joins Dainippon Ink and Chemicals Incorporated, and Hitachi Chemical Co., Ltd. as a licensed manufacturer of SPD emulsions, and joins General Electric, Hankuk Glass Industries Inc., Materials Sciences Corporation and Hitachi Chemical Co., Ltd. as a producer of SPD film.

Effective July 1, 2000, Research Frontiers Incorporated was added to the
small-cap Russell 2000   Index.  Inclusion in this prestigious equity index
is based upon a company's market capitalization as of May 31, 2000. Research Frontiers is also part of the Russell 2000 Growth Index which, according to the Frank Russell Company, measures the performance of those Russell 2000 companies with higher price-to-book ratios and higher forecasted growth values.

Item 6.    Exhibits and Reports on Form 8-K

  (a)    Exhibits.

10.17  License Agreement effective as of May 23, 2000 between the
       Company and Polaroid Corporation. Filed herewith with portions of this document omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission.

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

                      RESEARCH FRONTIERS INCORPORATED
                          (Registrant)

                      /s/ Robert L. Saxe
                      Robert L. Saxe, President and Treasurer
                      (Principal Executive, Financial, and
                           Accounting Officer)

Date: August 10, 2000

  [EXHIBIT 10.17- Certain portions of this document have been omitted in the publicly filed version of this document pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission.]

                       LICENSE AGREEMENT
                            BETWEEN
                RESEARCH FRONTIERS INCORPORATED
                              AND
                      POLAROID CORPORATION

     This License Agreement ("Agreement") effective as of May
23, 2000 by and between RESEARCH FRONTIERS
INCORPORATED, a Delaware corporation ("LICENSOR") and POLAROID CORPORATION, a Delaware corporation
(hereinafter called "LICENSEE"). The "Effective Date" of this Agreement shall be the date which is the last date of formal execution of this Agreement by duly authorized representatives of the parties to this Agreement as indicated on the signature page of this Agreement.

                             RECITALS

     WHEREAS, LICENSOR has been engaged in research and development in the application of physicochemical concepts to Light Valves, Light Valve Film, and SPD Emulsions (all as hereinafter defined) and of methods and apparatus relating to products incorporating such concepts (which products, although not currently in commercial use, can include, without limitation thereto, windows for buildings and vehicles, sunvisors, sunroofs, flat panel displays, eyewear and rear-view mirrors); and is possessed of and can convey information and know-how for such products and rights to manufacture, use and sell such products; and

     WHEREAS, LICENSEE is interested in manufacturing and selling Light Valve Film and SPD Emulsions used to make Light
Valve Film (both as hereinafter defined); and

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

"Authorized User" means LICENSOR and/or any other person or entity listed by LICENSOR on Schedule B hereof who has been granted permission by LICENSOR to receive SPD Emulsions or Light Valve Film from LICENSEE under this Agreement.
LICENSEE agrees that LICENSOR in its sole judgment may amend Schedule B hereof at any time during the term of this Agreement for any reason by sending LICENSEE a written notice of such amendment and specifying the reason for such change.
The persons or entities now or hereafter listed on Schedule B may not include all of LICENSOR's current licensees and may include prospective licensees of LICENSOR, and for legal or practical reasons, LICENSOR may restrict whether or not SPD Emulsions and Light Valve Film may be sold, leased or transferred to such person or entity, and/or the application that such SPD Emulsions or Light Valve Film may be used for by the recipient. LICENSEE agrees that it and its permitted sublicensees hereunder shall cease all additional sales, leases, or other dispositions of SPD Emulsions and Light Valve Film to any person or entity whose name is deleted from Schedule B by LICENSOR, unless and until LICENSOR consents in writing to the resumption of such sales, leases or other dispositions (a) immediately upon receipt of any written notice from LICENSOR that any person or entity is no longer included on Schedule B, however LICENSEE may complete any sale, lease or disposition of SPD Emulsions or Light Valve Film for which LICENSEE has accepted a binding purchase order or contract prior to the date it received the notice from LICENSOR, or (b) if either LICENSEE or its permitted sublicensees becomes aware that any such person or entity listed on Schedule B or otherwise receiving SPD Emulsions or Light
Valve Film is making any improper use of SPD Emulsions or Light Valve Film, in which case LICENSEE shall promptly notify LICENSOR of such improper use.

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

     2.2 No Other Rights. LICENSEE agrees that, except for the specific licenses granted to it under Section 2.1 hereof, LICENSEE has not acquired any rights or licenses under this Agreement to use SPD Emulsions or Light Valve Film or any components thereof made by or for LICENSEE pursuant to this Agreement except for the purposes of research and development pursuant to Section 4.1 hereof and as specifically licensed in
Section 2.1 hereof.

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

3    REPORTS AND RECORD-KEEPING.

     3.1 Reports. Within 45 days after the end of each fiscal quarter, LICENSEE shall send to LICENSOR a quarterly report setting forth in reasonable detail the quantity of SPD Emulsions and Light Valve Film manufactured each quarter and the amount of SPD Emulsions and Light Valve Film sold, leased, disposed of, or delivered by or for LICENSEE and its sublicensees during such quarter to Authorized Users and samples provided to third parties, with the amounts sold or otherwise provided to each Authorized
User, including sample recipients, and their identity clearly broken down. The first report submitted under this Agreement shall cover the period from the Effective Date of the Agreement to the end of the first quarter in which SPD Emulsions or Light Valve Film are produced hereunder. LICENSEE shall also furnish to LICENSOR at the same time it becomes available to any third party, a copy of each brochure, standard price list, advertisement or other marketing and promotional materials prepared, published or distributed by LICENSEE or its sublicensees relating to SPD Emulsions or Light Valve Film.

     3.2 Recordkeeping. LICENSEE shall keep and shall cause each sublicensee to keep for six (6) years after the date of submission of each report supported thereby, true and accurate records, files, data and books of accounts that relate to the manufacture, sale or other disposition of SPD Emulsions or Light
Valve Film, reasonably required for the full computation and verification of the information to be given in the statements herein provided for. LICENSOR and LICENSEE agree that an independent certified public accounting firm (selected by LICENSOR from the largest ten certified public accounting firms in the United States of America) may audit such records, files and books of accounts to determine the accuracy of the statements given by LICENSEE pursuant to Section 3.1 hereof. Such an audit shall be made upon reasonable advance notice to LICENSEE and during usual business hours. The cost of the audit shall be borne by LICENSOR, unless the audit shall disclose a material breach by LICENSEE of any term of this Agreement, or an inaccuracy greater than 10% in any report provided to LICENSOR by LICENSEE, during the audited period, in which case LICENSEE shall bear the full cost of such audit. The results of the audit shall be kept confidential pursuant to the provisions of Section 12.1 except to the extent required by a party hereto to enforce its rights hereunder, or which is otherwise required to be disclosed by law or under generally accepted accounting principles.

4    OBLIGATIONS OF LICENSOR AND LICENSEE.

     4.1 Development of SPD Emulsions and Light Valve Film. LICENSOR and LICENSEE may cooperate to develop initial specifications for SPD Emulsions and Light Valve Film.
LICENSEE shall then use its reasonable efforts to produce SPD Emulsions and Light Valve Film meeting such specifications for the evaluation and use of LICENSOR and licensees and prospective licensees of LICENSOR, and for use by LICENSEE but only for internal research and development. After consultation with LICENSEE, LICENSOR may at any time propose additional size or other specifications of the SPD Emulsions and Light Valve Film to be produced under this Agreement with the disclosure of additional Technical Information to LICENSEE with respect to such size or other specifications of SPD Emulsions or Light Valve Film. LICENSEE may use all commercially reasonable efforts throughout the term of this Agreement to improve the quality of SPD Emulsions and Light Valve Film. However, LICENSEE shall be solely responsible for determining the specifications for all SPD Emulsions and Light Valve Film, and for any improvements therein.

     4.2 LICENSOR Purchases. If LICENSEE is able to develop and manufacture SPD Emulsions and Light Valve Film suitable for use by Authorized Users, upon request of LICENSOR and with reasonable prior notice, LICENSEE shall sell and deliver to LICENSOR, SPD Emulsions, Light Valve Film or components thereof at LICENSEE's prevailing market prices and in quantities mutually agreed upon by LICENSOR and LICENSEE.
LICENSEE acknowledges that LICENSOR and its present and/or future licensees (or entities who have been granted the option of entering into license agreements with LICENSOR) may independently manufacture (or have third parties manufacture for them) and sell Light Valve Film or SPD Emulsions under the terms of agreements between them and LICENSOR, or may independently manufacture and sell Light Valve Film or SPD Emulsions which LICENSOR produces, or has produced on its behalf. Nothing contained in this Agreement shall impose any obligation on LICENSOR or any other parties to purchase any SPD Emulsions from LICENSEE. Notwithstanding anything contained herein to the contrary, during the term of this Agreement LICENSOR may provide SPD Emulsions and Light Valve Film obtained by LICENSOR pursuant to this Section 4.2 to third parties so long as LICENSOR does not receive from the recipient for the provision of such SPD Emulsions or Light Valve Film any monetary payment in excess of LICENSOR's purchase price plus shipping, administrative, overhead and related costs to such recipient.

     4.3 Compliance. LICENSEE agrees that, without limitation, any manufacture, sale, lease, use or other disposition of SPD Emulsions or Light Valve Film that is not in strict accordance with
(1) the provisions of this Agreement, (2) restrictions on the type of product, or the territory in which such product may be, made, used, sold or otherwise disposed of by or for an Authorized User, or other provisions or restrictions, which are contained in any other agreement in force between LICENSOR and an Authorized
User which is  known to LICENSEE which relates to Light
Valves, SPD Emulsions or Light Valve Film, or (3) with the provisions of any other agreement then in force to which LICENSEE is a party and which relates to Light Valves, SPD
Emulsions or Light Valve Film, shall be deemed a material breach of this Agreement.

     4.4 End Users. LICENSEE agrees to require all direct recipients of SPD Emulsions and Light Valve Film to whom SPD Emulsions or Light Valve Film is sold, leased, or otherwise disposed of by LICENSEE or its sublicensees, to look only to LICENSEE and not to LICENSOR or its affiliates for any claims, warranties, or liability relating to such SPD Emulsions or Light Valve Film. LICENSEE agrees to take all steps to reasonably assure itself that SPD Emulsions and Light Valve Film sold, leased or otherwise disposed of by or for LICENSEE is being used for permitted application and territory only. If a party which is not then listed on Schedule B hereto wishes to obtain samples of SPD Emulsions or Light Valve Film or to purchase SPD Emulsions or Light Valve Film from LICENSEE, LICENSEE shall notify
LICENSOR and shall refer such party to LICENSOR. If such party enters into a suitable agreement with LICENSOR, LICENSOR shall inform LICENSEE whether such party may then obtain samples or purchase SPD Emulsions or Light Valve Film from LICENSEE.

     4.5 Laws and Regulations. LICENSEE agrees that it shall be solely responsible for complying with all laws and regulations affecting the manufacture, use and sale or other disposition of SPD Emulsions and Light Valve Film by LICENSEE and its sublicensees, and for obtaining all approvals necessary from governmental agencies and other entities. LICENSEE agrees to maintain a file of all such approvals and to send LICENSOR a copy of all such approvals (including English translations thereof in the case of approvals required by any foreign country) within 10 business days of any written request for such copies by LICENSOR. LICENSEE represents and warrants to LICENSOR that no approval from any governmental agency or ministry, or from any third party, is required to effectuate the terms of this Agreement or the transactions contemplated hereby.

     4.6  Purchase of Components from Others.   By virtue of the
disclosure of Technical Information and training provided from time to time by LICENSOR to LICENSEE and to its other licensees, and each of their sublicensees and affiliates, any component of a Light Valve, including, without limitation, materials, suspensions, films, polymers, coatings, particle precursors, and particles (each, a "Component"), which LICENSEE or its sublicensees makes, has made for it, or purchases from any third party for use in SPD Emulsions or Light Valve Film shall be deemed to have been manufactured at least in part using the Technical Information provided by LICENSOR.
LICENSEE and its sublicensees each hereby agrees that (i) all Components shall be used only in strict accordance with the provisions of this Agreement, and that such Components may not be used for any other purpose or resold by LICENSEE or its sublicensees except as specifically permitted by the license granted in Section 2.1 hereof, and (ii) LICENSEE and its sublicensees will only look to the manufacturer or supplier of such Component or other item used by LICENSEE or its sublicensees and not to LICENSOR or its affiliates for any claims, warranties, or liability relating to such Component or other item.

     4.7 Personnel. LICENSEE agrees to assign personnel from its technical staff who shall work on the development of SPD
Emulsions and Light Valve Film during the term of this Agreement.

     4.8 No other obligations. LICENSEE and LICENSOR have no other obligations to each other except as expressly provided in this Agreement.

5    TRADEMARKS.

     5.1 Trademarks. All trademarks or service marks that either party may adopt and use for SPD Emulsions, Light Valve Film, or other products incorporating Light Valves are and shall remain the exclusive property of the adopting party, and the other party shall not obtain any rights and license to such marks under this Agreement, but may inform others that the adopting party has produced SPD Emulsions, Light Valve Film, or products incorporating Light Valves under such mark or marks.
LICENSOR may require LICENSEE or its permitted sublicensees to indicate on packaging that such product is licensed from Research Frontiers Incorporated or to otherwise include language and/or designations approved by LICENSOR indicating an affiliation with Research Frontiers Incorporated.

6    INSURANCE AND INDEMNIFICATION.

     6.1 Insurance. LICENSEE shall maintain at all times ample product liability and other liability insurance covering its operations relating to the subject matter of this Agreement.

     6.2 Indemnification. LICENSEE, and its affiliates, successors and assigns and sublicensees (each, an "Indemnifying Party"), each hereby indemnify and agree to hold harmless
LICENSOR and its shareholders, officers, directors, agents and employees (each, an "Indemnified Party"), against any liability, damage, loss, fine, penalty, claim, cost or expense (including reasonable costs of investigation and settlement and attorneys', accountants' and other experts' fees and expenses) arising out of any action or inaction by any Indemnifying Party relating to this Agreement including an Indemnifying Party's manufacture, sale, use, lease or other disposition of SPD Emulsions and Light Valve Film, and related materials (other than sales by LICENSEE to LICENSOR pursuant to Section 4.2 hereof), or other use of the information and rights granted hereunder. Any knowledge of LICENSEE's or its sublicensee's activities by LICENSOR or its representatives shall in no way impose any liability on LICENSOR or reduce the responsibilities of LICENSEE hereunder or relieve it from any of its obligations and warranties under this Agreement.

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

8    TECHNOLOGY TRANSFER.

     8.1. Documentation. Within thirty calendar days after the Effective Date of this Agreement, LICENSOR shall furnish
LICENSEE with all Technical Information owned or controlled by LICENSOR, which is reasonably necessary or desirable in order for LICENSEE to manufacture SPD Emulsions and Light Valve
Film. Such Technical Information, which relates to experimental products, shall include, without limitation thereto (1) a document entitled Handbook of Technical Information Relating to Variable Density Optical Devices Incorporating an Activatable Material which contains confidential and proprietary information of LICENSOR relating to the materials, specifications, formulation, manufacturing method and manufacturing equipment relating to SPD Emulsions and Light Valve Film and (2) photocopies of all
U.S. Patents and patent applications relating to SPD Emulsions and Light Valve Film owned or controlled by LICENSOR as of the Effective Date of this Agreement. LICENSOR shall not be obligated hereunder to furnish copies of LICENSOR's foreign patents and patent applications, but will furnish a list thereof in Schedule A hereto.

     8.2 Training. LICENSEE's technically skilled personnel designated by LICENSEE (with travel and living expenses paid by LICENSEE) shall make one or more visits for training relating to the manufacture of SPD Emulsions and Light Valve Film, and to inspect LICENSOR's research and development facilities relating to SPD Emulsions and Light Valve Film. The visits of employees of LICENSEE to LICENSOR's facility shall be carried out within the six-month period commencing with the Effective Date of this Agreement, and shall not exceed 200 man-hours during such period. To assist LICENSEE's employees while they are at LICENSOR's facility, LICENSOR's technical staff shall provide up to 200 man-hours assistance during such period at no cost to LICENSEE. Additionally, there shall be no cost to LICENSEE for materials used for training during the initial training at LICENSOR's facility.

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

     10.3  Termination by LICENSOR. LICENSOR may
terminate this Agreement at any time upon at least 30 days' notice if LICENSEE shall at any time breach any material term of this Agreement and such breach is not cured within any applicable cure period specified in Article 11 of this Agreement, repeatedly provide inaccurate reports hereunder, or if there has been a cessation by LICENSEE of general operations or of work related to SPD Emulsions or Light Valve Film.

     10.4 Effect of Termination. If this Agreement expires or is terminated for any reason whatsoever, in addition to any other remedies which one party may have against the other: (1) all of LICENSEE's rights and licenses under this Agreement shall cease, and LICENSEE shall immediately return to LICENSOR all Technical Information furnished to LICENSEE under this Agreement, together with all reproductions, copies and summaries thereof; provided, however, that LICENSEE may retain solely for archival purposes one copy of all such documents in its legal department files, (2) at LICENSOR's option, LICENSEE shall, within 30 days of the date of such termination, either (A) sell and deliver to LICENSOR under the terms specified in Section 4.2 any SPD Emulsions and Light Valve Film which shall then be in the possession of LICENSEE, and, if requested by LICENSOR, LICENSEE shall finish and deliver to LICENSOR any SPD
Emulsions and Light Valve Film in the process of manufacture as soon as possible and, in any case, not later than 30 days after receiving LICENSOR's request, and/or (B) with respect to any unsold inventory and work in the process of manufacture, to complete such work in process and sell any remaining inventory during the period not to exceed six months from the date of termination or expiration of this Agreement provided that at the completion of such six-month period, LICENSEE shall promptly destroy and dispose of any SPD Emulsions and Light Valve Film
(and SPD Emulsions and Light Valve Film in the process of manufacture) not sold under this Section 10.4 and (3) if this Agreement is terminated for any reason on or before December
31, 2004, LICENSEE hereby grants to LICENSOR a nonexclusive, royalty-free, irrevocable, worldwide license with the right to grant sublicenses to others to utilize all technical information, improvements and/or modifications (whether or not the subject of patents or pending patent applications) developed or invented by or on behalf of LICENSEE and/or its sublicensees, subcontractors, or agents hereunder through the date of such termination of this Agreement relating to Light Valves, Light
Valve Film or SPD Emulsions which relate to or arise out of Technical Information disclosed by LICENSEE to LICENSOR, and upon such termination, LICENSEE shall provide LICENSOR in reasonable detail complete information regarding such technical information, improvements and/or modifications. The foregoing license shall be self-effectuating, but LICENSEE agrees upon written notice by LICENSOR at any time hereafter to deliver to LICENSOR within 30 days of such notice any document or other instrument reasonably requested by LICENSOR to convey such license rights to LICENSOR such as, by way of example, confirmations or instruments of conveyance or assignment. No termination of this Agreement by expiration or otherwise shall release LICENSEE or LICENSOR from any of its continuing obligations hereunder, if any, or limit, in any way any other remedy one party may have against the other party.
Notwithstanding the foregoing, LICENSEE's obligations to LICENSOR under Sections 3.1, 3.2, 4.6, 6.1, 6.2, 7.2, 8.5, 10.2,
10.4, 12.1, and Articles 13 and 14 shall survive any termination or expiration of this Agreement.

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

12   CONFIDENTIALITY.

     12.1 Confidential Information. (a) LICENSEE agrees for itself, its sublicensees, and their employees and agents that for twenty (20) years from the date of its receipt of information disclosed to LICENSEE by LICENSOR pursuant to this Agreement, such information shall be held in confidence;
provided, however, there shall be no obligation to treat as confidential information which is or becomes available to the public other than through a breach of this obligation, or which was already possessed by LICENSEE in writing (or otherwise provable to be in the possession of LICENSEE) prior to the Effective Date of this Agreement or which is shown by LICENSEE to have been received by it from a third party who had the legal right to so disclose it without restrictions and without breach of any agreement with LICENSOR or its licensees. The burden of proving the availability of any exception of confidentiality shall be on the LICENSEE. LICENSOR shall affix an appropriate legend on all written documentation given to LICENSEE which contains confidential information. Other than for the oral information conveyed during the training conducted pursuant to Sections 8.2 and 8.3 hereof all of which shall be deemed to be confidential information, if confidential information is otherwise conveyed orally by LICENSOR after training has been completed, LICENSOR shall specify to LICENSEE at the time such information is being conveyed (or in a subsequent letter referring to the conversation) that the information conveyed is confidential. It is understood and agreed that, unless otherwise provided in a separate agreement between LICENSEE and LICENSOR, LICENSEE has no obligation hereunder to provide LICENSOR with any confidential or proprietary information, and that LICENSOR shall have no obligation hereunder to LICENSEE to maintain in confidence or refrain from commercial or other use of any information which LICENSOR is or becomes aware of under this Agreement. The terms and provisions of this Agreement or any other agreement between the parties shall not be considered confidential, and the parties hereto acknowledge that, pursuant to the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder, LICENSOR may file copies of this Agreement with the Securities and Exchange Commission and with NASDAQ and with any other stock exchange on which LICENSOR's securities may be listed. LICENSEE agrees that for the period of time during which LICENSEE is obligated to keep Technical Information confidential hereunder, LICENSEE will not make, use, sell, lease or otherwise dispose of products using or directly or indirectly derived from confidential information or sample materials supplied to LICENSEE by LICENSOR or its licensees, sublicensees, or any of their affiliates relating to Light Valve Film, SPD Emulsions or Light Valves or which otherwise comprise suspended particles, which when subjected to a suitable electric or magnetic field, orient to produce a change in the optical characteristics of the suspension ("SPD Technology") unless an agreement between LICENSOR and LICENSEE permitting it to do so is in full force and effect and the royalties, if any, provided in such agreement are being paid to LICENSOR on such products.
The foregoing restriction shall not apply to products (i) which do not directly or indirectly incorporate SPD Technology, such as, but not limited to, liquid crystal devices, light emitting diodes, electrochromic devices, or similar technology, or (ii) which incorporate technology involving suspended particles, which when subjected to a suitable electric or magnetic field, orient to produce a change in the optical characteristics of the suspension but which is independently developed and which is not in any way directly or indirectly derived from any Technical Information of LICENSOR or its licensees, sublicensees, or any of their affiliates. LICENSEE shall have the burden of proving that the foregoing restrictions do not apply to a particular product. Nothing contained in this section, however, shall be construed as granting LICENSEE any rights or licenses with respect to any Technical Information or patents of LICENSOR or its other licensees or their sublicensees.

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

     13.3 No Warranty. LICENSOR and LICENSEE make no guaranty or warranty to one another under this Agreement (a) that LICENSEE will be able to develop, manufacture, sell or otherwise commercialize SPD Emulsions or Light Valve Film, or (b) as to the validity of any patent.

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

LICENSOR:    Robert L. Saxe, President
             Research Frontiers Incorporated
             240 Crossways Park Drive
             Woodbury, New York 11797-2033 USA
             Facsimile:     (516) 364-3798
             Telephone:     (516) 364-1902

LICENSEE:    Samuel Liggero, Vice President
             Polaroid Corporation
             1265 Main Street-Building 4
             Waltham, Massachusetts 02451 USA
             Facsimile:     [xxx-xxx-xxxx]
             Telephone:     781-386-6492

with a copy in the same manner to:

             Edward S. Roman, Esq.
             Polaroid Corporation
             784 Memorial Drive
             Cambridge, Massachusetts 02139
             Facsimile:     781-386-6435
             Telephone:     781-386-6405

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

                    RESEARCH FRONTIERS INCORPORATED

                    By: /s/ Robert L. Saxe
                            Robert L. Saxe, President
                            Date: May 23, 2000

                    POLAROID CORPORATION


                    By:/s/ Samuel Liggero
                           Samuel Liggero, Vice President
                           Date: May 19, 2000

                               Schedule A
                          (As of May 23, 2000)

                LIST OF UNITED STATES, INTERNATIONAL AND
                FOREIGN PATENTS AND PATENT APPLICATIONS

                                                           Date       Expiration
Patents in the United States                               Issued     Date


4,407,565                Robert L. Saxe
               "Light Valve Suspension Containing
                   Fluorocarbon Liquid"                    10/04/83   1/16/01


4,422,963                Robert I. Thompson et al
               "Improved Light Polarizing Materials
                  and Suspension Thereof"                  12/27/83  12/27/00


4,772,103                Robert L. Saxe
               "Light Valve Containing an Improved
                   Suspension, and Liquids Therefor"        9/20/88    8/8/06


4,877,313                Robert L. Saxe et al
               "Light Polarizing Materials and
                   Suspensions Thereof"                    10/31/89   2/10/09


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


5,093,041                Joseph A. Check, III et al
               "Light-Polarizing Material Based on
                   Ethylene-diamine Polyacetic Acid
                   Derivatives"                            3/03/92    7/30/10


5,111,331                Paul Rosenberg
               "Electro-Optical Light Modulator"           5/05/92     7/5/09


5,130,057                Robert L. Saxe
               "Light Polarizing Materials and
                   Suspensions Thereof"                    7/14/92   10/31/06


5,279,773                Robert L. Saxe
               "Light Valve Incorporating A Suspension
                    Stabilized With A Block Polymer"       1/18/94    3/23/12

5,325,220                Robert L. Saxe
               "Light Valve With Low Emissivity
                 Coating As Electrode"                     6/28/94     3/9/13


5,463,491                Joseph A. Check III
               "Light Valve Employing a Film
           Comprising An Encapsulated Liquid Suspension And
                 Method of Making Such Film"              10/31/95    11/6/12

5,463,492                Joseph A. Check III
               "Light Modulating Film of Improved
                  Clarity For A Light Valve"              10/31/95    11/6/12

5,461,506                Joseph A. Check III et al
               "Light Valve Suspensions Containing A
                 Trimellitate Or Trimesate And Light
                 Valves Containing The Same"              10/24/95    5/11/13

5,467,217                Joseph A. Check III et al
               "Light Valve Suspensions and Films
                 Containing UV Absorbers and Light
                 Valves Containing The Same"              11/14/95    5/11/13

5,516,463                Joseph A. Check III et al
             "Method of Making Light Polarizing Particles"05/14/96   07/08/14


5,650,872                Robert L. Saxe et al
             "Light Valve Containing Ultrafine Particles" 07/22/97   07/22/14

5,728,251                Joseph A.  Check, III
               "Light Modulating Film of Improved
                 UV Stability For a Light Valve"          03/17/98   09/27/15


                   PENDING UNITED STATES APPLICATIONS

Serial Number                                     Filing Date



[Confidential Information Omitted and filed separately with the Securities and Exchange Commission]

                    PENDING INTERNATIONAL APPLICATIONS

Serial Number                                Filing Date


[Confidential Information Omitted and filed separately with the
Securities and   Exchange Commission]


                               Schedule B
                          (As of May 23, 2000)
           LIST OF ELIGIBLE CUSTOMERS (AUTHORIZED USERS) FOR
                             SPD EMULSIONS
                                                                      Permitted
Name of Customer                Licensed Application                   Territory

Research Frontiers Incorporated All applications                     Worldwide

General Electric Company        Light Valve Film for sale to other   Worldwide
                                specified licensees of Research Frontiers

Hankuk Glass Industries, Inc.   Light Valve Film for sale to other   Worldwide
                                specified licensees of Research Frontiers

Hitachi Chemical Co., Ltd.      Light Valve Film for sale to other   Worldwide
                                specified licensees of Research Frontiers

Material Sciences Corporation   Light Valve Film for sale to other   Worldwide
                                specified licensees of Research Frontiers

Vision-Ease Lens Azusa,Inc.     Eyewear                              Worldwide

LIST OF ELIGIBLE CUSTOMERS (AUTHORIZED USERS) FOR LIGHT VALVE FILM
                                                                     Permitted
Name of Customer                Licensed Application                 Territory

Research Frontiers Incorporated All applications                     Worldwide

Glaverbel, S.A.                 Automotive vehicle rear-view mirrors,Worldwide
                                transportation vehicle sunvisors,and  (except
                                architectural and automotive windows   Korea
                                                                   for windows)

Global Mirror GmbH              Rear-view mirrors and sunvisors      Worldwide

Hankuk Glass Industries Inc.    Broad range of SPD light control     Worldwide
                                products including windows, flat panel
                                displays, automotive vehicle rear-view
                                mirrors and sunvisors (installed as
                                original equipment on Korean-made cars), and sunroofs; SPD film for licensees and prospective licensees

Material Sciences Corp.         Architectural and automotive windows Worldwide
                                                                  (except Korea)

ThermoView Industries, Inc.     Architectural windows                Worldwide
                                                                  (except Korea)

Vision-Ease Lens Azusa,Inc.     Eyewear                              Worldwide

[INFORMATION REGARDING OTHER AUTHORIZED USERS WILL BE PROVIDED BY LICENSOR TO LICENSEE FROM TIME TO TIME IN THE FUTURE]