Form 10-Q
period 2000-09-30
RESEARCH FRONTIERS INC
filed 2000-11-15
CIK 793524

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

   For Quarter Ended September 30, 2000    Commission File No.  1-9399

                   RESEARCH FRONTIERS INCORPORATED
         (Exact name of registrant as specified in charter)


                    Delaware                         11-2103466
     (State of incorporation or organization)    (IRS Employer
                                              Identification No.)

     240 Crossways Park Drive, Woodbury, N.Y.           11797
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

                      Yes    X          No    __


          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
As of November 10, 2000, there were outstanding 12,168,783 shares of Common Stock, par value $0.0001 per share.



                     RESEARCH FRONTIERS INCORPORATED

                             Balance Sheets

                                                    September 30,2000
                    Assets                              (Unaudited)  Dec.31,1999

Current assets:
 Cash  and cash equivalents                          $    9,326,949   8,142,569
 Marketable investment securities-held-to-maturity        7,272,100   1,246,083
 Marketable investment securities-available for sale          7,812          --
 Royalty receivable                                          65,000          --
 Receivable from warrant exercise pending settlement             --     222,549
 Salary advance to officer                                       --      66,445
 Prepaid expenses and other current assets                  114,300      17,491
                   Total current assets                  16,785,461   9,695,137

Fixed assets, net                                           343,950     319,321
Deposits and other assets                                    22,605      22,605

                   Total assets                      $   17,152,016  10,037,063

                   Liabilities and Shareholders' Equity

Current liabilities:
 Accounts payable                                          178,453      158,702
 Deferred revenue                                          137,461       46,154
 Accrued expenses                                           89,775      324,471

                   Total liabilities                       405,689      529,327

Shareholders' equity:
 Capital stock, par value $0.0001 per share;
  authorized 100,000,000 shares, issued and
  outstanding 12,159,583 shares and 11,523,900 shares        1,216        1,152
 Additional paid-in capital                             52,901,877   39,750,276
 Other comprehensive loss                                  (42,188)          --
 Accumulated deficit                                   (35,961,617) (30,090,731)
                                                        16,899,288    9,660,697

 Notes receivable from officers                           (152,961)    (152,961)

           Total shareholders' equity                   16,746,327    9,507,736

           Total liabilities and shareholders' equity $ 17,152,016   10,037,063

See accompanying notes to financial statements.



                     RESEARCH FRONTIERS INCORPORATED

                        Statements of Operations

                               (Unaudited)


                            Nine months ended             Three months ended
                        Sept. 30,2000 Sept. 30,1999  Sept. 30,2000 Sept. 30,1999

Fee income              $    298,693       103,750   $     99,959        12,500

Operating expenses         1,973,679     1,168,659        439,139       366,686

Purchase of patents               --       289,177             --            --

Research and development   1,706,344     1,203,722        427,966       391,084

Non-recurring non-cash
 compensation expense      3,133,748            --             --            --

                           6,813,771     2,661,558        867,105       757,770

Operating loss            (6,515,078)   (2,557,808)    (767,146)   (745,270)

Net investment income        644,191       199,515        227,204        73,417

Interest income on note
receivable from officer           --        95,001             --        95,001

Net loss                $ (5,870,887)   (2,263,292)     $(539,942)     (576,852)

Basic and diluted net
loss per common share   $       (.49)         (.21)   $      (.04)         (.05)

Weighted average number of
common shares outstanding 12,073,688    11,018,830     12,175,039    11,156,023

See accompanying notes to financial statements.

                    RESEARCH FRONTIERS INCORPORATED
                       Statements of Cash Flows
                              (Unaudited)

                                                          Nine months ended
                                                    Sept. 30,2000 Sept. 30, 1999

Cash flows from operating activities:
 Net loss                                           $  (5,870,887)   (2,263,292)
 Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation and amortization                            79,740        60,850
  Interest income on officer notes receivable                  --       (95,001)
  Expense relating to issuance of
   contingent performance options                       3,133,748            --
  Expense relating to issuance of stock and
   warrants for services performed                         77,165        12,168
  Revenue relating to marketable securities
   received as license fee                                (50,000)           --
  Cashless exercise of warrants                                --        21,820
  Changes in assets and liabilities:
   Salary advance to officer                               66,445            --
   Royalty receivable                                     (65,000)      (50,000)
   Prepaid expenses and other current assets              (96,809)        5,412
   Deferred revenue                                        91,307       (43,750)
   Accounts payable and accrued expenses                 (214,945)      (34,619)

   Net cash used in operating activities               (2,849,236)   (2,336,412)

Cash flows from investing activities:
 Proceeds from maturity of held-to-maturity
  treasury securities                                   1,246,083     1,189,386
 Purchases of held-to-maturity treasury securities     (7,272,100)   (1,215,795)
 Purchases of fixed assets                               (104,369)      (20,085)
   Net cash used in investing activities               (6,130,386)      (46,494)

Cash flows from financing activities:
 Net proceeds from issuances of common stock           11,464,577     3,479,840
 Repayment of loans to officers                                --       345,000
 Purchase of treasury stock                            (1,301,275)     (165,475)

Net cash provided by financing activities              10,163,302     3,659,365

Net increase in cash and cash equivalents               1,183,680     1,276,459

Cash and cash equivalents at beginning of year          8,142,569     5,403,283

Cash and cash equivalents at end of period          $   9,326,249     6,679,742

Non-cash financing activities:
Principal payment on officer's notes receivable
     by surrendering of common stock                $          --       387,000

See accompanying notes to financial statements.

                RESEARCH FRONTIERS INCORPORATED
                 Notes to Financial Statements
                      September 30, 2000
                          (Unaudited)

Basis of Presentation

The financial information included herein is unaudited;
however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods to which the report relates. The results of operations for the nine-month period ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year. The notes included herein should be read in conjunction with the notes to the financial statements of the Company as of December 31, 1999 and for the three years then ended, included in the Company's Annual Report on Form 10-K.

Business

Research Frontiers Incorporated (the Company) operates in a single business segment which is engaged in the development and marketing of technology and devices to control the flow of light. Such devices, often referred to as "light valves" or suspended particle devices (SPDs), use colloidal particles that are either incorporated within a liquid suspension or a film, which is usually enclosed between two sheets of glass or plastic having transparent, electrically conductive coatings on the facing surfaces thereof. At least one of the two sheets is transparent.

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

Shareholder's Equity

Issuance of Common Stock

For the nine months ended September 30, 2000, the Company received $11,464,577 of net cash proceeds from (i) the issuance of 95,962 shares of common stock issued upon the exercise of options resulting in net proceeds of $706,299 and (ii) 602,983 shares of common stock issued upon the exercise of warrants resulting in net proceeds of $10,758,278. In addition, 3,438 shares were issued to a director in payment of $68,000 in directors fees.

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

Treasury Stock
For the nine months ended September 30, 2000, the Company purchased in the open market and subsequently retired 66,700 shares of treasury stock with an aggregate cost of $1,301,275.
For the nine months ended September 30, 1999, the Company purchased in the open market and subsequently retired 21,500 shares of treasury stock with an aggregate cost of $165,475. For the three months ended September 30, 1999, the Company received 38,467 shares of common stock as partial payment of notes receivable from an officer pursuant to a settlement agreement under which, among other things, the parties agreed that Jean Thompson and the estate of Robert I. Thompson would pay the $732,000 in loans made by the Company from 1993 to 1997 by paying the Company $345,000 in cash, and delivering to the Company for cancellation 38,467 shares of common stock and options to purchase 181,447 shares of common stock.

Issuance of Warrants
During 1999, the Company issued warrants to purchase 50,000 shares at prices ranging from $9.00 to $21.00 per share in payment for investor relations services provided to the Company, which vested 10,000 shares per quarter commencing on April 1, 1999. The Company recorded $0 and $9,168 of expense in connection with the issuance of these warrants during the three and nine months ended September 30, 2000, respectively. No new warrants were issued by the Company during 2000.

Contingent Performance Options
During 1999, the Company granted 237,800 contingent performance options to employees, which vested only, if a certain performance milestone in the price of the Company's common stock was achieved during the second quarter of 2000.
The Company is required to account for these options as a variable plan under APB Opinion No. 25. Accordingly, from the point in time that it appears probable that such milestone will be achieved, the Company is required to recognize non-cash compensation expense each period from the date of grant through the vesting date based on the quoted market price of the stock at the end of each period. Non-cash compensation expense recognized during the three and nine months ended
September 30, 2000 in connection with these options was $0 and $3,133,748, respectively, as the applicable milestones for the vesting of these options were achieved during the second quarter of 2000. The charges recorded as a result of the issuance of these performance options were calculated based upon changes in the Company's stock price as of the end of each quarter until the vesting date, and are non-cash accounting charges.

Comprehensive Income

The Company accounts for its comprehensive income under the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." (Statement 130). Statement 130 requires that companies disclose comprehensive income, which includes net income, foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. The Company did not have any foreign currency translation adjustments, or minimum pension liability adjustments during 2000 or 1999. The Company did not have unrealized gains or losses on marketable securities classified as available-for-sale during 1999 or the first quarter of 2000, but did have an unrealized loss on marketable securities classified as available-for-sale during the second and third quarters of 2000. Consequently, comprehensive loss equaled the net loss of $576,852 and $2,263,292 for the three and nine months ended September 30, 1999, respectively, and was $548,536 and $5,913,075 for the three and nine months ended September 30, 2000, respectively.

Performance Bonus Plan

In December 1999, the Company's Board of Directors approved a performance bonus plan which provides for a bonus to be paid on July 1, 2000 and January 1, 2001 equal to approximately 1% of the increase, if any, in the Company's market value during the first and second halves of 2000. Bonuses are capped at a recipient's salary in the case of employees of the Company, and are currently capped at $55,000 in the case of non-employee directors of the Company. Based on the increase in the Company's market capitalization for the first half of 2000, the Company accrued during the first half of 2000 $755,000 in accordance with the bonus plan of which $277,500 was included in research and development expense and $477,500 was included in operating expenses. No bonuses under this plan were accrued for during the quarter ended September 30, 2000. The bonus was computed based on the caps specified in the plan.

             Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Results of Operations for the Nine Month Periods
Ended September 30, 2000 and 1999

The Company's fee income from licensing activities for the first nine months of 2000 was $298,693 as compared to $103,750 for the first nine months of 1999.

Operating expenses increased by $805,020 for the first nine months of 2000 to $1,973,679 from $1,168,659 for the first nine months of 1999. This increase was primarily the result of increased payroll (primarily as a result of the addition of two new employees during the first quarter of 2000 and the accrual for certain performance bonuses), marketing, insurance, stock listing fees, depreciation, general expenses, and travel expenses, offset by lower investor and public relations expenses, legal and accounting fees.

Research and development expenditures increased by $502,622 to $1,706,344 for the first nine months of 2000 from $1,203,722 for the first nine months of 1999. This increase was primarily the result of higher research-related salaries and performance bonuses, materials costs, patent and depreciation expenses.

During the first nine months  of 1999, the Company purchased
74 patents and patent applications from Glaverbel S.A. covering various inventions relating to SPD technology for which a lump-sum payment of $289,177 was made. In accordance with the Company's accounting policy, such amount was expensed.

Operating expenses and research and development expenses listed above included amounts accrued under a performance bonus plan of $477,500 and $277,500, respectively. These performance bonuses in the amount accrued for were paid by the Company during the third quarter of 2000 because the applicable performance milestones were achieved. In addition to these performance bonus accruals, the Company also recorded a non-cash compensation charge of $3,133,748 which is related to the non-recurring grant of certain contingent performance options issued to employees and directors during 1999. Because of the performance milestones which must be achieved in order for these options to vest (and which in fact were achieved during the second quarter of 2000), the Company was required to account for these options as variable plan under APB Opinion No. 25. Without taking into account the non-cash accounting charge associated with the contingent performance options described above, the Company's net loss would have been $2,737,139 ($0.23 per share) for the first nine months of 2000 as compared to $2,263,292 ($0.21 per share) for the first nine months of 1999.

The Company's net gain from its investing activities for the first nine months of 2000 was $644,191, as compared to a net gain from its investing activities of $294,516 for the third quarter of 1999 ($199,515 of which was net investment income and $95,001 was interest income recorded by the Company during the first nine months of 1999 from the repayment of notes receivable from one of its officers). The higher level of net investment income was primarily due to higher level average investment balances in the first nine months of 2000 compared to the first nine months of 1999.

As a consequence of the factors discussed above, the Company's net loss was $5,870,887 ($0.49 per share) for the first nine months of 2000 as compared to $2,263,292 ($0.21 per share) for the first nine months of 1999. Without taking into account the non-cash accounting charge associated with the contingent performance options described above, the Company's net loss would have been $2,737,139 ($0.23 per share) for the first nine months of 2000 as compared to $2,263,292 ($0.21 per share) for the first nine months of 1999.

Results of Operations for the Three Month Periods Ended
September 30, 2000 and 1999

The Company's fee income from licensing activities for the third quarter of 2000 was $99,959 as compared to $12,500 for the third quarter of 1999.

Operating expenses increased by $72,453 for the third quarter of 2000 to $439,139 from $366,686 for the third quarter of 1999. This increase was primarily the result of increased payroll (primarily as a result of the addition of two new employees during the first quarter of 2000), marketing, insurance, depreciation, and travel expenses, offset by lower investor and public relations expenses, legal and accounting fees.

Research and development expenditures increased by $36,882 to $427,966 for the third quarter of 2000 from $391,084 for the third quarter of 1999. This increase was primarily the result of higher research-related salaries, patent, insurance, and depreciation expenses, offset by lower materials costs.

The Company's net gain from its investing activities for the third quarter of 2000 was $227,204, as compared to a net gain from its investing activities of $168,418 for the third quarter of 1999 ($73,417 of which was net investment income and $95,001 was interest income recorded by the Company during the third quarter of 1999 from the repayment of notes receivable from one of its officers). The higher level of net investment income was primarily due to higher level average investment balances in the third quarter of 2000 compared to the third quarter of 1999.

As a consequence of the factors discussed above, the Company's net loss was $539,942 ($0.04 per share) for the third quarter of 2000 as compared to $576,852 ($0.05 per share) for the third quarter of 1999.

Financial Condition, Liquidity and Capital Resources

During the first nine months of 2000, the Company's cash and cash equivalent balance increased by $1,183,680 principally as a result of the $11,464,577 of proceeds received, net of expenses, from the issuance of common stock upon the exercise of options and warrants, offset partially by cash used to fund the Company's operating activities of $2,849,236, its investing activities of $6,130,386, and the repurchase and subsequent retirement of $1,301,275 worth of the Company's common stock in the open market. At September 30, 2000, the Company had working capital of $16,379,762 and its shareholders' equity was $16,746,327.

In December 1999, the Company's Board of Directors approved a performance bonus plan which provides for a bonus to be paid on July 1, 2000 and January 1, 2001 equal to 1% of the increase, if any, in the Company's market value during the first and second halves of 2000. Bonuses are capped at a recipient's salary in the case of employees of the Company, and are currently capped at $55,000 in the case of non-employee directors of the Company. As noted above, the Company had accrued $755,000 as of June 30, 2000 towards the payment of these bonuses. Performance bonuses in the amount accrued for were paid by the Company during the third quarter of 2000 because the applicable performance milestones were achieved. No further bonuses were accrued during the third quarter of 2000.

The Company expects to use its cash and the proceeds from maturities of its investments to fund its research and development of SPD light valves and for other working capital purposes. The Company's working capital and capital requirements depend upon numerous factors, including the results of research and development activities, competitive and technological developments, the timing and cost of patent filings, the development of new licensees and changes in the Company's relationships with its existing licensees. The degree of dependence of the Company's working capital requirements on each of the foregoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements; the addition of new licensees may provide additional working capital or working capital requirements, and changes in relationships with existing licensees would have a favorable or negative impact depending upon the nature of such changes. Based upon existing levels of expenditures, assumed ten percent annual increases therein, existing cash reserves and budgeted revenues, the Company believes that it would not require additional funding for at least the next four to five years (without giving effect to any new financing raised). There can be no assurance that expenditures will not exceed the anticipated amounts or that additional financing, if required, will be available when needed or, if available, that its terms will be favorable or acceptable to the Company. Eventual success of the Company and generation of positive cash flow will be dependent upon the commercialization of products using the Company's technology by the Company's licensees and payments of continuing royalties on account thereof.

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

Date: November 13, 2000