Form 10-Q/A
period 2000-03-31
RESEARCH FRONTIERS INC
filed 2001-03-30
CIK 793524

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-Q/A

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

   For Quarter Ended March 31, 2000    Commission File No.  1-9399

                   RESEARCH FRONTIERS INCORPORATED
         (Exact name of registrant as specified in charter)


                    Delaware                         11-2103466
     (State of incorporation or organization)    (IRS Employer
                                              Identification No.)

     240 Crossways Park Drive, Woodbury, N.Y.           11797
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

THE INFORMATION CONTAINED HEREIN HAS BEEN
RESTATED ON MARCH 30, 2001 TO REFLECT A NON-CASH
ACCOUNTING CHARGE RESULTING FROM WARRANTS
GRANTED TO A CONSULTANT IN 1994 TO PURCHASE
25,000 SHARES OF COMMON STOCK.  SUCH WARRANTS
VESTED DURING MARCH OF 2000 (SEE NOTES TO
FINANCIAL STATEMENTS).


                     RESEARCH FRONTIERS INCORPORATED

                             Balance Sheets

                                                      March 31,2000
                    Assets                            (Unaudited)    Dec.31,1999

Current assets:
 Cash and cash equivalents                           $ 16,341,760     8,142,569
 Marketable investment securities-held-to-maturity      1,246,083     1,246,083
 Receivable from warrant exercise pending settlement           --       222,549
 Salary advance to officer                                 92,501        66,445
 Royalty receivable                                       172,950            --
 Prepaid expenses and other current assets                 32,147        17,491
                   Total current assets                17,885,441     9,695,137

Fixed assets, net                                         331,953       319,321
Deposits and other assets                                  22,605        22,605

                   Total assets                      $ 18,239,999    10,037,063

     Liabilities and Shareholders' Equity

Current liabilities:
 Accounts payable                                         155,177       158,702
 Deferred revenue                                         120,330        46,154
 Accrued expenses                                         503,512       324,471

                   Total liabilities                      779,019       529,327

Shareholders' equity:
 Capital stock, par value $0.0001 per share; authorized
  100,000,000 shares, issued and outstanding 12,097,671
  shares and 11,523,900 shares                              1,210         1,152
 Additional paid-in capital                            52,251,401    39,750,276
 Accumulated deficit                                  (34,638,670)  (30,090,731)
                                                       17,613,941     9,660,697

 Notes receivable from officers                          (152,961)     (152,961)

                   Total shareholders' equity          17,460,980     9,507,736

      Total liabilities and shareholders' equity     $ 18,239,999    10,037,063

See accompanying notes to financial statements.




                     RESEARCH FRONTIERS INCORPORATED

                        Statements of Operations

                               (Unaudited)






                                                    Three months ended
                                               March 31,2000       March 31,1999

Fee income                                      $  98,774                50,625
Operating expenses                              1,397,830               376,039
Research and development                          667,112               430,838

Non-recurring non-cash compensation expense     2,770,000                    --

                                                4,834,942               806,877

Operating loss                                 (4,736,168)             (756,252)

Net investment income                             188,229                66,427

              Net loss                       $ (4,547,939)             (689,825)

Basic and diluted net loss per common share  $       (.38)                 (.06)

Weighted average number of
common shares outstanding                      11,948,705            10,940,549


  See accompanying notes to financial statements.


                    RESEARCH FRONTIERS INCORPORATED

                       Statements of Cash Flows

                              (Unaudited)


                                                        Three months ended
                                                   March 31,2000  March 31, 1999

Cash flows from operating activities:
 Net loss                                         $  (4,547,939)       (689,825)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization                        24,696          19,884
   Expense relating to issuance of
    contingent performance options                   2,770,000              --
   Expense relating to issuance of stock
    and warrants for services performed                 543,782              --
   Changes in assets and liabilities:
    Salary advance to officer                          (26,056)             --
    Royalty receivable                                (172,950)         (50,000)
    Prepaid expenses and other current assets          (14,656)         (43,583)
    Deferred revenue                                    74,176            9,375
    Accounts payable & accrued expenses                175,516          (12,624)

      Net cash used in operating activities         (1,173,431)        (766,773)

Cash flows from investing activities:
 Purchase of fixed assets                              (37,328)          (4,353)

      Net cash used in investing activities            (37,328)          (4,353)

Cash flows from financing activities:
 Proceeds from issuances of common stock             9,409,950          264,001
 Purchase of treasury stock                                 --          (72,525)

      Net cash provided by financing activities      9,409,950          191,476

Net increase (decrease) in cash and cash equivalents 8,199,191         (579,650)

Cash and cash equivalents at beginning of year       8,142,569        5,403,283

Cash  and cash equivalents at end of period        $16,341,760        4,823,633


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

Comprehensive Income

The Company accounts for its comprehensive income under the provisions of Statement of Financial Accounting Standards No.
130,  "Reporting Comprehensive Income." (Statement 130).
Statement 130 requires that companies disclose comprehensive income, which includes net income, foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Because the Company did not have any foreign currency translation adjustments, minimum pension liability adjustments, or unrealized gains or losses on marketable securities classified as available-for-sale, for the three months ended March 31, 2000 and 1999, comprehensive loss equaled the net loss of $4,547,939 and $689,825, respectively.

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

Vesting of Performance Warrants

The accompanying financial results for the first quarter of the year ended December 31, 2000 have been restated from amounts originally reported to reflect a non-cash accounting charge of $528,198 ($0.04 per basic and diluted share) that resulted in an increase in operating expenses and net loss resulting from warrants granted to a consultant in 1994 to purchase 25,000 shares of common stock which only vested when certain performance criteria were met. Such warrants vested during March of 2000, based upon the performance criteria being achieved as a result of the Company's license agreement with Thermoview Industries, Inc. In accordance with EITF Issue 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," the Company recorded consulting expense of $528,198 based upon the fair value of such warrants on the date the warrants vested as determined using a Black-Scholes option pricing model.
The following summarizes the impact of the restatement on the balance sheet as of March 31,2000 and the statement of operations for the three months ended March 31, 2000:

                          Three Months         Non-Cash          Three Months
                          Ended March 31,2000  Accounting Charge March 31, 2000
                                               for Vested Warrants


                           (as previously reported)                (as restated)



Operating expenses                869,632            528,198          1,397,830


Operating loss                 (4,207,970)          (528,198)        (4,736,168)


Net loss                       (4,019,741)          (528,198)        (4,547,939)


Basic and diluted net loss
per common share                     (.34)              (.04)              (.38)


Additional paid-in capital     51,723,203            528,198         52,251,401


Accumulated deficit           (34,110,472)          (528,198)       (34,638,670)


             Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Results of Operations for the Three Month Periods Ended March 31, 2000 and 1999

The Company's fee income from licensing activities for the first three months of 2000 was $98,774 as compared to $50,625 for the first three months of 1999.

Operating expenses increased by $1,021,791 for the first three months of 2000 to $1,397,830 from $376,039 for the first three months of 1999.This increase was primarily the result of a non-cash accounting charge of $528,198 relating to the vesting of warrants based upon performance criteria being achieved, in which the Company recorded consulting expense of $528,198 based upon the fair value of such warrants on the date the warrants vested as determined using a Black-Scholes option pricing model and increased payroll (primarily as a result of the addition of two new employees during the first quarter of 2000 and the accrual for certain performance bonuses), public relations, depreciation, and travel expenses, offset by lower insurance expenses.

Research and development expenditures increased by $236,274 to $667,112 for the first three months of 2000 from $430,838 for the first three months of 1999. This increase was primarily the result of higher research-related salaries and performance bonuses, patent and depreciation expenses, offset by lower costs for materials, and lower consulting and insurance expenses.

Operating expenses and research and development expenses listed above included amounts accrued under a performance bonus plan of $238,750 and $138,750, respectively. These performance bonuses have not been paid by the Company, and the amount, if any, of these bonuses will be determined based upon performance milestones achieved during the remainder of the Company's current fiscal year. Although whether these performance bonuses will be paid, and their exact amount, cannot be determined at this time, the Company has accrued the above amounts as an expense as of March 31, 2000. In addition to these performance bonus accruals, the Company also recorded a non-cash compensation charge of $2,770,000 which is related to the non-recurring grant of certain contingent performance options issued to employees and directors during 1999. Because of the performance milestones which must be achieved in order for these options to vest, the Company is required to account for these options as variable plan under APB Opinion No.25. The calculation of this charge was based on the closing price of the Company's common stock of $29.50 per share as of March 31, 2000. A lower or higher price per share on that date would have led to a lower or higher charge, respectively, for these two items. For example, had the non-cash compensation expense recognized in connection with these contingent performance bonuses and options been calculated using the closing stock price of $19.0625 as of May 10, 2000, the charge would have been $136,579 lower in the case of the bonus accruals, and $1,710,000 lower in the case of the performance options. Without taking into account the non-cash accounting charge associated with the contingent performance options described above, the performance warrants described above, and the accrual for the performance-based compensation listed above, the Company's net loss would have been $872,241 ($0.07 per share) for the first three months of 2000 as compared to $689,825 ($0.06 per share) for the first three months of 1999.

The Company's net gain from its investing activities for the first quarter of 2000 was $188,229, as compared to a net gain from its investing activities of $66,427 for the first quarter of 1999. This difference was primarily due to higher level average investment balances in the first quarter of 2000 compared to the first quarter of 1999.

As a consequence of the factors discussed above, the Company's net loss was $4,547,939 ($0.38 per share) for the first three months of 2000 as compared to $689,825 ($0.06 per share) for the first three months of 1999. Without taking into account the non-cash accounting charge associated with the contingent performance options described above, the performance warrants described above, and the accrual for the performance-based compensation listed above, the Company's net loss would have been $872,241 ($0.07 per share) for the first three months of 2000 as compared to $689,825 ($0.06 per share) for the first three months of 1999.

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

Date: March 30, 2001