Form 10-Q/A
period 2000-06-30
RESEARCH FRONTIERS INC
filed 2001-03-30
CIK 793524

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

                     RESEARCH FRONTIERS INCORPORATED

                             Balance Sheets

                                                       June 30,2000
                    Assets                              (Unaudited) Dec.31,1999

Current assets:
 Cash  and cash equivalents                          $   14,606,547   8,142,569
 Marketable investment securities-held-to-maturity        3,276,280   1,246,083
 Marketable investment securities-available for sale         16,406          --
 Royalty receivable                                         340,000          --
 Receivable from warrant exercise pending settlement             --     222,549
 Salary advance to officer                                       --      66,445
 Prepaid expenses and other current assets                   34,388      17,491
                   Total current assets                  18,273,621   9,695,137

Fixed assets, net                                           318,131     319,321
Deposits and other assets                                    22,605      22,605

                   Total assets                      $   18,614,357  10,037,063

                   Liabilities and Shareholders' Equity

Current liabilities:
 Accounts payable                                          114,682      158,702
 Deferred revenue                                          237,420       46,154
 Accrued expenses                                          863,219      324,471

                   Total liabilities                     1,215,321      529,327

Shareholders' equity:
 Capital stock, par value $0.0001 per share;
  authorized 100,000,000 shares, issued and
  outstanding 12,134,571 shares and 11,523,900 shares        1,213        1,152
 Additional paid-in capital                             53,534,252   39,750,276
 Other comprehensive loss                                  (33,594)          --
 Accumulated deficit                                   (35,949,874) (30,090,731)
                                                        17,551,997    9,660,697

 Notes receivable from officers                           (152,961)    (152,961)

           Total shareholders' equity                   17,399,036    9,507,736

           Total liabilities and shareholders' equity $ 18,614,357   10,037,063

See accompanying notes to financial statements.



                     RESEARCH FRONTIERS INCORPORATED

                        Statements of Operations

                               (Unaudited)


                            Six months ended             Three months ended
                        June 30,2000  June 30,1999   June 30,2000  June 30,1999

Fee income              $    198,734        91,250   $     99,960        40,625

Operating expenses         2,062,738       801,973        664,908       425,934

Purchase of patents               --       289,177             --       289,177

Research and development   1,278,378       812,638        611,266       381,800

Non-recurring non-cash
 compensation expense      3,133,748            --        363,748            --

                           6,474,864     1,903,788      1,639,922     1,096,911

Operating loss            (6,276,130)   (1,812,538)    (1,539,962)   (1,056,286)

Net investment income        416,987       126,098        228,758        59,671

Net loss                $ (5,859,143)   (1,686,440)   $(1,311,204)     (996,615)

Basic and diluted net
loss per common share   $       (.49)         (.15)   $      (.11)         (.09)

Weighted average number of
common shares outstanding 12,022,456    10,949,096     12,096,206    10,957,549

See accompanying notes to financial statements.

                    RESEARCH FRONTIERS INCORPORATED
                       Statements of Cash Flows
                              (Unaudited)

                                                          Six months ended
                                                     June 30,2000  June 30, 1999

Cash flows from operating activities:
 Net loss                                          $  (5,859,143)    (1,686,440)
 Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation and amortization                           49,965         40,341
  Expense relating to issuance of
   contingent performance options                      3,133,748             --
  Expense relating to issuance of stock and
   warrants for services performed                        550,366          4,584
  Revenue relating to marketable securities
   received as license fee                               (50,000)            --
  Cashless exercise of warrants                               --         21,820
  Changes in assets and liabilities:
   Salary advance to officer                              66,445             --
   Royalty receivable                                   (340,000)       (50,000)
   Accrued interest and dividends receivable              (1,537)          (247)
   Prepaid expenses and other current assets             (15,360)       (73,663)
   Deferred revenue                                      191,266        (31,250)
   Accounts payable and accrued expenses                 494,728        (32,220)

   Net cash used in operating activities              (1,779,522)    (1,807,075)

Cash flows from investing activities:
 Proceeds from maturity of held-to-maturity
  treasury securities                                  1,246,083      1,189,386
 Purchases of held-to-maturity treasury securities    (3,276,280)    (1,215,795)
 Purchases of fixed assets                               (48,775)       (15,727)

   Net cash used in investing activities              (2,078,972)       (42,136)

Cash flows from financing activities:
 Net proceeds from issuances of common stock          10,600,750        614,837
 Purchase of treasury stock                             (278,278)      (165,475)

Net cash provided by financing activities             10,322,472        449,362

Net increase (decrease) in cash and cash equivalents   6,463,978     (1,399,849)

Cash and cash equivalents at beginning of year         8,142,569      5,403,283

Cash and cash equivalents at end of period          $ 14,606,547      4,003,434

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

Comprehensive Income

The Company accounts for its comprehensive income under the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." (Statement 130). Statement 130 requires that companies disclose comprehensive income, which includes net income, foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. The Company did not have any foreign currency translation adjustments, or minimum pension liability adjustments during 2000 or 1999. The Company did not have unrealized gains or losses on marketable securities classified as available-for-sale during 1999 or the first quarter of 2000, but did have an unrealized loss on marketable securities classified as available-for-sale during the second quarter of 2000. Consequently, comprehensive loss equaled the net loss of $996,615 and $1,686,440 for the three and six months ended June 30, 1999, respectively, and was $1,344,798 and $5,892,737 for the three and six months ended
June 30, 2000, respectively.

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

Vesting of Performance Warrants

The accompanying financial results for the six months ended June 30, 2000 have been restated from amounts originally reported to reflect a non-cash accounting charge of $528,198 ($0.05 per basic and diluted share) that occurred in the first quarter and that resulted in an increase in operating expenses and net loss in that quarter resulting from warrants granted to a consultant in 1994 to purchase 25,000 shares of common stock which only vested when certain performance criteria were met. Such warrants vested during March of 2000, based upon the performance criteria being achieved as a result of the Company's license agreement with Thermoview Industries, Inc. There was no effect of this adjustment on the results of operations for the three months ended June 30, 2000. In accordance with EITF Issue 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," the Company recorded consulting expense of $528,198 based upon the fair value of such warrants on the date the warrants vested as determined using a Black-Scholes option pricing model. The following summarizes the impact of the restatement on the balance sheet as of June 30,2000 and the statement of operations for the six months ended June 30, 2000:

                             Six Months Ended    Non-Cash Accounting  Six Months
                             June 30, 2000         Charge for         ended
                                                   Vested Warrants June 30, 2000

                          (as previously reported)                 (as restated)

Operating expenses                1,534,540            528,198       2,062,738


Operating loss                   (5,747,932)          (528,198)     (6,276,130)


Net loss                         (5,330,945)          (528,198)     (5,859,143)


Basic and diluted net loss
per common share                       (.44)              (.05)           (.49)


Additional paid-in capital       53,006,054            528,198      53,534,252


Accumulated deficit             (35,421,676)          (528,198)    (35,949,874)


             Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Results of Operations for the Six Month Periods Ended June 30, 2000 and 1999

The Company's fee income from licensing activities for the first six months of 2000 was $198,734 as compared to $91,250 for the first six months of 1999.

Operating expenses increased by $1,260,765 for the first six months of 2000 to $2,062,738 from $801,973 for the first six months of 1999.This increase was primarily the result of a non-cash accounting charge of $528,198 relating to the vesting of warrants based upon performance criteria being achieved, in which the Company recorded consulting expense of $528,198 based upon the fair value of such warrants on the date the warrants vested as determined using a Black-Scholes option pricing model and increased payroll
(primarily as a result of the addition of two new employees during the first quarter of 2000 and the accrual for certain performance bonuses), insurance, public relations, stock listing fees, depreciation, general expenses, and travel expenses, offset by lower investor relations expenses,legal and accounting fees.

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

Operating expenses and research and development expenses listed above included amounts accrued under a performance bonus plan of $477,500 and $277,500, respectively. These performance bonuses in the amount accrued for were paid by the Company during the third quarter of 2000 because the applicable performance milestones were achieved. In addition to these performance bonus accruals, the Company also recorded a non-cash compensation charge of $3,133,748 which is related to the non-recurring grant of certain contingent performance options issued to employees and directors during 1999. Because of the performance milestones which must be achieved in order for these options to vest (and which in fact were achieved during the second quarter of 2000), the Company was required to account for these options as variable plan under APB Opinion No.25. Without taking into account the non-cash accounting charge associated with the contingent performance options described above, and the performance warrants described above, the Company's net loss would have been $2,197,197 ($0.18 per share) for the first six months of 2000 as compared to $1,686,440 ($0.15 per share) for the first six months of 1999.

The Company's net gain from its investing activities for the first six months of 2000 was $416,987, as compared to a net gain from its investing activities of $126,098 for the first six months of 1999. This difference was primarily due to higher level average investment balances in the first half of 2000 compared to the first half of 1999.

As a consequence of the factors discussed above, the Company's net loss was $5,859,143 ($0.49 per share) for the first six months of 2000 as compared to $1,686,440 ($0.15 per share) for the first six months of 1999. Without taking into account the non-cash accounting charge associated with the contingent performance options described above, and the performance warrants described above, the Company's net loss would have been $2,197,197 ($0.18 per share) for the first six months of 2000 as compared to $1,686,440 ($0.15 per share) for the first six months of 1999.

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