Form 10-Q/A
period 2000-09-30
RESEARCH FRONTIERS INC
filed 2001-03-30
CIK 793524

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

                     RESEARCH FRONTIERS INCORPORATED

                             Balance Sheets

                                                    September 30,2000
                    Assets                              (Unaudited)  Dec.31,1999

Current assets:
 Cash  and cash equivalents                          $    9,326,949   8,142,569
 Marketable investment securities-held-to-maturity        7,272,100   1,246,083
 Marketable investment securities-available for sale          7,812          --
 Royalty receivable                                          65,000          --
 Receivable from warrant exercise pending settlement             --     222,549
 Salary advance to officer                                       --      66,445
 Prepaid expenses and other current assets                  114,300      17,491
                   Total current assets                  16,785,461   9,695,137

Fixed assets, net                                           343,950     319,321
Deposits and other assets                                    22,605      22,605

                   Total assets                      $   17,152,016  10,037,063

                   Liabilities and Shareholders' Equity

Current liabilities:
 Accounts payable                                          178,453      158,702
 Deferred revenue                                          137,461       46,154
 Accrued expenses                                           89,775      324,471

                   Total liabilities                       405,689      529,327

Shareholders' equity:
 Capital stock, par value $0.0001 per share;
  authorized 100,000,000 shares, issued and
  outstanding 12,159,583 shares and 11,523,900 shares        1,216        1,152
 Additional paid-in capital                             53,430,075   39,750,276
 Other comprehensive loss                                  (42,188)          --
 Accumulated deficit                                   (36,489,815) (30,090,731)
                                                        16,899,288    9,660,697

 Notes receivable from officers                           (152,961)    (152,961)

           Total shareholders' equity                   16,746,327    9,507,736

           Total liabilities and shareholders' equity $ 17,152,016   10,037,063

See accompanying notes to financial statements.



                     RESEARCH FRONTIERS INCORPORATED

                        Statements of Operations

                               (Unaudited)


                            Nine months ended             Three months ended
                        Sept. 30,2000 Sept. 30,1999  Sept. 30,2000 Sept. 30,1999

Fee income              $    298,693       103,750   $     99,959        12,500

Operating expenses         2,501,877     1,168,659        439,139       366,686

Purchase of patents               --       289,177             --            --

Research and development   1,706,344     1,203,722        427,966       391,084

Non-recurring non-cash
 compensation expense      3,133,748            --             --            --

                           7,341,969     2,661,558        867,105       757,770

Operating loss            (7,043,276)   (2,557,808)    (767,146)   (745,270)

Net investment income        644,191       199,515        227,204        73,417

Interest income on note
receivable from officer           --        95,001             --        95,001

Net loss                $ (6,399,085)   (2,263,292)     $(539,942)     (576,852)

Basic and diluted net
loss per common share   $       (.53)         (.21)   $      (.04)         (.05)

Weighted average number of
common shares outstanding 12,073,688    11,018,830     12,175,039    11,156,023

See accompanying notes to financial statements.

                    RESEARCH FRONTIERS INCORPORATED
                       Statements of Cash Flows
                              (Unaudited)

                                                          Nine months ended
                                                    Sept. 30,2000 Sept. 30, 1999

Cash flows from operating activities:
 Net loss                                           $  (6,399,085)   (2,263,292)
 Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation and amortization                            79,740        60,850
  Interest income on officer notes receivable                  --       (95,001)
  Expense relating to issuance of
   contingent performance options                       3,133,748            --
  Expense relating to issuance of stock and
   warrants for services performed                         605,363        12,168
  Revenue relating to marketable securities
   received as license fee                                (50,000)           --
  Cashless exercise of warrants                                --        21,820
  Changes in assets and liabilities:
   Salary advance to officer                               66,445            --
   Royalty receivable                                     (65,000)      (50,000)
   Prepaid expenses and other current assets              (96,809)        5,412
   Deferred revenue                                        91,307       (43,750)
   Accounts payable and accrued expenses                 (214,945)      (34,619)

   Net cash used in operating activities               (2,849,236)   (2,336,412)

Cash flows from investing activities:
 Proceeds from maturity of held-to-maturity
  treasury securities                                   1,246,083     1,189,386
 Purchases of held-to-maturity treasury securities     (7,272,100)   (1,215,795)
 Purchases of fixed assets                               (104,369)      (20,085)
   Net cash used in investing activities               (6,130,386)      (46,494)

Cash flows from financing activities:
 Net proceeds from issuances of common stock           11,464,577     3,479,840
 Repayment of loans to officers                                --       345,000
 Purchase of treasury stock                            (1,301,275)     (165,475)

Net cash provided by financing activities              10,163,302     3,659,365

Net increase in cash and cash equivalents               1,183,680     1,276,459

Cash and cash equivalents at beginning of year          8,142,569     5,403,283

Cash and cash equivalents at end of period          $   9,326,249     6,679,742

Non-cash financing activities:
Principal payment on officer's notes receivable
     by surrendering of common stock                $          --       387,000

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

Comprehensive Income

The Company accounts for its comprehensive income under the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." (Statement 130). Statement 130 requires that companies disclose comprehensive income, which includes net income, foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. The Company did not have any foreign currency translation adjustments, or minimum pension liability adjustments during 2000 or 1999. The Company did not have unrealized gains or losses on marketable securities classified as available-for-sale during 1999 or the first quarter of 2000, but did have an unrealized loss on marketable securities classified as available-for-sale during the second and third quarters of 2000. Consequently, comprehensive loss equaled the net loss of $576,852 and $2,263,292 for the three and nine months ended September 30, 1999, respectively, and was $548,536 and $6,441,273 for the three and nine months ended September 30, 2000, respectively.

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

Vesting of Performance Warrants

The accompanying financial results for the nine months ended September 30, 2000 have been restated from amounts originally reported to reflect a non-cash accounting charge of $528,198 ($0.04 per basic and diluted share) that occurred in the first quarter and that resulted in an increase in operating expenses and net loss in that quarter resulting from warrants granted to a consultant in 1994 to purchase 25,000 shares of common stock which only vested when certain performance criteria were met. Such warrants vested during March of 2000, based upon the performance criteria being achieved as a result of the Company's license agreement with Thermoview Industries, Inc. There was no effect of this adjustment on the results of operations for the three months ended September 30, 2000. In accordance with EITF Issue 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," the Company recorded consulting expense of $528,198 based upon the fair value of such warrants on the date the warrants vested as determined using a Black-Scholes option pricing model. The following summarizes the impact of the restatement on the balance sheet as of September 30, 2000 and the statement of operations for the nine months ended September 30, 2000:

                       Nine Months Ended         Non-Cash          Nine Months
                       September 30, 2000     Accounting Charge   Ended Septem-
                                             for Vested Warrants   ber 30, 2001

                     (as previously reported)                      (as restated)

Operating expenses             1,973,679             528,198          2,501,877

Operating loss                (6,515,078)           (528,198)        (7,043,276)

Net loss                      (5,870,887)           (528,198)        (6,399,085)

Basic and diluted net loss
per common share                    (.49)               (.04)              (.53)


Additional paid-in capital    52,901,877             528,198         53,430,075


Accumulated deficit          (35,961,617)           (528,198)       (36,489,815)


             Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Results of Operations for the Nine Month Periods
Ended September 30, 2000 and 1999

The Company's fee income from licensing activities for the first nine months of 2000 was $298,693 as compared to $103,750 for the first nine months of 1999.

Operating expenses increased by $1,333,218 for the first nine months of 2000 to $2,501,877 from $1,168,659 for the first nine months of 1999. This increase was primarily the result of a non-cash accounting charge of $528,198 relating to the vesting of warrants based upon performance criteria being achieved, in which the Company recorded consulting expense of $528,198 based upon the fair value of such warrants on the date the warrants vested as determined using a Black-Scholes option pricing model and increased payroll (primarily as a result of the addition of two new employees during the first quarter of 2000 and the accrual for certain performance bonuses), marketing, insurance, stock listing fees, depreciation, general expenses, and travel expenses, offset by lower investor and public relations expenses, legal and accounting fees.

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

Operating expenses and research and development expenses listed above included amounts accrued under a performance bonus plan of $477,500 and $277,500, respectively. These performance bonuses in the amount accrued for were paid by the Company during the third quarter of 2000 because the applicable performance milestones were achieved. In addition to these performance bonus accruals, the Company also recorded a non-cash compensation charge of $3,133,748 which is related to the non-recurring grant of certain contingent performance options issued to employees and directors during 1999. Because of the performance milestones which must be achieved in order for these options to vest (and which in fact were achieved during the second quarter of 2000), the Company was required to account for these options as variable plan under APB Opinion No. 25. Without taking into account the non-cash accounting charge associated with the contingent performance options described above, and the performance warrants described above, the Company's net loss would have been $2,737,139
($0.23 per share) for the first nine months of 2000 as compared to $2,263,292 ($0.21 per share) for the first nine months of 1999.

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

As a consequence of the factors discussed above, the Company's net loss was $6,399,085 ($0.53 per share) for the first nine months of 2000 as compared to $2,263,292 ($0.21 per share) for the first nine months of 1999. Without taking into account the non-cash accounting charge associated with the contingent performance options described above, and the performance warrants described above, the Company's net loss would have been $2,737,139 ($0.23 per share) for the first nine months of 2000 as compared to $2,263,292 ($0.21 per share) for the first nine months of 1999.

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