Form 10-K405
period 2000-12-31
RESEARCH FRONTIERS INC
filed 2001-03-30
CIK 793524

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of
                  THE SECURITIES AND EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 2000  Commission File Number 1-9399

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

Yes  X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 29, 2001 there were 12,001,083 shares of Research Frontiers Incorporated common stock outstanding (of which 926,561 shares were held, either directly or indirectly, by affiliates of the Company), and the aggregate market value of the common shares (based upon the closing trading price of these shares on NASDAQ on March 29, 2001) held by non-affiliates was approximately $193,804,135. In making this computation, all shares known to be owned by directors and executive officers of the Company and all shares known to be owned by other persons holding in excess of 5% of the Company's common stock have been deemed held by "affiliates" of the Company. Nothing herein shall prejudice the right of the Company or any such person to deny that any such director, executive officer, or stockholder is an "affiliate."

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

The following table summarizes Research Frontiers' existing license agreements and lists the year these agreements were entered into:

Licensee or Optionee          Products Covered                        Territory

AP Technoglass Co.           Sunroof glass for other licensees (2001)  Worldwide

Dainippon Ink and            SPD emulsions for other licensees (1999)  Worldwide
 Chemicals Incorporated

Film Technologies Int'l      SPD film for other licensees and          Worldwide
                             prospective licensees (2001)


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

InspecTech Aero Service Inc. Aircraft windows and cabin dividers (2001)Worldwide
                                                                   (except Korea
                                                                    for windows)


Material Sciences Corp.      Architectural and automotive windows,     Worldwide
                             SPD film for other licensees, prospective licensees and architectural and automotive window companies (1997)

Polaroid Corporation         SPD emulsions and films for other         Worldwide
                             licensees (2000)

ThermoView Industries, Inc.  Architectural windows (2000)              Worldwide
                                                                  (except Korea)

Vision-Ease Lens Azusa,Inc.  Eyewear (1997)                            Worldwide

Licensees of Research Frontiers who incorporate SPD technology into end products will pay Research Frontiers royalty of a 5-10% of net sales of licensed products under license agreements currently in effect, and may also be required to pay Research Frontiers minimum annual royalties. Research Frontiers' license agreements typically allow the licensee to terminate the license after some period of time, and give
Research Frontiers only limited rights to terminate before the license expires. Most licenses are non-exclusive and generally last as long as our patents remain in effect. The license granted to Hankuk Glass Industries is exclusive within Korea for certain applications through December 2004. Vision-Ease's license for eyewear is exclusive during the term of the license. Global
Mirror's license restricts new licenses from being granted in the truck mirror original equipment market for a period of time if certain sales milestones are met with respect to commercial vehicles in Classes 5 through 8 with gross vehicle weights in excess of 16,000 pounds.

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

     On March 29, 2001, the Company had thirteen full-time employees, six of whom are technical personnel, and the rest of whom perform legal, marketing, investor relations, and administrative functions. Of these employees, two have obtained a doctorate in chemistry, one has a masters in chemistry, two have extensive industrial experience in electronics and electrical engineering, and one has majored in physics. Three employees also have additional postgraduate degrees in business administration. Also the Company's suppliers and licensees have people on their teams with advanced degrees in a number of areas relevant to the commercial development of products using the Company's technology. The success of the Company is dependent on, among other things, the services of its senior management, the loss of whose services could have a material adverse effect upon the prospects of the Company.

     The Company expects to compete against various technologies that are currently being used commercially. In particular, the Company expects to compete on the basis of the performance characteristics of its display products with liquid crystal displays ("LCDs"). An LCD is generally similar in construction to an SPD display, but instead of a liquid or film suspension, utilizes an organic material called a liquid crystal which, although comprised of molecules that flow like a liquid, has some of the characteristics of solid crystals. Like SPD displays, LCDs are "passive" devices which do not generate light, but merely reflect or modulate existing light. The market for flat panel displays was estimated by others to have been approximately $21.3 billion for 2000. The Company believes that some of its licensees may begin to challenge liquid crystal displays with SPDs for part of the flat panel display market during the next several years.

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

     Electrochromic Technology: When compared to electrochromic windows and rear-view mirrors, which use a direct current voltage to alter the molecular structure of electrochromic materials (which can be in the form of either a liquid, gel or solid film) causing the material to darken, SPDs have numerous potential performance, manufacturing and cost advantages. In comparing the Company's SPD light valves to electrochromic technologies, SPDs are expected to have some or all of the following advantages: (i) faster response time, (ii) lower estimated costs, (iii) more reliable performance over a wider temperature range, (iv) capability of achieving darker off-states, (v) lower current drain, (vi) higher estimated battery life in applications where batteries are used, and (vii) no "iris effect" (where light transmission changes first occur at the outer edges of a window or mirror and then work their way toward the center) when changing from clear to dark and back again.
Many companies with substantially greater resources than Research Frontiers such as 3M, Asahi Glass, Gentex Corp., Pilkington, PPG Industries, Schott Donnelly, nd other large corporations are pursuing projects in the electrochromic area. Pilkington has reportedly introduced an electrochromic window in Germany having an estimated installed cost of about
$125 per square foot.

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

Research Frontiers incurred about $2,619,000, $1,971,000 (which includes the purchase of patents), and $1,647,000, during the years ended
December 31, 2000, 1999, and 1998, respectively, for research and development. Research Frontiers plans to engage in substantial continuing research and development activities.

Patents and Proprietary Information

     The Company has 19 United States patents in force. Five
United States patent applications are pending.  The Company's
United States patents expire at various dates from 2001 through 2017. The Company has approximately 73 issued patents and a substantial number of patent applications pending in foreign countries. In addition, in June 1999 the Company acquired 74 patents and patent applications from its licensee, Glaverbel, SA, which are in the process of being assigned to Research Frontiers. The Company's foreign patents expire at various dates from 2001 through 2014. The Company believes that its SPD light valve technology is adequately protected by its patent position and by its proprietary technological know-how. However, the validity of the Company's patents has never been contested in any litigation. To a lesser extent, the Company relies on trade secrets and nondisclosure agreements to protect its technology. The
Company generally requires any employee, consultant, or licensee having access to its confidential information to execute an agreement whereby such person agrees to keep such information confidential.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                              PART II

ITEM 5.MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

(a)  Market Information

     (1) The Company's common stock is traded on the NASDAQ National Market. As of March 29, 2001, there were
12,001,083 shares of common stock outstanding.

     (2) The following table sets forth the range of the high and low selling prices (as provided by the National Association of Securities Dealers) of the Company's common stock for each quarterly period within the past two fiscal years:

      Quarter Ended                  Low            High
      March 31, 1999                6.7500        11.0000
      June 30, 1999                 6.8750        10.0000
      September 30, 1999            9.0625        13.5625
      December 31, 1999             8.5000        15.4375
      March 31, 2000               14.6250        40.0000
      June 30, 2000                 9.6875        32.0000
      September 30, 2000           14.7500        31.7500
      December 31, 2000            13.7500        22.4375

      These quotations may reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

(b)   Approximate Number of Security Holders

      As of March 29, 2001, there were 562 holders of record of
the Company's common stock.   The Company estimates that there are over
10,375 beneficial holders of the Company's common stock.

(c)   Dividends

     The Company did not pay dividends on its common stock in 2000 and does not expect to pay any cash dividends in the foreseeable future. There are no restrictions on the payment of dividends.

ITEM 6.  SELECTED FINANCIAL DATA

    The following table sets forth selected data regarding the Company's operating results and financial position. The data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto, all of which are contained in this Annual Report on Form 10-K.

                                         Year ended December 31,
                               2000        1999       1998        1997     1996
Statement of Operations Data:
 Fee income                  $ 333,652 $ 128,096 $  108,735 $   60,000 $  50,000
 Operating expenses          3,027,655  1,605,028 1,631,179  1,884,038 1,226,410
 Research and development(1) 2,618,567  1,971,341 1,647,448  1,831,397 1,711,634
 Non-recurring non-cash
 compensation expense(2)     3,133,748    671,052        --         --        --

                             8,779,970  4,247,421  3,278,627 3,715,435 2,938,044
 Operating loss          (8,446,318)(4,119,325)(3,169,892)(3,655,435)(2,888,044)
 Net investment income(3)      878,518    386,303    460,572   425,990   413,206
 Other income                       --         --     91,379        --       --

 Net loss                (7,567,800)(3,733,022)(2,617,941)(3,229,445)(2,474,838)

 Basic and diluted net
 loss per common share         (.63)      (.34)      (.24)      (.32)      (.25)

 Dividends per share             --         --         --         --         --

                                              As of December 31,

                          2000        1999         1998        1997        1996

Balance Sheet Data:
 Total current assets  $15,358,819 $ 9,695,137 $6,728,453 $ 9,728,285 $8,193,639
 Total assets           15,729,127  10,037,063  7,021,291  10,033,663  8,425,141
 Long-term debt,includ           -          --         --          --         --
  ing accrued interest
 Total share-
   holders'equity       14,737,917   9,507,736  6,740,489   9,621,979  8,216,847

(1) Research and development expenses for 1999 include $289,177 paid by the Company for 74 patents and patent applications acquired from Glaverbel, SA.

(2) During 1999, the Company granted 237,800 contingent performance options to employees, which vested only, if a certain performance milestone in the price of the Company's common stock was achieved during 2000. The charges recorded as a result of the issuance of these performance options were calculated based upon changes in the Company's stock price as of the end of each quarter until the vesting date, and are non-cash compensation charges.

(3)  Net investment income for 2000, 1999, 1998, 1997, and 1996 includes $0, $95,001, $50,968, $68,810, and $211,360,
     respectively, of interest income received from officers of the Company upon payment of notes receivable, and $0, $0, $0, ($6,382), and $1,174,643, respectively of unrealized gain (loss) on investments. Prior to July 1997, the Company classified its investments as trading securities which resulted in the unrealized gains and losses recorded in the statement of operations.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Year ended December 31, 2000 Compared to the Year ended December 31, 1999

The Company's fee income from licensing activities for 2000 was $333,652 as compared to fee income of $128,096 for 1999. The increase in fee income was due to the Company entering into additional license agreements during the year and scheduled increases in the minimum annual royalties payable thereunder. Certain license fees, which are paid to the Company in advance of the accounting period in which they are earned resulting in the recognition of deferred revenue for the current accounting period, will be recognized as fee income in future periods.

Operating expenses increased by $1,422,627 for 2000 to $3,027,655 from $1,605,028 for 1999. This increase was primarily the result of increased compensation (primarily as a result of certain non-cash charges associated with performance options and warrants issued to consultants described below, the addition of two new employees during the first quarter of 2000, and the payment to employees for certain performance bonuses), marketing, insurance, stock listing fees, depreciation, general expenses, and travel expenses, offset by lower investor and public relations expenses, legal and accounting fees. During 2000, the Company incurred non-cash operating expenses of $598,758 in connection with the issuance of options to certain consultants valued by the Black-Scholes pricing model at $70,560, and a non-cash compensation charge of $528,198 relating to the vesting of certain performance based warrants issued to another consultant for services performed.

Research and development expenditures increased by $647,226 to $2,618,567 for 2000 from $1,971,341 for 1999. This increase was primarily the result of higher research-related salaries and performance bonuses, and higher materials costs, patent and depreciation expenses.

Operating expenses and research and development expenses listed above included amounts accrued under a performance bonus plan of $477,500 and $277,500, respectively. These performance bonuses in the amount accrued for were paid by the Company during the third quarter of 2000 because the applicable performance milestones were achieved. In addition to these performance bonus accruals, the Company also recorded a non-cash compensation charge of $3,133,748 and $671,052 with respect to 2000 and 1999, respectively, which is related to the non-recurring grant of certain contingent performance options issued to employees and directors during 1999.

The Company's net gain from its investing activities for 2000 was $878,518, as compared to a net gain from its investing activities of $291,302 for 1999. This difference was primarily due to a higher level of average investment balances in 2000 compared to the same period in 1999 as a result of proceeds received from the exercise of the Class A Warrant and employee stock options. In addition, during 1999 the Company recorded $95,001 of interest income on notes receivable from one of its officers which was paid through the delivery of shares of common stock to the Company.

As a consequence of the factors discussed above, the Company's net loss was $7,567,800 ($0.63 per share) for 2000 as compared to $3,733,022 ($0.34 per share) for 1999. As more fully described above, during 2000, the Company incurred non-cash accounting charges of $3,908,907 in connection with contingent performance options issued to employees of the Company in 1999 and the issuance of options and warrants to non-employees when these options and warrants vested. Without taking into account these non-cash accounting charges of $3,908,907, the Company's net loss would have been $3,658,893 ($0.30 per share) for 2000 as compared to $3,061,970 ($0.28 per share) for 1999.

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

Operating expenses decreased by $26,151 for 1999 to $1,605,028 from $1,631,179 for 1998. This decrease was primarily the result of lower public relations, depreciation, office and consulting expenses, offset by increased compensation, professional fees, insurance, rent, travel and stock listing expenses offset

Research and development expenditures (excluding the purchase of patents described below) increased by $323,893 to $1,971,341 for 1999 from $1,647,448 for 1998. This increase was primarily the result of higher research-related compensation and consulting expenses, offset by lower costs for materials.

The Company recorded a non-cash compensation charge of $671,052 with respect to 1999 which is related to the non-recurring grant of certain contingent performance options issued to employees and directors during 1999.

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

As a consequence of the factors discussed above, the Company's net loss was $3,733,022 ($0.34 per share) for 1999 as compared to
$2,617,941 ($0.24 per share) for 1998.   Without taking into
account the non-cash compensation charges associated with the contingent performance options described above, the Company's net loss would have been $3,061,970 ($0.28 per share) for 1999 as compared to $2,617,941 ($0.24 per share) for 1998.

Financial Condition, Liquidity and Capital Resources

     During 2000, the Company's cash and cash equivalent balance decreased by $4,336,397 principally as a result of the $12,394,718 of proceeds received, net of expenses, from the issuance of common stock upon the exercise of options and warrants, the proceeds of which have been invested by the Company primarily in short-term U.S. Treasury money market funds, offset by cash used to fund the Company's operating activities of $3,217,758, and the purchase of 182,600 shares of treasury stock for $3,314,169 (which shares were subsequently retired). At December 31, 2000, the Company had working capital of $14,367,609 and its shareholders' equity was $14,737,917.

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

     During 1999, the Company granted 237,800 contingent performance options to employees, which vested because a certain performance milestone in the price of the Company's common stock was achieved during 2000. As the Company is required to account for these options as a variable plan under APB Opinion No. 25, compensation expense is recorded each period from the date of grant through the vesting date based on the quoted market price of the stock at the end of each period. The non-cash compensation expense recognized during 2000 and 1999 in connection with these options was $3,133,748 and $671,052. The charges recorded as a result of the issuance of these performance options are calculated based upon changes in the Company's stock price as of the end of each quarter. These compensation expenses are non-cash accounting charges, and do not require the Company to make any payment in cash or otherwise to the option holder.

     In December 1999, the Company's Board of Directors approved a performance bonus plan which provides for a bonus to be paid on July 1, 2000 and January 1, 2001 equal to 1% of the increase, if any, in the Company's market value during the first and second halves of 2000. Bonuses are capped at a recipient's salary in the case of employees of the Company, and are currently capped at $55,000 in the case of non-employee directors of the Company. The expense recorded in connection with this bonus plan was $755,000 during 2000. In December 2000, the
Company's Board of Directors approved a similar bonus plan for 2001.

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

New Accounting Pronouncement

  The Financial Accounting Standards Board has issued
Statement No. 133 related to "Accounting for Derivative
Instruments and Hedging Activities" (Statement 133).  Statement
133 established accounting and reporting standards for derivative instruments embedded in other contracts, and for hedging activities. This statement (as amended by Statement 137 and Statement 138) is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Management of the Company does not believe that the implementation of Statement 133 (as amended by Statement 137 and Statement 138) will have a significant impact on its financial position or results of operations. For each of the years in the three-year period ended December 31, 2000 the Company had no derivative instruments or hedging activities as defined by Statement 133.

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

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                             PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Commission on or before April 30, 2001, in connection with the Company's Annual Meeting of Stockholders scheduled to be held on June 14, 2001.

ITEM 11.   EXECUTIVE COMPENSATION

     The information required by this Item 11 is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Commission on or before April 30, 2001, in connection with the Company's Annual Meeting of Stockholders scheduled to be held on June 14, 2001. Notwithstanding anything to the contrary set forth herein or in any of the Company's past or future filings with the Securities and Exchange Commission that might incorporate by reference the Company's definitive Proxy Statement, in whole or in part, the report of the compensation committee and the stock price performance graph contained in such definitive Proxy Statement shall not be incorporated by reference into this Annual Report on Form 10-K or in any other such filings.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The information required by this Item 12 is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Commission on or before April 30, 2001, in connection with the Company's Annual Meeting of Stockholders scheduled to be held on June 14, 2001.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Commission on or before April 30, 2001, in connection with the Company's Annual Meeting of Stockholders scheduled to be held on June 14, 2001.

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

Independent Auditors' Report . . . . . . . . . . . . . . . . . . . .         F-1

Financial Statements:

    Balance Sheets,
         December 31, 2000 and 1999. . . . . . . . . . . . . . . . .         F-2

    Statements of Operations,
         Years ended December 31, 2000, 1999 and 1998  . . . . . . .         F-3

    Statements of Shareholders' Equity,
         Years ended December 31, 2000, 1999 and 1998  . . . . . . .         F-4

    Statements of Cash Flows,
         Years ended December 31, 2000, 1999 and 1998  . . . . . . .         F-5

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

10.5.3 Third Amendment to Lease dated July 14, 1998 between the Company and Industrial and Research
        Associates Co. (filed herewith).

10.6 License Agreement effective as of August 2, 1995 between the Company and General Electric Company.
        Previously filed as an Exhibit to the Company's
        Current Report on Form 8-K dated August 2, 1995 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.7 License Agreement effective as of April 29, 1996 between the Company and Glaverbel, S.A. Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.8 License Agreement effective as of January 18, 1997 between the Company and Material Sciences
        Corporation. Previously filed as an Exhibit to the Company's Current Report on Form 8-K dated March
        3, 1997 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange
        Commission, and incorporated herein by reference.

10.9 License Agreement effective as of March 31, 1997 between the Company and Hankuk Glass Industries,
        Inc. Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.10 License Agreement effective as of August 8, 1997 between the Company and Orcolite, a Unit of Monsanto Company. Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.11 License Agreement effective as of June 25, 1999 between the Company and Dainippon Ink and Chemicals, Incorporated. Previously filed as an Exhibit to the Company's Quarterly Report on Form
        10-Q for the fiscal quarter ended June 30, 1999 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.12 License Agreement effective as of August 9, 1999 between the Company and Hitachi Chemical Co., Ltd. Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.13 License Agreement effective as of December 3, 1999 between the Company and Global Mirror GmbH & Co.
        KG. Previously filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.14 License Agreement effective as of December 13, 1999 between the Company and Global Mirror GmbH & Co.
        KG. Previously filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.15 License Agreement effective as of March 21, 2000 between the Company and ThermoView Industries, Inc.Previously filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.16 License Agreement effective as of May 23, 2000 between the Company and Polaroid Corporation. Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

21      Subsidiaries of the Registrant - SPD Enterprises, Inc.

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

Dated:  March 29, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                                    Position          Date

/s/Robert M. Budin                           Director            March 29, 2001
   Robert M. Budin


/s/Bernard D. Gold                           Director             March 29, 2001
   Bernard D. Gold

/s/Joseph M. Harary                          Director             March 29, 2001
   Joseph M. Harary

/s/Robert L. Saxe                            Director, President  March 29, 2001
   Robert L. Saxe                            and Treasurer




                   Independent Auditors' Report



The Shareholders and Board of Directors
Research Frontiers Incorporated:


We have audited the accompanying balance sheets of Research Frontiers Incorporated as of December 31, 2000 and 1999, and the related statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Research Frontiers Incorporated at December 31, 2000 and 1999 and the results of its operations and cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


                              /s/ KPMG LLP


Melville, New York
February 28, 2001

                     RESEARCH FRONTIERS INCORPORATED

                             Balance Sheets

                       December 31, 2000 and 1999

                    Assets                                2000           1999

Current assets:
 Cash and cash equivalents                          $  3,806,172      8,142,569
 Marketable investment securities held-to-maturity    11,307,752      1,246,083
 Marketable investment securities-available for sale       3,906             --
 Receivable from warrant exercise pending settlement          --        222,549
 Salary advance to officer                                    --         66,445
 Prepaid expenses and other current assets               240,989         17,491
                      Total current assets            15,358,819      9,695,137

Fixed assets, net                                        347,703        319,321
Deposits and other assets                                 22,605         22,605
                              Total assets          $ 15,729,127     10,037,063

     Liabilities and Shareholders' Equity

Current liabilities:
 Accounts payable                                   $    203,787        158,702
 Deferred revenue                                         37,502         46,154
 Accrued expenses and other                              749,921        324,471

                         Total liabilities               991,210        529,327

Shareholders' equity:
 Common stock, par value $0.0001 per share;
  authorized 100,000,000 shares,issued and outstanding
  12,103,683 and 11,523,900 shares for 2000 and 1999       1,210          1,152
 Additional paid-in capital                           52,594,293     39,750,276
 Accumulated other comprehensive loss                    (46,094)            --
 Accumulated deficit                                 (37,658,531)   (30,090,731)
                                                      14,890,878      9,660,697

 Notes receivable from officers                         (152,961)      (152,961)

                 Total shareholders' equity           14,737,917      9,507,736

Commitments and contingency

   Total liabilities and shareholders' equity      $  15,729,127     10,037,063

See accompanying notes to financial statements.




                     RESEARCH FRONTIERS INCORPORATED

                        Statements of Operations

              Years ended December 31, 2000, 1999 and 1998

                                      2000            1999           1998

Fee income                    $    333,652         128,096        108,735

Operating expenses               3,027,655       1,605,028      1,631,179
Purchase of patents                     --         289,177             --
Research and development         2,618,567       1,682,164      1,647,448
Non-recurring non-cash
compensation expense             3,133,748         671,052             --
                                 8,779,970       4,247,421      3,278,627

            Operating loss      (8,446,318)     (4,119,325)    (3,169,892)

Net investment income              878,518         291,302        409,604
Other income                            --              --         91,379
Interest income on notes
 receivable from officers               --          95,001         50,968

                  Net loss    $ (7,567,800)     (3,733,022)    (2,617,941)

Basic and diluted net loss
   per common share           $      (0.63)          (0.34)         (0.24)

Weighted average number of
common shares outstanding       12,096,108      11,100,196     10,878,141

See accompanying notes to financial statements.



                                RESEARCH FRONTIERS INCORPORATED
                                   Statements of Shareholders' Equity
                               Years ended December 31, 2000, 1999 and 1998

                                                                                                                   Accumulated
                            Common Stock    Additional      Accumulated Treasury      Other Compre-
Notes
                         Shares     Amount  Paid in Capital Deficit     Stock,at Cost hensive Loss
Receivable  Total


Balance,December 31,1997 10,342,195 $1,034 34,787,860 (23,739,768)      --    --   (1,427,147)
9,621,979
Issuance of common stock    759,162     76    450,400          --       --    --           --    450,476
Purchase of treasury stock       --     --         --          -- (747,716)   --           --   (747,716)
Repayment of note by officer     --     --         --          -- (545,553)   --      542,186     (3,367)
Retirement of treasury stock(172,316)  (17)(1,293,252)         --1,293,269    --           --         --
Net loss                         --     --         --  (2,617,941)      --    --           -- (2,617,941)
Proceeds from the
 issuance of warrants            --     --     10,000          --       --    --           --     10,000
Issuance of warrants
 for services performed          --     --     27,058          --       --    --           --     27,058

Balance,December 31,1998 10,929,041  1,093 33,982,066 (26,357,709)      --    --     (884,961)
6,740,489
Issuance of common stock    664,214     66  5,805,358          --       --    --           --  5,805,424
Purchase of treasury stock       --     --         --          -- (345,837)   --           --   (345,837)
Repayment of note by officer     --     --         --          -- (482,001)   --      732,000    249,999
Retirement of treasury stock(78,667)    (8)  (827,830)         --  827,838    --           --         --
Net loss                         --     --         --  (3,733,022)      --    --           -- (3,733,022)
Issuance of performance options  --     --    671,052          --       --    --           --    671,052
Issuance of stock and warrants
 for services performed       9,312      1    119,630          --       --    --           --    119,631
Balance,December 31,1999 11,523,900 $1,152 39,750,276 (30,090,731)      --    --     (152,961)
9,507,736

Issuance of common stock    758,945     76 12,172,093          --       --    --           -- 12,172,169
Purchase of treasury stock       --     --         --          --(3,314,169)  --           -- (3,314,169)
Retirementof treasury stock(182,600)   (18)(3,314,151)         -- 3,314,169   --           --         --
Issuance of performance options  --     --  3,133,748          --        --   --           --  3,133,748
Comprehensive loss:
 Net loss                        --     --         --  (7,567,800)       --   --           -- (7,567,800)
Unrealized loss on available-
 for-sale securities             --     --         --          --        --(46,094)        --    (46,094)
                                                                                              (7,613,894)
Issuance of warrants
 for services performed       3,438     --    852,327          --        --   --           --    852,327

Balance,December 31,2000 12,103,683 $1,210 52,594,293 (37,658,531)       --(46,094)
(152,961)14,737,917

See accompanying notes to financial statements.


                        RESEARCH FRONTIERS INCORPORATED
                           Statements of Cash Flows
                 Years ended December 31, 2000, 1999 and 1998



                                             2000                 1999      1998
Cash flows from operating activities:
 Net loss                                   $(7,567,800) (3,733,022) (2,617,941)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                109,137      93,472      96,387
   Interest income on officer notes receivable       --     (95,001)    (43,367)
   Expense relating to issuance of
    contingent performance options            3,133,748     671,052          --
   Marketable securities received
     as license fee                             (50,000)         --          --
   Cashless exercise of options and warrants         --      82,481          --
   Expense relating to issuance of stock and
     warrants for services performed            852,327      37,150      27,058
   Changes in assets and liabilities:
    Salary advance to officer                    66,445      39,122    (105,567)
    Prepaid expenses and other current assets  (223,498)     13,875      94,819
    Deferred revenue                             (8,652)    (10,096)     56,250
    Accounts payable and accrued expenses       470,535     258,621    (187,132)

Net cash used in operating activities        (3,217,758) (2,642,346) (2,679,493)

Cash flows from investing activities:
 Purchases of held-to-maturity
  treasury securities                       (12,588,032) (2,461,878) (5,775,715)
 Proceeds from maturities of
   held-to-maturity treasury securities       2,526,363   2,405,181  12,085,513
 Purchases of fixed assets                     (137,519)   (143,709)   (137,469)

Net cash provided by (used in)
 investing activities                       (10,199,188)   (200,406)  6,172,329

Cash flows from financing activities:
 Repayment of principal on officer's loans           --     345,000      40,000
 Proceeds from issuances of
  common stock and warrants                  12,394,718   5,582,875     460,476
 Purchase of treasury stock                  (3,314,169)   (345,837)   (747,716)

Net cash provided by (used in)
  financing activities                        9,080,549   5,582,038    (247,240)

Net increase (decrease) in cash
  and cash equivalents                       (4,336,397)  2,739,286   3,245,596
Cash and cash equivalents at beginning of year8,142,569   5,403,283   2,157,687
Cash and cash equivalents at end of year    $ 3,806,172   8,142,569   5,403,283

See accompanying notes to financial statements.


                RESEARCH FRONTIERS INCORPORATED

                 Notes to Financial Statements

                December 31, 2000, 1999 and 1998

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

(2)     Summary of Significant Accounting Policies

   (a)  Cash and Cash Equivalents

The Company considers securities purchased with original maturities of three months or less to be cash equivalents. Cash equivalents consist of short-term investments in money market accounts at December 31, 2000 and 1999.

   (b)  Marketable Investment Securities

The Company accounts for its investments in marketable securities under the provisions of Statement of Financial Accounting Standards
No. 115, "Accounting for Certain Investment in Debt and Equity Securities" ("Statement 115"). The Company classifies its securities as held-to-maturity and available-for-sale. Management intends and has the ability to hold held-to-maturity securities until their maturity. In accordance with Statement 115, held-to-maturity securities are recorded at cost and available-for-sale securities are recorded at fair value with unrealized holding gains and losses excluded from earnings and are reported as a separate component of shareholders' equity until realized. Dividend and interest income are recognized when earned. Cost is maintained on a specific identification basis for purposes of determining realized gains and losses on sales of investments.

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

   (e)  Basic and Diluted Loss Per Common Share

Basic earnings (loss) per share excludes any dilution. It is based upon the weighted average number of common shares outstanding during the period. Dilutive earnings (loss) per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.
The Company's dilutive earnings (loss) per share equals basic earnings (loss) per share for each of the years in the three-year period ended December 31, 2000 because all common stock equivalents
(i.e., options and warrants) were antidilutive in those periods. The number of options and warrants that was not included because their effect is antidilutive was 2,224,201, 1,995,363, and 1,801,498 for 2000, 1999 and 1998, respectively.

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

   (l)  Reclassifications

Certain reclassifications have been made to the 1999 and 1998 financial statements to conform to the 2000 presentation.

   (m)  Comprehensive Income

The Company accounts for its comprehensive income under the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." (Statement 130). Statement 130 requires that companies disclose comprehensive income, which includes net income, foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. The Company did not have any foreign currency translation adjustments, or minimum pension liability adjustments during 2000, 1999 or 1998. The Company did not have unrealized gains or losses on marketable securities classified as available-for-sale during 1999 or 1998. Consequently, comprehensive loss equaled the net loss of $3,733,022 and $2,617,941 for the fiscal years ended December 31, 1999 and 1998, respectively.

   (n)  Deferred Revenue

The Company has entered into a number of license agreements covering potential products. The Company receives minimum annual royalties under certain license agreements and records fee income for the amounts earned by the Company. Certain of the fees are paid to the Company in advance of the period in which they are earned resulting in deferred revenue.

(3)     Supplemental Cash Flow Information

The following is supplemental information relating to the Company's statement of cash flows:

                                                   2000         1999       1998
Non-cash financing activities:
Principal payment on officer's note receivable
 by surrendering of common stock               $     --      387,000    502,186
Receivable from warrant exercise               $     --      222,549         --


(4)     Marketable Investment Securities

The fair value of marketable investment securities is based upon quoted market prices.  The amortized cost, gross unrealized holding gains and fair value for the Company's securities at December 31,
2000 and 1999 were as follows:
                                               Gross Unrealized
                            Amortized Cost     Holding Gain(Losses)  Fair Value
At December 31, 2000:

U.S. treasury securities
 (held-to-maturity)             11,307,752               151,360      11,459,112
Available-for-sale securities       50,000               (46,094)          3,906

At December 31, 1999:

U.S. treasury securities
 (held-to-maturity)              1,246,083                 3,056       1,249,139

Maturities of all U.S. treasury securities were less than two years and less than one year at December 31, 2000 and 1999, respectively.

(5)     Notes Receivable from Officers

In 1996, the Company loaned several officers an aggregate of $350,000. In March and April 1997, the Company loaned several officers an aggregate of $1,390,000. During 1997, officers made aggregate principal payments of $592,353 against such loans of which $39,810 was paid in cash and $552,543 was paid through the surrender of the Company's common stock. During 1998, officers made aggregate principal payments of $542,186 against such loans of which $40,000 was paid in cash and $502,186 was paid through the surrender of the Company's common stock. During 1999, officers made aggregate principal payments of $732,000 against such loans of which $345,000 was paid in cash and $387,000 was paid through the surrender of the Company's common stock. In connection with the aforementioned loan repayments, the Company recorded $95,001 and $50,968, in interest income in 1999 and 1998, respectively, of which $95,001 and $43,367, was paid through the surrender of the Company's common stock in 1999 and 1998, respectively. It is the Company's policy to record interest income on these notes as received.

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

Each of the aforementioned loans are due in January 2002. The loans relate to the purchase of common stock of the Company; are collateralized by the pledge of shares of common stock of the Company; may be prepaid in part or in full without notice or penalty; are represented by a promissory note which bears interest at a rate per annum equal to the broker call rate (8.25% at December 31, 2000 and 7.25% at December 31, 1999) in effect on the first day of each calendar quarter; and permit repayment of the loan by delivery of securities of the Company having a fair market value equal to the balance of the loan outstanding.

(6)     Fixed Assets

Fixed assets and their estimated useful lives, are as follows:

                                     2000       1999 Estimated useful life

Equipment and furniture       $ 1,019,324    895,223  5 years
Leasehold improvements            256,590    243,172  Life of lease or estimated
                                1,275,914  1,138,395  life if shorter

Less accumulated depreciation
 and amortization                 928,211    819,074
                              $   347,703    319,321

(7)   Accrued Expenses and Other

Accrued expenses consist of the following at December 31, 2000 and 1999:

                                               2000          1999

Financing expenses                        $      --       177,917
Settlement of treasury stock repurchase     509,974            --
Payroll, bonuses and related benefits        73,006       117,481
Professional services                       152,167        22,784
Other                                        14,774         6,289

                                           $749,921       324,471

(8)     Income Taxes

There was no income tax expense in 2000, 1999 and 1998 due to losses incurred by the Company.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2000 and 1999 are presented below.
                                              2000            1999
Deferred tax assets:
 Net operating loss carryforwards      $11,002,000       9,615,000
 Research and other credits                673,000         590,000
     Total gross deferred tax assets    11,675,000      10,205,000

 Less valuation allowance               11,675,000      10,205,000
                                                --              --

The Company has recorded a valuation allowance against the deferred tax assets as they will not be realized unless the Company achieves profitable operations in the future.

At December 31, 2000, the Company had a net operating loss carryforward for federal income tax purposes of approximately
$27,506,000, varying amounts of which will expire in each year from 2001 through 2020. Research and other credit carryforwards of $673,000 are available to the Company to reduce income taxes payable in future years principally through 2020.

(9)     Shareholders' Equity

   (a)  Sale of Common Stock and Warrants

During 1998, the Company received $450,476 of net cash proceeds from the issuance of 70,489 shares of common stock from the exercise of options and warrants, as follows: the issuance of 36,600 shares of common stock from the exercise of options resulting in net proceeds of $217,476 and the issuance of 33,889 shares of common stock from the exercise of warrants resulting in net proceeds of $233,000. In addition, the Company issued 688,673 shares of common stock pursuant to the exercise of the remaining outstanding redeemable prepaid warrant (see note 9(d)). The Company also received $10,000 from the issuance of the Class A Warrant and Class B Warrant. (see note 9(e)).

During 1999, the Company received $5,805,424 of net cash proceeds from the issuance of 664,214 shares of common stock from the exercise of options and warrants, as follows: the issuance of 53,025 shares of common stock issued upon the exercise of options resulting in net proceeds of $321,532 and the issuance of 611,189 shares of common stock issued upon the exercise of warrants, principally related to the Class A Warrant, resulting in net proceeds of $5,483,892. In addition, 2,850 shares were issued to an investor relations firm through the cancellation of 33,250 warrants, resulting in public relations expense of $21,820; 6,048 shares were issued to an officer through the cancellation of 17,000 options resulting in compensation expense of $60,661; and 414 shares were issued to a director in payment of $3,000 in directors fees.

The Company recorded a receivable of $222,549 representing a warrant exercise that occurred prior to the end of 1999, that was scheduled to settle in January 2000. The Company received the cash for the settlement of this warrant in January 2000.

During 2000, the Company received $12,172,169 of net cash proceeds from the issuance of 758,945 shares of common stock from the exercise of options and warrants, as follows: the issuance of 95,962 shares of common stock issued upon the exercise of options resulting in net proceeds of $706,299 and the issuance of 662,983 shares of common stock issued upon the exercise of warrants, principally related to the Class A Warrant, resulting in net proceeds of $11,465,870. In addition, 3,438 shares were issued to a director in payment of $68,000 in directors fees.

   (b)  Options and Warrants

   (i)  Options

In 1992, the shareholders approved a stock option plan (1992 Stock Option Plan) which provides for the granting of both incentive stock options at the fair market value at the date of grant and nonqualified stock options at or below the fair market value at the date of grant to employees or non-employees who, in the determination of the Board of Directors, have made or may make significant contributions to the Company in the future. The Company initially reserved 468,750 shares of its common stock for issuance under this plan. In 1994 and 1996, the Company's shareholders approved an additional 300,000 shares and 450,000 shares, respectively, for issuance under this plan. As of December 31, 2000, no options were available for issuance under this Plan.

In 1998, the shareholders approved a stock option plan (1998 Stock Option Plan) which provides for the granting of both incentive stock options at the fair market value at the date of grant and nonqualified stock options at or below the fair market value at the date of grant to employees or non-employees who, in the determination of the Board of Directors, have made or may make significant contributions to the Company in the future. The Company may also award stock appreciation rights or restricted stock under this plan. The Company initially reserved 540,000 shares of its common stock for issuance under this plan. In 1999, the Company's shareholders approved an additional 545,000 shares for issuance under this plan. As of December 31, 2000, awards for 12,872 shares of common stock were available for issuance under this Plan.

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

Activity in stock options is summarized below:


                            Number of Shares       Weighted Average
                            Subject to Option      Exercise Price

Balance at December 31, 1997    1,070,911             $  8.05
 Granted                          526,300             $  7.23
 Cancelled                        (65,452)            $  8.53
 Exercised                       ( 36,600)            $  5.94

Balance at December 31, 1998    1,495,159             $  7.79
 Granted                          485,600             $  8.38
 Cancelled                       (203,023)            $  8.15
 Exercised                       ( 59,073)            $  6.11

Balance at December 31, 1999    1,718,663             $  7.98
 Granted                          332,500             $ 19.80
 Cancelled                         (6,700)            $ 14.85
 Exercised                        (95,962)            $  7.36

Balance at December 31, 2000    1,948,501             $ 10.00

The following table summarizes information about stock options at December 31, 2000:

                                 Weighted
                                 Average     Weighted               Weighted
                                 Remaining    Average               Average
Range of           Shares        Contractual  Exercise   Shares     Exercise
Exercise Price    Outstanding    Life (Years)  Price    Exercisable Price

$3.00 to $6.00         126,177      5.50      5.75      126,177      5.75

$6.01 to $7.50         723,226      6.92      7.27      723,226      7.27

$7.51 to $9.00         555,901      7.73      8.35      555,901      8.35

$9.01 to $12.00        194,400      5.64      9.82      154,400      9.59

$12.01 to $15.00       171,797      7.87     14.24       67,797     13.90

$15.01 to $19.00       113,000      9.92     18.99        1,500     18.91

$19.01 to $37.03        64,000      9.15     37.03       24,000     37.03

                     1,948,501      7.26     10.00    1,653,001     8.45


Options to purchase 274,800 shares become exercisable during 2001.

During 2000, the Company granted 14,000 options to consultants which vested immediately. In accordance with EITF Issue 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," the Company recorded consulting expenses of $246,961 based upon the fair value of such options on the date the options vested as determined using a Black-Scholes option pricing model.

During 1999, the Company granted 237,800 contingent performance options to employees, which vest only, if a certain performance milestone in the price of the Company's common stock is achieved during 2000. This milestone was achieved during 2000 and these options vested. As the Company is required to account for these options as a variable plan under APB Opinion
No. 25. Accordingly, from the point in time that it appears probable that such milestone will be achieved, the Company is required to recognize non-cash compensation expense each period from the date of grant through the vesting date based on the quoted market price of the stock at the end of each period. Non-cash compensation expense recognized during 1999 and 2000 in connection with these options was $671,052 and $3,133,748, respectively. The charges recorded as a result of the issuance of these performance options are calculated based upon changes in the Company's stock price as of the end of each quarter, and are non-cash compensation charges.

The per share weighted average fair value of warrants issued to directors and stock options granted during 2000, 1999, and 1998 was approximately $5.88, $3.65, and $3.27, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                   Expected        Risk-Free        Expected Stock Expected Life
Grant Date         Dividend Yield  Interest Rate    Volatility     in Years

June 2000              0 %             6.290%          64.532%         3.62
February 2000          0 %             6.600%          56.400%         3.62
December 1999          0 %             6.090%          53.698%         3.62
June 1999              0 %             5.940%          50.853%         3.60
December 1998          0 %             4.540%          57.980%         3.50
August 1998            0 %             5.135%          55.330%         3.50
June 1998              0 %             5.505%          56.582%         3.50

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
                                              2000          1999          1998

Net loss                 As reported  $ (7,567,800)  $(3,733,022)  $(2,617,941)
                         Pro forma    $ (7,843,116)  $(4,641,784)  $(4,409,868)

Basic and diluted net
 loss per common share   As reported  $      (0.63)  $     (0.34)  $     (0.24)
                         Pro forma    $      (0.65)  $     (0.42)  $     (0.41)

Pro forma net loss reflects only options and warrants granted since January 1, 1995. Therefore, the full impact of calculating compensation cost for stock options and warrants under SFAS No.
123 is not reflected in the pro forma net loss amounts presented above because compensation costs for options and warrants granted prior to January 1, 1995 were not considered.

   (ii) Warrants

Activity in warrants is summarized below, excluding the effect of the redeemable prepaid warrant (note 9(d)) and the Class A
Warrant (note 9(e)):

                                 Number of Shares             Exercise
                          Underlying Warrants Granted         Price
Balance at December 31, 1997          324,728                 5.88-13.50
   Exercised                          (33,889)                7.00-7.20
   Terminated                         (50,000)                8.72-11.63
   Issued                              65,500  (a)            8.25

Balance at December 31, 1998          306,339                 5.88-13.50
   Exercised                          (49,239)                7.00-11.63
   Terminated                         (40,400)                7.50- 7.67
   Issued                              60,000  (b)            8.98-21.00

Balance at December 31, 1999          276,700              $  5.88-21.00
   Exercised                           (1,000)                9.00-10.00
   Terminated                              --                         --
   Issued                                  --                         --

Balance at December 31, 2000          275,700              $  5.88-21.00

(a) Represents Class B Warrant to purchase 65,500 shares at $8.25 per share issued to an institutional investor in a private placement. See note 9(e).

(b) Represents warrants to purchase 10,000 shares at $8.98 per share issued to two consultants for research and development work performed for the Company, 50% of which is currently vested and 50% of which vests if certain additional milestones are achieved as a result of the work performed by the consultants; and warrants to purchase 10,000 shares at $9.00 per share, 10,000 shares at $10.00 per share, 10,000 shares at $11.00 per share, 10,000 shares at $16.00 per share, and 10,000 shares at $21.00 per share, issued in payment for investor relations services provided to the Company which resulted in public relations expense of $9,168 and $34,150 during 2000 and 1999, respectively, which warrants vest 10,000 shares per quarter commencing April 1, 1999.

Warrants generally expire from two to ten years from the date of issuance. At December 31, 2000, the number of warrants exercisable was 261,700 at a weighted average exercise price of $9.13 per share.

   (c)  Treasury Stock

During 2000, the Company purchased in the open market and subsequently retired 182,600 shares of treasury stock with an aggregate cost of $3,314,169. During 1999, the Company purchased in the open market and subsequently retired 40,200 shares of treasury stock with an aggregate cost of $345,837. Also during 1999, the Company received 38,467 shares of common stock valued at $482,001 as partial payment of notes receivable from an officer pursuant to a settlement agreement as discussed above. Such shares were also subsequently retired. During 1998, the Company purchased in the open market and subsequently retired 118,600 shares of treasury stock with an aggregate cost of $747,716. Also during 1998, the Company received 53,716 shares of common stock valued at $545,536 as partial payment of notes receivable from an officer. Such shares were also subsequently retired.

   (d)  Redeemable Prepaid Warrant

In October 1997, a group of institutional investors invested $5,000,000 in equity capital through the private placement of a redeemable prepaid common stock warrant. The warrant, which was redeemable by the Company or the investors under certain defined circumstances, was exercisable over its five-year term only in the form of issuance of common stock at an exercise price which fluctuated with market conditions. The net proceeds of the private placement after deducting professional fees of $373,015 were $4,626,985. This redeemable prepaid warrant was fully exercised by the holders by July 22, 1998 and is no longer outstanding. In connection with the redeemable prepaid warrant, 688,673 shares of common stock were issued in 1998.

   (e)  Class A and Class B Warrants

On October 1, 1998, the Company announced that Ailouros Ltd., a London-based institutional money management fund, has committed to purchase up to $15 million worth of common stock of the Company through December 31, 2001. This commitment is in the form of a Class A Warrant issued to Ailouros Ltd. which gives the Company the option in any three-month period to deliver a put notice to Ailouros requiring them to purchase an amount of common stock specified by the Company at a price equal to the greater of (A) 92% of the seven-day average trading price per share of common stock, or (B) a minimum or "floor" price per share set by the Company from time to time. The pricing was initially subject to an overall cap of $15 per share, which cap has now been eliminated by mutual agreement so that the Company may put stock to Ailouros at selling prices in excess of $15 per share. However, the Company is not required to sell any shares under the agreement. Before the beginning of each of a series of three-month periods specified by the Company, the Company determines the amount of common stock that the Company wishes to issue during such three-month period. The Company also sets the minimum selling or "floor" price, which can be reset by the Company in its sole discretion prior to the beginning of any subsequent three-month period. Therefore, at the beginning of each three-month period, the Company will determine how much common stock, if any, is to be sold (the amount of which can range from $0 to $1.5 million during such three-month period), and the minimum selling price per share. In March 2000, Ailouros agreed to expand its commitment beyond the original $15 million, thereby giving the Company the right to raise additional funds from Ailouros so long as the Company does not have to issue more shares than were originally registered with the Securities and Exchange
Commission.

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

   (f) In 1994, the Company granted warrants to a consultant to purchase 25,000 shares of common stock. Such warrants vested during March of 2000, based upon future performance criteria being achieved. In accordance with EITF Issue 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," the Company recorded consulting expense of $528,198 based upon the fair value of such warrants on the date the warrants vested as determined using a Black-Scholes option pricing model.

(10)    License and Other Agreements

The Company has entered into a number of license agreements and one option agreement covering potential products using the Company's SPD technology. Although the Company may receive minimum annual royalties under certain of these licenses, to date no products have been sold resulting in earned royalties under these license agreements. The following table summarizes Research Frontiers' existing license agreements and lists the year these agreements were entered into:

Licensee or Optionee          Products Covered                        Territory

AP Technoglass Co.           Sunroof glass for other licensees (2001)  Worldwide

Dainippon Ink and            SPD emulsions for other licensees (1999)  Worldwide
 Chemicals Incorporated

Film Technologies Int'l      SPD film for other licensees and          Worldwide
                             prospective licensees (2001)


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

InspecTech Aero Service Inc. Aircraft windows and cabin dividers (2001)Worldwide
                                                                   (except Korea
                                                                    for windows)


Material Sciences Corp.      Architectural and automotive windows,     Worldwide
                             SPD film for other licensees, prospective licensees and architectural and automotive window companies (1997)

Polaroid Corporation         SPD emulsions and films for other         Worldwide
                             licensees (2000)

ThermoView Industries, Inc.  Architectural windows (2000)              Worldwide
                                                                  (except Korea)

Vision-Ease Lens Azusa,Inc.  Eyewear (1997)                            Worldwide

Licensees of Research Frontiers who incorporate SPD technology into end products will pay Research Frontiers a royalty of 5-10% of net sales of licensed products under license agreements currently in effect, and may also be required to pay the Company minimum annual royalties. The Company's license agreements typically allow the licensee to terminate the license after some period of time, and give the Company only limited rights to terminate before the license expires. Most licenses are non-exclusive and generally last as long as the Company's patents remain in effect. The license granted to Hankuk Glass Industries is exclusive within Korea for certain applications through December 2004. Vision-Ease's license for eyewear is exclusive during the term of the license. Global Mirror's license restricts new licenses from being granted in the truck mirror original equipment market for a period of time if certain sales milestones are met with respect to commercial vehicles in Classes 5 through 8 with gross vehicle weights in excess of 16,000 pounds.

(11)    Commitments

The Company has an employment agreement with one of its officers which provides for an annual base salary of $377,400 through December 31, 2001.

In December 2000, the Company's Board of Directors approved a performance bonus plan which provides for a bonus to be paid on or after July 2, 2001 and on or after January 2, 2002 equal to 1% of the increase, if any, in the Company's market value during the first and second halves of 2001. Bonuses are capped at a recipient's salary in the case of employees of the Company, and are currently capped at $56,100 in the case of non-employee directors of the Company. During 2000, the Company had a similar performance plan in place. The Company recorded $755,000 of expenses in connection with this plan for the year ended December 31, 2000.

The Company occupies premises under an operating lease agreement which expires on January 31, 2004 and requires minimum annual rent which rises over the term of the lease to approximately $143,500. Rent expense, including other expenses, amounted to approximately $142,000, $143,000, and $131,000, for 2000, 1999, and 1998, respectively.

(12) Selected Quarterly Financial Data (Unaudited)

                                                 Quarter
2000                             First      Second       Third      Fourth

Fee income                    $ 98,774    $ 99,960  $   99,959   $   34,959
Operating loss (1)          (4,736,168) (1,539,962)   (767,146)  (1,403,042)
Net loss (1)                (4,547,939) (1,311,204)   (539,942)  (1,168,715)
Basic and diluted net loss
 per common share (1)(2)          (.38)       (.11)       (.04)        (.10)

1999                             First      Second       Third      Fourth

Fee income                    $ 50,625    $ 40,625  $   12,500   $   24,346
Operating loss                (756,252) (1,056,286)   (745,270)  (1,561,517)
Net loss                      (689,825)   (996,615)   (576,852)  (1,469,730)
Basic and diluted net loss
 per common share (2)             (.06)       (.09)       (.05)        (.13)

(1) The first quarter of 2000 has been restated to include a non-cash accounting charge of $528,198 relating to a warrant which was issued during 1994 and vested during the first quarter of 2000. (see note 9(f)).

(2) Since per share information is computed independently for each quarter and the full year, based on the respective average number of common shares outstanding, the sum of the quarterly per share amounts does not necessarily equal the per share amounts for the year.