Form 10-Q
period 2001-03-31
RESEARCH FRONTIERS INC
filed 2001-05-15
CIK 793524

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

   For Quarter Ended March 31, 2001    Commission File No.  1-9399

                   RESEARCH FRONTIERS INCORPORATED
         (Exact name of registrant as specified in charter)


                   Delaware                         11-2103466
(State of incorporation or organization)         (IRS Employer
                                              Identification No.)

240 Crossways Park Drive, Woodbury, N.Y.                11797
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

                    Yes    X          No    __

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May
11, 2001, there were outstanding 12,088,945 shares of Common Stock, par value $0.0001 per share.

                      RESEARCH FRONTIERS INCORPORATED

                              Balance Sheets

                                                 March 31,2001
                    Assets                       (Unaudited)       Dec.31,2000

Current assets:
 Cash  and cash equivalents                         $2,491,391     3,806,172
 Marketable investment securities-held-to-maturity   9,988,180    11,307,752
 Marketable investment securities-available for sale     6,500         3,906
 Royalty receivable                                    125,000            --
 Prepaid expenses and other current assets             123,650       240,989
            Total current assets                    12,734,721    15,358,819

Fixed assets, net                                      326,935       347,703
Deposits and other assets                               22,605        22,605

                                Total assets       $13,084,261    15,729,127

     Liabilities and Shareholders' Equity

Current liabilities:
 Accounts payable                                  $   258,125       203,787
 Deferred revenue                                       93,750        37,502
 Accrued expenses and other                            654,616       749,921

                                Total liabilities    1,006,491       991,210

Shareholders' equity:
 Capital stock, par value $0.0001 per share;
  authorized 100,000,000 shares, issued and
  outstanding 12,017,083 shares and 12,103,683 shares    1,202         1,210
 Additional paid-in capital                         50,925,382    52,594,293
 Accumulated other comprehensive loss                  (43,500)      (46,094)
 Accumulated deficit                               (38,652,353)  (37,658,531)
                                                    12,230,731    14,890,878

 Notes receivable from officers                       (152,961)     (152,961)

                       Total shareholders' equity   12,077,770    14,737,917

       Total liabilities and shareholders' equity  $13,084,261    15,729,127

See accompanying notes to financial statements.




                     RESEARCH FRONTIERS INCORPORATED

                        Statements of Operations

                               (Unaudited)


                                                      Three months ended
                                               March 31,2001       March 31,2000

Fee income                                     $      68,752           98,774

Operating expenses                                   529,765        1,397,830

Research and development                             726,721          667,112

Non-recurring non-cash compensation expense               --        2,770,000

                                                   1,256,486        4,834,942

                Operating loss                    (1,187,734)      (4,736,168)

Net investment income                                193,912          188,229

                Net loss                       $    (993,822)      (4,547,939)

Basic and diluted net loss per common share    $        (.08)            (.38)

Weighted average number of
common shares outstanding                         12,091,669       11,948,705


See accompanying notes to financial statements.



                    RESEARCH FRONTIERS INCORPORATED

                       Statements of Cash Flows

                              (Unaudited)


                                                        Three months ended
                                                    March 31,2001  March 31,2000

Cash flows from operating activities:
 Net loss                                           $ (  993,822)    (4,547,939)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization                         28,473         24,696
    Expense relating to issuance of
     contingent performance options                            -      2,770,000
    Expense relating to issuance of stock and
     warrants for services performed                      43,596        543,782
    Changes in assets and liabilities:
     Salary advance to officer                                --        (26,056)
     Royalty receivable                                 (125,000)      (172,950)
     Prepaid expenses and other current assets           117,339        (14,656)
     Deferred revenue                                     56,248         74,176
     Accounts payable & accrued expenses                 (40,967)       175,516

Net cash used in operating activities                   (914,133)    (1,173,431)

Cash flows from investing activities:
 Proceeds from maturity of held-to-maturity
  treasury securities                                  1,319,572             --
  Purchase of fixed assets                                (7,705)       (37,328)

Net cash provided by (used in) investing activities    1,311,867        (37,328)

Cash flows from financing activities:
 Proceeds from issuances of common stock               1,235,972      9,409,950
 Purchase of treasury stock                           (2,948,487)            --

Net cash (used in) provided by financing activities   (1,712,515)     9,409,950

Net (decrease) increase in cash and cash equivalents  (1,314,781)     8,199,191

Cash and cash equivalents at beginning of year         3,806,172      8,142,569

Cash and cash equivalents at end of period           $ 2,491,391     16,341,760


See accompanying notes to financial statements.

                RESEARCH FRONTIERS INCORPORATED
                 Notes to Financial Statements
                         March 31, 2001
                          (Unaudited)

Basis of Presentation

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods to which the report relates. The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year. The notes included herein should be read in conjunction with the notes to the financial statements of the Company as of December 31, 2000 and for the three years then ended, included in the Company's Annual Report on Form 10-K.

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

Derivative Instruments and Hedging Activities

The Company adopted on January 1, 2001 Financial Accounting
Standards Board Statement No. 133 related to "Accounting for Derivative Instruments and Hedging Activities" (Statement 133). Since the Company does not have any derivative instruments and does not engage in hedging activities, the adoption of Statement 133 had no impact on the Company's financial position or results of operations.

Shareholders' Equity

Issuance of Common Stock

For the three months ended March 31, 2001, the Company received $1,235,972 of net cash proceeds from (i) the issuance of 7,100 shares of common stock issued upon the exercise of options resulting in net proceeds of $64,525 and (ii) 84,000 shares of common stock issued upon the exercise of warrants resulting in net proceeds of $1,171,447.

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

Treasury Stock
For the three months ended March 31, 2001, the Company purchased in the open market and subsequently retired 177,700 shares of treasury stock with an aggregate cost of $2,948,487.

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

Contingent Performance Options

During 1999, the Company granted 237,800 contingent performance options to employees, which vested because certain performance milestone in the price of the Company's common stock was achieved during 2000. The Company was required to account for these options as a variable plan under APB Opinion No. 25. Accordingly, from the point in time that it appears probable that such milestone will be achieved, the Company was required to recognize non-cash compensation expense each period from the date of grant through the vesting date based on the quoted market price of the stock at the end of each period. Non-cash compensation expense recognized during the quarter ended March 31, 2000 in connection with these options was $2,770,000 utilizing the stock price on March 31, 2000 of $29.50. The charges recorded as a result of the issuance of these performance options are calculated based upon changes in the Company's stock price as of the end of each quarter, and are non-cash accounting charges.

Comprehensive Income

The Company accounts for its comprehensive income under the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." (Statement 130). Statement 130 requires that companies disclose comprehensive income, which includes net income, foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. The Company did not have any foreign currency translation adjustments, or minimum pension liability adjustments during 2001 or 2000. The Company did not have unrealized gains or losses on marketable securities classified as available-for-sale during the first quarter of 2000, but did have an unrealized gain on marketable securities classified as available-for-sale during the first quarter of 2001. Consequently, comprehensive loss equaled the net loss of $4,547,939 for the three months ended March 31, 2000, and was $991,228 for the three months ended March 31, 2001.

Performance Bonus Plan

In December 2000, the Company's Board of Directors approved a performance bonus plan which provides for a bonus to be paid on or after July 2, 2001 and on or after January 2, 2002 equal to 1% of the increase, if any, in the Company's market value during the first and second halves of 2001. Bonuses are capped at a recipient's salary in the case of employees of the Company, and are currently capped at $56,100 in the case of non-employee directors of the Company.
During 2000, the Company had a similar performance plan in place.
The Company recorded $37,487 and $377,500 of expenses in connection with these plans for the for the three months ended March 31, 2001 and 2000, respectively.

Vesting of Performance Warrants

During the first quarters of 2001 and 2000, certain warrants granted to consultants in 1995 and 1994 to purchase 7,000 and 25,000 shares, respectively of common stock became vested due to services performed and performance criteria being met. In accordance with EITF Issue 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," the Company recorded consulting expense of $43,596 and $528,198, respectively, based upon the fair value of such warrants on the date the warrants vested as determined using a Black-Scholes option pricing model.

Subsequent Event

During the second quarter of 2001, the Company invested approximately $750,000 for a minority equity interest in SPD Inc., a subsidiary of Hankuk Glass Industries Inc., Korea's largest glass manufacturer. In April 2001, SPD Inc. announced that it acquired a new factory located in Inchon, Korea which will be dedicated exclusively to the production of suspended particle device (SPD) light-control film and a wide variety of end-products using SPD film, and that it expects to produce SPD film in the Fall of this year, and to commence mass production of both SPD film and SPD end-products later on this year.


             Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Results of Operations for the Three Month Periods Ended March 31, 2001 and 2000

The Company's fee income from licensing activities for the first three months of 2001 was $68,752 as compared to $98,774 for the first three months of 2000.

Operating expenses decreased by $868,065 for the first three months of 2001 to $529,765 from $1,397,830 for the first three months of 2000. This decrease was primarily the result of a lower non-cash accounting charge of $43,596 which was recorded by the Company during the first quarter of 2001 compared to a non-cash accounting charge of $528,198 which was recorded by the Company during the first quarter of 2000, relating to the vesting of warrants based upon performance criteria being achieved or services performed, which expense was based upon the fair value of such warrants on the date the warrants vested as determined using a Black-Scholes option pricing model. In addition, operating expenses decreased due to decreased payroll and other consulting expenses, public relations, and travel expenses, offset by increased marketing, insurance and rent expenses.

Research and development expenditures increased by $59,609 to $726,721 for the first three months of 2001 from $667,112 for the first three months of 2000. This increase was primarily the result of higher patent and materials expenses, offset by lower consulting expenses.

Operating expenses and research and development expenses listed above included amounts accrued under a performance bonus plan of $25,772 and $11,715, respectively during the first quarter of 2001 and $238,750 and $138,750, respectively during the first quarter of 2000. The performance bonuses for 2001 have not been paid by the Company, and the amount, if any, of these bonuses will be determined based upon performance milestones achieved during the remainder of the Company's current fiscal year. Although whether these performance bonuses will be paid, and their exact amount, cannot be determined at this time, the Company has accrued the above amounts as an expense as of March 31, 2001. The Company also recorded a non-cash compensation charge of $2,770,000 during the first quarter of 2000 which did not recur during 2001 which is related to the non-recurring grant of certain contingent performance options issued to employees and directors during 1999. Because of the performance milestones which must have been achieved in order for these options to vest, the Company was required to account for these options as variable plan under APB Opinion No.25. The calculation of this charge was based on the closing price of the Company's common stock of $29.50 per share as of March 31, 2000. Without taking into account the non-cash accounting charge associated with the contingent performance options described above, the performance warrants described above, and the accrual for the performance-based compensation listed above, the Company's net loss would have been $912,739 ($0.08 per share) for the first three months of 2001 as compared to $872,241 ($0.07 per share) for the first three months of 2000.

The Company's net gain from its investing activities for the first quarter of 2001 was $193,912, as compared to a net gain from its investing activities of $188,229 for the first quarter of 2000.

As a consequence of the factors discussed above, the Company's net loss was $993,822 ($0.08 per share) for the first three months of 2001 as compared to $4,547,939 ($0.38 per share) for the first three months of 2000. Without taking into account the non-cash accounting charge associated with the contingent performance options described above, the performance warrants described above, and the accrual for the performance-based compensation listed above, the Company's net loss would have been $912,739 ($0.08 per share) for the first three months of 2001 as compared to $872,241 ($0.07 per share) for the first three months of 2000.

Financial Condition, Liquidity and Capital Resources

During the first three months of 2001, the Company's cash and cash equivalent balance decreased by $1,314,781 principally as a result of cash used to fund the Company's operating activities of $914,133, and the repurchase and subsequent retirement of $2,948,487 worth of the Company's common stock in the open market, offset partially by $1,235,972 of proceeds received, net of expenses, from the issuance of common stock upon the exercise of options and warrants, and cash proceeds of $1,311,867 from the Company's investing activities. At March 31, 2001, the Company had working capital of $11,728,230 and its shareholders' equity was $12,077,770.

In December 2000, the Company's Board of Directors approved a performance bonus plan which provides for a bonus to be paid on or after July 2, 2001 and on or after January 2, 2002 equal to 1% of the increase, if any, in the Company's market value during the first and second halves of 2001. Bonuses are capped at a recipient's salary in the case of employees of the Company, and are currently capped at $56,100 in the case of non-employee directors of the Company.
During 2000, the Company had a similar performance plan in place.
As noted above, the Company has accrued $37,487 as of March 31, 2001 towards the payment of these bonuses, and the actual amount paid by the Company will be determined based upon whether and to the extent performance milestones have been achieved as of the target dates for these milestones.

During the second quarter of 2001, the Company invested approximately $750,000 for a minority equity interest in SPD Inc., a subsidiary of Hankuk Glass Industries Inc., Korea's largest glass manufacturer. In April 2001, SPD Inc. announced that it acquired a new factory located in Inchon, Korea which will be dedicated exclusively to the production of suspended particle device (SPD) light-control film and a wide variety of end-products using SPD film, and that it expects to produce SPD film in the Fall of this year, and to commence mass production of both SPD film and SPD end-products later on this year.

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

PART II.  OTHER INFORMATION

Item 5.   Other Information.

On January 8, 2001, Research Frontiers and its licensee Hankuk Glass Industries Inc., Korea's largest glass manufacturer, jointly announced the formation of SPD Inc., a separate subsidiary of Hankuk Glass Industries devoted exclusively to the mass production and sale of suspended particle device (SPD) light control film and a wide variety of end products using SPD film. During the second quarter of 2001, the Company invested approximately $750,000 for a minority equity interest in SPD Inc. On April 4, 2001, SPD Inc. announced that it expects to produce SPD film in the Fall of 2001, and to commence mass production of both SPD film and SPD end-products later on in 2001. In early Summer 2001, SPD Inc. is also expected to conduct some pre-production runs on the new equipment it will be using and will use the SPD film produced by these runs to supply new product samples to certain important customers. On April 12, 2001,SPD
Inc.and Research Frontiers announced that SPD Inc. has acquired a new factory located in Inchon, Korea which will be dedicated exclusively to the production of suspended particle device (SPD) light-control film and a wide variety of end-products using SPD film. Construction of the new factory building has already been completed, with high-capacity equipment expected to be installed, tested, and fully operational shortly thereafter. In addition to supplying SPD film to Research Frontiers' other licensees, the new factory intends to produce a wide variety of SPD products under Hanglas' license with Research Frontiers. These products could include SPD "smart" windows for automobiles, trains, aircraft, and boats, as well as for residential and commercial architectural window applications, appliances, optical filters, and flat panel information displays including large area displays such as scoreboards, road and traffic signs, digital clocks, and logographs.

On February 20, 2001, Research Frontiers and AP Technoglass, North America's leading sunroof glass producer and a subsidiary of Asahi Glass Co. Ltd. of Japan, jointly announced that AP Technoglass has acquired from Research Frontiers a worldwide non-exclusive license to manufacture and sell SPD sunroof glass for use in variable light transmission sunroofs produced by licensees of Research Frontiers.

On March 22, 2001, Research Frontiers and InspecTech Aero Service, Inc.jointly announced that InspecTech Aero Service has acquired from Research Frontiers a worldwide (except in Korea) non-exclusive license to manufacture and sell SPD aircraft windows and SPD cabin dividers.

On March 26, 2001, Research Frontiers announced that its Board of Directors has authorized the Corporation to make discretionary purchases in the open market of up to 500,000 shares of its own common stock. During the fourth quarter of last year, the Company announced a 200,000 share buyback after its original 375,000 share buyback was completed. The amount and timing of purchases will depend upon market conditions and other factors as they exist from time to time. Shares purchased by the Company are immediately retired. During 2000, Research Frontiers bought back and retired 182,600 shares of treasury stock for $3,314,169, and during the first quarter of 2001, Research Frontiers purchased in the open market and subsequently retired 177,700 shares of its common stock for $2,948,487, and has repurchased additional shares during the second quarter of 2001.

On March 29, 2001, Research Frontiers and Film Technologies
International, Inc., a global leader in window film, jointly announced that FTI has acquired from Research Frontiers a worldwide non-exclusive license to manufacture and sell SPD films to Research Frontiers' current and future SPD "end-product" licensees. This growing list of customers for SPD light-controlling film includes numerous leading companies whose licenses permit them to manufacture and market SPD windows, mirrors, sunvisors, flat panel displays, and eyewear. Film Technologies International, Inc.
specializes in the design, manufacture and distribution of window films for homes, commercial and public buildings, and motor vehicles.
They reportedly produce millions of square feet of superior quality window film each month, and market and sell window film in more than 60 countries. FTI joins General Electric, Hankuk Glass Industries
Inc., Materials Sciences Corporation, Polaroid Corporation, and
Hitachi Chemical Co., Ltd. as a licensed producer of SPD light-control film.

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

Date: May 14, 2001