Form 10-Q
period 2001-06-30
RESEARCH FRONTIERS INC
filed 2001-08-14
CIK 793524

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

   For Quarter Ended June 30, 2001    Commission File No.  1-9399

                   RESEARCH FRONTIERS INCORPORATED
         (Exact name of registrant as specified in charter)


                   Delaware                         11-2103466
(State of incorporation or organization)         (IRS Employer
                                              Identification No.)

240 Crossways Park Drive, Woodbury, N.Y.                11797
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

                    Yes    X          No    __

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
As of August 13, 2001, there were outstanding 12,089,075 shares of Common Stock, par value $0.0001 per share.

                      RESEARCH FRONTIERS INCORPORATED

                        Consolidated Balance Sheets

                                                    June 30, 2001
                    Assets                           (Unaudited)    Dec.31,2000

Current assets:
 Cash  and cash equivalents                         $     558,293     3,806,172
 Marketable investment securities-held-to-maturity             --    11,307,752
 Marketable investment securities-available for sale   10,046,904         3,906
 Royalty receivable                                        37,500            --
 Prepaid expenses and other current assets                235,434       240,989
                    Total current assets               10,878,131    15,358,819

Investment in SPD Inc., at cost                           750,002            --
Fixed assets, net                                         320,117       347,703
Deposits and other assets                                  22,605        22,605

                    Total assets                    $  11,970,855    15,729,127

     Liabilities and Shareholders' Equity

Current liabilities:
 Accounts payable                                   $     137,698       203,787
 Deferred revenue                                          81,250        37,502
 Accrued expenses and other                               972,115       749,921

                    Total liabilities                   1,191,063       991,210

Shareholders' equity:
 Capital stock, par value $0.0001 per share;
  authorized 100,000,000 shares, issued and outstanding
  12,079,630 shares and 12,103,683 shares                   1,207         1,210
 Additional paid-in capital                            51,323,619    52,594,293
 Accumulated other comprehensive income (loss)              8,724       (46,094)
 Accumulated deficit                                  (40,400,797)  (37,658,531)
                                                       10,932,753    14,890,878

 Notes receivable from officers                          (152,961)     (152,961)

                    Total shareholders' equity         10,779,792    14,737,917

        Total liabilities and shareholders' equity   $ 11,970,855    15,729,127

See accompanying notes to consolidated financial statements.




                     RESEARCH FRONTIERS INCORPORATED

                  Consolidated Statements of Operations

                               (Unaudited)


                                Six months ended          Three months ended
                            June 30,2001 June 30,2000  June 30,2001 June 30,2000

Fee income                  $    81,252      198,734   $    12,500      99,960

Operating expenses            1,597,621    2,062,738     1,067,856     664,908

Research and development      1,581,147    1,278,378       854,426     611,266

Non-recurring non-cash
compensation expense                 --    3,133,748            --     363,748

                              3,178,768    6,474,864     1,922,282   1,639,922

       Operating loss        (3,097,516)  (6,276,130)   (1,909,782) (1,539,962)

Net investment income           355,250      416,987       161,338     228,758

       Net loss            $ (2,742,266)  (5,859,143) $ (1,748,444) (1,311,204)

Basic and diluted net loss
per common share           $       (.23)        (.49) $       (.14)       (.11)

Weighted average number of
common shares outstanding    12,078,108   12,022,456    12,064,696  12,096,206









See accompanying notes to consolidated financial statements.





                    RESEARCH FRONTIERS INCORPORATED

                 Consolidated Statements of Cash Flows

                              (Unaudited)


                                                           Six months ended
                                                       June 30,2001 June 30,2000

Cash flows from operating activities:
 Net loss                                              $ (2,742,266) (5,859,143)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
  Depreciation and amortization                              57,711      49,965
  Expense relating to issuance of
   contingent performance options                                --   3,133,748
  Expense relating to issuance of stock and
   warrants for services performed                           55,594     550,366
  Revenue relating to marketable securities
   received as license fee                                       --     (50,000)
  Cashless exercise of warrants                              17,588          --
  Changes in assets and liabilities:
   Salary advance to officer                                     --      66,445
   Royalty receivable                                       (37,500)   (340,000)
   Prepaid expenses and other current assets                  5,555     (16,897)
   Deferred revenue                                          43,748     191,266
   Accounts payable & accrued expenses                      156,105     494,728

Net cash used in operating activities                    (2,443,465) (1,779,522)

Cash flows from investing activities:
 Proceeds from sale and maturity of
  held-to-maturity securities                             1,319,572   1,246,083
 Purchases of held-to-maturity securities                        --  (3,276,280)
 Investment in SPD, Inc., at cost                          (750,002)         --
 Purchase of fixed assets                                   (30,125)    (48,775)

Net cash provided by (used in) investing activities         539,445  (2,078,972)

Cash flows from financing activities:
 Proceeds from issuances of common stock                  4,602,079  10,600,750
 Purchase of treasury stock                              (5,945,938)   (278,278)

Net cash (used in) provided by financing activities      (1,343,859) 10,322,472

Net (decrease) increase in cash and cash equivalents     (3,247,879)  6,463,978

Cash and cash equivalents at beginning of year            3,806,172   8,142,569

Cash and cash equivalents at end of period            $     558,293  14,606,547


See accompanying notes to consolidated financial statements.

                RESEARCH FRONTIERS INCORPORATED
           Notes to Consolidated Financial Statements
                         June 30, 2001
                          (Unaudited)

Basis of Presentation

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods to which the report relates. The results of operations for the six-month period ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year. The notes included herein should be read in conjunction with the notes to the financial statements of the Company as of December 31, 2000 and for the three years then ended, included in the Company's Annual Report on Form 10-K.

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

During the second quarter of 2001, the Company, through its wholly-owned subsidiary, SPD Enterprises, Inc., invested approximately $750,000 for a minority equity interest in SPD Inc., a subsidiary of Hankuk Glass Industries Inc., Korea's largest glass manufacturer, which is dedicated exclusively to the production of suspended particle device (SPD) light-control film and a wide variety of end-products using SPD film.

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

Marketable Investment Securities

During the second quarter of 2001, the Company determined that it may sell its marketable investment securities prior to their maturity dates in order to invest in other marketable securities, repurchase and retire its common stock, and for general working capital purposes. Accordingly, as of June 30, 2001, the Company transferred its classification of marketable securities from held-to-maturity to available-for-sale. As a result, the Company recorded the securities at fair value with the unrealized holding gain of $42,349 recorded as a component of shareholders' equity.

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

Shareholders' Equity

Issuance of Common Stock
For the six months ended June 30, 2001, the Company received $4,602,079 of net cash proceeds from (i) the issuance of 28,175 shares of common stock issued upon the exercise of options resulting in net proceeds of $224,347 and (ii) 247,000 shares of common stock issued upon the exercise of warrants resulting in net proceeds of $4,377,732. In addition, 778 shares were issued to directors in payment of $12,000 in directors fees, and 687 shares were issued through the cashless exercise of certain warrants, resulting in non-cash consulting expense of $17,588 being recorded.

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

Treasury Stock
For the six months ended June 30, 2001, the Company purchased in the open market and subsequently retired 299,693 shares of treasury stock with an aggregate cost of $5,945,938. For the six months ended June 30, 2000, the Company purchased in the open market and subsequently retired 16,100 shares of treasury stock with an aggregate cost of $278,278.

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

Contingent Performance Options
During 1999, the Company granted 237,800 contingent performance options to employees, which vested because the relevant performance milestone in the price of the Company's common stock was achieved during 2000. The Company was required to account for these options as a variable plan under APB Opinion No. 25. Accordingly, from the point in time that it appeared probable that such milestone would be achieved, the Company was required to recognize non-cash compensation expense each period from the date of grant through the vesting date based on the quoted market price of the stock at the end of each period. Non-cash compensation expense recognized during the three and six months ended June 30, 2000 in connection with these options was $363,748 and $3,133,748, respectively, as the applicable milestones for the vesting of these options were achieved during the second quarter of 2000. The charges recorded as a result of the issuance of these performance options were calculated based upon changes in the Company's stock price as of the end of each quarter until the vesting date, and are non-cash accounting charges.

Comprehensive Income

The Company accounts for its comprehensive income under the provisions of Statement of Financial Accounting Standards No.
130,  "Reporting Comprehensive Income." (Statement 130).
Statement 130 requires that companies disclose comprehensive income, which includes net income, foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. The Company did not have any foreign currency translation adjustments, or minimum pension liability adjustments during 2001 or 2000. The Company did not have unrealized gains or losses on marketable securities classified as available-for-sale during the first quarter of 2000, but did have unrealized gains and losses on marketable securities classified as available-for-sale during the second quarter of 2000 and first two quarters of 2001, and unrealized gain during the second quarter of 2001. Consequently, comprehensive loss was $1,696,220 and $2,687,448 for the three and six months ended June 30, 2001, respectively, and was $1,344,798 and $5,892,737 for the three and six months ended June 30, 2000, respectively.

Performance Bonus Plan

In December 2000, the Company's Board of Directors approved a performance bonus plan which provides for a bonus to be paid on or after July 2, 2001 and on or after January 2, 2002 equal to 1% of the increase, if any, in the Company's market value during the first and second halves of 2001. Bonuses are capped at a recipient's salary in the case of employees of the Company, and are currently capped at $57,222 in the case of non-employee directors of the Company. During 2000, the Company had a similar performance plan in place. The Company recorded
$785,500 and $755,000 of expenses in connection with these plans for the for the six months ended June 30, 2001 and 2000, respectively.

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

             Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Results of Operations for the Six Month Periods Ended June 30, 2001 and 2000

The Company's fee income from licensing activities for the first six months of 2001 was $81,252 as compared to $198,734 for the first six months of 2000.

Operating expenses decreased by $465,117 for the first six months of 2001 to $1,597,621 from $2,062,738 for the first six months of 2000. This decrease was primarily the result of a lower non-cash accounting charge of $43,596 which was recorded by the Company during the first half of 2001 compared to a non-cash accounting charge of $528,198 which was recorded by the Company during the first half of 2000, relating to the vesting of warrants based upon performance criteria being achieved or services performed, which expense was based upon the fair value of such warrants on the date the warrants vested as determined using a Black-Scholes option pricing model. In addition, operating expenses decreased due to decreased payroll expenses, and travel expenses, offset by increased marketing, consulting, public relations, accounting, insurance and rent expenses.

Research and development expenditures increased by $302,769 to $1,581,147 for the first six months of 2001 from $1,278,378 for the first six months of 2000. This increase was primarily the result of higher patent and materials expenses.

Operating expenses and research and development expenses listed above included amounts accrued under a performance bonus plan of $496,790 and $288,710, respectively during the first half of 2001 and $477,500 and $277,500, respectively during the first half of 2000. These performance bonuses in the amount accrued for were paid by the Company during the third quarter of 2001
because the applicable performance milestones were achieved.
The Company also recorded a non-cash compensation charge of $3,133,748 during the first half of 2000 which did not recur during 2001 which is related to the non-recurring grant of certain contingent performance options issued to employees and directors during 1999. Because of the performance milestones which must have been achieved in order for these options to vest, the Company was required to account for these options as variable plan under
APB Opinion No.25.   Without taking into account the non-cash
accounting charge associated with the contingent performance options described above and the performance warrants described above, the Company's net loss would have been $2,698,670 ($0.22 per share) for the first six months of 2001 as compared to $2,197,197 ($0.18 per share) for the first six months of 2000.

The Company's net gain from its investing activities for the first six months of 2001 was $355,250, as compared to a net gain from its investing activities of $416,987 for the first six months of 2000.

As a consequence of the factors discussed above, the Company's net loss was $2,742,266 ($0.23 per share) for the first six months of 2001 as compared to $5,859,143 ($0.49 per share) for the first six months of 2000. Without taking into account the non-cash accounting charge associated with the contingent performance options described above, and the performance warrants described above, the Company's net loss would have been $2,698,670
($0.22 per share) for the first six months of 2001 as compared to $2,197,197 ($0.18 per share) for the first six months of 2000.

Results of Operations for the Three Month Periods Ended June 30, 2001 and 2000

The Company's fee income from licensing activities for the second quarter of 2001 was $12,500 as compared to $99,960 for the second quarter of 2000.

Operating expenses increased by $402,948 for the second quarter of 2001 to $1,067,856 from $664,908 for the second quarter of 2000. This was primarily the result of increased marketing, payroll, consulting, public relations and accounting expenses offset by lower travel and insurance expenses.

Research and development expenditures increased by $243,160 to $854,426 for the second quarter of 2001 from $611,266 for the second quarter of 2000. This increase was primarily the result of higher patent expenses, offset by lower materials expenses.

Operating expenses and research and development expenses listed above included amounts accrued under a performance bonus plan of $471,019 and $276,996, respectively during the second quarter of 2001 and $238,750 and $138,750, respectively during the second quarter of 2000. These performance bonuses in the amount accrued for were paid by the Company during the third quarter of 2001 because the applicable performance milestones were achieved. The Company also recorded a non-cash compensation charge of $363,748 during the second quarter of 2000 which did not recur during 2001 which is related to the non-recurring grant of certain contingent performance options issued to employees and directors during 1999. Because of the performance milestones which must have been achieved in order for these options to vest, the Company was required to account for these options as variable plan under APB Opinion No.25. Without taking into account the non-cash accounting charge associated with the contingent performance options described above and the performance warrants described above, the Company's net loss would have been $1,748,444 ($0.14 per share) for the second quarter of 2001 as compared to $947,456 ($0.08 per share) for the second quarter of 2000.

The Company's net gain from its investing activities for the second quarter of 2001 was $161,338, as compared to a net gain from its investing activities of $228,758 for the second quarter of 2000.

As a consequence of the factors discussed above, the Company's net loss was $1,748,444 ($0.14 per share) for the second quarter of 2001 as compared to $1,311,204 ($0.11 per share) for the second quarter of 2000. Without taking into account the non-cash accounting charge associated with the contingent performance options described above, and the performance warrants described above, the Company's net loss would have been $1,748,444
($0.14 per share) for the second quarter of 2001 as compared to $947,456 ($0.08 per share) for the second quarter of 2000.

Financial Condition, Liquidity and Capital Resources

During the first six months of 2001, the Company's cash and cash equivalent balance decreased by $3,247,879 principally as a result of cash used to fund the Company's operating activities of $2,443,465, and the repurchase and subsequent retirement of $5,945,938 worth of the Company's common stock in the open market, offset partially by $4,602,079 of proceeds received, net of expenses, from the issuance of common stock upon the exercise of options and warrants, and cash proceeds of $539,445 from the Company's investing activities. At June 30, 2001, the Company had working capital of $9,687,068 and its shareholders' equity was $10,779,792.

In December 2000, the Company's Board of Directors approved a performance bonus plan which provides for a bonus to be paid on or after July 2, 2001 and on or after January 2, 2002 equal to 1% of the increase, if any, in the Company's market value during the first and second halves of 2001. Bonuses are capped at a recipient's salary in the case of employees of the Company, and are currently capped at $57,222 in the case of non-employee directors of the Company. During 2000, the Company had a similar performance plan in place. As noted above, the Company has accrued $785,500 as of June 30, 2001 towards the payment of these bonuses. These performance bonuses in the amount accrued for were paid by the Company during the third quarter of 2001 because the applicable performance milestones were achieved.

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

The Company expects to use its cash and the proceeds from sales or maturities of its investments to fund its research and development of SPD light valves and for other working capital purposes. The Company's working capital and capital requirements depend upon numerous factors, including the results of research and development activities, competitive and technological developments, the timing and cost of patent filings, the development of new licensees and changes in the Company's relationships with its existing licensees. The degree of dependence of the Company's working capital requirements on each of the foregoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements; the addition of new licensees may provide additional working capital or working capital requirements, and changes in relationships with existing licensees would have a favorable or negative impact depending upon the nature of such changes.
Based upon existing levels of expenditures, assumed ten percent annual increases therein, existing cash reserves and budgeted revenues, the Company believes that it would not require additional funding for at least the next two to three years (without giving effect to any new financing raised or treasury stock repurchases, which are discretionary). There can be no assurance that expenditures will not exceed the anticipated amounts or that additional financing, if required, will be available when needed or, if available, that its terms will be favorable or acceptable to the Company. Eventual success of the Company and generation of positive cash flow will be dependent upon the commercialization of products using the Company's technology by the Company's licensees and payments of continuing royalties on account thereof.

New Accounting Standards
In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations which supersedes Accounting Principles Board (APB) Opinion No. 16, Business Combinations. SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. The elimination of the pooling-of-interests method is effective for transactions initiated after June 30, 2001. The remaining provisions of SFAS 141 will be effective for transactions accounted for using the purchase method that are completed after June 30, 2001.

In July 2001, the FASB also issued Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets which supersedes APB Opinion No. 17, Intangible Assets. SFAS
142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS 142 will apply to goodwill and intangible assets arising from transactions completed before and after the Statement's effective date. SFAS 142 is effective for the Company beginning January
1, 2002. Management of the Company does not believe that the implementation of SFAS 141 or SFAS 142 will have a significant impact on its financial position or results of operations.

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

PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security-Holders

The Annual Meeting of Stockholders of Research Frontiers Incorporated was held on June 14, 2001. Listed below is a summary of how the 12,033,083 shares voted at the Annual
Meeting on the various proposals voted upon and adopted at the Annual Meeting. For the election of Bernard D. Gold as a Class II member of the Company's Board of Directors, 9,829,131 shares were voted in favor of election, and 266,877 votes were withheld. For the ratification of the appointment of KPMG LLP as auditors for the 2001 fiscal year, 10,070,493 shares were voted in favor of election, 16,233 shares were voted against, and 9,282 shares abstained from voting. For the approval of the amendment to the Company's 1998 Stock Option Plan, 9,441,903 shares were voted in favor, 624,336 shares were voted against, and 29,769 shares abstained from voting.

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

Date: August 13, 2001