Form 10-Q
period 2001-09-30
RESEARCH FRONTIERS INC
filed 2001-11-14
CIK 793524

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

 For Quarter Ended September 30, 2001    Commission File No.  1-9399

                   RESEARCH FRONTIERS INCORPORATED
         (Exact name of registrant as specified in charter)


                   Delaware                         11-2103466
(State of incorporation or organization)         (IRS Employer
                                              Identification No.)

     240 Crossways Park Drive, Woodbury, N.Y.           11797
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

                    Yes    X          No    __

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 13, 2001, there were outstanding 12,100,595 shares of Common Stock, par value $0.0001 per share.

                      RESEARCH FRONTIERS INCORPORATED

                        Consolidated Balance Sheets

                                                  September 30, 2001
                    Assets                          (Unaudited)    Dec.31,2000

Current assets:
 Cash and cash equivalents                          $       163,562   3,806,172
 Marketable investment securities-held-to-maturity               --  11,307,752
 Marketable investment securities-available for sale      8,143,060       3,906
 Royalty receivable                                          37,500          --
 Prepaid expenses and other current assets                  149,808     240,989
                      Total current assets                8,493,930  15,358,819

Investment in SPD Inc., at cost                             750,002          --
Fixed assets, net                                           296,623     347,703
Deposits and other assets                                    22,605      22,605
                      Total assets                   $    9,563,160  15,729,127

     Liabilities and Shareholders' Equity

Current liabilities:
 Accounts payable                                    $      154,318     203,787
 Deferred revenue                                            62,594      37,502
 Accrued expenses and other                                 113,793     749,921
                       Total liabilities                    330,705     991,210

Shareholders' equity:
 Capital stock, par value $0.0001 per share;
  authorized 100,000,000 shares, issued and
  outstanding 12,053,595 shares and 12,103,683 shares         1,205       1,210
 Additional paid-in capital                              50,669,197  52,594,293
 Accumulated other comprehensive income (loss)              101,340    (46,094)
 Accumulated deficit                                    (41,386,326)(37,658,531)
                                                          9,385,416  14,890,878
 Notes receivable from officers                            (152,961)   (152,961)
                       Total shareholders' equity         9,232,455  14,737,917
    Total liabilities and shareholders' equity       $    9,563,160  15,729,127

See accompanying notes to consolidated financial statements.




                     RESEARCH FRONTIERS INCORPORATED

                  Consolidated Statements of Operations

                               (Unaudited)


                           Nine months ended             Three months ended
                        Sept.30,2001  Sept.30,2000  Sept.30,2001  Sept.30,2000

Fee income             $    109,908       298,693  $     28,656        99,959

Operating expenses        2,240,943     2,501,877       643,322       439,139

Research and development  2,143,889     1,706,344       562,742       427,966

Non-recurring non-cash
compensation expense             --     3,133,748            --            --

                          4,384,832     7,341,969     1,206,064       867,105

     Operating loss      (4,274,924)   (7,043,276)   (1,177,408)     (767,146)

Net investment income       547,129       644,191       191,879       227,204

Net loss             $   (3,727,795)   (6,399,085) $   (985,529)     (539,942)

Basic and diluted net
loss per common share   $      (.31)         (.53)   $     (.08)         (.04)

Weighted average number of
common shares outstanding 12,081,955   12,073,688    12,089,522    12,175,039










  See accompanying notes to consolidated financial statements.





                    RESEARCH FRONTIERS INCORPORATED

                 Consolidated Statements of Cash Flows

                              (Unaudited)


                                                        Nine months ended
                                                  Sept. 30,2001  Sept. 30,2000

Cash flows from operating activities:
 Net loss                                        $  (3,727,795)    (6,399,085)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization                        87,765         79,740
   Expense relating to issuance of
    contingent performance options                          --      3,133,748
   Expense relating to issuance of stock and
    warrants for services performed                    112,817        605,363
   Revenue relating to marketable securities
    received as license fee                                 --        (50,000)
   Cashless exercise of warrants                        17,588             --
   Changes in assets and liabilities:
    Salary advance to officer                               --         66,445
    Royalty receivable                                 (37,500)       (65,000)
    Prepaid expenses and other current assets           91,181        (96,809)
    Deferred revenue                                    25,092         91,307
    Accounts payable & accrued expenses               (685,597)      (214,945)
       Net cash used in operating activities        (4,116,449)    (2,849,236)

Cash flows from investing activities:
 Proceeds from sale and maturity of
   held-to-maturity securities                       1,319,572      1,246,083
 Proceeds from sale of available-for-sale securities 1,996,460             --
 Purchases of held-to-maturity securities                   --     (7,272,100)
 Investment in SPD, Inc., at cost                     (750,002)            --
 Purchase of fixed assets                              (36,685)      (104,369)
Net cash provided by (used in) investing activities  2,529,345     (6,130,386)

Cash flows from financing activities:
 Proceeds from issuances of common stock             5,987,159     11,464,577
 Purchase of treasury stock                         (8,042,665)    (1,301,275)
Net cash (used in) provided by financing activities (2,055,506)    10,163,302

Net (decrease) increase in cash and cash equivalents(3,642,610)     1,183,680

Cash  and cash equivalents at beginning of year      3,806,172      8,142,569

Cash  and cash equivalents at end of period         $  163,562      9,326,249


See accompanying notes to consolidated financial statements.

                RESEARCH FRONTIERS INCORPORATED
           Notes to Consolidated Financial Statements
                       September 30, 2001
                          (Unaudited)

Basis of Presentation

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods to which the report relates. The results of operations for the nine-month period ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year. The notes included herein should be read in conjunction with the notes to the financial statements of the Company as of December 31, 2000 and for the three years then ended, included in the Company's Annual Report on Form
10-K.

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

Marketable Investment Securities

During the second quarter of 2001, the Company determined that it may sell its marketable investment securities prior to their maturity dates in order to invest in other marketable securities, repurchase and retire its common stock, and for general working capital purposes. Accordingly, as of June 30, 2001, the Company transferred its classification of marketable securities from held-to-maturity to available-for-sale. As a result, the Company records the securities at fair value with the unrealized holding gain of $140,090 recorded as a component of shareholders' equity.

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

Shareholders' Equity
Issuance of Common Stock
For the nine months ended September 30, 2001, the Company received $5,987,159 of net cash proceeds from (i) the issuance of 44,175 shares of common stock issued upon the exercise of options resulting in net proceeds of $344,847 and (ii) 302,000 shares of common stock issued upon the exercise of warrants resulting in net proceeds of $5,642,312. In addition, 3,715 shares were issued to directors in payment of $69,221 in directors fees, and 687 shares were issued through the cashless exercise of certain warrants, resulting in non-cash consulting expense of $17,588 being recorded.

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

Treasury Stock
For the nine months ended September 30, 2001, the Company purchased in the open market and subsequently retired 400,665 shares of treasury stock with an aggregate cost of $8,042,665. For the nine months ended September 30, 2000, the Company purchased in the open market and subsequently retired 66,700 shares of treasury stock with an aggregate cost of $1,301,275.

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

Comprehensive Income

The Company accounts for its comprehensive income under the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." (Statement 130). Statement 130 requires that companies disclose comprehensive income, which includes net income, foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. The components of comprehensive loss for the three and nine months ended September 30, 2001 and 2000 are as follows:

                                 Nine months ended         Three months ended
                             Sept.30,2001 Sept.30,2000 Sept.30,2001 Sept.30,2000

Net loss                          $(3,727,795) (6,399,085) $ (985,529) (539,942)

Unrealized gain (loss) on securities:
 Unrealized holding gain (loss)
  arising during period              $147,434     (42,188) $  139,281    (8,594)
 Less: reclassification adjustment
  for gains realized in net income         --          --  $  (46,665)       --
Net unrealized gain (loss)         $  147,434     (42,188) $   92,616    (8,594)

Total comprehensive loss          $(3,580,361) (6,441,273) $ (892,813) (548,536)


  Performance Bonus Plan

  In December 2000, the Company's Board of Directors approved a performance bonus plan which provides for a bonus to be paid on or after July 2, 2001 and on or after January 2, 2002 equal to 1% of the increase, if any, in the Company's market value during the first and second halves of 2001. Bonuses are capped at a recipient's salary in the case of employees of the Company, and are currently capped at $57,222 in the case of non-employee directors of the Company. During 2000, the Company had a similar performance plan in place. The Company recorded $785,500 and $755,000 of expenses in connection with these plans for the nine months ended September 30, 2001 and 2000, respectively. For the three months ended September 30, 2001 and 2000, no amounts were accrued under such plans.

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

                 Management's Discussion and Analysis of
              Financial Condition and Results of Operations

  Results of Operations for the Nine Month Periods
  Ended September 30, 2001 and 2000

  The Company's fee income from licensing activities for the first nine months of 2001 was $109,908 as compared to $298,693 for the first nine months of 2000.

  Operating expenses decreased by $260,934 for the first nine months of 2001 to $2,240,943 from $2,501,877 for the first nine months of 2000. This decrease was primarily the result of a lower non-cash accounting charge of $43,596 which was recorded by the Company during the first nine months of 2001 compared to a non-cash accounting charge of $528,198 which was recorded by the Company during the first nine months of 2000, relating to the vesting of warrants based upon performance criteria being achieved or services performed, which expense was based upon the fair value of such warrants on the date the warrants vested as determined using a Black-Scholes option pricing model. In addition, operating expenses decreased due to decreased payroll expenses, offset by increased marketing and public relations expenses.

  Research and development expenditures increased by $437,545 to $2,143,889 for the first nine months of 2001 from $1,706,344 for the first nine months of 2000. This increase was primarily the result of higher patent and materials expenses, as well as payroll and consulting expenses.

  Operating expenses and research and development expenses listed above included amounts accrued under a performance bonus plan of $496,790 and $288,710, respectively during the first half of 2001 and $477,500 and $277,500, respectively during the first half of 2000. These performance bonuses in the amount accrued for were paid by the Company during the third quarter of 2001 because the applicable performance milestones were achieved. During the third quarters of 2001 and 2000, no amounts were accrued for under this plan. The Company also recorded a non-cash compensation charge of $3,133,748 during the first half of 2000 which did not recur during 2001 which is related to the non-recurring grant of certain contingent performance options issued to employees and directors during 1999. Because of the performance milestones which must have been achieved in order for these options to vest, the Company was required to account for these options as variable plan under APB Opinion No.25.
  Without taking into account the non-cash accounting charge associated with the contingent performance options described above and the performance warrants described above, the Company's net loss would have been $2,898,699 ($0.24 per share) for the first nine months of 2001 as compared to $1,982,139 ($0.16 per share) for the first nine months of 2000.

  The Company's net gain from its investing activities for the first nine months of 2001 was $547,129, as compared to a net gain from its investing activities of $644,191 for the first nine months of 2000.

  As a consequence of the factors discussed above, the Company's net loss was $3,727,795 ($0.31 per share) for the first nine months of 2001 as compared to $6,399,085 ($0.53 per share) for the first nine months of 2000. Without taking into account the non-cash accounting charge associated with the contingent performance options described above, and the performance warrants described above, the Company's net loss would have been $2,898,699 ($0.24 per share) for the first nine months of 2001 as compared to $1,982,139 ($0.16 per share) for the first nine months of 2000.

  Results of Operations for the Three Month Periods
  Ended September 30, 2001 and 2000

  The Company's fee income from licensing activities for the third quarter of 2001 was $28,656 as compared to $99,959 for the third quarter of 2000.

  Operating expenses increased by $204,183 for the third quarter of 2001 to $643,322 from $439,139 for the third quarter of 2000. This was primarily the result of increased marketing, consulting, public relations, travel and insurance expenses, and professional fees offset by lower payroll expenses.

  Research and development expenditures increased by $134,776 to $562,742 for the third quarter of 2001 from $427,966 for the third quarter of 2000.This increase was primarily the result of higher patent expenses and research related payroll expenses, offset by lower materials and consulting expenses.

  The Company's net gain from its investing activities for the third quarter of 2001 was $191,879, as compared to a net gain from its investing activities of $227,204 for the third quarter of 2000.

  As a consequence of the factors discussed above, the Company's net loss was $985,529 ($0.08 per share) for the third quarter of 2001 as compared to $539,942 ($0.04 per share) for the third quarter of 2000.

  Financial Condition, Liquidity and Capital Resources

  During the first nine months of 2001, the Company's cash and cash equivalent balance decreased by $3,642,610 principally as a result of cash used to fund the Company's operating activities of $4,116,449, and the repurchase and subsequent retirement of $8,042,665 worth of the Company's common stock in the open market, offset partially by $5,987,159 of proceeds received, net of expenses, from the issuance of common stock upon the exercise of options and warrants, and cash proceeds of $2,529,345 from the Company's investing activities. At September 30, 2001, the Company had working capital of $8,163,225 and its shareholders' equity was $9,232,455.

  In December 2000, the Company's Board of Directors approved a performance bonus plan which provides for a bonus to be paid on or after July 2, 2001 and on or after January 2, 2002 equal to 1% of the increase, if any, in the Company's market value during the first and second halves of 2001. Bonuses are capped at a recipient's salary in the case of employees of the Company, and are currently capped at $57,222 in the case of non-employee directors of the Company. During 2000, the Company had a similar performance plan in place. The Company had accrued $785,500 as of June
  30, 2001 towards the payment of these bonuses. These performance bonuses in the amount accrued for were paid by the Company during the third quarter of 2001 because the applicable performance milestones were achieved.

  During the second quarter of 2001, the Company invested approximately $750,000 for a minority equity interest in SPD Inc., a subsidiary of Hankuk Glass Industries Inc., Korea's largest glass manufacturer. In April 2001, SPD Inc. announced that it acquired a new factory located in Inchon, Korea which will be dedicated exclusively to the production of suspended particle device
  (SPD) light-control film and a wide variety of end-products using SPD film, and that it has produced SPD film in the Fall of this year, and expects to complete the equipping of its factory and to threafter commence mass production of both SPD film and SPD end-products later on this year.

  The Company expects to use its cash and the proceeds from sales or maturities of its investments to fund its research and development of SPD light valves and for other working capital purposes. The Company's working capital and capital requirements depend upon numerous factors, including the results of research and development activities, competitive and technological developments, the timing and cost of patent filings, the development of new licensees and changes in the Company's relationships with its existing licensees. The degree of dependence of the Company's working capital requirements on each of the foregoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements; the addition of new licensees may provide additional working capital or working capital requirements, and changes in relationships with existing licensees would have a favorable or negative impact depending upon the nature of such changes. Based upon existing levels of expenditures, assumed ten percent annual increases therein, existing cash reserves and budgeted revenues, the Company believes that it would not require additional funding for at least the next two years (without giving effect to any new financing raised or treasury stock repurchases, which are discretionary). There can be no assurance that expenditures will not exceed the anticipated amounts or that additional financing, if required, will be available when needed or, if available, that its terms will be favorable or acceptable to the Company. Eventual success of the Company and generation of positive cash flow will be dependent upon the commercialization of products using the Company's technology by the Company's licensees and payments of continuing royalties on account thereof.

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

  In October 2001, the FASB also issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Long-Lived Assets
  ,which addresses financial accounting and reporting of for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived
  Assets to be Disposed Of, while retaining the fundamental recognition and measurement provisions of that statement. SFAS No. 144 requires that a long-lived asset to be abandoned, exchanged for a similar productive asset or distributed to owners in a spinoff to be considered held and used until it is disposed of. However, SFAS No. 144 requires that management consider revising the depreciable life of such long-lived asset. With respect to long-lived assets to be disposed of by sale, SFAS No. 144 retains the provisions of SFAS No. 121, and therefore, requires that discontinued operations no longer be measured ona net realizable value basis and that future operating losses assocaited with such discontinued operations no longer be recognized before they occur. SFAS 144 is effective for the Company beginning January 1, 2002. Management of the Company does not believe that the implementation of SFAS 144 will have a significant impact on its financial position or results of operations.

  Item 3.    Quantitative and Qualitative Disclosures About Market Risk

  The information required by Item 3 has been disclosed in Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31,
  2000. There has been no material change in the disclosure regarding market risk.

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

  Date: November 13, 2001