Form 10-K405
period 2001-12-31
RESEARCH FRONTIERS INC
filed 2002-03-28
CIK 793524

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of
                     THE SECURITIES AND EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 2001 Commission File Number 1-9399

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 27, 2002 there were 12,130,395 shares of Research Frontiers Incorporated common stock outstanding (of which 625,389 shares were held, either directly or indirectly, by affiliates of the Company), and the aggregate market value of the common shares (based upon the closing trading price of these shares on NASDAQ on March 27, 2002) held by non-affiliates was approximately $204,789,107. In making this computation, all shares known to be owned by directors and executive officers of the Company and all shares known to be owned by other persons holding in excess of 5% of the
Company's common stock have been deemed held by "affiliates" of the
Company.  Nothing herein shall prejudice the right of the Company or any such person to deny that any such director, executive officer, or stockholder is
an "affiliate."          Exhibit Index at pages 19-23.
                                  Page 1 of 43

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

SPDs use microscopic light-absorbing particles that are either in a liquid suspension or a film. The microscopic particles align when an electrical voltage is applied. This permits light to pass through the device, and allows the amount of light to be controlled. The first light valve of this type was invented by Dr. Edwin Land, founder of Polaroid Corporation, in the 1930s. Since 1965, Research Frontiers has been actively working to develop and license its own technology, which it protects using patents, trade secrets and know-how. Although patent and trade secret protection is not a guarantee of commercial success, Research Frontiers currently has approximately 365 patents and pending patent applications throughout the world protecting its technology.

SPD technology may have wide commercial applications in many types of products where variable light transmission is desired, such as:

     -    "smart" windows
     -    variable light transmission eyewear such as goggles and sunglasses
     -    self-dimmable automotive sunroofs, sunvisors and rear-view mirrors,and
     - flat panel information displays for use in computers, televisions, telephones and other electronic instruments.

Various licensees of Research Frontiers have developed prototypes of smart window, and eyewear products. Also, prototypes of flat panel displays and self-dimming automotive rear-view mirrors have also been developed. These prototypes demonstrate the feasibility and operation of the products they relate to, but they may need additional product design, engineering or testing before commercial products are introduced. Our licensees may consider the exact stage of development, product introduction strategies and timetables, and other plans to be proprietary or secret. At least two licensees of the Company to date have announced production of actual products using SPD technology. InspecTech Aero
Service Inc. has received FAA certification for, and have already installed SPD windows on various aircraft. In April 2001, Hankuk Glass Industries, Inc., another licensee of the Company, announced that its subsidiary devoted exclusively to the production of SPD film and end-products, SPD Inc., had acquired a factory in Incheon, Korea. SPD Inc. announced in January 2002 that this factory had begun production of SPD film and end-products made from SPD film. Another licensee of RFI, ThermoView Industries, has begun demonstrating
SPD-Smart  windows to the public in Times Square, New
York and at their annual shareholders meeting, and ThermoView expects to begin sales of SPD variable light transmission windows to the residential customers in the third quarter of 2002.

The following table summarizes Research Frontiers' existing license agreements and lists the year these agreements were entered into:

Licensee or Optionee          Products Covered                        Territory

AP Technoglass Co.       Sunroof glass for other licensees (2001)     Worldwide

Avery Dennison Corp.     SPD displays (2001)                          Worldwide

BOS GmbH                 Variable light transmission SPD sunshades    Worldwide
                         and sunvisors.  (2002)

Dainippon Ink and        SPD emulsions for other licensees (1999)     Worldwide
 Chemicals Incorporated

Film Technologies Int'l  SPD film for other licensees and             Worldwide
                         prospective licensees (2001)

General Electric Company SPD film for other licensees and             Worldwide
                         prospective licensees (1995)

Glaverbel, S.A.          Automotive vehicle rear-view mirrors,        Worldwide
                         transportation vehicle sunvisors, and   (except  Korea
                         architectural and automotive windows (1996)for windows)

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

InspecTech Aero Service,Inc. Aircraft windows and cabin dividers(2001) Worldwide
                                                                  (except Korea)

Isoclima S.p.A.          Architectural and automotive windows (2002)   Worldwide
                                                                  (except Korea)

N.V. Bekaert S.A (acquired   Architectural and automotive windows,     Worldwide
from Material Sciences Corp.)SPD film for other licensees, prospective licensees and architectural and automotive window companies (1997)

Polaroid Corporation  SPD emulsions and films for other licensees(2000)Worldwide

ThermoView Industries, Inc.   Architectural windows (2000)             Worldwide
                                                                  (except Korea)

Licensees of Research Frontiers who incorporate SPD technology into end products will pay Research Frontiers a royalty of 5-10% of net sales of licensed products under license agreements currently in effect, and may also be required to pay Research Frontiers minimum annual royalties. Licensees who sell products or components to other licensees of Research Frontiers do not pay a royalty on such sale and Research
Frontiers will collect such royalty from the licensee incorporating such products or components into their own end-products. Research Frontiers' license agreements typically allow the licensee to terminate the license after some period of time, and give Research Frontiers only limited rights to terminate before the license expires. Most licenses are non-exclusive and generally last as long as our patents remain in effect. The license granted to Hankuk Glass Industries is exclusive within Korea for certain applications through December 2004. Global Mirror's license restricts new licenses from being granted in the truck mirror original equipment market for a period of time if certain sales milestones are met with respect to commercial vehicles in Classes 5 through 8 with gross vehicle weights in excess of 16,000 pounds.

     Although the Company believes based upon the status of current negotiations that additional license agreements with third parties will be entered into, there can be no assurance that any such additional license agreements will be consummated, or that any licensee of the Company will produce or sell commercial products using the Company's technology.

     The Company plans to continue to exploit its SPD light valve technology by entering into additional license and other agreements with end-product manufacturers such as manufacturers of flat glass, flat panel displays, automotive products, and with other interested companies who may wish to acquire rights to manufacture and sell the Company's proprietary liquid suspensions and films. The Company's plans also call for further development of its SPD light valve technology and the provision of additional technological and marketing assistance to its licensees to develop commercially viable products using SPD technology and expand the markets therefor. The Company cannot predict when or if new license agreements will be entered into or if commercial products will result from its existing or future licenses because of the risks inherent in the developmental process and because commercialization is dependent upon the efforts of its licensees as well as on the continuing research and development efforts of the Company.

     On March 27, 2002, the Company had thirteen full-time employees, six of whom are technical personnel, and the rest of whom perform legal, marketing, investor relations, and administrative functions. Of these employees, two have obtained a doctorate in chemistry, one has a masters in chemistry, two have extensive industrial experience in electronics and electrical engineering, and one has majored in physics. Three employees also have additional postgraduate degrees in business administration. Also the Company's suppliers and licensees have people on their teams with advanced degrees in a number of areas relevant to the commercial development of products using the Company's technology. The success of the Company is dependent on, among other things, the services of its senior management, the loss of whose services could have a material adverse effect upon the prospects of the Company.

     The Company expects to compete against various display technologies that are currently being used commercially. In particular, the Company expects its SPD technology to compete on the basis of the performance characteristics with liquid crystal displays ("LCDs") and organic light emitting diodes ("OLEDs"). An LCD is generally similar in construction to an SPD display, but instead of a liquid or film suspension, utilizes an organic material called a liquid crystal which, although comprised of molecules that flow like a liquid, has some of the characteristics of solid crystals. Like SPD displays, LCDs are "passive" devices which do not generate light, but merely reflect or modulate existing light. OLEDs emit light rather than transmit it, and unlike LCDs but similar to SPD displays, OLEDs promise to have wide viewing angles and low power consumption. However, several technological and manufacturing hurdles remain in the production of OLEDs including limited life expectancy, sensitivity to degradation from exposure to air and water, and cost. The market for flat panel displays was estimated by others to have been approximately
$22.5 billion for 2001. The Company believes that some of its licensees may begin to challenge OLEDs and liquid crystal displays with SPDs for part of the flat panel display market during the next several years.

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

     Electrochromic Technology: When compared to electrochromic windows and rear-view mirrors, which use a direct current voltage to alter the molecular structure of electrochromic materials (which can be in the form of either a liquid, gel or solid film) causing the material to darken, SPDs have numerous potential performance, manufacturing and cost advantages. In comparing the Company's SPD light valves to electrochromic technologies, SPDs are expected to have some or all of the following advantages: (i) faster response time, (ii) lower estimated costs, (iii) more reliable performance over a wider temperature range, (iv) capability of achieving darker off-states, (v) lower current drain, (vi) higher estimated battery life in applications where batteries are used, and (vii) no "iris effect" (where light transmission changes first occur at the outer edges of a window or mirror and then work their way toward the center) when changing from clear to dark and back again. Many companies with substantially greater resources than Research Frontiers such as 3M, Asahi Glass, Gentex Corp., Pilkington,
PPG Industries, Schott Donnelly, and other large corporations have pursued or are pursuing projects in the electrochromic area. Pilkington has reportedly introduced an electrochromic window in Germany having an estimated installed cost of about $125 per square foot. Many of these companies listed have reported discontinuing or substantially curtailing their work on electrochromics due to technical problems and issues relating to the expense of these technologies.

     Liquid Crystal Technology: To date, the main types of liquid crystal smart windows have been produced by Taliq Corp.
(a subsidiary of Raychem Corp. which has since discontinued its liquid crystal operations and licensed its technology to others), Nippon Sheet Glass, Saint Gobain Vitrage SA, Polytronix, Inc. and 3M (which has also reportedly discontinued its liquid crystal film making operations). These windows are very expensive (having an estimated installed cost of about $200-250 per square foot), and only change from a cloudy opaque milky-white to a hazy clear state, with no useful intermediate states. As compared to liquid crystal windows, SPD smart windows should be less expensive to produce, could be viewed at wide angles without a light scattering haze effect when activated, would operate over a wider temperature range, and would permit an infinite number of intermediate states between a transparent state with no visible haze to a dark blue state.

     LCDs and other types of displays, as well as electrochromic self-dimmable rear-view mirrors, are already on the market, whereas products incorporating SPD technology have only begun to appear in the marketplace, so long-term durability and performace of SPD light valves have not yet been fully ascertained. The companies manufacturing LCD and other display devices, LCD windows, and electrochromic self-dimmable rear-view mirrors, have substantially greater financial resources and manufacturing experience than the Company.
There is no assurance that comparable systems having the same advantages of the Company's SPD light valves could not be developed by competitors at a lower cost or that other products could not be developed which would render the Company's products difficult to market or technologically or otherwise obsolete.

     In each of the last three fiscal years the Company has devoted substantially all of its time to the development of one class of products and therefore revenue analysis per class is not provided herein.

     The Company does not believe that future sales will be seasonal in any material respect. Due to the nature of the Company's business operations and the fact that the Company is not presently a manufacturer, there is no backlog of orders for the Company's products, although there may be backlogs of orders at licensees which are currently being filled now that SPD Inc.'s factory has commenced production of SPD film and end products using such film.

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

Research and Development

     As a result of the Company's research and development efforts, the Company believes that its SPD light valves will be usable in a number of commercial products. Such products may include one or more of the following fields: "smart" windows, variable light transmission eyewear such as sunglasses and goggles, self-dimmable automotive sunroofs, sunvisors and mirrors, and instruments and other information displays that use digits, letters, graphic images, or other symbols to supply information, including scientific instruments, aviation instruments, automobile dashboard displays and, if certain improvements can be made in various features of the Company's SPD light valves, portable computer displays and flat panel television displays. The Company believes that most of its research and development efforts have applicability to products that may incorporate the Company's technology. Although the Company believes that the state of development of its technology is sufficiently advanced that commercial products should be producible hereafter by its licensees, such potential commercialization is beyond the control of the Company. In addition, the Company intends to continue its research and development efforts for the foreseeable future to improve its SPD light valve technology and thereby assist in the commercialization of the Company's SPD light valve technology by the Company's licensees.

     The Company has devoted most of the resources it has heretofore expended to research and development activities with the goal of producing commercially viable light valves and already has developed working prototypes of its SPD light valves for several different applications including smart windows, mirrors and flat panel displays.

Research Frontiers' main goals in its research and development are:

-    developing wider ranges of light transmission and quicker switching speeds,
-    developing different colored particles,
-    reducing the voltage required to operate SPDs, and
- obtaining data and developing improved materials regarding environmental stability and longevity.

Research Frontiers incurred about $2,635,000, $2,619,000, and $1,971,000 (which includes the purchase of patents), during the years ended December 31, 2001, 2000, and 1999, respectively, for research and development. Research Frontiers plans to engage in substantial continuing research and development activities.

    Patents and Proprietary Information

    The Company has 23 United States patents in force. Five United States and six international patent applications are pending. The Company's United States patents expire at various dates from 2006 through 2020. The Company has approximately 137 issued patents and a substantial number of patent applications pending in foreign countries. The Company's foreign patents expire at various dates from 2002 through 2019. The Company believes that its SPD light valve technology is adequately protected by its patent position and by its proprietary technological know-how. However, the validity of the Company's patents has never been contested in any litigation. To a lesser extent, the Company relies on trade secrets and nondisclosure agreements to protect its technology. The Company generally requires any employee, consultant, or licensee having access to its confidential information to execute an agreement whereby such person agrees to keep such information confidential.

    Rights Plan

    In February 1993, the Company's Board of Directors adopted a Stockholders' Rights Plan and declared a dividend distribution of one Right for each outstanding share of Company common stock to stockholders of record at the close of business on April 12, 1993. If a person or group has acquired beneficial ownership of, or commences a tender or exchange offer for, 20% or more of the Company's common stock, unless redeemed by the Company's Board of Directors, each Right entitles the holder (other than the acquiring person) to purchase from the Company $90 worth of common stock for $45. If the Company is merged into, or 50% or more of its assets or earning power is sold to, the acquiring company, the Rights will also enable the holder (other than the acquiring person) to purchase $90 worth of common stock of the acquiring company for $45. The Rights will expire at the close of business on February 16, 2003, unless the Rights Plan is extended by the Company's Board of Directors or unless the Rights are earlier redeemed by the Company at a price of $.0000424 per Right. The Rights are not exercisable during the time when they are redeemable by the Company. The above description highlights some of the features of the Company's Rights Plan and is not a complete description of the Rights Plan. A more detailed description and a copy of the Rights Plan is available from the Company upon request.

    ITEM 2.   PROPERTIES

    The Company currently occupies approximately 8,100 square feet of space at a minimum annual rental of approximately $141,500 (which rises over the term of the lease to approximately $143,500) for its executive office and research facility at 240 Crossways Park Drive, Woodbury, New York 11797 under a lease expiring January 31, 2004. The
Company believes that its space, including its laboratory facilities, is adequate for its present needs.

    ITEM 3.   LEGAL PROCEEDINGS

    There are no legal proceedings pending by or against the Company.

    ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None
                                  PART II

    ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY
              AND RELATED STOCKHOLDER MATTERS

    (a)  Market Information

         (1) The Company's common stock is traded on the NASDAQ National Market. As of March 27, 2002, there were 12,130,395 shares of common stock outstanding.

         (2) The following table sets forth the range of the high and low selling prices (as provided by the National Association of Securities Dealers) of the Company's common stock for each quarterly period within the past two fiscal years:

              Quarter Ended            Low       High
              March 31, 2000           14.6250   40.0000
              June 30, 2000             9.6875   32.0000
              September 30, 2000       14.7500   31.7500
              December 31, 2000        13.7500   22.4375
              March 31, 2001           10.5000   24.2500
              June 30, 2001            17.0000   30.0000
              September 30, 2001        9.0000   29.0000
              December 31, 2001        13.1500   19.0000

         These quotations may reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

(b)  Approximate Number of Security Holders

     As of March 27, 2002, there were 606 holders of record of
the Company's common stock.   The Company estimates that
there are approximately 10,675 beneficial holders of the Company's common stock.

(c)  Dividends

     The Company did not pay dividends on its common stock in 2001 and does not expect to pay any cash dividends in the foreseeable future. There are no restrictions on the payment of dividends.

ITEM 6.   SELECTED FINANCIAL DATA

     The following table sets forth selected data regarding the Company's operating results and financial position. The data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto, all of which are contained in this Annual Report on Form 10-K.

                                         Year ended December 31,
                                2001        2000      1999       1998      1997
Statement of Operations Data:
Fee income                  $142,002    $333,652  $128,096   $108,735  $ 60,000
Operating expenses         2,744,059   3,027,655 1,605,028  1,631,179 1,884,038
Research and development(1)2,634,671   2,618,567 1,971,341  1,647,448 1,831,397
Non-recurring non-cash
    compensation expense (2)      --   3,133,748   671,052         --        --
                           5,378,730   8,779,970 4,247,421  3,278,627 3,715,435
Operating loss           (5,236,728)(8,446,318)(4,119,325)(3,169,892)(3,655,435)
Net investment income (3)    696,058     878,518   386,303    460,572   425,990
Other income                      --          --        --     91,379        --
Net loss                 (4,540,670)(7,567,800)(3,733,022)(2,617,941)(3,229,445)

Basic and diluted net loss
   per common share             (.38)       (.63)     (.34)      (.24)     (.32)
Dividends per share               --          --        --         --        --

                                              As of December 31,

                             2001        2000     1999       1998      1997
Balance Sheet Data:
Total current assets    $8,272,677 $15,358,819 $9,695,137 $ 6,728,453 $9,728,285
Total assets             9,324,902  15,729,127 10,037,063   7,021,291 10,033,663
Long-term debt, including
 accrued interest               --          --         --          --         --
Total shareholders'equity9,049,920  14,737,917  9,507,736   6,740,489  9,621,979


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

(3) Net investment income for 2001, 2000, 1999, 1998, and 1997 includes $0, $0, $95,001, $50,968, and $68,810, respectively, of interest income received from officers of the Company upon payment of notes receivable, and $6,382 of unrealized loss on investments in 1997. Prior to July 1997, the Company classified its investments as trading securities which resulted in the unrealized gains and losses recorded in the statement of operations.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Accounting Policies

The following accounting policies are important to understanding our financial condition and results of operations and should be read as an integral part of the discussion and analysis of the results of our operations and financial position.
For additional accounting policies, see note 2 to our consolidated financial statements, "Summary of Significant
Accounting Policies".

We have entered into a number of license agreements covering potential products using the Company's SPD technology. Under these agreements, we generally recognize income from royalties when earned in accordance with the terms of the agreements.

The Company expenses costs relating to the development or acquisition of patents due to the uncertainty of the recoverability of these items.

All of our research and development costs are charged to operations as incurred. Our research and development expenses consist of costs incurred for internal and external research and development. These costs include direct and research-related overhead expenses.

On occasion, the Company may issue to consultants either
options or warrants to purchase shares of common stock of the Company at specified share prices. These options or warrants may vest based upon specific services being performed or
performance criteria being met.    In accordance with EITF Issue
96-18, "Accounting for Equity Instruments that are Issued to
Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," the Company would be required to record consulting expenses based upon the fair value of such options or warrants on the date that such options or warrants vest as determined using a Black-Scholes option pricing model. Depending upon the difference between the exercise price and the market price of the Company's common stock on the date that such options or warrants vest, the amount of non-cash expenses that could be recorded as a result of the vesting of such options or warrants can be material.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. An example of a critical estimate is the full valuation allowance for deferred taxes that was recorded based on the uncertainty that such tax benefits will be realized in future periods.

Results of Operations

Year ended December 31, 2001 Compared to the Year ended December 31, 2000

The Company's fee income from licensing activities for 2001 was $142,002 as compared to $333,652 for 2000. Certain license fees, which are paid to the Company in advance of the accounting period in which they are earned resulting in the recognition of deferred revenue for the current accounting period, will be recognized as fee income in future periods. Also, licensees may offset some or all of their royalty payments on sales of licensed products for a given period by applying these advance payments towards such earned royalty payments.

Operating expenses decreased by $283,596 for 2001 to $2,744,059 from $3,027,655 for 2000. This decrease was primarily the result of a lower non-cash accounting charge of $43,596 which was recorded by the Company during 2001 compared to a non-cash accounting charge of $598,758 which was recorded by the Company during 2000, relating to the vesting of warrants based upon performance criteria being achieved or services performed, which expense was based upon the fair value of such warrants on the date the warrants vested as determined using a Black-Scholes option pricing model.
Partially offsetting this decrease were increases with respect to payroll, marketing, public relations and insurance expenses.

Research and development expenditures increased modestly in 2001 to $2,634,671 from $2,618,567 for 2000. This increase was primarily the result of higher patent, payroll and insurance expenses, offset partially by lower costs of materials and lower consulting expenses.

Operating expenses and research and development expenses
listed above included amounts paid under a performance bonus plan of $496,790 and $288,710, respectively during 2001 and $477,500 and $277,500, respectively during 2000. The
Company also recorded a non-cash compensation charge of $3,133,748 during 2000 which did not recur during 2001 which is related to the non-recurring grant of certain contingent performance options issued to employees and directors during 1999. Because of the performance milestones which must have been achieved in order for these options to vest, the Company was required to account for these options as variable plan under
APB Opinion No. 25.   Without taking into account the non-cash
accounting charge associated with the contingent performance options described above and the performance warrants described above, the Company's net loss would have been $4,497,074
($0.37 per share) for 2001 as compared to $3,835,294 ($0.32 per share) for 2000.

The Company's net gain from its investing activities for 2001 was $696,058, as compared to a net gain from its investing activities of $878,518 for 2000. This difference was primarily due to a lower level of average investment balances in 2001 compared to 2000, and lower prevailing interest rates in the U.S. Treasury markets.

As a consequence of the factors discussed above, the Company's net loss was $4,540,670 ($0.38 per share) for 2001 as compared to $7,567,800 ($0.63 per share) for 2000. Without taking into account the non-cash accounting charge associated with the contingent performance options described above and the performance warrants described above, the Company's net loss would have been $4,497,074 ($0.37 per share) for 2001 as compared to $3,835,294 ($0.32 per share) for 2000.

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

As a consequence of the factors discussed above, the Company's net loss was $7,567,800 ($0.63 per share) for 2000 as compared to $3,733,022 ($0.34 per share) for 1999. As more fully described above, during 2000, the Company incurred non-cash accounting charges of $3,732,506 in connection with contingent performance options issued to employees of the Company in 1999 and the issuance of options and warrants to non-employees when these options and warrants vested. Without taking into account these non-cash accounting charges of $3,732,506, the Company's net loss would have been $3,835,294 ($0.32 per share) for 2000 as compared to $3,061,970 ($0.28 per share) for 1999.

Financial Condition, Liquidity and Capital Resources

  During 2001, the Company's cash and cash equivalent balance decreased by $2,952,962 principally as a result of the $6,614,721 of proceeds received, net of expenses, from the issuance of common stock upon the exercise of options and warrants, the proceeds of which have been invested by the Company primarily in U.S. Treasury notes, offset by cash used to fund the Company's operating activities of $4,938,397, and the purchase of 407,065 shares of treasury stock for $8,144,693 (which shares were subsequently retired). At December 31, 2001, the Company had working capital of $7,997,695 and its shareholders' equity was $9,049,920.

  On October 1, 1998, the Company announced that Ailouros
Ltd., a London-based institutional money management fund, has committed to purchase up to $15 million worth of common stock of the Company through December 31, 2001. This commitment is in the form of a Class A Warrant issued to Ailouros Ltd. which gives the Company the option in any three-month period to deliver a put notice to Ailouros requiring them to purchase an amount of common stock specified by the Company at a price equal to the greater of (A) 92% of the seven-day average trading price per share of common stock, or (B) a minimum or "floor" price per share set by the Company from time to time. The pricing was initially subject to an overall cap of $15 per share, which cap has now been eliminated by mutual agreement so that the Company may put stock to Ailouros at selling prices in excess of $15 per share. However, the Company is not required to sell any shares under the agreement. Before the beginning of each of a series of three-month periods specified by the Company, the Company determines the amount of common stock that the Company wishes to issue during such three-month period. The Company also sets the minimum selling or "floor" price, which can be reset by the Company in its sole discretion prior to the beginning of any subsequent three-month period. Therefore, at the beginning of each three-month period, the Company will determine how much common stock, if any, is to be sold (the amount of which can range from $0 to $1.5 million during such three-month period), and the minimum selling price per share. In March 2000, Ailouros agreed to expand its commitment beyond the original $15 million, thereby giving the Company the right to raise additional funds from Ailouros so long as the Company does not have to issue more shares than were originally registered with the Securities and Exchange Commission, and in December 2001 the expiration date of the Class A Warrant was extended to December 31, 2003.

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

  In December 2000, the Company's Board of Directors approved a performance bonus plan which provides for a bonus to be paid on or after July 2, 2001 and on or after January 2, 2002 equal to 1% of the increase, if any, in the Company's market value during the first and second halves of 2001.
Bonuses are capped at a recipient's salary in the case of employees of the Company, and are currently capped at $57,222 in the case of non-employee directors of the Company. During 2000, the Company had a similar performance plan in place. The Company recorded $785,500 and $755,000 of expenses in connection with these plans for the years ended December 31, 2001 and 2000, respectively. The Company's Board of Directors approved a similar bonus plan for 2002 but with higher thresholds to be met before a bonus is payable under such plan. In addition to the payment caps described above, under the current plan, in order to insure that bonuses are not paid based upon temporary fluctuations in the market value of the Company, bonuses under this plan will only be paid to the various participants under this plan if and when the market value of the Company exceeds $280,489,009 (and in the case of any bonus paid to Robert L. Saxe, if and when the market value of the Company exceeds $304,207,362).

     The Company expects to use its cash and the proceeds from maturities of its investments to fund its research and development of SPD light valves and for other working capital purposes. The Company's working capital and capital requirements depend upon numerous factors, including the results of research and development activities, competitive and technological developments, the timing and cost of patent filings, the development of new licensees and changes in the Company's relationships with its existing licensees. The degree of dependence of the Company's working capital requirements on each of the foregoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements; the addition of new licensees may provide additional working capital or working capital requirements, and changes in relationships with existing licensees would have a favorable or negative impact depending upon the nature of such changes. Based upon existing levels of expenditures, assumed ten percent annual increases therein, existing cash reserves and budgeted revenues, the Company believes that it would not require additional funding for the next two years (without giving effect to any new financing raised). There can be no assurance that expenditures will not exceed the anticipated amounts or that additional financing, if required, will be available when needed or, if available, that its terms will be favorable or acceptable to the Company. Eventual success of the Company and generation of positive cash flow will be dependent upon the commercialization of products using the Company's technology by the Company's licensees and payments of continuing royalties on account thereof.

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

In October 2001, the FASB also issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Long-Lived Assets ,which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, while retaining the fundamental recognition and measurement provisions of that statement. SFAS No. 144 requires that a long-lived asset to be abandoned, exchanged for a similar productive asset or distributed to owners in a spinoff to be considered held and used until it is disposed of. However, SFAS No. 144 requires that management consider revising the depreciable life of such long-lived asset. With respect to long-lived assets to be disposed of by sale, SFAS No. 144 retains the provisions of SFAS No. 121, and therefore, requires that discontinued operations no longer be measured on a net realizable value basis and that future operating losses associated with such discontinued operations no longer be recognized before they occur. SFAS 144 is effective for the Company beginning January 1, 2002. Management of the Company does not believe that the implementation of SFAS 144 will have a significant impact on its financial position or results of operations.

Related Party Transactions

Statement of Financial Accounting Standards No. 57, "Related
Party Disclosures" requires the Company to identify and describe material transactions involving related persons or entities and to disclose information necessary to understand the effects of such transactions on our consolidated financial statements. The Company has loaned two officers an aggregate of $152,961. Each of the aforementioned loans were made in April 1997 or prior thereto; are due in January 2003; relate to the purchase of common stock of the Company; are collateralized by the pledge of shares of common stock of the Company; may be prepaid in part or in full without notice or penalty; are represented by a promissory note which bears interest at a rate per annum equal to the broker call rate in effect on the first day of each calendar quarter; and permit repayment of the loan by delivery of securities of the Company having a fair market value equal to the balance of the loan outstanding.

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

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company invests available cash and cash equivalents in short-term U.S. treasury securities with maturities that are generally two years or less. Although the rate of interest paid on such investments may fluctuate over time, each of the Company's investments, other than in money market funds whose interest yield varies, is made at a fixed interest rate over the duration of the investment. Accordingly, the Company does not believe it is materially exposed to changes in interest rates as it generally holds these treasury securities until maturity.

     The Company does not have any sales, purchases, assets or liabilities determined in currencies other than the U.S. dollar, and as such, is not subject to foreign currency exchange risk.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements listed in Item 14(a)(1) and (2) are included in this Report beginning on page F-1.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.
                                 PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Commission on or before April 30, 2002, in connection with the Company's Annual Meeting of Stockholders scheduled to be held on June 13, 2002.

ITEM 11.       EXECUTIVE COMPENSATION

     The information required by this Item 11 is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Commission on or before April 30, 2002, in connection with the Company's Annual Meeting of Stockholders scheduled to be held on June 13, 2002. Notwithstanding anything to the contrary set forth herein or in any of the Company's past or future filings with the Securities and Exchange Commission that might incorporate by reference the Company's definitive Proxy Statement, in whole or in part, the report of the compensation committee and the stock price performance graph contained in such definitive Proxy Statement shall not be incorporated by reference into this Annual Report on Form 10-K or in any other such filings.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Commission on or before April 30, 2002, in connection with the Company's Annual Meeting of Stockholders scheduled to be held on June 13, 2002.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Commission on or before April 30, 2002, in connection with the Company's Annual Meeting of Stockholders scheduled to be held on June 13, 2002.

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

Independent Auditors' Report . . . . . . . . . . . . . . . . . . . .      F-1

Financial Statements:

    Consolidated Balance Sheets,
         December 31, 2001 and 2000. . . . . . . . . . . . . . . . .      F-2

    Consolidated Statements of Operations,
         Years ended December 31, 2001, 2000 and 1999. . . . . . . .      F-3

    Consolidated Statements of Shareholders' Equity,
         Years ended December 31, 2001, 2000 and 1999. . . . . . . .      F-4

    Consolidated Statements of Cash Flows,
         Years ended December 31, 2001, 2000 and 1999. . . . . . . .      F-5

Notes to Consolidated Financial Statements . . . . . . . . . . . . .      F-6

     All schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

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

 10.17 License Agreement effective as of February 16,2001 between the Company and AP Technoglass Co. Filed herewith with portions of this document omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission.

 10.18 License Agreement effective as of March 21, 2001 between the Company and InspecTech Aero Service, Inc. Filed herewith with portions of this document omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission.

 10.19 License Agreement effective as of March 28, 2001 between the Company and Film Technologies
        International, Inc. Filed herewith with portions of this document omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission.

 10.20 License Agreement effective as of November 29, 2001 between the Company and Avery Dennison
        Corporation. Filed herewith with portions of this document omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission.

 10.21 License Agreement effective as of February 4, 2002 between the Company and BOS GmbH & Co. KG.
        Filed herewith with portions of this document omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission.

 10.22 License Agreement effective as of March 11, 2002 between the Company and Isoclima S.p.A. Filed herewith with portions of this document omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission.

21      Subsidiaries of the Registrant - SPD Enterprises, Inc.

23      Consent of KPMG LLP - Filed herewith.

*    Executive Compensation Plan or Arrangement.

     (b)  Reports on Form 8-K:

     A Current Report on Form 8-K was filed by the Registrant on December 31, 2001 regarding the extension of the expiration of the Class A Warrants held by Ailouros Ltd., negotiations with prospective licensees, the termination of Vision-Ease Lens Azusa Inc.'s eyewear license agreement, and amendments to the Company's performance bonus plan.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     RESEARCH FRONTIERS INCORPORATED


     By:  /s/Robert L. Saxe
     Robert L. Saxe, Chairman and Treasurer
     (Principal Executive, Financial, and Accounting Officer)

Dated:  March 27, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                     Position            Date

/s/Robert M. Budin            Director            March 27, 2002
   Robert M. Budin

/s/Joseph M. Harary           Director            March 27, 2002
   Joseph M. Harary

/s/Victor F. Keen             Director            March 27, 2002
   Victor F. Keen

/s/Robert L. Saxe        Director, Chairman       March 27, 2002
   Robert L. Saxe        and Treasurer





                       Independent Auditors' Report



The Shareholders and Board of Directors
Research Frontiers Incorporated:


We have audited the accompanying consolidated balance sheets of Research Frontiers Incorporated and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Research Frontiers Incorporated and subsidiary at December 31, 2001 and 2000 and the results of its operations and cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.


                              /s/ KPMG LLP


Melville, New York
March 1, 2002

                     RESEARCH FRONTIERS INCORPORATED

                       Consolidated Balance Sheets

                        December 31, 2001 and 2000

                         Assets                                 2001       2000

Current assets:
 Cash and cash equivalents                           $      853,210   3,806,172
 Marketable investment securities held-to-maturity               --  11,307,752
 Marketable investment securities-available for sale      7,083,606       3,906
 Receivable from warrant exercise pending settlement        164,311          --
 Royalty receivable                                          37,500          --
 Prepaid expenses and other current assets                  134,050     240,989
                 Total current assets                     8,272,677  15,358,819

Investment in SPD Inc., at cost                            750,002           --
Fixed assets, net                                          279,618      347,703
Deposits and other assets                                   22,605       22,605

                 Total assets                      $     9,324,902   15,729,127

          Liabilities and Shareholders' Equity

Current liabilities:
 Accounts payable                                  $        79,197      203,787
 Deferred revenue                                           37,500       37,502
 Accrued expenses and other                                158,285      749,921

                 Total liabilities                         274,982      991,210

Shareholders' equity:
 Common stock, par value $0.0001 per share; authorized
  100,000,000 shares,issued and outstanding 12,108,195
  and 12,103,683 shares for 2001 and 2000                    1,211        1,210
 Additional paid-in capital                             51,359,036   52,594,293
 Accumulated other comprehensive income (loss)              41,835      (46,094)
 Accumulated deficit                                   (42,199,201) (37,658,531)
                                                         9,202,881   14,890,878

 Notes receivable from officers                           (152,961)    (152,961)

                 Total shareholders' equity              9,049,920   14,737,917

Commitments and contingency

       Total liabilities and shareholders' equity  $     9,324,902   15,729,127

See accompanying notes to consolidated financial statements.






                     RESEARCH FRONTIERS INCORPORATED

                  Consolidated Statements of Operations

               Years ended December 31, 2001, 2000 and 1999



                                           2001        2000           1999

  Fee income                $           142,002     333,652        128,096

  Operating expenses                  2,744,059   3,027,655      1,605,028
  Purchase of patents                        --          --        289,177
  Research and development            2,634,671   2,618,567      1,682,164
  Non-recurring non-cash
  compensation expense                       --   3,133,748        671,052
                                      5,378,730   8,779,970      4,247,421

          Operating loss             (5,236,728) (8,446,318)    (4,119,325)

  Net investment income                 696,058     878,518        291,302
  Interest income on notes receivable
   from officers                             --          --         95,001

          Net loss          $        (4,540,670) (7,567,800)    (3,733,022)

  Basic and diluted net loss
       per common share     $             (0.38)      (0.63)         (0.34)

  Weighted average number of
  common shares outstanding          12,085,609  12,096,108     11,100,196

  See accompanying notes to consolidated financial statements.

                                RESEARCH FRONTIERS INCORPORATED
                               Statements of Shareholders' Equity
                        Years ended December 31, 2001, 2000 and 1999

                                                                                                                   Accumulated
                            Common Stock    Additional      Accumulated Treasury      Other Compre-
Notes
                         Shares     Amount  Paid in Capital Deficit     Stock,at Cost hensive Income(Loss)
Receivable  Total


Balance,December 31,1998 10,929,041  1,093 33,982,066 (26,357,709)      --    --     (884,961) 6,740,489
Issuance of common stock    664,214     66  5,805,358          --       --    --           --  5,805,424
Purchase of treasury stock       --     --         --          -- (345,837)   --           --   (345,837)
Repayment of note by officer     --     --         --          -- (482,001)   --      732,000    249,999
Retirement of treasury stock(78,667)    (8)  (827,830)         --  827,838    --           --         --
Net loss                         --     --         --  (3,733,022)      --    --           -- (3,733,022)
Issuance of performance options  --     --    671,052          --       --    --           --    671,052
Issuance of stock and warrants
 for services performed       9,312      1    119,630          --       --    --           --    119,631
Balance,December 31,1999 11,523,900 $1,152 39,750,276 (30,090,731)      --    --     (152,961) 9,507,736
Issuance of common stock    758,945     76 12,172,093          --       --    --           -- 12,172,169
Purchase of treasury stock       --     --         --          --(3,314,169)  --           -- (3,314,169)
Retirementof treasury stock(182,600)   (18)(3,314,151)         -- 3,314,169   --           --         --
Issuance of performance options  --     --  3,133,748          --        --   --           --  3,133,748
Comprehensive loss:
 Net loss                        --     --         --  (7,567,800)       --   --           -- (7,567,800)
Unrealized loss on available-
 for-sale securities             --     --         --          --        --(46,094)        --    (46,094)
   Total Comprehensive Loss                                                                   (7,613,894)
Issuance of warrants
 for services performed       3,438     --    852,327          --        --   --           --    852,327
Balance,December 31,2000 12,103,683 $1,210 52,594,293 (37,658,531)       --(46,094)  (152,961)14,737,917
Issuance of common stock    407,175     41  6,778,991          --       --    --           --  6,779,032
Purchase of treasury stock       --     --         --          --(8,144,693)  --           -- (8,144,693)
Retirementof treasury stock(407,065)   (40)(8,144,653)         -- 8,144,693   --           --         --
Comprehensive loss:
 Net loss                        --     --         --  (4,540,670)       --   --           -- (4,540,670)
Unrealized gain on available-
 for-sale securities             --     --         --          --        -- 87,929         --     87,929
   Total Comprehensive Loss                                                                   (4,452,741)
Issuance of warrants
 for services performed       4,402     --    130,405          --        --   --           --    130,405

Balance,December 31,2001 12,108,195 $1,211 51,359,036 (42,199,201)       -- 41,385   (152,961) 9,049,920

See accompanying notes to financial statements.

                    RESEARCH FRONTIERS INCORPORATED
                  Consolidated Statements of Cash Flows
               Years ended December 31, 2001, 2000 and 1999

                                                     2001       2000       1999
Cash flows from operating activities:
 Net loss                                     $(4,540,670)(7,567,800)(3,733,022)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization                  118,657    109,137     93,472
   Interest income on officer notes receivable         --         --    (95,001)
   Expense relating to issuance of
    contingent performance options                     --  3,133,748    671,052
   Marketable securities received as license fee       --    (50,000)        --
   Cashless exercise of options and warrants       17,588         --     82,481
   Expense relating to issuance of stock and
    warrants for services performed               112,817    852,327     37,150
   Changes in assets and liabilities:
    Salary advance to officer                          --     66,445     39,122
    Royalty receivable                            (37,500)        --         --
    Prepaid expenses and other current assets     106,939   (223,498)    13,875
    Deferred revenue                                   (2)    (8,652)   (10,096)
    Accounts payable and accrued expenses        (716,226)   470,535    258,621

       Net cash used in operating activities   (4,938,397)(3,217,758)(2,642,346)

Cash flows from investing activities:
 Proceeds from sale and maturity
  of held-to-maturity securities                1,319,572  2,526,363  2,405,181
 Proceeds from sale of
  available-for-sale securities                 2,996,409         --         --
 Purchases of held-to-maturity treasury securities     --(12,588,032)(2,461,878)
 Investment in SPD, Inc., at cost                (750,002)        --         --
 Purchases of fixed assets                        (50,572)  (137,519)  (143,709)

Net cash provided by (used in)
  investing activities                          3,515,407(10,199,188)  (200,406)

Cash flows from financing activities:
 Repayment of principal on officer's loans             --         --    345,000
 Proceeds from issuances of
  common stock and warrants                     6,614,721 12,394,718  5,582,875
 Purchase of treasury stock                    (8,144,693)(3,314,169)  (345,837)

 Net cash (used in) provided by
  financing activities                         (1,529,972) 9,080,549  5,582,038


Net increase (decrease) in cash and
 cash equivalents                              (2,952,962)(4,336,397) 2,739,286
Cash and cash equivalents at beginning of year  3,806,172  8,142,569  5,403,283
Cash and cash equivalents at end of year      $   853,210  3,806,172  8,142,569

See accompanying notes to consolidated financial statements.


                 RESEARCH FRONTIERS INCORPORATED
           Notes to Consolidated Financial Statements
                December 31, 2001, 2000 and 1999

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

(2)     Summary of Significant Accounting Policies

           (a)  Cash and Cash Equivalents

The Company considers securities purchased with original maturities of three months or less to be cash equivalents. Cash equivalents consist of short-term investments in money market accounts at December 31, 2001 and 2000.

   (b)  Marketable Investment Securities

The Company accounts for its investments in marketable securities under the provisions of Statement of Financial Accounting
Standards No. 115, "Accounting for Certain Investment in Debt and Equity Securities" ("Statement 115"). During the second quarter of 2001, the Company determined that it may sell its marketable investment securities prior to their maturity dates in order to invest in other marketable securities, repurchase and retire its common stock, and for general working capital purposes. Accordingly, as of June 30, 2001, the Company transferred its classification of marketable securities from held-to-maturity to available-for-sale. In accordance with Statement 115, available-for-sale securities are recorded at fair value with unrealized holding gains and losses excluded from earnings and are reported as a separate component of shareholders' equity until realized. Dividend and interest income are recognized when earned. Cost is maintained on a specific identification basis for purposes of determining realized gains and losses on sales of investments.

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

   (e)  Basic and Diluted Loss Per Common Share

Basic earnings (loss) per share excludes any dilution. It is based upon the weighted average number of common shares outstanding during the period. Dilutive earnings (loss) per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company's dilutive earnings (loss) per share equals basic earnings (loss) per share for each of the years in the three-year period ended December 31, 2001 because all common stock equivalents (i.e., options and warrants) were antidilutive in those periods. The number of options and warrants that was not included because their effect is antidilutive was 2,542,576, 2,224,201, and 1,995,363 for 2001, 2000 and 1999, respectively.

   (f)  Research and Development Costs

Research and development costs are charged to expense as incurred.

   (g)  Patent Costs

The Company expenses costs relating to the development or acquisition of patents due to the uncertainty of the recoverability of these items.

   (h)  Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

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

   (l)  Accumulated Other Comprehensive Income (loss)

The unrealized gains on available-for-sale securities of $87,929 for the year ended December 31, 2001 is comprised of $168,985 of unrealized holding gains arising during the period less reclassification adjustments for gains realized in net income of $81,056 during the period. The unrealized loss on available-for-sale securities of $46,094 for the year ended December 31, 2000 represents unrealized holding losses arising during the period.

   (m)  Deferred Revenue

The Company has entered into a number of license agreements covering potential products. The Company receives minimum annual royalties under certain license agreements and records fee income for the amounts earned by the Company. Certain of the fees are paid to the Company in advance of the period in which they are earned resulting in deferred revenue.

 (3)  Supplemental Cash Flow Information

The following is supplemental information relating to the
Company's consolidated statement of cash flows:
                                                    2001        2000     1999
Non-cash financing activities:
 Principal payment on officer's note receivable
  by surrendering of common stock              $      --          --     387,000
 Receivable from warrant exercise              $ 164,311          --     222,549

(4)     Marketable Investment Securities

The fair value of marketable investment securities is based upon quoted market prices. The amortized cost, gross unrealized holding gains and fair value for the Company's securities at December 31, 2001 and 2000 were as follows:

                             Amortized Cost  Gross Unrealized Holding Fair Value

                                                Gains     (Losses)
At December 31, 2001:

Available-for-sale securities:
 U.S. treasury securities        $6,991,771    80,960          --      7,072,731
 Equity securities                   50,000        --     (39,125)        10,875

At December 31, 2000:

U.S. treasury securities
  (held-to-maturity)            $11,307,752   151,360          --     11,459,112
Available-for-sale securities        50,000        --     (46,094)         3,906

Maturities of all U.S. treasury securities were less than two years at December 31, 2001 and 2000.

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

Each of the aforementioned loans are due in January 2003. The loans relate to the purchase of common stock of the Company; are collateralized by the pledge of shares of common stock of the Company; may be prepaid in part or in full without notice or penalty; are represented by a promissory note which bears interest at a rate per annum equal to the broker call rate (3.5% at December 31, 2001 and 8.25% at December 31, 2000) in effect on the first day of each calendar quarter; and permit repayment of the loan by delivery of securities of the Company having a fair market value equal to the balance of the loan outstanding.

(6)     Fixed Assets

Fixed assets and their estimated useful lives, are as follows:

                                2001            2000  Estimated useful life

Equipment and furniture  $ 1,057,126       1,019,324  5 years
Leasehold improvements       269,360         256,590  Life of lease or estimated
                           1,326,486       1,275,914  life if shorter
Less accumulated depreciation
    and amortization       1,046,868         928,211
                         $   279,618         347,703

(7)   Accrued Expenses and Other

Accrued expenses consist of the following at December 31, 2001 and 2000:

                                               2001          2000
Settlement of treasury stock repurchase $        --       509,974
Payroll, bonuses and related benefits        91,942        73,006
Professional services                        34,285       152,167
Other                                        32,058        14,774
                                           $158,285       749,921

(8)     Income Taxes

There was no income tax expense in 2001, 2000 and 1999 due to losses incurred by the Company.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2001 and 2000 are presented below.
                                                2001            2000
Deferred tax assets:
 Net operating loss carryforwards             $12,922,000    11,002,000
 Research and other credits                       860,000       673,000
        Total gross deferred tax assets        13,782,000    11,675,000
   Less valuation allowance                    13,782,000    11,675,000
                                                       --            --

The Company has recorded a valuation allowance against the deferred tax assets as they will not be realized unless the Company achieves profitable operations in the future.

At December 31, 2001, the Company had a net operating loss carryforward for federal income tax purposes of approximately $32,306,000, varying amounts of which will expire in each year from 2002 through 2021. Research and other credit carryforwards of $860,000 are available to the Company to reduce income taxes payable in future years principally through 2021. Net operating loss carryforwards of $825,825 and research and other credit carryforwards of $9,556 are scheduled to expire during fiscal 2002, if not utilized.

(9)     Shareholders' Equity

   (a)  Sale of Common Stock and Warrants

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

During 2001, the Company received $6,614,721 of net cash proceeds from the issuance of 407,175 shares of common stock from the exercise of options and warrants, as follows: (i) the issuance of 48,175 shares of common stock issued upon the exercise of options resulting in net proceeds of $385,472 and (ii) 359,000 shares of common stock issued upon the exercise of warrants, principally related to the Class A Warrant, resulting in net proceeds (inclusive of a receivable described below of $164,311) of $6,393,560. In addition, 3,715 shares were issued to directors in payment of $69,221 in directors fees, and 687 shares were issued through the cancellation of 1,000 warrants, resulting in non-cash consulting expense of $17,588 being recorded.

The Company recorded a receivable of $164,311 representing a warrant exercise that occurred prior to the end of 2001, that was scheduled to settle in January 2002. The Company received the cash for the settlement of this warrant in January 2002.

   (b)  Options and Warrants

   (i)  Options

In 1992, the shareholders approved a stock option plan (1992 Stock Option Plan) which provides for the granting of both incentive stock options at the fair market value at the date of grant and nonqualified stock options at or below the fair market value at the date of grant to employees or non-employees who, in the determination of the Board of Directors, have made or may make significant contributions to the Company in the future. The Company initially reserved 468,750 shares of its common stock for issuance under this plan. In 1994 and 1996, the Company's shareholders approved an additional 300,000 shares and 450,000 shares, respectively, for issuance under this plan. As of December 31, 2001, no options were available for issuance under this Plan.

In 1998, the shareholders approved a stock option plan (1998 Stock Option Plan) which provides for the granting of both incentive stock options at the fair market value at the date of grant and nonqualified stock options at or below the fair market value at the date of grant to employees or non-employees who, in the determination of the Board of Directors, have made or may make significant contributions to the Company in the future. The Company may also award stock appreciation rights or restricted stock under this plan. The Company initially reserved 540,000 shares of its common stock for issuance under this plan. In 1999, the Company's shareholders approved an additional 545,000 shares for issuance under this Plan, and in 2000, the Company's shareholders approved an additional 600,000 shares for issuance under this Plan. As of December 31, 2001, awards for 196,322 shares of common stock were available for issuance under this Plan.

At the discretion of the Board of Directors, options expire in ten years or less from the date of grant and are generally fully exercisable upon grant but in some cases may be subject to vesting in the future. Full payment of the exercise price may be made in cash or in shares of common stock valued at the fair market value thereof on the date of exercise, or by agreeing with the Company to cancel a portion of the exercised options. When an employee exercises a stock option through the surrender of options held, rather than of cash for the option exercise price, compensation expense is recorded in accordance with APB Opinion No. 25. Accordingly, compensation expense is recorded for the difference between the quoted market value of the Company's common stock at the date of exchange and the exercise price of the option.

Activity in stock options is summarized below:

                         Number of Shares       Weighted Average
                        Subject to Option       Exercise Price

Balance at December 31, 1998  1,495,159                $  7.79
 Granted                        485,600                $  8.38
 Cancelled                     (203,023)               $  8.15
 Exercised                     ( 59,073)               $  6.11

Balance at December 31, 1999  1,718,663                $  7.98
 Granted                        332,500                $ 19.80
 Cancelled                       (6,700)               $ 14.85
 Exercised                      (95,962)               $  7.36

Balance at December 31, 2000  1,948,501                $ 10.00
 Granted                        416,550                $ 20.20
 Cancelled                           --                     --
 Exercised                      (48,175)               $  8.00

Balance at December 31, 2001  2,316,876                $ 11.88

The following table summarizes information about stock options at December 31, 2001:

                                 Weighted
                                 Average     Weighted               Weighted
                                 Remaining    Average               Average
Range of           Shares        Contractual  Exercise   Shares     Exercise
Exercise Price    Outstanding    Life (Years)  Price    Exercisable Price

$3.00 to $6.00       122,177        4.46        5.75     122,177     5.75
$6.01 to $7.50       696,326        5.91        7.27     696,326     7.27
$7.51 to $9.00       553,501        6.72        8.35     553,501     8.35
$9.01 to $12.00      321,775        6.87        9.87     154,525     9.67
$12.01 to $15.00     171,797        6.87       14.24     171,797    14.24
$15.01 to $19.00     113,000        8.92       18.99     106,000    19.00
$19.01 to $37.03     338,300        9.21       27.70      34,000    37.03
                   2,316,876        6.86       11.88   1,838,726     9.57

Options to purchase 436,550 shares become exercisable during 2002.

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

The per share weighted average fair value of warrants issued to directors and stock options granted during 2001, 2000, and 1999 was approximately $12.41, $9.00, and $3.65, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                    Expected        Risk-Free     Expected Stock Expected Life
Grant Date          Dividend Yield  Interest Rate Volatility     in Years
September 2001         0 %            3.787%        90.190%           3.62
June 2001              0 %            4.768%        85.170%           3.62
December 2000          0 %            5.200%        64.659%           3.62
October 2000           0 %            5.760%        65.076%           3.62
June 2000              0 %            6.290%        64.532%           3.62
February 2000          0 %            6.600%        56.400%           3.62
December 1999          0 %            6.090%        53.698%           3.62
June 1999              0 %            5.940%        50.853%           3.60

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

                                      2001         2000         1999
Net loss          As reported $(4,540,670)  $(7,567,800) $(3,733,022)
                  Pro forma   $(6,552,355)  $(7,843,116) $(4,641,784)

Basic and diluted net loss
 per common share As reported     $ (0.38)      $ (0.63)     $ (0.34)
                  Pro forma       $ (0.54)      $ (0.65)     $ (0.42)

Pro forma net loss reflects only options and warrants granted since January 1, 1995. Therefore, the full impact of calculating compensation cost for stock options and warrants under SFAS
No. 123 is not reflected in the pro forma net loss amounts presented above because compensation costs for options and warrants granted prior to January 1, 1995 were not considered.

   (ii) Warrants

Activity in warrants is summarized below, excluding the effect of the redeemable prepaid warrant (note 9(d)) and the Class A Warrant (note 9(d)):

                             Number of Shares             Exercise
                       Underlying Warrants Granted           Price

Balance at December 31, 1998     306,339             5.88-13.50
   Exercised                     (49,239)            7.00-11.63
   Terminated                    (40,400)            7.50- 7.67
   Issued                         60,000     (a)     8.98-21.00

Balance at December 31, 1999     276,700          $  5.88-21.00
   Exercised                      (1,000)            9.00-10.00
   Terminated                         --                     --
   Issued                             --                     --

Balance at December 31, 2000     275,700          $  5.88-21.00
   Exercised                     (30,000)            7.99-11.00
   Terminated                    (20,000)           16.00-21.00
   Issued                             --                     --

Balance at December 31, 2001     225,700          $  5.88-13.50

   (a) Represents warrants to purchase 10,000 shares at $8.98 per share issued to two consultants for research and development work performed for the Company, 50% of which is currently vested and 50% of which vests if certain additional milestones are achieved as a result of the work performed by the consultants; and warrants to purchase 10,000 shares at $9.00 per share, 10,000 shares at $10.00 per share, 10,000 shares at $11.00 per share, 10,000 shares at $16.00 per share, and 10,000 shares at $21.00 per share, issued in payment for investor relations services provided to the Company which resulted in public relations expense of $9,168 and $34,150 during 2000 and 1999, respectively, which warrants vest
        10,000 shares per quarter commencing April 1, 1999. These latter warrants were either exercised or expired in 2001.

Warrants generally expire from two to ten years from the date of issuance. At December 31, 2001, the number of warrants exercisable was 218,700 at a weighted average exercise price of $8.13 per share.

During 2001 and 2000, certain warrants granted to consultants in 1995 and 1994 to purchase 7,000 and 25,000 shares, respectively of common stock became vested due to services performed and performance criteria being met. In accordance with EITF Issue 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," the Company recorded consulting expense of $43,596 and $528,198, respectively, based upon the fair value of such warrants on the date the warrants vested as determined using a Black-Scholes option pricing model.

   (c)  Treasury Stock

During 2001, the Company purchased in the open market and subsequently retired 407,065 shares of treasury stock with an aggregate cost of $8,144,693. During 2000, the Company purchased in the open market and subsequently retired 182,600 shares of treasury stock with an aggregate cost of $3,314,169. During 1999, the Company purchased in the open market and subsequently retired 40,200 shares of treasury stock with an aggregate cost of $345,837. Also during 1999, the Company received 38,467 shares of common stock valued at $482,001 as partial payment of notes receivable from an officer pursuant to a settlement agreement as discussed above. Such shares were also subsequently retired.

      (d)  Class A and Class B Warrants

On October 1, 1998, the Company announced that Ailouros Ltd., a London-based institutional money management fund, has committed to purchase up to $15 million worth of common stock of the Company through December 31, 2001. This commitment is in the form of a Class A Warrant issued to Ailouros Ltd. which gives the Company the option in any three-month period to deliver a put notice to Ailouros requiring them to purchase an amount of common stock specified by the Company at a price equal to the greater of (A) 92% of the seven-day average trading price per share of common stock, or (B) a minimum or "floor" price per share set by the Company from time to time. The pricing was initially subject to an overall cap of $15 per share, which cap has now been eliminated by mutual agreement so that the Company may put stock to Ailouros at selling prices in excess of $15 per share. However, the Company is not required to sell any shares under the agreement. Before the beginning of each of a series of three-month periods specified by the Company, the Company determines the amount of common stock that the Company wishes to issue during such three-month period. The Company also sets the minimum selling or "floor" price, which can be reset by the Company in its sole discretion prior to the beginning of any subsequent three-month period. Therefore, at the beginning of each three-month period, the Company will determine how much common stock, if any, is to be sold (the amount of which can range from $0 to $1.5 million during such three-month period), and the minimum selling price per share. In March 2000, Ailouros agreed to expand its commitment beyond the original $15 million, thereby giving the Company the right to raise additional funds from Ailouros so long as the Company does not have to issue more shares than were originally registered with the Securities and Exchange Commission, and in December 2001 the expiration date of the Class A Warrant was extended to December 31, 2003.

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

(10)    License and Other Agreements

The Company has entered into a number of license agreements covering various products using the Company's SPD technology. Although the Company may receive minimum annual royalties under certain of these licenses, to date although products have been sold resulting in earned royalties under some these license agreements, these earned royalty payments were offset by such minimum advance payments made by the applicable licensees.
The following table summarizes Research Frontiers' existing license agreements and lists the year these agreements were entered into:

Licensee or Optionee          Products Covered                        Territory

AP Technoglass Co.       Sunroof glass for other licensees (2001)     Worldwide

Avery Dennison Corp.     SPD displays (2001)                          Worldwide

BOS GmbH                 Variable light transmission SPD sunshades    Worldwide
                         and sunvisors.  (2002)

Dainippon Ink and        SPD emulsions for other licensees (1999)     Worldwide
 Chemicals Incorporated

Film Technologies Int'l  SPD film for other licensees and             Worldwide
                         prospective licensees (2001)

General Electric Company SPD film for other licensees and             Worldwide
                         prospective licensees (1995)

Glaverbel, S.A.          Automotive vehicle rear-view mirrors,        Worldwide
                         transportation vehicle sunvisors, and   (except  Korea
                         architectural and automotive windows (1996)for windows)

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

InspecTech Aero Service,Inc. Aircraft windows and cabin dividers(2001) Worldwide
                                                                  (except Korea)

Isoclima S.p.A.          Architectural and automotive windows (2002)   Worldwide
                                                                  (except Korea)

N.V. Bekaert S.A (acquired   Architectural and automotive windows,     Worldwide
from Material Sciences Corp.)SPD film for other licensees, prospective licensees and architectural and automotive window companies (1997)

Polaroid Corporation  SPD emulsions and films for other licensees(2000)Worldwide

ThermoView Industries, Inc.   Architectural windows (2000)             Worldwide
                                                                  (except Korea)

Licensees of Research Frontiers who incorporate SPD technology into end products will pay Research Frontiers a royalty of 5-10% of net sales of licensed products under license agreements currently in effect, and may also be required to pay Research Frontiers minimum annual royalties. Licensees who sell products or components to other licensees of Research Frontiers do not pay a royalty on such sale and Research Frontiers will collect such royalty from the licensee incorporating such products or components into their own end-products. Research Frontiers' license agreements typically allow the licensee to terminate the license after some period of time, and give Research Frontiers only limited rights to terminate before the license expires. Most licenses are non-exclusive and generally last as long as our patents remain in effect. The license granted to Hankuk Glass Industries is exclusive within Korea for certain applications through December 2004. Global Mirror's license restricts new licenses from being granted in the truck mirror original equipment market for a period of time if certain sales milestones are met with respect to commercial vehicles in Classes 5 through 8 with gross vehicle weights in excess of 16,000 pounds.

   (11) Commitments

The Company has an employment agreement with one of its officers which provides for an annual base salary of $384,948 through December 31, 2002.

In December 2000, the Company's Board of Directors approved a performance bonus plan which provides for a bonus to be paid on or after July 2, 2001 and on or after January 2, 2002 equal to 1% of the increase, if any, in the Company's market value during the first and second halves of 2001. Bonuses are capped at a recipient's salary in the case of employees of the Company, and are currently capped at $57,222 in the case of non-employee directors of the Company. During 2000, the Company had a similar performance plan in place. The Company recorded
$785,500 and $755,000 of expenses in connection with these plans for the years ended December 31, 2001 and 2000, respectively. The Company's Board of Directors approved a similar bonus plan for 2002 but with higher thresholds to be met before a bonus is payable under such plan. In addition to the payment caps described above, under the current plan, in order to insure that bonuses are not paid based upon temporary fluctuations in the market value of the Company, bonuses under this plan will only be paid to the various participants under this plan if and when the market value of the Company exceeds $280,489,009 (and in the case of any bonus paid to Robert L.
Saxe, if and when the market value of the Company exceeds
$304,207,362).

The Company occupies premises under an operating lease agreement which expires on January 31, 2004 and requires minimum annual rent which rises over the term of the lease to approximately $143,500. Rent expense, including other expenses, amounted to approximately $152,000, $142,000, and $143,000, for 2001, 2000, and 1999, respectively.

(12) Selected Quarterly Financial Data (Unaudited)

                                             Quarter

2001                            First       Second      Third       Fourth
Fee income                   $ 68,752    $ 12,500    $ 28,656   $   32,094
Operating loss             (1,187,734) (1,909,782) (1,177,408)    (961,804)
Net loss                     (993,822) (1,748,444)   (985,529)    (812,875)
Basic and diluted net loss
    per common share (1)         (.08)       (.14)       (.08)        (.07)

2000                            First       Second      Third       Fourth
Fee income                   $ 98,774    $ 99,960   $  99,959   $   34,959
Operating loss (2)         (4,736,168) (1,539,962)   (767,146)  (1,403,042)
Net loss (2)               (4,547,939) (1,311,204)   (539,942)  (1,168,715)
Basic and diluted net loss
    per common share (1)(2)      (.38)       (.11)       (.04)        (.10)

(1) Since per share information is computed independently for each quarter and the full year, based on the respective average number of common shares outstanding, the sum of the quarterly per share amounts does not necessarily equal the per share amounts for the year.

(2) The first quarter of 2000 has been restated to include a non-cash accounting charge of $528,198 relating to a warrant which was issued during 1994 and vested during the first quarter of 2000. (see note 9).