Form 10-Q
period 2002-03-31
RESEARCH FRONTIERS INC
filed 2002-05-14
CIK 793524

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

   For Quarter Ended March 31, 2002    Commission File No.  1-9399

                   RESEARCH FRONTIERS INCORPORATED
         (Exact name of registrant as specified in charter)


                   Delaware                         11-2103466
(State of incorporation or organization)         (IRS Employer
                                              Identification No.)

240 Crossways Park Drive, Woodbury, N.Y.                11797
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

                    Yes    X          No    __

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
As of May 13, 2002, there were outstanding 12,138,445 shares of Common Stock, par value $0.0001 per share.


                      RESEARCH FRONTIERS INCORPORATED

                        Consolidated Balance Sheets

                                                   March 31,2002
                    Assets                          (Unaudited)    Dec.31,2001

Current assets:
 Cash  and cash equivalents                        $ 1,010,922         853,210
 Marketable investment securities-available for sale 7,026,735       7,083,606
 Receivable from warrant exercise pending settlement        --         164,311
 Royalty receivable                                    112,500          37,500
 Prepaid expenses and other current assets             112,399         134,050
                 Total current assets                8,262,556       8,272,677

Investment in SPD Inc., at cost                        750,002         750,002
Fixed assets, net                                      256,985         279,618
Deposits and other assets                               22,605          22,605

                 Total assets                      $ 9,292,148       9,324,902

     Liabilities and Shareholders' Equity

Current liabilities:
 Accounts payable                                  $   124,737          79,197
 Deferred revenue                                       84,375          37,500
 Accrued expenses and other                            152,437         158,285

                 Total liabilities                     361,549         274,982

Shareholders' equity:
 Capital stock, par value $0.0001 per share;
  authorized 100,000,000 shares, issued and
  outstanding 12,167,395 shares and 12,108,195 shares    1,217           1,211
 Additional paid-in capital                         52,217,447      51,359,036
 Accumulated other comprehensive income (loss)         (15,036)         41,835
 Accumulated deficit                               (43,120,068)    (42,199,201)
                                                     9,083,560       9,202,881

 Notes receivable from officers                       (152,961)       (152,961)

                 Total shareholders' equity          8,930,599       9,049,920

      Total liabilities and shareholders' equity   $ 9,292,148       9,324,902

See accompanying notes to consolidated financial statements.




                     RESEARCH FRONTIERS INCORPORATED

                  Consolidated Statements of Operations

                               (Unaudited)






                                                    Three months ended
                                            March 31,2002       March 31,2001

Fee income                                 $      53,125              68,752

Operating expenses                               599,227             529,765

Research and development                         483,587             726,721

                                               1,082,814           1,256,486

      Operating loss                          (1,029,689)         (1,187,734)

Net investment income                            108,822             193,912

      Net loss                             $    (920,867)           (993,822)

Basic and diluted net loss per common share       $ (.08)               (.08)

Weighted average number of
common shares outstanding                     12,128,159          12,091,669


  See accompanying notes to consolidated financial statements.



                    RESEARCH FRONTIERS INCORPORATED

                 Consolidated Statements of Cash Flows

                              (Unaudited)


                                                        Three months ended
                                                   March 31,2002 March 31, 2001

Cash flows from operating activities:
 Net loss                                          $ (  920,867)      (993,822)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization                         27,584         28,473
   Expense relating to issuance of stock
    and warrants for services performed                      --         43,596
   Changes in assets and liabilities:
    Royalty receivable                                  (75,000)      (125,000)
    Prepaid expenses and other current assets            21,651        117,339
    Deferred revenue                                     46,875         56,248
    Accounts payable & accrued expenses                  39,692        (40,967)
Net cash used in operating activities                  (860,065)      (914,133)

Cash flows from investing activities:
 Proceeds from maturity of held-to-maturity securities       --      1,319,572
 Purchase of fixed assets                                (4,951)        (7,705)
Net cash used in investing activities                    (4,951)     1,311,867

Cash flows from financing activities:
 Proceeds from issuances of common stock              1,291,249      1,235,972
 Purchase of treasury stock                            (268,521)    (2,948,487)
Net cash provided by (used in) financing activities   1,022,728     (1,712,515)

Net increase (decrease) in cash and cash equivalents    157,712     (1,314,781)

Cash and cash equivalents at beginning of year          853,210      3,806,172

Cash  and cash equivalents at end of period         $ 1,010,922      2,491,391


See accompanying notes to consolidated financial statements.

                RESEARCH FRONTIERS INCORPORATED
           Notes to Consolidated Financial Statements
                         March 31, 2002
                          (Unaudited)

Basis of Presentation

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods to which the report relates. The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year. The notes included herein should be read in conjunction with the notes to consolidated the financial statements of the Company as of December 31, 2001 and for the three years then ended, included in the Company's Annual Report on Form 10-K.

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

Adoption of New Accounting Pronouncements

The Company adopted on January 1, 2002 Financial Accounting Standards Board Statement No. 144, Accounting for the
Impairment of Long-Lived Assets ,which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, while retaining the fundamental recognition and measurement provisions of that statement. SFAS No. 144 requires that a long-lived asset to be abandoned, exchanged for a similar productive asset or distributed to owners in a spinoff to be considered held and used until it is disposed of. However, SFAS No. 144 requires that management consider revising the depreciable life of such long-lived asset. With respect to long-lived assets to be disposed of by sale, SFAS No. 144 retains the provisions of SFAS No. 121, and therefore, requires that discontinued operations no longer be measured on a net realizable value basis and that future operating losses associated with such discontinued operations no longer be recognized before they occur. The implementation of SFAS 144 had no impact on the Company's financial position or results of operations.


Deferred Revenue

The Company has entered into a number of license agreements covering potential products. The Company receives minimum annual royalties under certain license agreements and records fee income for the amounts earned by the Company. Certain of the fees are paid to the Company in advance of the period in which they are earned resulting in deferred revenue.

Marketable Investment Securities

During the second quarter of 2001, the Company determined that it may sell its marketable investment securities prior to their maturity dates in order to invest in other marketable securities, repurchase and retire its common stock, and for general working capital purposes. Accordingly, as of June 30, 2001, the Company transferred its classification of marketable securities from held-to-maturity to available-for-sale. As a result, the Company records the securities at fair value with the unrealized holding gain of $21,964 at March 31, 2002 recorded as a component of shareholders' equity.

Shareholders' Equity Issuance of Common Stock

For the three months ended March 31, 2002, the Company received $1,291,249 of net cash proceeds from (i) the issuance of 7,000 shares of common stock issued upon the exercise of options resulting in net proceeds of $68,015; (ii) 68,000 shares of common stock issued upon the exercise of warrants resulting in net proceeds of $1,058,923; and (iii) $164,311 of cash received in early January for the settlement of a warrant exercised in late December 2001.

For the three months ended March 31, 2001, the Company received $1,235,972 of net cash proceeds from (i) the issuance of 7,100 shares of common stock issued upon the exercise of options resulting in net proceeds of $64,525 and (ii) 84,000 shares of common stock issued upon the exercise of warrants resulting in net proceeds of $1,171,447.

Treasury Stock

For the three months ended March 31, 2002, the Company purchased in the open market and subsequently retired 15,800 shares of treasury stock with an aggregate cost of $268,521.

For the three months ended March 31, 2001, the Company purchased in the open market and subsequently retired 177,700 shares of treasury stock with an aggregate cost of $2,948,487.

Comprehensive Income

The Company accounts for its comprehensive income under the provisions of Statement of Financial Accounting Standards No.
130, "Reporting Comprehensive Income." (Statement 130).
Statement 130 requires that companies disclose comprehensive income, which includes net income, foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. The components of comprehensive loss for the three months ended March 31, 2002 and 2001 are as follows:


                                          Three months ended
                                   Mar. 31,2002        Mar. 31,2001

Net loss                           $   (920,867)          (993,822)

Unrealized gain (loss) on securities:
 Unrealized holding gain (loss)
  arising during period            $    (56,871)             2,594

Total comprehensive loss           $   (977,738)          (991,228)

Performance Bonus Plan

In December 2000, the Company's Board of Directors approved a performance bonus plan which provides for a bonus to be paid on or after July 2, 2001 and on or after January 2, 2002 equal to 1% of the increase, if any, in the Company's market value during the first and second halves of 2001. Bonuses are capped at a recipient's salary in the case of employees of the Company, and are currently capped at $57,222 in the case of non-employee directors of the Company. The Company's Board of Directors approved a similar bonus plan for 2002 but with higher thresholds to be met before a bonus is payable under such plan. In addition to the payment caps described above, under the current plan, in order to insure that bonuses are not paid based upon temporary fluctuations in the market value of the Company, bonuses under this plan will only be paid to the various participants under this plan if and when the market value of the Company exceeds $280,489,009 (and in the case of any bonus paid to Robert L. Saxe, if and when the market value of the Company exceeds $304,207,362). The Company recorded $0 and $37,487 of expenses in connection with these plans for the for the three months ended March 31, 2002 and 2001, respectively.

Vesting of Performance Warrants

During the first quarter of 2001, certain warrants granted to consultants in 1995 to purchase 7,000 shares of common stock became vested due to services performed and performance criteria being met. In accordance with EITF Issue 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," the Company recorded consulting expense of $43,596 during the first quarter of 2001, based upon the fair value of such warrants on the date the warrants vested as determined using a Black-Scholes option pricing model.

                 Management's Discussion and Analysis of
              Financial Condition and Results of Operations

Accounting Policies

The following accounting policies are important to understanding our financial condition and results of operations and should be read as an integral part of the discussion and analysis of the results of our operations and financial position. For additional accounting policies, see note 2 to our consolidated financial statements, "Summary of Significant Accounting Policies"contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

Results of Operations for the Three Month Periods Ended March 31, 2002 and 2001

The Company's fee income from licensing activities for the first three months of 2002 was $53,125 as compared to $68,752 for the first three months of 2001.

Operating expenses increased by $69,462 for the first three months of 2002 to $599,227 from $529,765 for the first three months of 2001. This increase was primarily the result of increased legal, marketing, public relations, travel and trade show expenses and stock listing fees, offset somewhat by lower payroll and office expenses, lower taxes and professional fees.

Research and development expenditures decreased by $243,134 to $483,587 for the first three months of 2002 from $726,721 for the first three months of 2001. This decrease was primarily the result of lower patent, payroll and consulting expenses, and lower costs of materials.

Operating expenses and research and development expenses listed above included amounts accrued under a performance bonus plan of $25,772 and $11,715, respectively during the first quarter of 2001. No amounts were accrued under the bonus plan with respect to the first quarter of 2002, and whether any bonuses will be paid by the Company will be determined based upon performance milestones achieved during the remainder of the Company's current fiscal year.

The Company's net gain from its investing activities for the first quarter of 2002 was $108,822, as compared to a net gain from its investing activities of $193,912 for the first quarter of 2001. This difference was primarily due to a lower level of average investment balances in 2002 compared to 2001, and lower prevailing interest rates in the U.S. Treasury Markets.

As a consequence of the factors discussed above, the Company's net loss was $920,867 ($0.08 per share) for the first three months of 2002 as compared to $993,822 ($0.08 per share) for the first three months of 2001.

Financial Condition, Liquidity and Capital Resources

During the first three months of 2002, the Company's cash and cash equivalent balance increased by $157,712 principally as a result of $1,291,249 of proceeds received, net of expenses, from the issuance of common stock upon the exercise of options and warrants, offset by cash used to fund the Company's operating activities of $860,065, and the repurchase and subsequent retirement of $268,521 worth of the Company's common stock in the open market. At March 31, 2002, the Company had working capital of $7,901,007 and its shareholders' equity was $8,930,599.

In December 2000, the Company's Board of Directors approved a performance bonus plan which provides for a bonus to be paid on or after July 2, 2001 and on or after January 2, 2002 equal to 1% of the increase, if any, in the Company's market value during the first and second halves of 2001. Bonuses are capped at a recipient's salary in the case of employees of the Company, and are currently capped at $57,222 in the case of non-employee directors of the Company. The Company's Board of Directors approved a similar bonus plan for 2002 but with higher thresholds to be met before a bonus is payable under such plan. In addition to the payment caps described above, under the current plan, in order to insure that bonuses are not paid based upon temporary fluctuations in the market value of the Company, bonuses under this plan will only be paid to the various participants under this plan if and when the market value of the Company exceeds $280,489,009 (and in the case of any bonus paid to Robert L. Saxe, if and when the market value of the Company exceeds $304,207,362). As noted above, no bonuses are currently payable in connection with these plans so no amount has been accrued.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The information required by Item 3 has been disclosed in Item 7A of the Company's Annual Report on Form 10-K for the year ended
December 31, 2001. There has been no material change in the disclosure regarding market risk.

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

Date: May 14, 2002