Form 10-Q
period 2002-06-30
RESEARCH FRONTIERS INC
filed 2002-08-14
CIK 793524

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

   For Quarter Ended June 30, 2002    Commission File No.  1-9399

                   RESEARCH FRONTIERS INCORPORATED
         (Exact name of registrant as specified in charter)


                   Delaware                         11-2103466
(State of incorporation or organization)         (IRS Employer
                                              Identification No.)

240 Crossways Park Drive, Woodbury, N.Y.                11797
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

                    Yes    X          No    __

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 13, 2002, there were outstanding 12,121,579 shares of Common Stock, par value $0.0001 per share.

                      RESEARCH FRONTIERS INCORPORATED

                        Consolidated Balance Sheets

                                                June 30,2002
                    Assets                       (Unaudited) Dec.31,2001

Current assets:
 Cash  and cash equivalents                          $       379,388    853,210
 Marketable investment securities-available for sale       5,887,684  7,083,606
 Receivable from warrant exercise pending settlement              --    164,311
 Royalty receivable                                          112,500     37,500
 Prepaid expenses and other current assets                   194,905    134,050
                  Total current assets                     6,574,477  8,272,677

Investment in SPD Inc., at cost                              750,002    750,002
Fixed assets, net                                            245,150    279,618
Deposits and other assets                                     22,605     22,605

                  Total assets                       $     7,592,234  9,324,902

     Liabilities and Shareholders' Equity

Current liabilities:
 Accounts payable                                    $        55,766     79,197
 Deferred revenue                                             56,250     37,500
 Accrued expenses and other                                  153,638    158,285

                  Total liabilities                          265,654    274,982

Shareholders' equity:
 Capital stock, par value $0.0001 per share;
  authorized 100,000,000 shares, issued and
  outstanding 12,144,579 shares and 12,108,195 shares          1,214      1,211
 Additional paid-in capital                               51,594,692 51,359,036
 Accumulated other comprehensive income                       45,464     41,835
 Accumulated deficit                                    (44,161,829)(42,199,201)
                                                           7,479,541  9,202,881

 Notes receivable from officers                             (152,961)  (152,961)

                  Total shareholders' equity               7,326,580  9,049,920

          Total liabilities and shareholders' equity   $   7,592,234  9,324,902

See accompanying notes to consolidated financial statements.




                     RESEARCH FRONTIERS INCORPORATED

                  Consolidated Statements of Operations

                               (Unaudited)

                                   Six months ended       Three months ended
                            June 30,2002 June 30,2001  June 30,2002 June 30,2001

Fee income                  $    81,250       81,252   $    28,125       12,500

Operating expenses            1,404,180    1,838,927       778,466    1,219,303

Research and development        866,960    1,339,841       409,860      702,979

                              2,271,140    3,178,768     1,188,326    1,922,282

         Operating loss      (2,189,890)  (3,097,516)   (1,160,201)  (1,909,782)

Net investment income           227,262      355,250       118,440      161,388

         Net loss           $(1,962,628)  (2,742,266)  $(1,041,761)  (1,748,444)

Basic and diluted net loss
per common share            $      (.16)        (.23)  $      (.09)        (.14)

Weighted average number of
common shares outstanding    12,133,995   12,078,108    12,139,767   12,064,696


See accompanying notes to consolidated financial statements.


                     RESEARCH FRONTIERS INCORPORATED

                  Consolidated Statements of Cash Flows

                               (Unaudited)


                                               Six months ended
                                                 June 30,2002 June 30, 2001

Cash flows from operating activities:
Net loss                                            $ (1,962,628)  (2,742,266)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation and amortization                          55,084       57,711
   Expense relating to issuance of stock
    options and warrants for services performed          101,050       55,594
   Cashless exercise of warrants                              --       17,588
   Changes in assets and liabilities:
    Royalty receivable                                   (75,000)     (37,500)
    Prepaid expenses and other current assets            (60,855)       5,555
    Deferred revenue                                      18,750       43,748
    Accounts payable & accrued expenses                  (28,078)     156,105

     Net cash used in operating activities            (1,951,677)  (2,443,465)

Cash flows from investing activities:
 Proceeds from sale and maturity of
  held-to-maturity securities                                 --    1,319,572
 Proceeds from sale of available-for-sale securities   1,199,551           --
 Investment in SPD, Inc., at cost                             --     (750,002)
 Purchase of fixed assets                                (20,616)     (30,125)

  Net cash provided by investing activities            1,178,935      539,445

Cash flows from financing activities:
 Proceeds from issuances of common stock               1,819,367    4,602,079
 Purchase of treasury stock                           (1,520,447)  (5,945,938)

 Net cash provided by (used in) financing activities     298,920   (1,343,859)

Net decrease in cash and cash equivalents               (473,822)  (3,247,879)

Cash and cash equivalents at beginning of year           853,210    3,806,172

Cash and cash equivalents at end of period           $   379,388      558,293


See accompanying notes to consolidated financial statements.


                RESEARCH FRONTIERS INCORPORATED
           Notes to Consolidated Financial Statements
                         June 30, 2002
                          (Unaudited)

Basis of Presentation

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods to which the report relates. The results of operations for the six-month period ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year. The notes included herein should be read in conjunction with the notes to the consolidated financial statements of Research Frontiers Incorporated (the "Company") as of December 31, 2001 and for the three years then ended, included in the Company's Annual Report on Form 10-K.

Business

Research Frontiers Incorporated operates in a single business segment which is engaged in the development and marketing of technology and devices to control the flow of light. Such devices, often referred to as "light valves" or suspended particle devices (SPDs), use microscopic particles that are either incorporated within a liquid suspension or a film, which is usually enclosed between two glass or plastic plates, having transparent, electrically conductive coatings on the facing surfaces thereof. At least one of the two plates is transparent.

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

Adoption of New Accounting Pronouncements

The Company adopted on January 1, 2002 Financial Accounting Standards
Board  Statement No. 144, Accounting for the Impairment of Long-Lived
Assets ("SFAS No. 144"),which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes Financial Accounting Standards Board Statement
No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS No. 121"), while retaining the fundamental recognition and measurement provisions of that statement. SFAS No. 144 requires that a long-lived asset to be abandoned, exchanged for a similar productive asset or distributed to owners in a spinoff to be considered held and used until it is disposed of. However, SFAS No. 144 requires that management consider revising the depreciable life of such long-lived asset. With respect to long-lived assets to be disposed of by sale, SFAS No. 144 retains the provisions of SFAS No. 121, and therefore, requires that discontinued operations no longer be measured on a net realizable value basis and that future operating losses associated with such discontinued operations no longer be recognized before they occur. The implementation of SFAS No. 144 had no impact on the Company's financial position or results of operations.

Deferred Revenue

The Company has entered into a number of license agreements covering potential products. The Company receives minimum annual royalties under certain license agreements and records fee income for the amounts earned by the Company. Certain of the fees are paid to the Company in advance of the period in which they are earned, resulting in deferred revenue.

Marketable Investment Securities

During the second quarter of 2001, the Company determined that it may sell its marketable investment securities prior to their maturity dates in order to invest in other marketable securities, repurchase and retire its common stock, and for general working capital purposes. Accordingly, as of June 30, 2001, the Company transferred its classification of marketable securities from held-to-maturity to available-for-sale. As a result, the Company records the securities at fair value with the unrealized holding gain of $45,464 at June 30, 2002 recorded as a component of shareholders'equity.

Shareholders' Equity

Issuance of Common Stock

For the six months ended June 30, 2002, the Company received
$1,819,367 of net cash proceeds from (i) the issuance of 33,875 shares of common stock issued upon the exercise of options resulting in net proceeds of $243,767; (ii) 99,000 shares of common stock issued upon the exercise of warrants resulting in net proceeds of $1,411,289; and (iii) $164,311 of cash received in early January for the settlement of a warrant exercised in late December 2001. In addition, 2,816 shares with a value of $39,200 were delivered to the Company and immediately retired in payment of the exercise price of options to purchase 10,500 shares.

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

Treasury Stock

For the six months ended June 30, 2002, the Company purchased in the open market and subsequently retired 104,175 shares of treasury stock with an aggregate cost of $1,520,447. In addition, 2,816 shares with a value of $39,200 were delivered to the Company and immediately retired in payment of the exercise price of options to purchase 10,500 shares.

For the six months ended June 30, 2001, the Company purchased in the open market and subsequently retired 299,693 shares of treasury stock with an aggregate cost of $5,945,938.

Issuance of Warrants and Options
During the second quarter of 2002, the Company issued warrants to SPD Inc. to purchase 10,000 shares of common stock at an exercise price of $12.19 per share as an award for being the first licensee of the Company to produce and sell commercial quantities of SPD film. The Company recorded $64,000 of non-cash expense in connection with the issuance of these warrants.

During the second quarter of 2002, the Company issued options to its five Advisory Board members to purchase a total of 5,000 shares of common stock at an exercise price of $12.775 per share. The Company recorded
$37,050 of non-cash expense in connection with the issuance of these options.

Comprehensive Income

The Company accounts for its comprehensive income under the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." (Statement 130). Statement 130 requires that companies disclose comprehensive income, which includes net income, foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. The components of comprehensive loss for the three and six months ended June 30, 2002 and 2001 are as follows:


                                 Three months ended         Six months ended
                            June 30,2002 June 30,2001 June 30,2002 June 30,2001

Net loss                    $(1,041,761)  (1,748,444)  (1,962,628)  (2,742,266)

 Reclassification adjustments
 for gains realized in net
 income during the period       (20,368)          --      (20,368)          --

 Unrealized holding gain
 arising during period           80,868       52,224       23,997       54,818

Total comprehensive loss    $  (981,261)  (1,696,220)  (1,958,999)  (2,687,448)

Performance Bonus Plan

In December 2000, the Company's Board of Directors approved a performance bonus plan which provides for a bonus to be paid on or after July 2, 2001 and on or after January 2, 2002 equal to 1% of the increase, if any, in the Company's market value during the first and second halves of 2001. Bonuses are capped at a recipient's salary in the case of employees of the Company, and are currently capped at $60,000 in the case of non-employee directors and certain employees of the Company. The Company's Board of Directors approved a similar bonus plan for 2002 but with higher thresholds to be met before a bonus is payable under such plan. In addition to the payment caps described above, under the current plan, in order to insure that bonuses are not paid based upon temporary fluctuations in the market value of the Company, bonuses under this plan will only be paid to the various participants under this plan if and when the market value of the Company exceeds $280,489,009 (and in the case of any bonus paid to Robert L. Saxe, if and when the market value of the Company exceeds $304,207,362). The Company recorded $0 and $785,500 of expenses in connection with these plans for the for the six months ended June 30, 2002 and 2001, respectively.

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

Reclassifications

During the second quarter, the Company has reclassified costs associated with patents and patent applications from research and development expenses to operating expenses. The amount of patent costs for the three and six months ended June 30, 2002 was approximately $129,000 and $155,000, respectively. The reclassification was also reflected in the statement of operations for the three and six months ended June 30, 2001 to conform to the current period's presentation. The amount of patent costs reclassified from research and development expense to operating expense for the three and six months ended June 30, 2001 was approximately $151,000 and $241,000 respectively.

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

Results of Operations for the Six-Month Periods Ended June 30, 2002 and 2001

The Company's fee income from licensing activities for the first six months of 2002 was $81,250 which was essentially the same as the first six months of 2001. Although sales of licensed products under some of the Company's license agreements have occurred during the first half of 2002, the earned royalties on such sales have not yet exceeded the minimum annual royalties payable by certain licensees under their license agreements, and/or are included as a royalty receivable on the Company's balance sheet since the license agreements in effect with the Company's licensees typically do not require the licensee to make payment of earned royalties on the sale of licensed products until 45 days after the end of the quarter in which such sales occurred.

Operating expenses decreased by $434,747 for the first six months of 2002 to $1,404,180 from $1,838,927 for the first six months of 2001.
This decrease was primarily the result of lower payroll, patent and office expenses, lower taxes and professional fees, offset somewhat by increased legal, marketing, public relations, travel and trade show expenses and stock listing fees.

Research and development expenditures decreased by $472,881 to $866,960 for the first six months of 2002 from $1,339,841 for the first six months of 2001. This decrease was primarily the result of lower payroll and consulting expenses, and lower costs of materials.

Operating expenses and research and development expenses listed above included amounts accrued under a performance bonus plan of $496,790 and $288,710, respectively during the first half of 2001. No amounts were accrued under the bonus plan with respect to the first half of 2002, and whether any bonuses will be paid by the Company will be determined based upon performance milestones achieved during the remainder of the Company's current fiscal year.

The Company's net gain from its investing activities for the first six months of 2002 was $227,262 as compared to a net gain from its investing activities of $355,250 for the first six months of 2001. This difference was primarily due to a lower level of average investment balances in 2002 compared to 2001, and lower prevailing interest rates in the U.S. Treasury Markets.

As a consequence of the factors discussed above, the Company's net loss was $1,962,628 ($0.16 per share) for the first six months of 2002 as compared to $2,742,266 ($0.23 per share) for the first six months of 2001.

Results of Operations for the Three-Month Periods Ended June 30, 2002 and 2001

The Company's fee income from licensing activities for the second quarter of 2002 was $28,125 as compared to $12,500 for the second quarter of 2001. Although sales of licensed products under some of the Company's license agreements have occurred during the second quarter of 2002, the earned royalties on such sales have not yet exceeded the minimum annual royalties payable by certain licensees under their license agreements, and/or are included as a royalty receivable on the Company's balance sheet since the license agreements in effect with the Company's licensees typically do not require the licensee to make payment of earned royalties on the sale of licensed products until 45 days after the end of the quarter in which such sales occurred.

Operating expenses decreased by $440,837 for the second quarter of 2002 to $778,466 from $1,219,303 for the second quarter of 2001. This decrease was primarily the result of lower payroll, patent and office expenses, lower taxes and professional fees, offset somewhat by increased legal, marketing, public relations, travel and trade show expenses and stock listing fees.

Research and development expenditures decreased by $293,119 to $409,860 for the second quarter of 2002 from $702,979 for the second quarter of 2001. This decrease was primarily the result of lower payroll and consulting expenses, and lower costs of materials.

Operating expenses and research and development expenses listed above included amounts accrued under a performance bonus plan of $471,018 and $276,995, respectively during the second quarter of 2001. No amounts were accrued under the bonus plan with respect to the second quarter of 2002, and whether any bonuses will be paid by the Company will be determined based upon performance milestones achieved during the remainder of the Company's current fiscal year.

The Company's net gain from its investing activities for the second quarter of 2002 was $118,440, as compared to a net gain from its investing activities of $161,388 for the second quarter of 2001. This difference was primarily due to a lower level of average investment balances in 2002 compared to 2001, and lower prevailing interest rates in the U.S. Treasury Markets.

As a consequence of the factors discussed above, the Company's net loss was $1,041,761 ($0.09 per share) for the second quarter of 2002 as compared to $1,748,444 ($0.14 per share) for the second quarter of 2001.

Financial Condition, Liquidity and Capital Resources

During the first six months of 2002, the Company's cash and cash equivalent balance decreased by $473,822 principally as a result of cash used to fund the Company's operating activities of $1,951,677, and the repurchase and subsequent retirement of $1,520,447 worth of the Company's common stock in the open market, offset by $1,819,367 of proceeds received, net of expenses, from the issuance of common stock upon the exercise of options and warrants. At June 30, 2002, the Company had working capital of $6,308,823 and its shareholders' equity was $7,326,580.

In December 2000, the Company's Board of Directors approved a performance bonus plan which provides for a bonus to be paid on or after July 2, 2001 and on or after January 2, 2002 equal to 1% of the increase, if any, in the Company's market value during the first and second halves of 2001. Bonuses are capped at a recipient's salary in the case of employees of the Company, and are currently capped at $60,000 in the case of non-employee directors and certain employees of the Company. The Company's Board of Directors approved a similar bonus plan for 2002 but with higher thresholds to be met before a bonus is payable under such plan. In addition to the payment caps described above, under the current plan, in order to insure that bonuses are not paid based upon temporary fluctuations in the market value of the Company, bonuses under this plan will only be paid to the various participants under this plan if and when the market value of the Company exceeds $280,489,009 (and in the case of any bonus paid to Robert L. Saxe, if and when the market value of the Company exceeds $304,207,362). As noted above, no bonuses are currently payable in connection with these plans so no amount has been accrued for.

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

The Company expects to use its cash and the proceeds from maturities of its investments to fund its research and development of SPD light
valves and for other working capital purposes.   The Company's
working capital and capital requirements depend upon numerous factors, including the results of research and development activities, competitive and technological developments, the timing and cost of patent filings, the development of new licensees and changes in the Company's relationships with its existing licensees. The degree of dependence of the Company's working capital requirements on each of the foregoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements; the addition of new licensees may provide additional working capital or working capital requirements, and changes in relationships with existing licensees would have a favorable or negative impact depending upon the nature of such changes. Based upon existing levels of expenditures, assumed ten percent annual increases therein, existing cash reserves and budgeted revenues, the Company believes that it would not require additional funding for the next 18 months to two years (without giving effect to any new financing raised). There can be no assurance that expenditures will not exceed the anticipated amounts or that additional financing, if required, will be available when needed or, if available, that its terms will be favorable or acceptable to the Company. Eventual success of the Company and generation of positive cash flow will be dependent upon the commercialization of products using the Company's technology by the Company's licensees and payments of continuing royalties on account thereof.

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

PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security-Holders

The Annual Meeting of Stockholders of Research Frontiers Incorporated was held on June 13, 2002. Listed below is a summary of how the 12,180,895 shares voted at the Annual Meeting on the various proposals voted upon and adopted at the Annual Meeting. For the election of Robert L. Saxe as a Class III member of the Company's Board of
Directors, 10,932,912 shares were voted in favor of election, and 419,320 votes were withheld. For the election of Robert M. Budin as a Class III member of the Company's Board of Directors, 10,917,044 shares were voted in favor of election, and 435,188 votes were withheld. For the ratification of the appointment of KPMG LLP as auditors for the 2002 fiscal year, 11,060,351 shares were voted in favor of election, 254,299 shares were voted against, and 37,582 shares abstained from voting.

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

  Date: August 14, 2002