Form 10-Q
period 2002-09-30
RESEARCH FRONTIERS INC
filed 2002-11-15
CIK 793524

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

 For Quarter Ended September 30, 2002    Commission File No.  1-9399

                   RESEARCH FRONTIERS INCORPORATED
         (Exact name of registrant as specified in charter)


                   Delaware                         11-2103466
(State of incorporation or organization)         (IRS Employer
                                              Identification No.)

240 Crossways Park Drive, Woodbury, N.Y.                11797
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

                    Yes    X          No    __

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 13, 2002, there were outstanding 12,209,379 shares of Common Stock, par value $0.0001 per share.

                      RESEARCH FRONTIERS INCORPORATED

                        Consolidated Balance Sheets

                                              September 30,2002
                    Assets                       (Unaudited) Dec.31,2001

Current assets:
 Cash  and cash equivalents                          $     5,439,608   853,210
 Marketable investment securities-available for sale          11,250 7,083,606
 Receivable from warrant exercise pending settlement              --   164,311
 Royalty receivable                                           59,022    37,500
 Prepaid expenses and other current assets                    33,638   134,050
           Total current assets                            5,543,518 8,272,677

Investment in SPD Inc., at cost                              750,002   750,002
Fixed assets, net                                            223,189   279,618
Deposits and other assets                                     22,605    22,605

           Total assets                              $     6,539,314 9,324,902

     Liabilities and Shareholders' Equity

Current liabilities:
 Accounts payable                                    $        91,341    79,197
 Deferred revenue                                             28,125    37,500
 Accrued expenses and other                                  140,513   158,285

     Total current liabilities                               259,979   274,982

Shareholders' equity:
 Capital stock, par value $0.0001 per share;
  authorized 100,000,000 shares, issued and
  outstanding 12,160,579 shares and 12,108,195 shares         1,216      1,211
 Additional paid-in capital                              51,662,977 51,359,036
 Accumulated other comprehensive income (loss)              (38,750)    41,835
 Accumulated deficit                                    (45,193,147)(42,199,201)
                                                          6,432,296   9,202,881

Notes receivable from officers                             (152,961)   (152,961)

     Total shareholders' equity                           6,279,335   9,049,920

     Total liabilities and shareholders' equity        $  6,539,314   9,324,902

See accompanying notes to consolidated financial statements.




                     RESEARCH FRONTIERS INCORPORATED

                  Consolidated Statements of Operations

                               (Unaudited)

                                 Nine months ended        Three months ended
                           Sept.30,2002  Sept.30,2001 Sept.30,2002  Sept.30,2001

Fee income               $      112,769       109,908 $     31,019      28,656

Operating expenses            1,992,937     2,562,831      588,757     723,904

Research and development      1,393,045     1,822,001      526,085     482,160

                              3,385,982     4,384,832    1,114,842   1,206,064

Operating loss               (3,273,213)   (4,274,924)  (1,083,823) (1,177,408)

Net investment income           279,767       547,129       52,505     191,879

Net loss                 $   (2,993,446)   (3,727,795) $(1,031,318) (  985,529)

Basic and diluted net loss
per common share         $         (.25)         (.31) $      (.08)       (.08)

Weighted average number of
common shares outstanding    12,136,893    12,081,955   12,142,594  12,089,522



  See accompanying notes to consolidated financial statements.



                     RESEARCH FRONTIERS INCORPORATED

                  Consolidated Statements of Cash Flows

                               (Unaudited)


                                                          Nine months ended
                                                   Sept.30,2002     Sept.30,2001

Cash flows from operating activities:
 Net loss                                          $ (2,993,946)    (3,727,795)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization                        84,287         87,765
    Expense relating to issuance of stock, options
     and warrants for services performed                102,994        112,817
    Cashless exercise of warrants                            --         17,588
    Changes in assets and liabilities:
     Royalty receivable                                 (21,522)       (37,500)
     Prepaid expenses and other current assets          100,412         91,181
     Deferred revenue                                    (9,375)        25,092
     Accounts payable and accrued expenses               (5,628)      (685,597)

       Net cash used in operating activities         (2,742,778)    (4,116,449)

Cash flows from investing activities:
 Proceeds from sale and maturity of
  held-to-maturity securities                                --      1,319,572
 Proceeds from sale of available-for-sale securities  6,991,771      1,996,460
 Investment in SPD, Inc., at cost                            --       (750,002)
 Purchase of fixed assets                               (27,858)       (36,685)

      Net cash provided by investing activities       6,963,913      2,529,345

Cash flows from financing activities:
 Proceeds from issuances of common stock              2,507,157      5,987,159
 Purchase of treasury stock                          (2,141,894)    (8,042,665)

 Net cash provided by (used in) financing activities    365,263     (2,055,506)

Net increase (decrease) in cash and cash equivalents  4,586,398     (3,642,610)

Cash and cash equivalents at beginning of year          853,210      3,806,172

Cash and cash equivalents at end of period        $   5,439,608        163,562


See accompanying notes to consolidated financial statements.

                RESEARCH FRONTIERS INCORPORATED
           Notes to Consolidated Financial Statements
                       September 30, 2002
                          (Unaudited)

Basis of Presentation

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods to which the report relates. The results of operations for the nine-month period ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year. The notes included herein should be read in conjunction with the notes to the consolidated financial statements of Research Frontiers Incorporated (the "Company") as of December 31,
2001 and for the three years then ended, included in the Company's Annual Report on Form 10-K.

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

Adoption of New Accounting Pronouncements

The Company adopted on January 1, 2002 Financial Accounting
Standards Board Statement No. 144, Accounting for the Impairment of Long-Lived Assets ("SFAS No. 144"),which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes Financial Accounting Standards
Board  Statement No. 121, Accounting  for the Impairment of Long-
Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS
No. 121"), while retaining the fundamental recognition and measurement provisions of that statement. SFAS No. 144 requires that a long-lived asset to be abandoned, exchanged for a similar productive asset or distributed to owners in a spinoff to be considered held and used until it is disposed of. However, SFAS No. 144 requires that management consider revising the depreciable life of such long-lived asset. With respect to long-lived assets to be disposed of by sale, SFAS No. 144 retains the provisions of SFAS No. 121, and therefore, requires that discontinued operations no longer be measured on a net realizable value basis and that future operating losses associated with such discontinued operations no longer be recognized before they occur. The implementation of SFAS No. 144 had no impact on the Company's financial position or results of operations.

In July 2002, the Financial Accounting Standards Board issued
Statement No. 146, Accounting for Costs Associated with Exit or
Disposal Activities ("SFAS No. 146"). SFAS No. 146 will spread out the reporting of expenses relating to restructurings initiated after 2002, because commitment to a plan to exit an activity or dispose of long-lived assets will no longer be enough to record a liability for the anticipated costs. Instead, companies will record exit and disposal costs when they are "incurred" and can be measured at fair value, and they will subsequently adjust the recorded liability for changes in estimated cash flows. The Company is required to adopt the provisions of SFAS No. 146 as of January 1, 2003. The Company does not believe that the adoption of SFAS No. 146 will have any impact on the Company's consolidated financial statements as no planned restructuring charges currently exist.

Deferred Revenue

The Company has entered into a number of license agreements covering potential products. The Company receives minimum annual royalties under certain license agreements and records fee income for the amounts earned by the Company. Certain of the fees are paid to the Company in advance of the period in which they are earned, resulting in deferred revenue.

Marketable Investment Securities

During the second quarter of 2001, the Company determined that it may sell its marketable investment securities prior to their maturity dates in order to invest in other marketable securities, repurchase and retire its common stock, and for general working capital purposes. Accordingly, as of June 30, 2001, the Company transferred its classification of marketable securities from held-to-maturity to available-for-sale. As a result, the Company records the securities at fair value with the unrealized holding loss of $38,750 at September 30, 2002 recorded as a component of shareholders' equity.

Shareholders' Equity

Issuance of Common Stock

For the nine months ended September 30, 2002, the Company received $2,507,157 of net cash proceeds from (i) the issuance of 33,875 shares of common stock issued upon the exercise of options resulting in net proceeds of $243,767; (ii) 181,000 shares of common stock issued upon the exercise of warrants resulting in net proceeds of $2,099,081; and (iii) $164,311 of cash received in early January for the settlement of a warrant exercised in late December 2001. In addition, 2,816 shares with a value of $39,200 were delivered to the Company and immediately retired in payment of the exercise price of options to purchase 10,500 shares, and 250 shares of common stock were issued in connection with the acquisition by the Company of the domain name "SmartGlass.com" resulting in non-cash marketing expense of $1,518.

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

Treasury Stock

For the nine months ended September 30, 2002, the Company purchased in the open market and subsequently retired 170,425 shares of treasury stock with an aggregate cost of $2,141,894. In addition, 2,816 shares with a value of $39,200 were delivered to the Company and immediately retired in payment of the exercise price of options to purchase 10,500 shares.

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

During the second quarter of 2002, the Company issued options to its five Advisory Board members to purchase a total of 5,000 shares of common stock at an exercise price of $12.775 per share. The Company recorded $37,050 of non-cash expense in connection with the issuance of these options. During the third quarter of 2002, the Company issued options to purchase 250 shares of common stock in connection with the acquisition by the Company of the domain name
"SmartGlass.com" resulting in non-cash marketing expense of $2,647.

Comprehensive Income

The Company accounts for its comprehensive income under the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." (Statement 130). Statement 130 requires that companies disclose comprehensive income, which includes net income, foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. The components of comprehensive loss for the three and nine months ended September 30, 2002 and 2001 are as follows:

                            Three months ended           Nine months ended
                        Sept.30,2002  Sept.30,2001  Sept.30,2002  Sept.30,2001

Net loss               $  (1,032,818)    ( 985,529)  (2,995,446)   (3,727,795)

Reclassification
adjustments for gains
realized in net loss
during the period            (60,217)      (46,665)     (80,585)           --

Unrealized holding gain
arising during period         56,588       139,281       80,585       147,434

Total comprehensive loss $(1,036,447)     (892,813)  (2,995,446)   (3,580,361)

Performance Bonus Plan

In December 2000, the Company's Board of Directors approved a performance bonus plan which provides for a bonus to be paid on or after July 2, 2001 and on or after January 2, 2002 equal to 1% of the increase, if any, in the Company's market value during the first and second halves of 2001. Bonuses are capped at a recipient's salary in the case of employees of the Company, and are currently capped at $60,000 in the case of non-employee directors and certain employees of the Company. The Company's Board of Directors approved a similar bonus plan for 2002 but with higher thresholds to be met before a bonus is payable under such plan. In addition to the payment caps described above, under the current plan, in order to insure that bonuses are not paid based upon temporary fluctuations in the market value of the Company, bonuses under this plan will only be paid to the various participants under this plan if and when the market value of the Company exceeds $280,489,009
(and in the case of any bonus paid to Robert L. Saxe, if and when the market value of the Company exceeds $304,207,362). The
Company recorded $0 and $785,500 of expenses in connection with these plans for the nine months ended September 30, 2002 and 2001, respectively. On November 6, 2002, the Company's Board of Directors voted to terminate this bonus plan with respect to 2003 and replace it with a general bonus plan under which bonuses are awarded to employees of the Company for outstanding achievement including technical accomplishments, sales and revenue growth, and other performance milestones. All employees of the Company are eligible to receive bonuses under this plan and the bonuses shall not exceed $300,000 in the aggregate for 2003. The existing bonus plan remains in effect through December 31, 2002.

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

Reclassifications

During the second quarter, the Company has reclassified costs associated with patents and patent applications from research and development expenses to operating expenses. The amount of patent costs for the three and nine months ended September 30, 2002 was approximately $83,000 and $238,000, respectively.
The reclassification was also reflected in the consolidated statement of operations for the three and nine months ended September 30, 2001 to conform to the current period's presentation. The amount of patent costs reclassified from research and development expense to operating expense for the three and nine months ended September 30, 2001 was approximately $81,000 and $322,000 respectively.

Subsequent Event

On November 8, 2002, one of the Company's officers, Joseph M.
Harary paid the Company $192,171 in cash in payment in full of all principal and accrued interest on the loans made by the Company to Mr. Harary.


              Management's Discussion and Analysis of
           Financial Condition and Results of Operations

  Accounting Policies

  The following accounting policies are important to understanding our financial condition and results of operations and should be read as an integral part of the discussion and analysis of the results of our operations and financial position. For additional accounting policies, see note 2 to our consolidated financial statements, "Summary of Significant Accounting
  Policies"contained in the Company's Annual Report on Form 10-
  K for the year ended December 31, 2001.

  We have entered into a number of license agreements covering potential products using the Company's SPD technology. Under these agreements, we generally recognize income from royalties when earned in accordance with the terms of the agreements.

  The Company expenses costs relating to the development or acquisition of patents due to the uncertainty of the recoverability of these items.

  All of our research and development costs are charged to operations as incurred. Our research and development expenses consist of costs incurred for internal and external research and development. These costs include direct and research-related overhead expenses. Direct expenses include a portion of our chief executive officer's compensation.

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

  Results of Operations for the Nine-Month Periods Ended
  September 30, 2002 and 2001

  The Company's fee income from licensing activities for the first nine months of 2002 was $112,269 which was essentially the same as the first nine months of 2001. Although sales of licensed products under some of the Company's license agreements have occurred during the first nine months of 2002, the earned royalties on such sales have not yet exceeded the minimum annual royalties payable by certain licensees under their license agreements, and/or are included as a royalty receivable on the Company's balance sheet since the license agreements in effect with the Company's licensees typically do not require the licensee to make payment of earned royalties on the sale of licensed products until 45 days after the end of the quarter in which such sales occurred.

  Operating expenses decreased by $569,894 for the first nine months of 2002 to $1,992,937 from $2,562,831 for the first nine months of 2001. This decrease was primarily the result of lower payroll, patent, office, public relations, and directors expenses, offset somewhat by increased legal, consulting and marketing expenses.

  Research and development expenditures decreased by $428,956 to $1,393,045 for the first nine months of 2002 from $1,822,001 for the first nine months of 2001. This decrease was primarily the result of lower payroll expenses and materials costs.

  Operating expenses and research and development expenses listed above included amounts accrued under a performance bonus plan of $496,790 and $288,710, respectively, during the first nine months of 2001. No amounts were accrued under the bonus plan with respect to the first nine months of 2002.

  The Company's net gain from its investing activities for the first nine months of 2002 was $279,767 as compared to a net gain from its investing activities of $547,129 for the first nine months of 2001. This difference was primarily due to a lower level of average investment balances in 2002 compared to 2001, and lower prevailing interest rates in the U.S. Treasury Markets.

  As a consequence of the factors discussed above, the Company's net loss was $2,993,946 ($0.25 per share) for the first nine months of 2002 as compared to $3,727,795 ($0.31 per share) for the first nine months of 2001.

  Results of Operations for the Three-Month Periods Ended
  September 30, 2002 and 2001

  The Company's fee income from licensing activities for the third quarter of 2002 was $31,019 as compared to $28,656 for the third quarter of 2001. Although sales of licensed products under some of the Company's license agreements have occurred during the third quarter of 2002 at an higher level than during the previous two quarters of 2002, the earned royalties on such sales have not yet exceeded the minimum annual royalties payable by certain licensees under their license agreements, and/or are included as a royalty receivable on the Company's balance sheet since the license agreements in effect with the Company's licensees typically do not require the licensee to make payment of earned royalties on the sale of licensed products until 45 days after the end of the quarter in which such sales occurred.

  Operating expenses decreased by $135,147 for the third quarter of 2002 to $588,757 from $723,904 for the third quarter of 2001. This decrease was primarily the result of lower payroll, office, public relations, and directors expenses offset by increased legal, consulting and marketing expenses.

  Research and development expenditures increased by $43,925 to $526,085 for the third quarter of 2002 from $482,160 for the third quarter of 2001. This increase was the result of increased cost of materials offset by a decrease in payroll expenses.

  The Company's net gain from its investing activities for the third quarter of 2002 was $52,505, as compared to a net gain from its investing activities of $191,879 for the third quarter of 2001. This difference was primarily due to a lower level of average investment balances in 2002 compared to 2001, and lower prevailing interest rates in the U.S. Treasury Markets.

  As a consequence of the factors discussed above, the Company's net loss was $1,031,318 ($0.08 per share) for the third quarter of 2002 as compared to $985,529 ($0.08 per share) for the third quarter of 2001.

  Financial Condition, Liquidity and Capital Resources

  During the first nine months of 2002, the Company's cash and cash equivalent balance increased by $4,586,398, principally as a result of proceeds received from sale of $6,991,771 of available-for-sale securities, and $2,507,157 of proceeds received, net of expenses, from the issuance of common stock upon the exercise of options and warrants, the , offset by cash used to fund the Company's operating activities of $2,742,778, and the repurchase and subsequent retirement of $2,141,894 worth of the Company's common stock in the open market. At September 30, 2002, the Company had working capital of $5,282,039 and its shareholders' equity was $6,277,835.

  In December 2000, the Company's Board of Directors approved a performance bonus plan which provides for a bonus to be paid on or after July 2, 2001 and on or after January 2, 2002 equal to 1% of the increase, if any, in the Company's market value during the first and second halves of 2001. Bonuses are capped at a recipient's salary in the case of employees of the Company, and are currently capped at $60,000 in the case of non-employee directors and certain employees of the Company. The Company's
  Board of Directors approved a similar bonus plan for 2002 but with higher thresholds to be met before a bonus is payable under such plan. In addition to the payment caps described above, under the current plan, in order to insure that bonuses are not paid based upon temporary fluctuations in the market value of the Company, bonuses under this plan will only be paid to the various participants under this plan if and when the market value of the Company exceeds $280,489,009 (and in the case of any bonus paid to Robert L. Saxe, if and when the market value of the Company exceeds $304,207,362). As noted above, no bonuses are currently payable in connection with these plans, therefore no amount has been accrued for. On November 6, 2002, the Company's Board of Directors voted to terminate this bonus plan with respect to 2003 and replace it with a general bonus plan under which bonuses are awarded to employees of the Company for outstanding achievement including technical accomplishments, sales and revenue growth, and other performance milestones. All employees of the Company are eligible to receive bonuses under this plan and the bonuses shall not exceed $300,000 in the aggregate for 2003. The existing bonus plan remains in effect through December 31, 2002.

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

  The Company expects to use its cash and the proceeds from maturities of its investments to fund its research and development
  of SPD light valves and for other working capital purposes.   The
  Company's working capital and capital requirements depend upon numerous factors, including the results of research and development activities, competitive and technological developments, the timing and cost of patent filings, the development of new licensees and changes in the Company's relationships with its existing licensees. The degree of dependence of the Company's working capital requirements on each of the foregoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements; the addition of new licensees may provide additional working capital or working capital requirements, and changes in relationships with existing licensees would have a favorable or negative impact depending upon the nature of such changes. Based upon existing levels of expenditures, assumed ten percent annual increases therein, existing cash reserves and budgeted revenues, the Company believes that it would not require additional funding for the next 18 months (without giving effect to any new financing raised). There can be no assurance that expenditures will not exceed the anticipated amounts or that additional financing, if required, will be available when needed or, if available, that its terms will be favorable or acceptable to the Company. Eventual success of the Company and generation of positive cash flow will be dependent upon the commercialization of products using the Company's technology by the Company's licensees and payments of continuing royalties on account thereof.

  Item 3.    Quantitative and Qualitative Disclosures About Market Risk

  The information required by Item 3 has been disclosed in Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2001. There has been no material change in the disclosure regarding market risk.

  Related Party Transactions

  Statement of Financial Accounting Standards No. 57, "Related
  Party Disclosures" requires the Company to identify and describe material transactions involving related persons or entities and to disclose information necessary to understand the effects of such transactions on our consolidated financial statements. The Company has loaned two officers an aggregate of $152,961. Each of the aforementioned loans were made in April
  1997 or prior thereto; are due in January 2003; relate to the purchase of common stock of the Company; are collateralized by the pledge of shares of common stock of the Company; may be prepaid in part or in full without notice or penalty; are represented by a promissory note which bears interest at a rate per annum equal to the broker call rate in effect on the first day of each calendar quarter; and permit repayment of the loan by delivery of securities of the Company having a fair market value equal to the balance of the loan outstanding. On November 8, 2002, one of these officers, Joseph M. Harary, paid the Company $192,171 in cash in payment in full of all principal and accrued interest on the loans made by the Company to Mr. Harary.

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

  Item 4.    Controls and Procedures

  We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of management, including our Chief Executive Officer, within 90 days prior to the filing date of this report. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange
  Commission filings. No significant changes were made to our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

                           RESEARCH FRONTIERS INCORPORATED
                               (Registrant)

                           /s/ Robert L. Saxe
                           Robert L. Saxe, Chairman and Treasurer
                           (Principal Executive, Financial, and
                                Accounting Officer)

  Date: November 14, 2002

                           CERTIFICATION

  I, Robert L. Saxe, the Chief Executive Officer and Chief
  Accounting Officer of Research Frontiers Incorporated ("RFI") certify that;

1.  I have reviewed this quarterly report on Form 10-Q of RFI,

2.Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3.Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of RFI as of, and for, the periods presented in this quarterly report;

4.I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
  14) for RFI and I have:

a)designed such disclosure controls and procedures to ensure that material information relating to RFI, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)evaluated the effectiveness of RFI's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.I have disclosed, based on our most recent evaluation, to RFI's auditors and audit committee of RFI's Board of Directors:

a)all significant deficiencies in the design or operation of internal controls which could adversely affect RFI's ability to record, process, summarize and report financial data and have identified for RFI's auditors any material weaknesses in internal controls; and

b)any fraud, whether or not material, that involves management or other employees who have a significant role in RFI's internal controls; and

6.I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: November 14, 2002
                                /s/ Robert L. Saxe
                                    Robert L. Saxe
                                    Chairman and Chief Executive Officer,
                                    Treasurer and Principal Accounting Officer




                                                     EXHIBIT 99.1
                  CERTIFICATION PURSUANT TO
                   18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO
        SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of Research Frontiers Incorporated (the "Company") on Form 10-Q for the quarter ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I,
  Robert L. Saxe, Chairman of the Board and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  1. The Report fully complies with the  requirements of Section
     13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934; and

  2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


  /s/ Robert L. Saxe
      Robert L. Saxe
      Chairman of the Board
      and Chief Executive Officer
      November 14, 2002