Form 10-K
period 2002-12-31
RESEARCH FRONTIERS INC
filed 2003-03-28
CIK 793524

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of
                     THE SECURITIES AND EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 2002 Commission File Number 1-9399

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes __ No   X

As of March 27, 2003 there were 12,247,879 shares of Research Frontiers Incorporated common stock outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates was $171,786,056 computed in accordance with the rules of the SEC by reference to the closing price of the Company's common stock as of June 28, 2002. In making this computation, all shares known to be owned by directors and executive officers of the Company and all shares known to be owned by other persons holding in excess of 5% of the Company's common stock have been deemed held by "affiliates" of the Company. Nothing herein shall prejudice the right of the Company or any such person to deny that any such director, executive officer, or stockholder is an "affiliate."

                              PART I

ITEM 1.                      BUSINESS

General

     Research Frontiers Incorporated ("Research Frontiers" or the "Company") was incorporated in New York in 1965 and reincorporated in Delaware in 1989. Research Frontiers' business is to develop and license our suspended particle technology for controlling the amount of light passing through a device. Such suspended particle devices are often referred to as "SPDs," "light valves," or "SPD-Smart " products.

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

     As a result of our efforts over the years, Research Frontiers Incorporated has become the world's leader in suspended-particle-device development and research, and licenses its light-control technology to other companies. Currently, our 21 licensees are categorized into three main areas: emulsion, film, and end-product. Our emulsion makers produce the basic chemicals-the SPD particles and the various special polymers that work in conjunction with such particles. The film makers use a thin layer of emulsion which is coated and cured between two sheets of plastic film to form an SPD film that allows users to control the amount of light passing through such film. The end-product licensees then incorporate such SPD light-control film into a variety of SPD-Smart products.

     The past two years have been important for Research
Frontiers as we moved from being a company with a technology under development to a company with products using our technology being sold by our licensees. Awareness of SPD technology is at an all-time high. The technology has also recently received some prestigious awards, including the Best of What's
New Award for home technology products from Popular Science and being named one of the top new technologies for 2002 by the Society of Automotive Engineers.

     In the preceding year, SPD-Smart windows were installed in business and commercial aircraft, as well as in architectural, automotive and appliance glass projects. SPD technology is a horizontal "enabling" technology cutting across many industries which has wide commercial applications in many types of products where variable light transmission is desired, such as:

--"smart" windows, skylights and sunshades for the architectural, aircraft, marine, automotive and appliance industries;
-- variable light transmission sunglasses, goggles and other eyewear;
-- self-dimmable automotive sunroofs, sunvisors and rear-view mirrors; and -- flat panel information displays for use in billboards, scoreboards, point-of-purchase advertising displays, traffic signs, computers, televisions, telephones, PDAs and other electronic instruments.

     Various licensees of Research Frontiers have developed SPD-Smart windows and other products. Several of our licensees have already sold aircraft, architectural, and automotive windows, as well as glass doors for appliances using SPD technology. Also, prototypes of flat panel displays, eyewear, and self-dimming automotive rear-view mirrors have been developed. These prototypes demonstrate the feasibility and operation of the products they relate to, but they may need additional product design, engineering or testing before commercial products are introduced. In April 2001, Hankuk Glass Industries, Inc., a licensee of the Company, announced that its subsidiary devoted exclusively to the production of SPD film and end-products, SPD Inc., had acquired a factory in Incheon, Korea. SPD Inc. announced in January 2002 that this factory had begun production of SPD film and end-products made from SPD film. Some of our licensees consider the exact stage of development, product introduction strategies and timetables, and other plans to be proprietary or secret, and as such cannot be disclosed by the Company until such licensees make their own public announcements or product launches. During 2002, marketing campaigns and product launches by our licensees have been announced under the indicated trademarks for their SPD-Smart products:

Licensee                           Trademark
Cricursa Cristales Curvados        Cri-Regulite (tm)
InspecTech Aero Service            SPD-Equipped(tm) , I-Shade (tm)
Razor's Edge Technologies          New-View(tm), Smart-Shade(tm)
SPD Systems Inc.                   Health Smart(tm),VectorLux(tm),InstaTint(tm)
ThermoView Industries              Alter-Lite)tm)

In addition, Research Frontiers introduced various marketing programs under the following trademarks: SPD-Smart(tm), The
View of the Future - Everywhere you Look(tm), Powered by SPD(tm), and Visit SmartGlass.com - to change your view of the World(tm).

     Our licensee InspecTech Aero Service Inc. reported that they have received FAA certification for, and have already installed
SPD-Smart windows on various aircraft. InspecTech reports having installed or currently engineering SPD-Smart windows for the following aircraft:

--Airbus A320/380
--Bell/Textron 430 Helicopter
--Boeing 747, 757, BBJ 737
--Bombardier Global Ex
--Cessna Citations 525,525A, 550,  Excel, and CX
--Gulfstream (all models)
--Learjet 20/30 Series
--Piaggio P-180 Avanti, and Pilatus PC-12
--Raytheon King Air, Hawker, Beechjets and other models

     The following table summarizes Research Frontiers' existing license agreements and lists the year these agreements were entered into:

Licensee                 Products Covered                              Territory

American Glass Products  Architectural and automotive windows (2002)   Worldwide
                                                                  (except Korea)
AP Technoglass Co.       Sunroof glass for other licensees (2001)      Worldwide

Avery Dennison Corp.     SPD displays (2001)                           Worldwide

BOS GmbH                 Variable light transmission SPD sunshades     Worldwide
                         and sunvisors.  (2002)

BRG Group, Ltd.          Architectural and automotive windows (2002)   Worldwide
                                                                  (except Korea)

Cricursa Cristales Curvados Architectural and automotive windows(2002) Worldwide
                                                                  (except Korea)

Dainippon Ink and        SPD emulsions for other licensees (1999)      Worldwide
Chemicals Incorporated

Film Technologies Int'l  SPD film for other licensees and              Worldwide
                         prospective licensees (2001)

General Electric Company SPD film for other licensees and              Worldwide
                         prospective licensees (1995)

Glaverbel, S.A.          Automotive vehicle rear-view mirrors,         Worldwide
                         transportation vehicle sunvisors, and    (except  Korea
                         architectural and automotive windows(1996) for windows)

Global Mirror GmbH       Rear-view mirrors and sunvisors (1999)        Worldwide

Hankuk Glass Industries Inc. Broad range of SPD light control products Worldwide including windows, flat panel displays,
                        automotive vehicle rear-view mirrors and sunvisors (installed as original equipment on Korean-made cars), and sunroofs; SPD film for licensees and prospective licensees (1997)

Hitachi Chemical Co.,Ltd SPD emulsions and films for
                         other licensees(1999)                         Worldwide

InspecTech Aero Service,Inc. Aircraft windows and cabin dividers(2001) Worldwide
                                                                  (except Korea)

Isoclima S.p.A.       Architectural and automotive windows; SPD        Worldwide
                      emulsion and film for other licensees (2002)(except Korea)

Laminated Technologies Inc. SPD film lamination for
                            other licensees (2002)                     Worldwide

N.V. Bekaert S.A (acquired   Architectural and automotive windows,     Worldwide
from Material Sciences Corp.)SPD film for other licensees, prospective licensees and architectural and automotive window companies (1997)

Polaroid Corporation  SPD emulsions and films for other licensees(2000)Worldwide

Razor's Edge Technologies     Architectural windows (2002)             Worldwide
                                                                  (except Korea)

SPD Systems, Inc.    Architectural, appliance and marine windows (2002)Worldwide
                                                                  (except Korea)

ThermoView Industries, Inc.   Architectural windows (2000)             Worldwide
                                                                  (except Korea)

     Licensees of Research Frontiers who incorporate SPD technology into end-products will pay Research Frontiers a royalty of 5-10% of net sales of licensed products under license agreements currently in effect, and may also be required to pay Research Frontiers minimum annual royalties. Licensees who sell products or components to other licensees of Research Frontiers do not pay a royalty on such sale and Research Frontiers will collect such royalty from the licensee incorporating such products or components into their own end-products. Research Frontiers' license agreements typically allow the licensee to terminate the license after some period of time, and give Research Frontiers only limited rights to terminate before the license expires. Most licenses are non-exclusive and generally last as long as our patents remain in effect. The license granted to Hankuk Glass Industries is exclusive within Korea for certain applications through December 2004. Global Mirror's license restricts new licenses from being granted in the truck mirror original equipment market for a period of time if certain sales milestones are met with respect to commercial vehicles in Classes 5 through 8 with gross vehicle weights in excess of 16,000 pounds.

     Although the Company believes based upon the status of current negotiations that additional license agreements with third parties will be entered into, there can be no assurance that any such additional license agreements will be consummated, or the extent that any current or future licensee of the Company will produce or sell commercial products using the Company's technology.

     The Company plans to continue to exploit its SPD light valve technology by entering into additional license and other agreements with end-product manufacturers such as manufacturers of flat glass, flat panel displays, automotive products, and with other interested companies who may wish to acquire rights to manufacture and sell the Company's proprietary emulsions and films. The Company's plans also call for further development of its SPD light valve technology and the provision of additional technological and marketing assistance to its licensees to develop commercially viable products using SPD technology and expand the markets for such products. The Company cannot predict when or if new license agreements will be entered into or the extent to which commercial products will result from its existing or future licenses because of the risks inherent in the developmental process and because commercialization is dependent upon the efforts of its licensees as well as on the continuing research and development efforts of the Company.

     On March 27, 2003, the Company had thirteen full-time employees, six of whom are technical personnel, and the rest of whom perform legal, marketing, investor relations, and administrative functions. Of these employees, two have obtained a doctorate in chemistry, one has a masters in chemistry, two have extensive industrial experience in electronics and electrical engineering, and one has majored in physics. Three employees also have additional postgraduate degrees in business administration. Also the Company's suppliers and licensees have people on their teams with advanced degrees in a number of areas relevant to the commercial development of products using the Company's technology. The success of the Company is dependent on, among other things, the services of its senior management, the loss of whose services could have a material adverse effect upon the prospects of the Company.

     The Company believes that its SPD light valve technology has certain performance advantages over other technologies for so-called "smart windows," windows which electrically vary the amount of light passing through them, and automatically self-dimmable automotive rear-view mirrors.

     Variable light transmission technologies can be classified into two basic types: "smart" technologies that can be controlled electrically by the user either automatically or manually, and passive technologies that can only react to ambient environmental conditions such as changes in lighting or temperature. One type of passive variable light transmission technology is photochromic technology; such devices change their level of transparency in reaction to external radiation. As compared to photochromic technology, the Company's technology permits the user to adjust the amount of light passing through the viewing area of the device rather than merely reacting to external radiation. In addition, the reaction time necessary to change from light to dark with SPDs can be almost instantaneous, as compared to the much slower reaction time for photochromic devices. Unlike SPD technology, photochromic technology does not function well at the high and low ends of the temperature range in which smart windows are normally expected to operate.

     The active, user-controllable technologies are sometimes referred to as "smart" technologies. These active technologies are far more useful because they can be controlled electrically by a user with a manual adjustment or automatically when coupled with a timer or sensing device such as a photocell, motion detector or thermostat. There are three main types of active devices which are compared below:

--Electrochromic devices (EC)
--Liquid crystal devices (LC)
--Suspended-particle devices (SPD)

Electrochromic Technology: When compared to electrochromic windows and rear-view mirrors, which use a direct current voltage to alter the molecular structure of electrochromic materials (which can be in the form of either a liquid, gel or solid film) causing the material to darken, SPDs have numerous potential performance, manufacturing and cost advantages. In comparing the Company's
SPD light valves to electrochromic technologies, SPDs are expected to have some or all of the following advantages:

--faster response time;
--lower estimated costs;
--more reliable performance over a wider temperature range;
--capability of achieving darker off-states;
--lower current drain;
--higher estimated battery life in applications where batteries are used; --no "iris effect" (where light transmission changes first occur at the outer edges of a window or mirror and then work their way toward the center) when changing from clear to dark and back again;
--SPD technology is a film-based technology that can be applied to plastic as well as glass, and which can be applied to curved as well as flat surfaces.

Many companies with substantially greater resources than Research Frontiers such as 3M, Asahi Glass, Gentex Corp., Pilkington, PPG Industries, and other large corporations have pursued or are pursuing projects in the electrochromic area. Many of these companies listed have reported discontinuing or substantially curtailing their work on electrochromics due to technical problems and issues relating to the expense of these technologies.

Liquid Crystal Technology: To date, the main types of liquid crystal smart windows have been produced by Taliq Corp. (a subsidiary of Raychem Corp. which has since discontinued its liquid crystal operations and licensed its technology to others), Nippon Sheet Glass, Saint Gobain Glass, Polytronix, Inc. and 3M (which has also reportedly discontinued its liquid crystal film making operations). These windows are very expensive (having an estimated installed cost of about $200-250 per square foot where SPD windows have been sold for a fraction of this price), and only change from a cloudy opaque milky-white to a hazy clear state, with no useful intermediate states. As compared to liquid crystal windows, SPD smart windows should:

--be less expensive to produce;
--have less haze;
--operate over a wider temperature range;
--use less power;
--permit an infinite number of intermediate states between a transparent state and a dark blue state, rather than being just "on"or "off" like LC windows.

     In the flat panel display market, the Company also expects to compete against various display technologies that are currently being used commercially. In particular, the Company expects its SPD technology to compete on the basis of the performance characteristics with liquid crystal displays ("LCDs") and organic light emitting diodes ("OLEDs"). An LCD is generally similar in construction to an SPD display, but instead of a liquid or film suspension, utilizes an organic material called a liquid crystal which, although comprised of molecules that flow like a liquid, has some of the characteristics of solid crystals. Like SPD displays, LCDs are "passive" devices which do not generate light, but merely reflect or modulate existing light. OLEDs emit light rather than transmit it, and unlike LCDs but similar to SPD displays, OLEDs promise to have wide viewing angles and low power consumption. However, several technological and manufacturing hurdles remain in the production of OLEDs including limited life expectancy, sensitivity to degradation from exposure to air and water, and cost. The market for flat panel displays was estimated by others to have been approximately
$28.8 billion for 2002. The Company believes that some of its licensees may begin to challenge OLEDs and liquid crystal displays with SPDs for part of the flat panel display market during the next several years.

     The Company believes that its SPD light valves and related technology has significant advantages over existing display devices and related technology. In comparison to existing twisted nematic type LCDs, the Company's SPD displays are believed to have:

--higher contrast and brightness;
--a wider angle of view;
--lower estimated production costs;
--a less complex fabrication procedure;
--the ability to function over a wider temperature range;
--the ability to make displays without using sheet polarizers or alignment layers;
--lower light loss and a corresponding reduction in backlighting requirements.

With respect to other types of displays which emit their own light, such as light-emitting diodes (LEDs) and cathode ray tubes
(CRTs), the Company's SPD light valves should have the advantages of lower power consumption and make possible larger displays that are easier to read in bright light.

     LCDs and other types of displays, liquid crystal windows, as well as electrochromic self-dimmable rear-view mirrors, are already on the market, whereas products incorporating SPD technology have only begun to appear in the marketplace, so long-term durability and performance of SPD light valves have not yet been fully ascertained. The companies manufacturing LCD and other display devices, LCD windows, and electrochromic self-dimmable rear-view mirrors, have substantially greater financial resources and manufacturing experience than the Company. There is no assurance that comparable systems having the same advantages of the Company's SPD light valves could not be developed by competitors at a lower cost or that other products could not be developed which would render the Company's products difficult to market or technologically or otherwise obsolete.

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

Research and Development

     As a result of the Company's research and development efforts, the Company believes that its SPD light valves will be usable in a number of commercial products. Such products may include one or more of the following fields: "smart" windows, variable light transmission eyewear such as sunglasses and goggles, self-dimmable automotive sunroofs, sunvisors and mirrors, and instruments and other information displays that use digits, letters, graphic images, or other symbols to supply information, including scientific instruments, aviation instruments, automobile dashboard displays and, if certain improvements can be made in various features of the Company's SPD light valves, portable computer displays and flat panel television displays. The Company believes that most of its research and development efforts have applicability to products that may incorporate the Company's technology. Based upon the current SPD-Smart products being sold by various of its licensees, the Company believes that the state of development of its technology is sufficiently advanced, but that further improvements will result in accelerated market penetration. The Company intends to continue its research and development efforts for the foreseeable future to improve its SPD light valve technology and thereby assist our licensees in the product development, sales and marketing of various existing and new SPD-Smart products.

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

Research Frontiers' main goals in its research and development are:

--developing wider ranges of light transmission and quicker switching speeds; --developing different colored particles;
--reducing the voltage required to operate SPDs; and --obtaining data and developing improved materials regarding environmental stability and longevity.

Research Frontiers incurred about $1,859,000, $2,223,000, and $2,271,000 during the years ended December 31, 2002, 2001, and 2000, respectively, for research and development. Research Frontiers plans to engage in substantial continuing research and development activities.

Patents and Proprietary Information

     The Company has 27 United States patents in force. Three
United States and eight international patent applications are pending. The Company's United States patents expire at various dates from 2006 through 2021. The Company has approximately 170 issued patents and a substantial number of patent applications pending in foreign countries. The Company's foreign patents expire at various dates from 2002 through 2019. The Company believes that its SPD light valve technology is adequately protected by its patent position and by its proprietary technological know-how. However, the validity of the Company's patents has never been contested in any litigation. To a lesser extent, the Company relies on trade secrets and nondisclosure agreements to protect its technology. The
Company generally requires any employee, consultant, or licensee having access to its confidential information to execute an agreement whereby such person agrees to keep such information confidential.

Rights Plan

     In February 2003, the Company's Board of Directors adopted a Stockholders' Rights Plan and declared a dividend distribution of one Right for each outstanding share of Company common stock to stockholders of record at the close of business on March 3, 2003. Subject to certain exceptions listed in the Rights Plan, if a person or group has acquired beneficial ownership of, or commences a tender or exchange offer for, 15% or more of the Company's common stock, unless redeemed by the Company's Board of Directors, each Right entitles the holder (other than the acquiring person) to purchase from the Company $120 worth of common stock for $60.
If the Company is merged into, or 50% or more of its assets or earning power is sold to, the acquiring company, the Rights will also enable the holder (other than the acquiring person) to purchase $120 worth of common stock of the acquiring company for $60. The
Rights will expire at the close of business on February 18, 2013, unless the Rights Plan is extended by the Company's Board of Directors or unless the Rights are earlier redeemed by the Company at a price of $.0001 per Right. The Rights are not exercisable during the time when they are redeemable by the Company. The above description highlights some of the features of the Company's Rights Plan and is not a complete description of the Rights Plan. A more detailed description and a copy of the Rights Plan is available from the Company upon request.

ITEM 2.   PROPERTIES

     The Company currently occupies approximately 8,100 square feet of space at a minimum annual rental of approximately $143,500 for its executive office and research facility at 240 Crossways Park Drive, Woodbury, New York 11797 under a lease expiring January
31, 2004. The Company believes that its space, including its laboratory facilities, is adequate for its present needs.

ITEM 3.   LEGAL PROCEEDINGS

     There are no legal proceedings pending by or against the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None
                                   PART II

ITEM 5.MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

(a)  Market Information

     (1) The Company's common stock is traded on the NASDAQ National Market. As of March 27, 2003, there were 12,247,879 shares of common stock outstanding.

     (2) The following table sets forth the range of the high and low selling prices (as provided by the National Association of Securities Dealers) of the Company's common stock for each quarterly period within the past two fiscal years:

          Quarter Ended                  Low           High
          March 31, 2001                10.50          24.25
          June 30, 2001                 17.00          30.00
          September 30, 2001             9.00          29.00
          December 31, 2001             13.15          19.00
          March 31, 2002                15.31          21.00
          June 30, 2002                 11.09          18.60
          September 30, 2002             6.35          15.25
          December 31, 2002              7.81          11.76

         These quotations may reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

(b)  Approximate Number of Security Holders

     As of March 27, 2003, there were 624 holders of record of the Company's
common stock.   The Company estimates that there are approximately 9,800
beneficial holders of the Company's common stock.

(c)  Dividends

     The Company did not pay dividends on its common stock in 2002 and does not expect to pay any cash dividends in the foreseeable future. There are no restrictions on the payment of dividends.

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

                                               Year ended December 31,
                               2002        2001     2000         1999     1998
Statement of Operations Data:
 Fee income                  $217,519   $142,002 $ 333,652 $ 128,096  $ 108,735
 Operating expenses (1)     2,631,139  3,155,305 3,375,638 2,008,611  1,750,674
 Research and development(1)1,859,030  2,223,425 2,270,584 1,567,758  1,527,953
 Non-recurring non-cash
  compensation expense (2)       --         --  3,133,748    671,052         --
                          4,490,169  5,378,730  8,779,970  4,247,421  3,278,627
 Operating loss          (4,272,650)(5,236,728)(8,446,318)(4,119,325)(3,169,892)
 Net investment income(3)   321,534    696,058    878,518    386,303    460,572
 Other income                    --         --         --         --     91,379

 Net loss                (3,951,116)(4,540,670)(7,567,800)(3,733,022)(2,617,941)
 Basic and diluted net
  loss per common share        (.33)      (.38)      (.63)      (.34)      (.24)
 Dividends per share             --         --         --         --          --

                                              As of December 31,
                            2002        2001        2000       1999      1998
Balance Sheet Data:
Total current assets    $5,293,629 $8,272,677 $15,358,819 $9,695,137 $6,728,453
Total assets             6,267,051  9,324,902  15,729,127 10,037,063  7,021,291
Long-term debt, including
    accrued interest            --         --          --         --         --
Total shareholders'equity5,974,466  9,049,920  14,737,917  9,507,736  6,740,489


(1) Research and development expenses for 1999 include $289,177 paid by the Company for 74 patents and patent applications acquired from Glaverbel, SA. During 2002, the Company reclassified costs associated with patents and patent applications from research and development expenses to operating expenses.
     The amount of patent costs reclassified from research and development expense to operating expense for the years ended
     December 31, 2001, 2000, 1999 and 1998 was approximately
     $411,000, $348,000, $404,000 and $119,000, respectively.

(2) During 1999, the Company granted 237,800 contingent performance options to employees, which vested only if a certain performance milestone in the price of the Company's common stock was achieved during 2000. The charges recorded as a result of the issuance of these performance options were calculated based upon changes in the Company's stock price as of the end of each quarter until the vesting date, and are non-cash compensation charges.

(3)  Net investment income for 2002, 2001, 2000, 1999, and 1998 includes $64,608, $0, $0, $95,001, and $50,968, respectively, of interest income received from officers of the Company upon payment of notes receivable.

     ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Accounting Policies

     The following accounting policies are important to understanding our financial condition and results of operations and should be read as an integral part of the discussion and analysis of the results of our operations and financial position. For additional accounting policies, see note 2 to our consolidated financial statements, "Summary of Significant Accounting
Policies."

  We have entered into a number of license agreements covering potential products using the Company's SPD technology.
Under these agreements, we generally recognize income from royalties when earned in accordance with the terms of the agreements.

  The Company expenses costs relating to the development or acquisition of patents due to the uncertainty of the recoverability of these items.

  All of our research and development costs are charged to operations as incurred. Our research and development expenses consist of costs incurred for internal and external research and development. These costs include direct and indirect overhead expenses.

  On occasion, the Company may issue to consultants either
options or warrants to purchase shares of common stock of the Company at specified share prices. These options or warrants may vest based upon specific services being performed or performance
criteria being met.    In accordance with Emerging Issues Task
Force Issue 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," the Company would be required to record consulting expenses based upon the fair value of such options or warrants on the date that such options or warrants vest as determined using a Black-Scholes option pricing model.
Depending upon the difference between the exercise price and the market price of the Company's common stock on the date that such options or warrants vest, the amount of non-cash expenses that could be recorded as a result of the vesting of such options or warrants can be material.

  The Company applies the cost method of accounting for its minority equity interest in SPD Inc., a subsidiary of Hankuk Glass Industries, Inc. Because no public market exists for the common stock of SPD Inc., the Company reviews the operating performance, financing and forecasts for such entity in assessing the net realizable value of this investment. As a result, any significant change in the above could lead to an impairment charge in future periods.

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

Results of Operations

Year ended December 31, 2002 Compared to the Year ended December 31, 2001

  The Company's fee income from licensing activities for 2002 was $217,519, as compared to $142,002 for 2001. This increase in fee income was primarily the result of new license agreements entered into in 2002 and minimum annual royalties paid by end-product licensees. In addition, the Company recorded a small amount of royalty income related to sales of licensed products by its licensees in the fourth quarter of 2002 which exceeded their minimum annual royalty payments. Certain license fees, which are paid to the Company in advance of the accounting period in which they are earned resulting in the recognition of deferred revenue for the current accounting period, will be recognized as fee income in future periods. Also, licensees may offset some or all of their royalty payments on sales of licensed products for a given period by applying these advance payments towards such earned royalty payments.

  Operating expenses decreased by $524,166 for 2002 to $2,631,139 from $3,155,305 for 2001. This decrease was primarily the result of lower payroll, patent, insurance, office, public relations, and directors expenses, offset somewhat by increased legal, consulting and marketing expenses.

  Research and development expenditures decreased by $364,395 to $1,859,030 for 2002 from $2,223,425 for 2001. This decrease was primarily the result of lower payroll expenses and materials costs.

  Operating expenses and research and development expenses listed above included amounts paid under a performance bonus plan of $496,790 and $288,710, respectively, during 2001. No amounts were accrued under a similar bonus plan with respect to 2002.

  The Company's net gain from its investing activities for 2002 was $256,926 as compared to a net gain from its investing activities of $696,058 for 2001. This difference was primarily due to a lower level of average investment balances in 2002 compared to 2001, lower prevailing interest rates, and a decline in the market value of an equity security. In addition, during 2002 the Company recorded $64,608 of interest income on notes receivable from its officers which were repaid in the fourth quarter.

  As a consequence of the factors discussed above, the Company's net loss was $3,951,116 ($0.33 per share) for 2002 as compared to $4,540,670 ($0.38 per share) for 2001.

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

  Operating expenses decreased by $220,333 for 2001 to $3,155,305 from $3,375,638 for 2000. This decrease was primarily the result of a lower non-cash accounting charge of $43,596 which was recorded by the Company during 2001 compared to a non-cash accounting charge of $598,758 which was recorded by the Company during 2000, relating to the vesting of warrants based upon performance criteria being achieved or services performed, which expense was based upon the fair value of such warrants on the date the warrants vested as determined using a Black-Scholes option pricing model. Partially offsetting this decrease were increases with respect to payroll, marketing, public relations, patent and insurance expenses.

  Research and development expenditures decreased modestly in 2001 to $2,223,425 from $2,270,584 for 2000. This decrease was primarily the result of lower costs of materials and lower consulting expenses, offset partially by higher payroll and insurance expenses.

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

  The Company's net gain from its investing activities for 2001 was $696,058, as compared to a net gain from its investing activities of $878,518 for 2000. This difference was primarily due to a lower level of average investment balances in 2001 compared to 2000, and lower prevailing interest rates.

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

Financial Condition, Liquidity and Capital Resources

  During 2002, the Company's cash and cash equivalent balance increased by $4,264,361, principally as a result of proceeds received from sale of $6,991,771 of available-for-sale securities, and $3,175,362 of proceeds received, net of expenses, from the issuance of common stock upon the exercise of options and warrants, and the repayment by two executive officers in cash of $217,569 in principal and interest on loans previously made to such officers, offset by cash used to fund the Company's operating activities of $3,730,366, and the repurchase and subsequent retirement of $2,354,608 worth of the Company's common stock in the open market. At December 31, 2002, the Company had working capital of $5,001,044 and its shareholders' equity was $5,974,466.

  The Company occupies premises under an operating lease agreement which expires on January 31, 2004 and requires minimum annual rent which rises over the term of the lease to approximately $143,500.

  On October 1, 1998, the Company announced that Ailouros
Ltd., a London-based institutional money management fund, has committed to purchase up to $15 million worth of common stock of the Company through December 31, 2001. This commitment is in the form of a Class A Warrant issued to Ailouros Ltd. which gives the Company the option in any three-month period to deliver a put notice to Ailouros requiring them to purchase an amount of common stock specified by the Company at a price equal to the greater of (A) 92% of the seven-day average trading price per share of common stock, or (B) a minimum or "floor" price per share set by the Company from time to time. The pricing was initially subject to an overall cap of $15 per share, which cap has now been eliminated by mutual agreement so that the Company may put stock to Ailouros at selling prices in excess of $15 per share. However, the Company is not required to sell any shares under the agreement. Before the beginning of each of a series of three-month periods specified by the Company, the Company determines the amount of common stock that the Company wishes to issue during such three-month period. The Company also sets the minimum selling or "floor" price, which can be reset by the Company in its sole discretion prior to the beginning of any subsequent three-month period. Therefore, at the beginning of each three-month period, the Company will determine how much common stock, if any, is to be sold (the amount of which can range from $0 to $1.5 million during such three-month period), and the minimum selling price per share. In March 2000, Ailouros agreed to expand its commitment beyond the original $15 million, thereby giving the Company the right to raise additional funds from Ailouros so long as the Company does not have to issue more shares than were originally registered with the Securities and Exchange Commission, and in December 2001 the expiration date of the Class A Warrant was extended to December 31, 2003. As of March 27, 2003, 456,717 shares remained registered for future issuance under the Class A Warrant.

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

  In December 2000, the Company's Board of Directors approved a performance bonus plan which provides for a bonus to be paid on or after July 2, 2001 and on or after January 2, 2002 equal to 1% of the increase, if any, in the Company's market value during the first and second halves of 2001. Bonuses were capped at a recipient's salary in the case of employees of the Company, and were capped at $60,000 in the case of non-employee directors and certain employees of the Company. The Company's Board of Directors approved a similar bonus plan for 2002 but with higher thresholds to be met before a bonus is payable under such plan. In addition to the payment caps described above, under the 2002 bonus plan, in order to insure that bonuses are not paid based upon temporary fluctuations in the market value of the Company, bonuses under the 2002 bonus plan would only be paid to the various participants under this plan if and when the market value of the Company exceeds $280,489,009 (and in the case of any bonus paid to Robert L. Saxe, if and when the market value of the Company exceeds $304,207,362). No bonuses were paid in 2002 in connection with these plans, and on November 6, 2002, the Company's Board of Directors voted to terminate this bonus plan with respect to 2003 and replace it with a general bonus plan under which bonuses are awarded to employees of the Company for outstanding achievement including technical accomplishments, sales and revenue growth, and other performance milestones. All employees of the Company are eligible to receive bonuses under this plan and the bonuses shall not exceed $300,000 in the aggregate for 2003.

     The Company expects to use its cash and the proceeds from maturities of its investments to fund its research and development
of SPD light valves and for other working capital purposes.   The
Company's working capital and capital requirements depend upon numerous factors, including the results of research and development activities, competitive and technological developments, the timing and cost of patent filings, the development of new licensees and changes in the Company's relationships with its existing licensees. The degree of dependence of the Company's working capital requirements on each of the foregoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements; the addition of new licensees may provide additional working capital or working capital requirements, and changes in relationships with existing licensees would have a favorable or negative impact depending upon the nature of such changes.
Based upon existing levels of expenditures, assumed ten percent annual increases therein, existing cash reserves and budgeted revenues, the Company believes that it would not require additional funding for the next 15 months (without giving effect to any new financing raised). There can be no assurance that expenditures will not exceed the anticipated amounts or that additional financing, if required, will be available when needed or, if available, that its terms will be favorable or acceptable to the Company. Eventual success of the Company and generation of positive cash flow will be dependent upon the commercialization of products using the Company's technology by the Company's licensees and payments of continuing royalties on account thereof.

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

Related Party Transactions

     Statement of Financial Accounting Standards No. 57,
"Related Party Disclosures" requires the Company to identify and describe material transactions involving related persons or entities and to disclose information necessary to understand the effects of such transactions on our consolidated financial statements. The Company loaned two officers an aggregate of $152,961. Each of the aforementioned loans were made in April 1997 or prior thereto; were due in January 2003; relate to the purchase of common stock of the Company; were collateralized by the pledge of shares of common stock of the Company; could be prepaid in part or in full without notice or penalty; were represented by a promissory note which bears interest at a rate per annum equal to the broker call rate in effect on the first day of each calendar quarter; and permited repayment of the loan by delivery of securities of the Company having a fair market value equal to the balance of the loan outstanding. On November 8, 2002, one of these officers, Joseph M. Harary, paid the Company $192,171 in cash in payment in full of all principal and accrued interest on the loans made by the Company to Mr. Harary. On December 16, 2002, the other officer, Robert L. Saxe, paid the Company $25,398 in cash in payment in full of all principal and accrued interest on the loans made by the Company to Mr. Saxe.

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

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
RISK

     The Company invests available cash and cash equivalents in money market funds or in short-term U.S. treasury securities with maturities that are generally two years or less. Although the rate of interest paid on such investments may fluctuate over time, each of the Company's investments, other than in money market funds whose interest yield varies, is made at a fixed interest rate over the duration of the investment. Accordingly, the Company does not believe it is materially exposed to changes in interest rates as it generally holds these treasury securities until maturity.

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

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                 PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Commission on or before April 30, 2003, in connection with the Company's Annual Meeting of Stockholders scheduled to be held on June 12, 2003.

ITEM 11.       EXECUTIVE COMPENSATION

     The information required by this Item 11 is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Commission on or before April 30, 2003, in connection with the Company's Annual Meeting of Stockholders scheduled to be held on June 12, 2003. Notwithstanding anything to the contrary set forth herein or in any of the Company's past or future filings with the Securities and Exchange Commission that might incorporate by reference the Company's definitive Proxy Statement, in whole or in part, the report of the compensation committee and the stock price performance graph contained in such definitive Proxy Statement shall not be incorporated by reference into this Annual Report on Form 10-K or in any other such filings.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The information required by this Item 12 is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Commission on or before April 30, 2003, in connection with the Company's Annual Meeting of Stockholders scheduled to be held on June 12, 2003.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Commission on or before April 30, 2003, in connection with the Company's Annual Meeting of Stockholders scheduled to be held on June 12, 2003.

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
8-K

     (a)(1) and (2)  Financial Statements and Financial Statement Schedules

     The following consolidated financial statements of Research Frontiers Incorporated, the related notes thereto, together with the report thereon of KPMG LLP are filed under
Item 8 of this Report.

Independent Auditors' Report . . . . . . . . . . . . . . . . . . . .      F-1

Consolidated Financial Statements:

    Consolidated Balance Sheets,
         December 31, 2002 and 2001. . . . . . . . . . . . . . . . .      F-2

    Consolidated Statements of Operations,
         Years ended December 31, 2002, 2001 and 2000                     F-3

    Consolidated Statements of Shareholders' Equity,
         Years ended December 31, 2002, 2001 and 2000                     F-4

    Consolidated Statements of Cash Flows,
         Years ended December 31, 2002, 2001 and 2000                     F-5

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

 4.2.1 Rights Agreement dated as of February 16, 1993 between Research Frontiers Incorporated and Continental Stock Transfer & Trust Company, as Rights Agent, which includes as Exhibit A thereto the Form of Rights Certificate. Previously filed as an Exhibit to the Company's Registration Statement on Form 8-A dated February 16, 1993, and incorporated herein by reference.

 4.2.2 Rights Agreement dated as of February 18, 2003 between Research Frontiers Incorporated and Continental Stock Transfer & Trust Company, as Rights Agent, which includes as Exhibit A thereto the Form of Rights Certificate. Previously filed as an Exhibit to the Company's Registration Statement on Form 8-A dated February 24, 2003, and incorporated herein by reference.

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

 10.5.3 Third Amendment to Lease dated July 14, 1998 between the Company and Industrial and Research Associates Co. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference.

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

 10.17 License Agreement effective as of February 16,2001 between the Company and AP Technoglass Co.
        Previously filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December
        31, 2001 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

 10.18 License Agreement effective as of March 21, 2001 between the Company and InspecTech Aero Service, Inc. Previously filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December
        31, 2001 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

 10.19 License Agreement effective as of March 28, 2001 between the Company and Film Technologies
        International, Inc. Previously filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

 10.20 License Agreement effective as of November 29, 2001 between the Company and Avery Dennison Corporation. Previously filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December
        31, 2001 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

 10.21 License Agreement effective as of February 4, 2002 between the Company and BOS GmbH & Co. KG.
        Previously filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December
        31, 2001 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

 10.22 License Agreement effective as of March 11, 2002 between the Company and Isoclima S.p.A. Previously filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.23 License Agreement effective as of July 2, 2002 between the Company and Isoclima S.p.A. Filed herewith with portions of this document omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.24 License Agreement effective as of August 19, 2002 between the Company and Razor's Edge Technologies, Inc. Filed herewith with portions of this document omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.25 License Agreement effective as of October 7, 2002 between the Company and American Glass Products
        (Glass Technology Investment Ltd.). Filed herewith with portions of this document omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.26 License Agreement effective as of October 7, 2002 between the Company and SPD Systems, Inc. Filed herewith with portions of this document omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange
        Commission, and incorporated herein by reference.

10.27 License Agreement effective as of October 24, 2002 between the Company and Cricursa Cristales Curvados S.A. Filed herewith with portions of this document omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.28 License Agreement effective as of December 9, 2002 between the Company and BRG Group, Ltd. Filed herewith with portions of this document omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange
        Commission, and incorporated herein by reference.

10.29 License Agreement effective as of December 13, 2002 between the Company and Laminated Technologies Inc.
        Filed herewith with portions of this document omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

21      Subsidiaries of the Registrant - SPD Enterprises, Inc.

23      Consent of KPMG LLP - Filed herewith.

*    Executive Compensation Plan or Arrangement.

     (b)  Reports on Form 8-K:

     A Current Report on Form 8-K was filed by the Registrant on February 24, 2003 regarding the adoption of the Company's
Current Stockholder Rights Plan.

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

     Dated:  March 27, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                     Position            Date

/s/Robert M. Budin            Director           March 27, 2003
   Robert M. Budin

/s/Joseph M. Harary           Director           March 27, 2003
   Joseph M. Harary

/s/Victor F. Keen             Director           March 27, 2003
   Victor F. Keen

/s/Albert P. Malvino          Director           March 27, 2003
   Albert P. Malvino

/s/Robert L. Saxe             Director, Chairman March 27, 2003
   Robert L. Saxe             and Treasurer



                   CERTIFICATION

I, Robert L. Saxe, the Chief Executive Officer and Chief
Accounting Officer of Research Frontiers Incorporated ("RFI") certify that;

1. I have reviewed this Annual Report on Form 10-K of RFI for the fiscal year ended December 31, 2002 (the "Report"),


2.Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;


3. Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of RFI as of, and for, the periods presented in this Report;


4.I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-
14 and 15d-14) for RFI and I have:

a) designed such disclosure controls and procedures to ensure that material information relating to RFI, including its consolidated subsidiary, is made known to me by others within those entities, particularly during the period in which this Report is being prepared;


b) evaluated the effectiveness of RFI's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Report (the "Evaluation Date"); and


c) presented in this Report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;


5. I have disclosed, based on our most recent evaluation, to RFI's auditors and audit committee of RFI's Board of Directors:


a) all significant deficiencies in the design or operation of internal controls which could adversely affect RFI's ability to record, process, summarize and report financial data and have identified for RFI's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in RFI's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated: March 27, 2003

/s/ Robert L. Saxe
    Robert L. Saxe
    Chairman and Chief Executive Officer,
    Treasurer and Principal Accounting Officer

EXHIBIT 99.1
                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                     AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Annual Report of Research Frontiers Incorporated (the "Company") on Form 10-K for the fiscal year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert
L. Saxe, Chairman of the Board and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.   The Report fully complies with the  requirements of Section
     13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Robert L. Saxe
    Robert L. Saxe
    Chairman of the Board and Chief Executive Officer
    March 27, 2003


                       Independent Auditors' Report



The Shareholders and Board of Directors
Research Frontiers Incorporated:


We have audited the accompanying consolidated balance sheets of Research Frontiers Incorporated and subsidiary as of December 31,
2002 and 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Research Frontiers Incorporated and subsidiary at December 31,
2002 and 2001 and the results of their operations and their cash flows for each of the years in the three-year period ended
December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.


                              /s/ KPMG LLP


Melville, New York
February 21, 2003

                     RESEARCH FRONTIERS INCORPORATED

                       Consolidated Balance Sheets

                        December 31, 2002 and 2001

                         Assets                                2002        2001
Current assets:
 Cash and cash equivalents                          $     5,117,571    853,210
 Marketable investment securities-available for sale         11,250  7,083,606
 Receivable from warrant exercise pending settlement             --    164,311
 Royalty receivables                                        138,147     37,500
 Prepaid expenses and other current assets                   26,661    134,050
              Total current assets                        5,293,629  8,272,677

Investment in SPD Inc., at cost                             750,002    750,002
Fixed assets, net                                           200,815    279,618
Deposits and other assets                                    22,605     22,605
              Total assets                          $     6,267,051  9,324,902

          Liabilities and Shareholders' Equity

Current liabilities:
 Accounts payable                                   $        88,609     79,197
 Deferred revenue                                            12,000     37,500
 Accrued expenses and other                                 191,976    158,285
              Total liabilities                             292,585    274,982

Shareholders' equity:
 Common stock, par value $0.0001 per share; authorized
  100,000,000 shares, issued and outstanding 12,215,879
  and 12,108,195 shares for 2002 and 2001                     1,222       1,211
 Additional paid-in capital                              52,124,811  51,359,036
 Accumulated other comprehensive income (loss)               (1,250)     41,835
 Accumulated deficit                                    (46,150,317)(42,199,201)
                                                          5,974,466   9,202,881

 Notes receivable from officers                                  --    (152,961)

              Total shareholders' equity                  5,974,466   9,049,920

Commitments and contingency

              Total liabilities and shareholders' equity $6,267,051   9,324,902

See accompanying notes to consolidated financial statements.






                     RESEARCH FRONTIERS INCORPORATED

                  Consolidated Statements of Operations

               Years ended December 31, 2002, 2001 and 2000



                                         2002        2001           2000

Fee income                      $     217,519     142,002        333,652

Operating expenses                  2,631,139   3,155,305      3,375,638
Research and development            1,859,030   2,223,425      2,270,584
Non-recurring non-cash
compensation expense                       --          --      3,133,748
                                    4,490,169   5,378,730      8,779,970

       Operating loss              (4,272,650) (5,236,728)    (8,446,318)

Net investment income                 256,926     696,058        878,518

Interest income on notes
receivable from officers               64,608          --             --

        Net loss               $   (3,951,116) (4,540,670)    (7,567,800)

Basic and diluted net loss
per common share               $        (0.33)      (0.38)         (0.63)

Weighted average number of
common shares outstanding          12,152,506  12,085,609     12,096,108

  See accompanying notes to consolidated financial statements.


                                RESEARCH FRONTIERS INCORPORATED
                               Statements of Shareholders' Equity
                        Years ended December 31, 2002, 2001 and 2000

                                                                                    Accumulated
                            Common Stock      Additional  Accumulated    Treasury   Other Compre-
Notes
                         Shares     Amount  Paid in Capital Deficit   Stock,at Cost hensive Income(Loss)
Receivable  Total


Balance,December 31,1999 11,523,900 $1,152 39,750,276 (30,090,731)      --    --     (152,961)
9,507,736
Issuance of common stock    758,945     76 12,172,093          --       --    --           -- 12,172,169
Purchase of treasury stock       --     --         --          --(3,314,169)  --           -- (3,314,169)
Retirementof treasury stock(182,600)   (18)(3,314,151)         -- 3,314,169   --           --         --
Issuance of performance options  --     --  3,133,748          --        --   --           --  3,133,748
Comprehensive loss:
 Net loss                        --     --         --  (7,567,800)       --   --           -- (7,567,800)
Unrealized loss on available-
 for-sale securities             --     --         --          --        --(46,094)        --    (46,094)
   Total Comprehensive Loss                                                                   (7,613,894)
Issuance of warrants
 for services performed       3,438     --    852,327          --        --   --           --    852,327
Balance,December 31,2000 12,103,683 $1,210 52,594,293 (37,658,531)       --(46,094)
(152,961)14,737,917
Issuance of common stock    407,175     41  6,778,991          --       --    --           --  6,779,032
Purchase of treasury stock       --     --         --          --(8,144,693)  --           -- (8,144,693)
Retirementof treasury stock(407,065)   (40)(8,144,653)         -- 8,144,693   --           --         --
Comprehensive loss:
 Net loss                        --     --         --  (4,540,670)       --   --           -- (4,540,670)
Unrealized gain on available-
 for-sale securities             --     --         --          --        -- 87,929         --     87,929
   Total Comprehensive Loss                                                                   (4,452,741)
Issuance of warrants
 for services performed       4,402     --    130,405          --        --   --           --    130,405
Balance,December 31,2001 12,108,195  1,211 51,359,036 (42,199,201)      -- 41,835    (152,961)
9,049,920
Issuance of common stock    297,875     30  3,011,021          --       --    --           --  3,011,051
Purchase of treasury stock       --     --         --          -- (2,354,608)   --         -- (2,354,608)
Retirement of treasury stock(190,441)  (19)(2,354,589)         --  2,354,608    --         --         --
Comprehensive loss:
Net loss                         --     --         --  (3,951,116)      --      --         -- (3,951,116)
Unrealized loss on available-
 for-sale securities             --     --         --          --        -- (43,085)       --    (43,085)
   Total Comprehensive Loss                                                                   (3,994,201)
Loan repayment from officers     --     --         --          --        --    --     152,961    152,961
Issuance of stock, options and warrants
 for services performed         250     --    109,343          --        --    --          --    109,343
Balance,December 31,2002 12,215,879 $1,222 52,124,811 (46,150,317)       --(1,250)         --
5,974,466

See accompanying notes to financial statements.

               RESEARCH FRONTIERS INCORPORATED
               Consolidated Statements of Cash Flows
           Years ended December 31, 2002, 2001 and 2000

                                                   2002        2001        2000
Cash flows from operating activities:
 Net loss                                   $(3,951,116) (4,540,670) (7,567,800)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization                114,170     118,657     109,137
   Expense relating to issuance of stock,options
    and warrants for services performed         109,343     112,817     852,327
   Impairment loss on marketable securities      37,500          --          --
   Expense relating to issuance of
    contingent performance options                   --          --   3,133,748
   Marketable securities received as license fee     --          --     (50,000)
   Cashless exercise of options and warrants         --      17,588          --
   Changes in assets and liabilities:
    Salary advance to officer                        --          --      66,445
    Royalty receivables                        (100,647)    (37,500)         --
    Prepaid expenses and other current assets   107,389     106,939    (223,498)
    Deferred revenue                            (25,500)         (2)     (8,652)
    Accounts payable and accrued expenses        43,103    (716,226)    470,535
       Net cash used in operating activities (3,665,758) (4,938,397) (3,217,758)

Cash flows from investing activities:
 Proceeds from sale and maturity
  of held-to-maturity securities                     --   1,319,572   2,526,363
 Proceeds from sale of
  available-for-sale securities               6,991,771   2,996,409          --
 Purchases of held-to-maturity
  treasury securities                                --          -- (12,588,032)
 Investment in SPD, Inc., at cost                    --    (750,002)         --
 Purchases of fixed assets                      (35,367 )   (50,572)   (137,519)
         Net cash provided by (used in)
         investing activities                 6,956,404   3,515,407 (10,199,188)

Cash flows from financing activities:
 Repayment of principal on officer's loans      152,961          --          --
 Proceeds from issuances of
  common stock and warrants                   3,175,362   6,614,721  12,394,718
 Purchase of treasury stock                  (2,354,608) (8,144,693) (3,314,169)

         Net cash provided by (used in)
         financing activities                   973,715  (1,529,972)  9,080,549

Net increase (decrease) in
cash and cash equivalents                     4,264,361  (2,952,962) (4,336,397)
Cash and cash equivalents at beginning of year  853,210   3,806,172   8,142,569
Cash and cash equivalents at end of year     $5,117,57      853,210   3,806,172

See accompanying notes to consolidated financial statements.

                RESEARCH FRONTIERS INCORPORATED
           Notes to Consolidated Financial Statements
                December 31, 2002, 2001 and 2000

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

During the second quarter of 2001, the Company, through its wholly-owned subsidiary, SPD Enterprises, Inc., invested $750,002 for a minority equity interest in SPD Inc., a subsidiary of Hankuk Glass Industries Inc., Korea's largest glass manufacturer, which is dedicated exclusively to the production of suspended particle device
(SPD) light-control film and a wide variety of end-products using SPD film.

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

(2)     Summary of Significant Accounting Policies

   (a)  Cash and Cash Equivalents

The Company considers securities purchased with original maturities of three months or less to be cash equivalents. Cash equivalents consist of short-term investments in money market accounts at December 31, 2002 and 2001.

   (b)  Marketable Investment Securities

Marketable investment securities at December 31, 2002 consisted of an equity security, and at December 31, 2001 consisted of U.S.
Treasury and an equity security. The Company classifies its securities into available-for-sale which are recorded at fair value with unrealized holding gains and losses excluded from earnings and are reported as a separate component of shareholders' equity until realized. Dividend and interest income are recognized when earned.
Cost is maintained on a specific identification basis for purposes of determining realized gains and losses on sales of investments. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair market value. The impairment is charged to earnings and a new cost basis for this security is established. During the fourth quarter, the Company reduced the carrying amount of its equity security by $37,500 because of a sustained reduction in the market price of the stock.

   (c)  Fixed Assets

Fixed assets are carried at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets.

   (d)  Fee Income

Fee income represents amounts earned by the Company under various license and other agreements (note 10) relating to technology developed by the Company. During fiscal 2002, four licensees of the Company accounted for 23%, 23%, 17% and 11%, respectively of fee income recognized during the year. During fiscal 2001, three licensees of the Company accounted for 35%, 26% and 26%, respectively of fee income recognized during the year. During fiscal 2000, four licensees of the Company accounted for 56%, 15%, 15% and 14%, respectively of fee income recognized during the year.

   (e)  Basic and Diluted Loss Per Common Share

Basic earnings (loss) per share excludes any dilution. It is based upon the weighted average number of common shares outstanding during the period. Dilutive earnings (loss) per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.
The Company's dilutive earnings (loss) per share equals basic earnings (loss) per share for each of the years in the three-year period ended December 31, 2002 because all common stock equivalents
(i.e., options and warrants) were antidilutive in those periods. The number of options and warrants that was not included because their effect is antidilutive was 2,667,701, 2,542,576, and 2,224,201 for 2002, 2001 and 2000, respectively.

   (f)  Research and Development Costs

Research and development costs are charged to expense as incurred.

   (g)  Patent Costs

The Company expenses costs relating to the development or acquisition of patents due to the uncertainty of the recoverability of these items.

   (h)  Use of Estimates

The preparation of the Company's consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during this period. Significant items subject to such estimates and assumptions include the recoverability of patent costs and the valuation of deferred income tax assets. Actual results could differ from those estimates.

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

   (k)  Stock Option Plan

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees," and related interpretations, including FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an
Interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrated the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

                                               2002          2001         2000
Net loss, as reported                  $ (3,951,116)  $(4,540,670) $(7,567,800)

Add:Stock-based employee compensation
    expense included in reported net loss        --            --    3,133,748

Deduct:Total stock-based employee
       compensation determined under fair-
       value based method for all awards$(5,393,206)   (2,011,685)  (3,509,064)

                        Pro forma      $ (9,344,322)  $(6,552,355) $(7,843,116)

Basic and diluted net loss
per common share  As reported          $      (0.33)  $     (0.38) $     (0.63)
                  Pro forma            $      (0.77)  $     (0.54) $     (0.65)

The per share weighted average fair value of warrants issued to directors and stock options granted during 2002, 2001, and 2000 was approximately $7.41, $12.41, and $9.00, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                Expected    Risk-Free     Expected Stock  Expected Life
Grant Date   Dividend Yield Interest Rate   Volatility     in Years
December 2002       0 %       3.268%          78.340%        3.77
September 2002      0 %       3.268%          78.340%        3.77
June 2002           0 %       3.754%          78.280%        3.77
September 2001      0 %       3.787%          90.190%        3.62
June 2001           0 %       4.768%          85.170%        3.62
December 2000       0 %       5.200%          64.659%        3.62
October 2000        0 %       5.760%          65.076%        3.62
June 2000           0 %       6.290%          64.532%        3.62
February 2000       0 %       6.600%          56.400%        3.62

     (l)  Accumulated Other Comprehensive Income (loss)


The change in accumulated other comprehensive income (loss) relating to available-for-sale securities of $43,085 for the year ended December 31, 2002 is comprised of reclassification adjustments for gains realized in net income of $80,585 and an impairment loss in the amount of $37,500 for a decline in value that is other than temporary. The unrealized gains on available-for-sale securities of $87,929 for the year ended December 31, 2001 is comprised of $168,985 of unrealized holding gains arising during the period less reclassification adjustments for gains realized in net income of $81,056 during the period.

    (m)  Revenue Recognition

The Company has entered into a number of license agreements covering potential products. The Company receives minimum annual royalties under certain license agreements and records fee income for the amounts earned by the Company. Certain of the fees are paid to the Company in advance of the period in which they are earned resulting in deferred revenue.

     (n)  Reclassifications

During 2002, the Company has reclassified costs associated with patents and patent applications from research and development expenses to operating expenses. The amount of patent costs for the year ended December 31, 2002 was approximately $372,000. The reclassification was also reflected in the consolidated statement of operations for the years ended December 31, 2001 and 2000 to conform to the current period's presentation. The amount of patent costs reclassified from research and development expense to operating expense for the years ended December 31, 2001 and 2000 was approximately $411,000 and $348,000 respectively.

     (o)  Recently Issued Accounting Standards

In June 2002, the Financial Accounting Standards Board issued
Statement No. 146, Accounting for Costs Associated with Exit or
Disposal Activities ("SFAS No. 146"). SFAS No. 146 will spread out the reporting of expenses relating to restructurings initiated after 2002, because commitment to a plan to exit an activity or dispose of long-lived assets will no longer be enough to record a liability for the anticipated costs. Instead, companies will record exit and disposal costs when they are "incurred" and can be measured at fair value, and they will subsequently adjust the recorded liability for changes in estimated cash flows. The Company is required to adopt the provisions of SFAS No. 146 as of January 1, 2003. The Company does not believe that the adoption of SFAS No. 146 will have any impact on the Company's consolidated financial statements as no restructurings are planned.

In December 2002, the Financial Accounting Standards Board issued Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No.
123 ("SFAS No. 148"). SFAS No. 148 amends Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

     (p)  Impairment of Long-Lived Assets

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

      (q)  Supplemental Cash Flow Information

 The following is supplemental information relating to the Company's consolidated statement of cash flows:

                                                 2002        2001     2000
Non-cash financing activities:
 Receivable from warrant exercise            $     --     164,311       --

(3)     Marketable Investment Securities

The fair value of marketable investment securities is based upon quoted market prices. The amortized cost, gross unrealized holding gains and fair value for the Company's securities at December 31, 2002 and 2001 were as follows:

                             Amortized Cost Gross Unrealized Holding  Fair Value
                                              Gains     (Losses)
At December 31, 2002:

Available-for-sale securities:
 Equity securities                   12,500      --      (1,250)          11,250

At December 31, 2001:

Available-for-sale securities:
U.S. treasury securities         $6,991,771  80,960          --        7,072,731
Equity securities                    50,000      --     (39,125)          10,875

Maturities of all U.S. treasury securities were less than two years at December 31, 2001.

(4)  Notes Receivable from Officers

During the fourth quarter of 2002, executive officers Joseph M.
Harary and Robert L. Saxe repaid loans made previously by the Company in the principal amount of $152,961, plus all accrued interest through the date of payment. These loans were repaid in cash by these individuals. In connection with the aforementioned loan repayments, the Company recorded $64,608 in interest income in 2002. It is the Company's policy to record interest income on these notes when repaid.

(5)  Fixed Assets

Fixed assets and their estimated useful lives, are as follows:

                                      2002       2001      Estimated useful life

Equipment and furniture        $ 1,084,708  1,057,126     5 years
Leasehold improvements             277,145    269,360     Life of lease or esti-
                                 1,361,853  1,326,486     mated life if shorter
Less accumulated depreciation
       and amortization          1,161,038  1,046,868
                               $   200,815    279,618

(6)   Accrued Expenses and Other

Accrued expenses consist of the following at December 31, 2002 and 2001:



                                               2002             2001
Payroll, bonuses and related benefits      $ 85,974           91,942
Professional services                        91,846           34,285
Other                                        14,156           32.058
                                           $191,976          158,285

(7)     Income Taxes

There was no income tax expense in 2002, 2001 and 2000 due to losses incurred by the Company.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2002 and 2001 are presented below.

                                                   2002           2001
Deferred tax assets:
 Net operating loss carryforwards           $14,334,000     12,922,000
 Research and other credits                     873,000        860,000
        Total gross deferred tax assets      15,207,000     13,782,000
 Less valuation allowance                    15,207,000     13,782,000
                                                     --             --

The Company has recorded a valuation allowance against the deferred tax assets as they will not be realized unless the Company achieves profitable operations in the future.

At December 31, 2002, the Company had a net operating loss carryforward for federal income tax purposes of approximately $35,836,000, varying amounts of which will expire in each year from 2003 through 2022. Research and other credit carryforwards of $873,000 are available to the Company to reduce income taxes payable in future years principally through 2022. Net operating loss carryforwards of $758,695 and research and other credit carryforwards of $0 are scheduled to expire during fiscal 2003, if not utilized.

(8)     Shareholders' Equity

   (a)  Sale of Common Stock and Warrants

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

During 2002, the Company received $3,175,362 of net cash proceeds from (i) the issuance of 33,875 shares of common stock issued upon the exercise of options resulting in net proceeds of $243,767; (ii) 253,500 shares of common stock issued upon the exercise of warrants, principally related to the Class A Warrant, resulting in net proceeds of $2,728,084; and (iii) $164,311 of cash received in early January for the settlement of a warrant exercised in late December 2001. In addition, 2,816 shares with a value of $39,200 were delivered to the Company and immediately retired in payment of the exercise price of options to purchase 10,500 shares, and 250 shares of common stock were issued in connection with the acquisition by the Company of the domain name "SmartGlass.com" resulting in non-cash marketing expenses of $1,518.

   (b)  Options and Warrants

   (i)  Options

In 1992, the shareholders approved a stock option plan (1992 Stock Option Plan) which provides for the granting of both incentive stock options at the fair market value at the date of grant and nonqualified stock options at or below the fair market value at the date of grant to employees or non-employees who, in the determination of the Board of Directors, have made or may make significant contributions to the Company in the future. The Company initially reserved 468,750 shares of its common stock for issuance under this plan. In 1994 and 1996, the Company's shareholders approved an additional 300,000 shares and 450,000 shares, respectively, for issuance under this plan. As of December 31, 2001, no options were available for issuance under this Plan and this Plan expired during 2002.

In 1998, the shareholders approved a stock option plan (1998 Stock Option Plan) which provides for the granting of both incentive stock options at the fair market value at the date of grant and nonqualified stock options at or below the fair market value at the date of grant to employees or non-employees who, in the determination of the Board of Directors, have made or may make significant contributions to the Company in the future. The Company may also award stock appreciation rights or restricted stock under this plan. The Company initially reserved 540,000 shares of its common stock for issuance under this plan. In 1999, the Company's shareholders approved an additional 545,000 shares for issuance under this Plan, and in 2000, the Company's shareholders approved an additional 600,000 shares for issuance under this Plan. As of December 31, 2002, awards for 28,322 shares of common stock were available for issuance under this Plan.

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

Activity in stock options is summarized below:

                              Number of Shares       Weighted Average
                              Subject to Option      Exercise Price

Balance at December 31, 1999       1,718,663            $  7.98
  Granted                            332,500             $19.80
  Cancelled                           (6,700)            $14.85
  Exercised                          (95,962)           $  7.36

Balance at December 31, 2000       1,948,501             $10.00
  Granted                            416,550             $20.20
  Cancelled                               --                 --
  Exercised                          (48,175)            $ 8.00

Balance at December 31, 2001       2,316,876             $11.88
  Granted                            168,000             $12.76
  Cancelled                               --                 --
  Exercised                          (44,375)            $ 6.38

Balance at December 31, 2002       2,440,501             $12.04

The following table summarizes information about stock options at December 31, 2002:

                               Weighted
                               Average      Weighted             Weighted
                               Remaining    Average              Average
Range of         Options       Contractual  Exercise Share       Exercise
Exercise Price   Outstanding   Life (Years) Price    Exercisable Price
$3.00 to $6.00    109,802         3.92      $ 5.97      109,802  $  5.97
$6.01 to $7.50    671,326         4.88      $ 7.29      671,326  $  7.29
$7.51 to $9.00    552,501         5.72      $ 8.35      552,501  $  8.35
$9.01 to $12.00   317,025         5.81      $ 9.87      298,025  $  9.80
$12.01 to $15.00  338,547         7.64      $13.52      171,797  $ 14.24
$15.01 to $19.00  113,000         7.92      $18.99      106,000  $ 19.00
$19.01 to $37.03  338,300         8.21      $27.70      308,300  $ 26.79
                2,440,501         6.13      $12.04    2,217,751  $ 11.63

Options to purchase 186,750 shares become exercisable during 2003.

During 2002, the Company issued options to its five Advisory Board members to purchase a total of 5,000 shares of common stock at an exercise price of $12.775 per share. The Company recorded $37,050 of non-cash expense based on the fair value of these options determined using a Black-Scholes option pricing model. In addition, the Company issued options to purchase 1,250 shares of common stock in connection with the acquisition by the Company of the domain name "SmartGlass.com,"and for web design services, resulting in non-cash marketing expense of $6,775.

During 2000, the Company granted 14,000 options to consultants which vested immediately. The Company recorded consulting expenses of $246,961 based upon the fair value of such options on the date the options vested as determined using a Black-Scholes option pricing model.

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

  (ii)    Warrants

Activity in warrants is summarized below, excluding the effect of the warrants discussed in Note 8(d)):

                                  Number of Shares                 Exercise
                              Underlying Warrants Granted           Price


Balance at December 31, 1999             276,700               $  5.88-21.00
  Exercised                               (1,000)                 9.00-10.00
  Terminated                                  --                          --
  Issued                                      --                          --

Balance at December 31, 2000             275,700               $  5.88-21.00
  Exercised                              (30,000)                 7.99-11.00
  Terminated                             (20,000)                16.00-21.00
  Issued                                      --                          --

Balance at December 31, 2001             225,700               $  5.88-13.50
  Exercised                               (8,500)                 7.99- 8.98
  Terminated                                  --                          --
  Issued                                  10,000                       12.19
Balance at December 31, 2002             227,200                  5.88-13.50

Warrants generally expire from two to ten years from the date of issuance. At December 31, 2002 the number of warrants exercisable was 222,200 at a weighted average exercise price of $8.31 per share.

During 2002, the Company issued warrants to SPD Inc. to purchase 10,000 shares of common stock at an exercise price of $12.19 per share as an award for being the first licensee of the Company to produce and sell commercial quantities of SPD film. The Company recorded $64,000 of non-cash expense in connection with the issuance of these warrants.

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

  (c)  Treasury Stock

During 2002, the Company purchased in the open market and subsequently retired 187,625 shares of treasury stock with an aggregate cost of $2,315,408. In addition, 2,816 shares with a value of $39,200 was delivered to the Company and immediately retired in payment of the exercise price of options to purchase 10,500 shares. During 2001, the Company purchased in the open market and subsequently retired 407,065 shares of treasury stock with an aggregate cost of $8,144,693. During 2000, the Company purchased in the open market and subsequently retired 182,600 shares of treasury stock with an aggregate cost of $3,314,169.

  (d)  Class A and Class B Warrants

On October 1, 1998, the Company announced that Ailouros Ltd., a London-based institutional money management fund, has committed to purchase up to $15 million worth of common stock of the Company through December 31, 2001. This commitment is in the form of a Class A Warrant issued to Ailouros Ltd. which gives the Company the option in any three-month period to deliver a put notice to Ailouros requiring them to purchase an amount of common stock specified by the Company at a price equal to the greater of (A) 92% of the seven-day average trading price per share of common stock, or (B) a minimum or "floor" price per share set by the Company from time to time. The pricing was initially subject to an overall cap of $15 per share, which cap has now been eliminated by mutual agreement so that the Company may put stock to Ailouros at selling prices in excess of $15 per share. However, the Company is not required to sell any shares under the agreement. Before the beginning of each of a series of three-month periods specified by the Company, the Company determines the amount of common stock that the Company wishes to issue during such three-month period. The Company also sets the minimum selling or "floor" price, which can be reset by the Company in its sole discretion prior to the beginning of any subsequent three-month period. Therefore, at the beginning of each three-month period, the Company will determine how much common stock, if any, is to be sold (the amount of which can range from $0 to $1.5 million during such three-month period), and the minimum selling price per share. In March 2000, Ailouros agreed to expand its commitment beyond the original $15 million, thereby giving the Company the right to raise additional funds from Ailouros so long as the Company does not have to issue more shares than were originally registered with the Securities and Exchange Commission, and in December 2001 the expiration date of the Class A Warrant was extended to December 31, 2003. As of
March 27, 2003, 456,717 shares remained registered for future issuance under the Class A Warrant.

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

(9)  License and Other Agreements

The Company has entered into a number of license agreements covering various products using the Company's SPD technology.
Licensees of Research Frontiers who incorporate SPD technology into end products will pay Research Frontiers an earned royalty of 5-10% of net sales of licensed products under license agreements currently in effect, and may also be required to pay Research Frontiers minimum annual royalties. To the extent that products have been sold resulting in earned royalties under these license agreements in excess of these minimum advance royalty payments, the Company has recorded additional royalty income. Licensees who sell products or components to other licensees of Research Frontiers do not pay a royalty on such sale and Research Frontiers will collect such royalty from the licensee incorporating such products or components into their own end-products. Research Frontiers' license agreements typically allow the licensee to terminate the license after some period of time, and give Research Frontiers only limited rights to terminate before the license expires. Most licenses are non-exclusive and generally last as long as our patents remain in effect.

    (10)   Commitments

The Company has an employment agreement with one of its officers which provides for an annual base salary of $420,000 through December 31, 2003.

In December 2000, the Company's Board of Directors approved a performance bonus plan which provides for a bonus to be paid on or after July 2, 2001 and on or after January 2, 2002 equal to 1% of the increase, if any, in the Company's market value during the first and second halves of 2001. Bonuses were capped at a recipient's salary in the case of employees of the Company, and were capped at $60,000 in the case of non-employee directors and certain employees of the Company. The Company's Board of Directors approved a similar bonus plan for 2002 but with higher thresholds to be met before a bonus is payable under such plan. In addition to the payment caps described above, under the 2002 plan, in order to insure that bonuses are not paid based upon temporary fluctuations in the market value of the Company, bonuses under this plan will only be paid to the various participants under this plan if and when the market value of the Company exceeds $280,489,009 (and in the case of any bonus paid to the Company's Chief Executive Officer, if and when the market value of the Company exceeds $304,207,362). The Company recorded $0 and $785,500 of expenses in connection with these plans for the years ended December 31, 2002 and 2001, respectively. On November 6,
2002, the Company's Board of Directors voted to terminate this bonus plan with respect to 2003 and replace it with a general bonus plan under which bonuses are awarded to employees of the Company for outstanding achievement including technical accomplishments, sales and revenue growth, and other performance milestones. All employees of the Company are eligible to receive bonuses under this plan and the bonuses shall not exceed $300,000 in the aggregate for 2003.

The Company occupies premises under an operating lease agreement which expires on January 31, 2004 and requires minimum annual rent which rises over the term of the lease to approximately $143,500. Rent expense, including other expenses, amounted to approximately
$148,000, $152,000, and $142,000, for 2002, 2001, and 2000, respectively.

(11)   Rights Plan

In February 2003, the Company's Board of Directors adopted a Stockholders' Rights Plan and declared a dividend distribution of one Right for each outstanding share of Company common stock to stockholders of record at the close of business on March 3, 2003. Subject to certain exceptions listed in the Rights Plan, if a person or group has acquired beneficial ownership of, or commences a tender or exchange offer for, 15% or more of the Company's common stock, unless redeemed by the Company's Board of Directors, each Right entitles the holder (other than the acquiring person) to purchase from the Company $120 worth of common stock for $60. If the Company is merged into, or 50% or more of its assets or earning power is sold to, the acquiring company, the Rights will also enable the holder (other than the acquiring person) to purchase $120 worth of common stock of the acquiring company for $60. The Rights will expire at the close of business on February 18, 2013, unless the Rights Plan is extended by the Company's Board of Directors or unless the Rights are earlier redeemed by the Company at a price of $.0001 per Right.
The Rights are not exercisable during the time when they are redeemable by the Company.

(12) Selected Quarterly Financial Data (Unaudited)

                                               Quarter

2002                             First      Second       Third      Fourth
Fee income                    $ 53,125    $ 28,125    $ 31,519   $ 104,750
Operating loss              (1,029,689) (1,160,201) (1,083,823)   (998,937)
Net loss                      (920,867) (1,041,761) (1,031,318)   (957,170)
Basic and diluted net loss
    per common share (1)          (.08)       (.09)       (.08)       (.08)

2001                             First      Second       Third      Fourth
Fee income                    $ 68,752    $ 12,500$     28,656   $  32,094
Operating loss              (1,187,734)  (1,909,782)(1,177,408)   (961,804)
Net loss                      (993,822)  (1,748,444)  (985,529)   (812,875)
Basic and diluted net loss
    per common share (1)          (.08)        (.14)      (.08)       (.07)

  (1) Since per share information is computed independently for each quarter and the full year, based on the respective average number of common shares outstanding, the sum of the quarterly per share amounts does not necessarily equal the per share amounts for the year.