Form 10-Q
period 2003-03-31
RESEARCH FRONTIERS INC
filed 2003-05-14
CIK 793524

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

   For Quarter Ended March 31, 2003    Commission File No.  1-9399

                   RESEARCH FRONTIERS INCORPORATED
         (Exact name of registrant as specified in charter)


                   Delaware                         11-2103466
(State of incorporation or organization)         (IRS Employer
                                              Identification No.)

240 Crossways Park Drive, Woodbury, N.Y.                11797
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

                    Yes    X          No    __

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May
13, 2003, there were outstanding 12,305,829 shares of Common Stock, par value $0.0001 per share.

                      RESEARCH FRONTIERS INCORPORATED

                        Consolidated Balance Sheets

                                                March 31,2003
                    Assets                       (Unaudited)       Dec.31,2002

Current assets:
 Cash  and cash equivalents                          $  4,322,730   5,117,571
 Marketable investment securities-available for sale        5,625      11,250
 Royalty receivable                                       340,780     138,147
 Prepaid expenses and other current assets                 21,126      26,661
                      Total current assets              4,690,261   5,293,629

Investment in SPD Inc., net                               494,802     750,002
Fixed assets, net                                         180,297     200,815
Deposits and other assets                                  22,605      22,605

                              Total assets           $  5,387,965   6,267,051

     Liabilities and Shareholders' Equity

Current liabilities:
 Accounts payable                                    $    167,758      88,609
 Deferred revenue                                         174,000      12,000
 Accrued expenses and other                               175,598     191,976

                         Total liabilities                517,356     292,585

Shareholders' equity:
 Capital stock, par value $0.0001 per share;
  authorized 100,000,000 shares, issued and
  outstanding 12,247,879 shares and 12,215,879 shares       1,225       1,222
 Additional paid-in capital                            52,339,503  52,124,811
 Accumulated other comprehensive loss                      (6,875)     (1,250)
 Accumulated deficit                                  (47,463,244)(46,150,317)

                Total shareholders' equity              4,870,609   5,974,466

        Total liabilities and shareholders' equity   $  5,387,965   6,267,051

See accompanying notes to consolidated financial statements.




                     RESEARCH FRONTIERS INCORPORATED

                  Consolidated Statements of Operations

                               (Unaudited)






                                                          Three months ended
                                                    March 31,2003  March 31,2002

Fee income                                          $     86,128         53,125

Operating expenses                                       581,454        625,714

Research and development                                 572,238        457,100

Charge for reduction in value of investment in SPD Inc.  255,200             --

                                                       1,408,892      1,082,814

                Operating loss                        (1,322,764)    (1,029,689)


Net investment income                                      9,837        108,822

                Net loss                            $ (1,312,927)      (920,867)

Basic and diluted net loss per common share         $       (.11)          (.08)

Weighted average number of common shares outstanding  12,235,518     12,128,159


See accompanying notes to consolidated financial statements.



                    RESEARCH FRONTIERS INCORPORATED

                 Consolidated Statements of Cash Flows

                              (Unaudited)


                                                       Three months ended
                                                 March 31,2003  March 31, 2002

Cash flows from operating activities:
 Net loss                                             $ (1,312,927)    (920,867)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization                            26,891       27,584
   Charge for reduction in value of investment in SPD Inc. 255,200           --
   Changes in assets and liabilities:
    Royalty receivable                                    (202,633)     (75,000)
    Prepaid expenses and other current assets                5,535       21,651
    Deferred revenue                                       162,000       46,875
    Accounts payable and accrued expenses                   62,771       39,692

              Net cash used in operating activities     (1,003,163)    (860,065)

Cash flows from investing activities:
 Purchase of fixed assets                                   (6,373)      (4,951)

              Net cash used in investing activities         (6,373)      (4,951)

Cash flows from financing activities:
 Proceeds from issuances of common stock                   214,695    1,291,249
 Purchase of treasury stock                                     --     (268,521)

      Net cash provided by financing activities            214,695    1,022,728

Net (decrease) increase in cash and cash equivalents      (794,841)     157,712

Cash and cash equivalents at beginning of year           5,117,571      853,210

Cash and cash equivalents at end of period              $4,322,730    1,010,922


See accompanying notes to consolidated financial statements.

                RESEARCH FRONTIERS INCORPORATED
           Notes to Consolidated Financial Statements
                         March 31, 2003
                          (Unaudited)

Basis of Presentation

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods to which the report relates. The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year. The notes included herein should be read in conjunction with the notes to the consolidated financial statements of the Company as of December 31, 2002 and for the three years then ended, included in the Company's Annual Report on Form 10-K.

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

Investment in SPD Inc.

During the second quarter of 2001, the Company, through its wholly-owned subsidiary, SPD Enterprises, Inc., invested approximately $750,000 for a minority equity interest in SPD Inc., a subsidiary of Hankuk Glass Industries Inc., Korea's largest glass manufacturer, which is dedicated exclusively to the production of suspended particle device (SPD) light-control film and a wide variety of end-products using SPD film. In April 2003, the Company's wholly-owned subsidiary, SPD Enterprises, Inc., invested $74,902 in SPD Inc., raising its equity ownership from 6.67% to 6.91%. SPD Inc.'s parent company invested at the same time and on the same price, $748,931, raising its equity ownership in SPD Inc. from 66.67% to 69.09%. Because of these recent financing activities by SPD Inc. in which Hankuk and SPD Enterprises paid a lower price than originally paid by SPD Enterprises in connection with its initial investment in SPD Inc., the value of SPD Enterprises' investment in SPD Inc. was reduced by $255,200 as of March 31, 2003. The Company's license agreement with Hankuk Glass Industries provides for the payment of minimum annual royalties to the Company in 2002 and 2003.

Patent Costs

The Company expenses costs relating to the development or acquisition of patents due to the uncertainty of the recoverability of these items.

Adoption of New Accounting Pronouncements

The Company adopted on January 1, 2003 Financial Accounting
Standards Board Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"). SFAS No. 146 spreads out the reporting of expenses relating to restructurings initiated after 2002, because commitment to a plan to exit an activity or dispose of long-lived assets will no longer be enough to record a liability for the anticipated costs. Instead, companies will record exit and disposal costs when they are "incurred" and can be measured at fair value, and they will subsequently adjust the recorded liability for changes in estimated cash flows. The adoption of SFAS No. 146 had no impact on the Company's consolidated financial statements as no restructurings are planned.

Revenue Recognition

The Company has entered into a number of license agreements covering potential products. The Company receives minimum annual royalties under certain license agreements and records fee income for the amounts earned by the Company. In instances when sales of licensed products by its licensees exceed minimum annual royalties, the Company recognizes fee income as the amounts have been earned. Certain of the fees are accrued by, or paid to, the Company in advance of the period in which they are earned resulting in deferred revenue.

Reclassifications

During the second quarter of 2002, the Company has reclassified costs associated with patents and patent applications from research and development expenses to operating expenses. The amount of patent costs for the three months ended March 31, 2002 was approximately
$26,000 which has been reclassified on the Company's consolidated statement of operations to conform to the current period's presentation.

Stock-Based Compensation

As permitted by SFAS No. 123, Accounting for Stock-Based
Compensation, the Company accounts for common stock options granted to employees and directors using the intrinsic value method, and thus, recognizes no compensation expense for such stock-based awards where the exercise prices are equal to or greater than the fair value of the Company's common stock on the date of grant. Pro forma information regarding net income or loss is required by SFAS No. 123.

The following table illustrates the effect on net loss and earnings per share as if the fair value method had been applied:

                                                     Three months ended
                                             Mar. 31,2003        Mar. 31,2002

Net loss                                    $  (1,312,927)          (920,867)

Deduct: Total stock-based employee
        compensation determined under fair-
        value based method for all awards        $(56,275)           (56,275)

        Pro forma                           $  (1,369,202)          (977,142)

Basic and diluted net loss
 per common share            As reported    $       (0.11)      $      (0.08)
                             Pro forma      $       (0.11)      $      (0.08)

Shareholders' Equity

Issuance of Common Stock

For the three months ended March 31, 2003, the Company received $214,695 of net cash proceeds from (i) the issuance of 25,000 shares of common stock of the Company (along with a ten-year warrant to purchase 25,000 shares of common stock of the Company at an exercise price of $9.00 per share) in a private placement to a director of the Company resulting in net proceeds of $165,000; and (ii) 7,000 shares of common stock issued upon the exercise of warrants resulting in net proceeds of $49,695.

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

Treasury Stock

The Company did not repurchase any of its stock during the three months ended March 31, 2003.

For the three months ended March 31, 2002, the Company purchased in the open market and subsequently retired 15,800 shares of treasury stock with an aggregate cost of $268,521.

Comprehensive Income

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. (SFAS No. 130) requires that companies disclose comprehensive income, which includes net income, foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. The components of comprehensive loss for the three months ended March 31, 2003 and 2002 are as follows:

                                                    Three months ended
                                             Mar. 31,2003        Mar. 31,2002

Net loss                              $        (1,312,927)          (920,867)

Unrealized loss on securities:

Unrealized holding loss
arising during period                 $            (5,625)           (56,871)

Total comprehensive loss              $        (1,318,552)          (977,738)

Performance Bonus Plan

In November 2002, the Company's Board of Directors approved a performance bonus plan to replace earlier bonus plans with a general bonus plan under which bonuses are awarded to employees of the Company for outstanding achievement including technical accomplishments, sales and revenue growth, and other performance milestones. All employees of the Company are eligible to receive bonuses under this plan and the bonuses shall not exceed $300,000 in the aggregate for 2003. During the first quarter of 2003, bonuses were awarded under this plan to certain non-management employees of the Company totaling $52,500, and no bonuses were awarded under this plan to any members of management.

             Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Accounting Policies

  The following accounting policies are important to understanding our financial condition and results of operations and should be read as an integral part of the discussion and analysis of the results of our operations and financial position. For additional accounting policies, see note 2 to our consolidated financial statements, "Summary of Significant Accounting Policies" contained in the Company's Annual Report on Form 10-K.

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

  On occasion, the Company may issue to consultants either
options or warrants to purchase shares of common stock of the
Company at specified share prices. These options or warrants may vest based upon specific services being performed or performance
criteria being met.    In accordance with Emerging Issues Task Force
Issue 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, the Company would be required to record consulting expenses based upon the fair value of such options or warrants on the date that such options or warrants vest as determined using a Black-Scholes option pricing model. Depending upon the difference between the exercise price and the market price of the Company's common stock on the date that such options or warrants vest, the amount of non-cash expenses that could be recorded as a result of the vesting of such options or warrants can be material.

  The Company applies the cost method of accounting for its minority equity interest in SPD Inc., a subsidiary of Hankuk Glass Industries, Inc. Because no public market exists for the common stock of SPD Inc., the Company reviews the operating performance, financing and forecasts for such entity in assessing the net realizable value of this investment. As a result, any significant adverse change in the above could lead to an impairment charge in future periods.

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

Controls and Procedures

  We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of management, including our Chief Executive Officer and Chief
Financial Officer, within 90 days prior to the filing date of this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange
Commission filings. No significant changes were made to our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

Results of Operations for the Three Month Periods Ended March 31, 2003 and 2002

The Company's fee income from licensing activities for the first three months of 2003 was $86,128 as compared to $53,125 for the first three months of 2002. This increase in fee income was primarily the result of new license agreements entered into in 2002 and minimum annual royalties paid by end-product licensees. In addition, the Company recorded a small amount of royalty income related to sales of licensed products by its licensees in the first quarter of 2003 which exceeded their minimum annual royalty payments recorded by the Company.
Certain license fees, which are paid to the Company in advance of the accounting period in which they are earned resulting in the recognition of deferred revenue for the current accounting period, will be recognized as fee income in future periods. Also, licensees may offset some or all of their royalty payments on sales of licensed products for a given period by applying these advance payments towards such earned royalty payments.

Operating expenses decreased by $44,260 for the first three months of 2003 to $581,454 from $625,714 for the first three months of 2002. This decrease was primarily the result of decreased expenses in connection with market research, public relations and legal fees, partially offset by increases in salaries and insurance costs.

Research and development expenditures increased by $115,138 to $572,238 for the first three months of 2003 from $457,100 for the first three months of 2002. This increase was primarily the result of increased payroll expenses primarily from performance bonuses paid to non-management employees, and higher insurance and materials costs.

During the first quarter of 2003, the Company recorded a non-cash charge of $255,200 against income to reflect a reduction in the value of its investment in SPD Inc. determined based upon recent financing activities by SPD Inc.

The Company's net gain from its investing activities for the first quarter of 2003 was $9,837, as compared to a net gain from its investing activities of $108,822 for the first quarter of 2002. This difference was primarily due to a lower level of average investment balances in 2003 compared to 2002, and lower interest rates.

As a consequence of the factors discussed above, the Company's net loss was $1,312,927 ($0.11 per share) for the first three months of 2003 as compared to $920,867 ($0.08 per share) for the first three months of 2002.

Financial Condition, Liquidity and Capital Resources

During the first three months of 2003, the Company's cash and cash equivalent balance decreased by $794,841 principally as a result of cash used to fund the Company's operating activities of $1,003,163, offset by $214,695 of proceeds received, net of expenses, from the private placement of common stock and the issuance of common stock upon the exercise of warrants. At March 31, 2003, the Company had working capital of $4,172,905 and its shareholders' equity was $4,870,609.

In April 2003, the Company's wholly-owned subsidiary, SPD
Enterprises, Inc., invested $74,902 in SPD Inc., raising its equity ownership from 6.67% to 6.91%. SPD Inc.'s parent company invested at the same time and on the same price, $748,931, raising its equity ownership in SPD Inc. from 66.67% to 69.09%.

In November 2002, the Company's Board of Directors approved a performance bonus plan to replace earlier bonus plans with a general bonus plan under which bonuses are awarded to employees of the Company for outstanding achievement including technical accomplishments, sales and revenue growth, and other performance milestones. All employees of the Company are eligible to receive bonuses under this plan and the bonuses shall not exceed $300,000 in the aggregate for 2003. During the first quarter of 2003, bonuses were awarded under this plan to certain non-management employees of the Company totaling $52,500, and no bonuses were awarded under this plan to any members of management.

On October 1, 1998, the Company announced that Ailouros Ltd., a London-based institutional money management fund, has committed to purchase up to $15 million worth of common stock of the Company through December 31, 2001. This commitment is in the form of a Class A Warrant issued to Ailouros Ltd. which gives the Company the option in any three-month period to deliver a put notice to Ailouros requiring them to purchase an amount of common stock specified by the Company at a price equal to the greater of (A) 92% of the seven-day average trading price per share of common stock, or (B) a minimum or "floor" price per share set by the Company from time to time. The pricing was initially subject to an overall cap of $15 per share, which cap has now been eliminated by mutual agreement so that the Company may put stock to Ailouros at selling prices in excess of $15 per share. However, the Company is not required to sell any shares under the agreement. Before the beginning of each of a series of three-month periods specified by the Company, the Company determines the amount of common stock that the Company wishes to issue during such three-month period. The Company also sets the minimum selling or "floor" price, which can be reset by the Company in its sole discretion prior to the beginning of any subsequent three-month period. Therefore, at the beginning of each three-month period, the Company will determine how much common stock, if any, is to be sold (the amount of which can range from $0 to $1.5 million during such three-month period), and the minimum selling price per share. In March 2000, Ailouros agreed to expand its commitment beyond the original $15 million, thereby giving the Company the right to raise additional funds from Ailouros so long as the Company does not have to issue more shares than were originally registered with the Securities and Exchange Commission, and in December 2001 the expiration date of the Class A Warrant was extended to December 31, 2003. As of
March 31, 2003, 456,717 shares remained registered for future issuance under the Class A Warrant.

The Company expects to use its cash and the proceeds from maturities of its investments to fund its research and development of SPD light
valves and for other working capital purposes.   The Company's
working capital and capital requirements depend upon numerous factors, including the results of research and development activities, competitive and technological developments, the timing and cost of patent filings, the development of new licensees and changes in the Company's relationships with its existing licensees. The degree of dependence of the Company's working capital requirements on each of the foregoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements; the addition of new licensees may provide additional working capital or working capital requirements, and changes in relationships with existing licensees would have a favorable or negative impact depending upon the nature of such changes. Based upon existing levels of expenditures, assumed ten percent annual increases therein, existing cash reserves and budgeted revenues, the Company believes that it would not require additional funding for the next 12 months (without giving effect to any new financing raised). There can be no assurance that expenditures will not exceed the anticipated amounts or that additional financing, if required, will be available when needed or, if available, that its terms will be favorable or acceptable to the Company. Eventual success of the Company and generation of positive cash flow will be dependent upon the extent of commercialization of products using the Company's technology by the Company's licensees and payments of continuing royalties on account thereof.

Recently Issued Accounting Standards

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS
148"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS
No. 123 "Accounting for Stock-Based Compensation".  Additionally,
SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results.
The transitional requirements of SFAS 148 are effective for all financial statements for fiscal years ending after December 15, 2002. The Company adopted the disclosure portion of this statement for the current fiscal quarter ended March 31, 2003. The application of the disclosure portion of this standard will have no impact on our consolidated financial position or results of operations. The Financial Accounting Standards Board recently indicated that they will require stock-based employee compensation to be recorded as a charge to earnings beginning in 2004 and that FASB will issue further rules on this subject. The Company will continue to monitor FASB's progress on the issuance of this standard as well as evaluate the Company's position with respect to current guidance.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The information required by Item 3 has been disclosed in Item 7A of the Company's Annual Report on Form 10-K for the year ended
December 31, 2002. There has been no material change in the disclosure regarding market risk.

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


PART II.    OTHER INFORMATION

Item 5.  Other Information

In connection with an amendment to the Company's license agreement with InspecTech Aero Service Inc., the earned royalty rate for license years 2003 through 2009 was increased from 10% to 15%, and the scope of licensed products that may be sold by InspecTech was expanded from aircraft windows and partitions, to also include marine windows, aircraft and marine sun visors, and windows for certain specialty vehicles.

Item 6.    Exhibits and Reports on Form 8-K

  (a)    Exhibits.  None

  (b) Reports on Form 8-K. Current Report on Form 8-K dated February 24, 2003 regarding the Company's adoption of a Shareholder Rights Plan.

                           SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                 RESEARCH FRONTIERS INCORPORATED
                          (Registrant)

                 /s/ Robert L. Saxe
                 Robert L. Saxe, Chairman
                 (Principal Executive Officer)


                 /s/ Joseph M. Harary
                 Joseph M. Harary, President and Treasurer
                 (Principal Financial, and Accounting Officer)


Date: May 14, 2003

                          CERTIFICATION

I, Robert L. Saxe, the Chairman and Chief Executive Officer of
Research Frontiers Incorporated ("RFI" or the "registrant") certify that:

1. I have reviewed this quarterly report on Form 10-Q of RFI;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                         Dated: May 14, 2003      /s/ Robert L. Saxe
                                                      Robert L. Saxe
                                                      Chairman and Chief
                                                      Executive Officer

                          CERTIFICATION

I, Joseph M. Harary, the President, Chief Operating Officer,
Treasurer and Chief Accounting Officer of Research Frontiers
Incorporated ("RFI" or the "registrant") certify that:

1. I have reviewed this quarterly report on Form 10-Q of RFI;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                         Dated: May 14, 2003    /s/ Joseph M. Harary
                                                    Joseph M. Harary
                                                    President, Treasurer,
                                                    Principal Accounting Officer