Form 10-Q
period 2003-06-30
RESEARCH FRONTIERS INC
filed 2003-08-13
CIK 793524

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

   For Quarter Ended June 30, 2003    Commission File No.  1-9399

                   RESEARCH FRONTIERS INCORPORATED
         (Exact name of registrant as specified in charter)


                   Delaware                         11-2103466
(State of incorporation or organization)         (IRS Employer
                                              Identification No.)

240 Crossways Park Drive, Woodbury, N.Y.                11797
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

                    Yes    X          No    __

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 13, 2003, there were outstanding 12,515,213 shares of Common Stock, par value $0.0001 per share.

                      RESEARCH FRONTIERS INCORPORATED

                        Consolidated Balance Sheets

                                                June 30,2003
                    Assets                       (Unaudited)        Dec.31,2002

Current assets:
 Cash  and cash equivalents                         $4,951,819      5,117,571
 Marketable investment securities-available for sale     9,250         11,250
 Royalty receivables                                   310,650        138,147
 Prepaid expenses and other current assets              88,208         26,661
                Total current assets                 5,359,927      5,293,629

Investment in SPD Inc., net                            569,704        750,002
Fixed assets, net                                      183,094        200,815
Deposits and other assets                               22,605         22,605

                Total assets                        $6,135,330      6,267,051

     Liabilities and Shareholders' Equity

Current liabilities:
 Accounts payable                                   $  139,759         88,609
 Deferred revenue                                      160,681         12,000
 Accrued expenses and other                            169,204        191,976

                Total liabilities                      469,644        292,585

Shareholders' equity:
 Common stock, par value $0.0001 per share; authorized
  100,000,000 shares, issued and outstanding 12,477,813
  shares and 12,215,879 shares                           1,248          1,222
 Additional paid-in capital                         54,192,522     52,124,811
 Accumulated other comprehensive loss                   (3,250)        (1,250)
 Accumulated deficit                               (48,524,834)   (46,150,317)

                Total shareholders' equity           5,665,686      5,974,466

      Total liabilities and shareholders' equity   $ 6,135,330      6,267,051

See accompanying notes to consolidated financial statements.




                     RESEARCH FRONTIERS INCORPORATED

                  Consolidated Statements of Operations

                               (Unaudited)

                                  Six months ended        Three months ended
                            June 30,2003 June 30,2002  June 30,2003 June 30,2002

Fee income                  $   149,317       81,250   $    63,189       28,125

Operating expenses            1,241,662    1,404,180       660,208      778,466

Research and development      1,044,004      866,960       471,766      409,860

Charge for reduction in value
of investment in SPD Inc.       255,200           --            --           --

                              2,540,866    2,271,140     1,131,974    1,188,326

      Operating loss         (2,391,549)  (2,189,890)   (1,068,785)  (1,160,201)

Net investment income            17,032      227,262         7,195      118,440

            Net loss        $(2,374,517)  (1,962,628)  $(1,061,590)  (1,041,761)

Basic and diluted net loss
per common share            $      (.19)        (.16)  $      (.09)        (.09)

Weighted average number of
common shares outstanding    12,282,477   12,133,995    12,328,920   12,139,767



  See accompanying notes to consolidated financial statements.



                     RESEARCH FRONTIERS INCORPORATED

                  Consolidated Statements of Cash Flows

                               (Unaudited)


                                                           Six months ended
                                                      June 30,2003 June 30, 2002

Cash flows from operating activities:
 Net loss                                              $(2,374,517) (1,962,628)
 Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation and amortization                             55,629      55,084
  Charge for reduction in value of investment in SPD Inc.  255,200          --
  Expense relating to cashless exercise of stock options    40,987          --
  Expense relating to issuance of stock options
   and warrants for services performed                      27,900     101,050
  Changes in assets and liabilities:
   Royalty receivable                                     (172,503)    (75,000)
   Prepaid expenses and other current assets               (61,547)    (60,855)
   Deferred revenue                                        148,681      18,750
   Accounts payable and accrued expenses                    28,378     (28,078)

Net cash used in operating activities                   (2,051,792) (1,951,677)

Cash flows from investing activities:
 Investment in SPD Inc., at cost                           (74,902)         --
 Proceeds from sale of available-for-sale securities            --   1,199,551
 Purchase of fixed assets                                  (37,908)    (20,616)

Net cash (used in) provided by investing activities       (112,810)  1,178,935

Cash flows from financing activities:
 Proceeds from issuances of common stock                 1,998,850   1,819,367
 Purchase of treasury stock                                     --  (1,520,447)

Net cash provided by financing activities                1,998,850     298,920

Net decrease in cash and cash equivalents                 (165,752)   (473,822)

Cash and cash equivalents at beginning of year           5,117,571     853,210

Cash  and cash equivalents at end of period           $  4,951,819     379,388


See accompanying notes to consolidated financial statements.


                RESEARCH FRONTIERS INCORPORATED
           Notes to Consolidated Financial Statements
                         June 30, 2003
                          (Unaudited)

Basis of Presentation

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods to which the report relates. The results of operations for the six-month period ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year. The notes included herein should be read in conjunction with the notes to the consolidated financial statements of the Company as of December 31, 2002 and for the three years then ended, included in the Company's Annual Report on Form 10-K.

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

Investment in SPD Inc.

During the second quarter of 2001, the Company, through its wholly-owned subsidiary, SPD Enterprises, Inc., invested approximately $750,000 for a minority equity interest in SPD Inc., a subsidiary of Hankuk Glass Industries Inc., Korea's largest glass manufacturer, which is dedicated exclusively to the production of suspended particle device (SPD) light-control film and a wide variety of end-products using SPD film. In April 2003, the Company's wholly-owned subsidiary, SPD Enterprises, Inc., invested $74,902 in SPD Inc., raising its equity ownership from 6.67% to 6.91%. SPD Inc.'s parent company invested at the same time and at the same price, $748,931, raising its equity ownership in SPD Inc. from 66.67% to 69.09%. Because of these recent financing activities by SPD
Inc. in which Hankuk and SPD Enterprises paid a lower price than originally paid by SPD Enterprises in connection with its initial investment in SPD Inc., the value of SPD Enterprises' investment in SPD Inc. was reduced by $255,200 during the first quarter of 2003. The Company's license agreement with Hankuk Glass Industries provides for the payment of minimum annual royalties to the Company in 2002 and 2003.

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

The following table illustrates the effect on net loss and earnings per share as if the fair value method had been applied:

                                  Three months ended       Six months ended
                             June 30,2003 June 30,2002 June 30,2003 June 30,2002

Net loss                     $(1,061,590)  (1,041,761)  (2,374,517) (1,962,628)

Add:Total stock-based employee
    compensation expense
    included in net loss     $    40,987           --       40,987          --

Deduct: Total stock-based
        employee compensation
        determined under fair-
        value based method
        for all awards       $  (704,437)    (144,768)    (760,712)   (201,043)

           Pro forma         $(1,725,040)  (1,186,529)  (3,094,242) (2,163,671)

Basic and diluted net loss
per common share As reported $     (0.09)       (0.09) $     (0.19)      (0.16)
                 Pro forma   $     (0.14)       (0.10) $     (0.25)      (0.18)

Shareholders' Equity

Issuance of Common Stock

For the six months ended June 30, 2003, the Company received
$1,998,850 of net cash proceeds from (i) the issuance of 25,000 shares of common stock of the Company (along with a ten-year warrant to purchase 25,000 shares of common stock of the Company at an exercise price of $9.00 per share) in a private placement to a director of the Company resulting in net proceeds of $165,000; (ii) 169,700 shares of common stock issued upon the exercise of warrants resulting in net proceeds of $1,418,320; and (iii) the issuance of 58,475 shares of common stock issued upon the exercise of options resulting in net proceeds of $415,530. In addition, 3,754 shares were issued through the cashless exercise of certain options and warrants, resulting in non-cash directors expense of $40,987 being recorded, and 9,995 shares with a value of $108,995 were delivered to the Company and immediately retired in payment of the exercise price of options to purchase 15,000 shares.

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

Treasury Stock

The Company did not repurchase any of its stock during the six months ended June 30, 2003. In addition, 9,995 shares with a value of $108,995 were delivered to the Company and immediately retired in payment of the exercise price of options to purchase 15,000 shares.

For the six months ended June 30, 2002, the Company purchased in the open market and subsequently retired 104,175 shares of treasury stock with an aggregate cost of $1,520,447. In addition, 2,816 shares with a value of $39,200 were delivered to the Company and immediately retired in payment of the exercise price of options to purchase 10,500 shares.

Issuance of Warrants and Options

During the second quarter of 2003, the Company issued options to a consultant to purchase 5,000 shares of common stock at an exercise price of $9.54 per share. The Company recorded $27,900 of non-cash expense in connection with the issuance of these options.

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

Comprehensive Income

Statement of Financial Accounting Standards No. 130, Reporting
Comprehensive Income. (SFAS No. 130) requires that companies disclose comprehensive income, which includes net income, foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. The components of comprehensive loss for the three and six months ended June 30, 2003 and 2002 are as follows:

                                 Three months ended        Six months ended
                             June 30,2003 June 30,2002 June 30,2003 June 30,2002

Net loss                     $(1,061,590)  (1,041,761)  (2,374,517)  (1,962,628)

Reclassification adjustments
for gains realized in net
income during the period              --      (20,368)          --      (20,368)

Unrealized holding gain (loss)
arising during period              3,625       80,868       (2,000)      23,997

Total comprehensive loss     $(1,057,965)    (981,261)  (2,376,517)  (1,958,999)


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

Results of Operations for the Six-Month Periods Ended June 30, 2003 and 2002

The Company's fee income from licensing activities for the first six months of 2003 was $149,317 as compared to $81,250 for the first six months of 2002. This increase in fee income was primarily the result of new license agreements entered into in 2002 and 2003 and minimum annual royalties paid by end-product licensees. Certain license fees, which are paid to the Company in advance of the accounting period in which they are earned resulting in the recognition of deferred revenue for the current accounting period, will be recognized as fee income in future periods.
Also, licensees may offset some or all of their royalty payments on sales of licensed products for a given period by applying their advance payments towards such earned royalty payments.

Operating expenses decreased by $162,518 for the first six months of 2003 to $1,241,662 from $1,404,180 for the first six months of 2002. This decrease was primarily the result of decreased expenses in connection with market research, public relations and patent expenses, partially offset by increases in salaries, legal fees, non-cash directors expenses resulting from the cashless exercise of stock options of $40,987, and insurance costs.

Research and development expenditures increased by $177,044 to $1,044,004 for the first six months of 2003 from $866,960 for the first six months of 2002. This increase was primarily the result of increased payroll expenses primarily from performance bonuses paid to non-management employees, and higher insurance and materials costs.

Results for the first six months of 2003 reflect a non-cash charge of $255,200 against income recorded by the Company in the first quarter of 2003 to reflect a reduction in the value of its investment in SPD Inc. determined based upon recent financing activities by SPD Inc.

The Company's net gain from its investing activities for the first six months of 2003 was $17,032 as compared to a net gain from its investing activities of $227,262 for the first six months of 2002. This difference was primarily due to a lower level of average investment balances in 2003 compared to 2002, and lower interest rates.

As a consequence of the factors discussed above, the Company's net loss was $2,374,517 ($0.19 per share) for the first six months of 2003 as compared to $1,962,628 ($0.16 per share) for the first six months of 2002.

Results of Operations for the Three-Month Periods Ended June 30, 2003 and 2002

The Company's fee income from licensing activities for the second quarter of 2003 was $63,189 as compared to $28,125 for the second quarter of 2002. This increase in fee income was primarily the result of new license agreements entered into in 2002 and 2003 and minimum annual royalties paid by end-product licensees. Certain license fees, which are paid to the Company in advance of the accounting period in which they are earned resulting in the recognition of deferred revenue for the current accounting period, will be recognized as fee income in future periods. Also, licensees may offset some or all of their royalty payments on sales of licensed products for a given period by applying their advance payments towards such earned royalty payments.

Operating expenses decreased by $118,258 for the second quarter of 2003 to $660,208 from $778,466 for the second quarter of 2002. This decrease was primarily the result of decreased expenses in connection with market research, public relations and patent expenses, partially offset by increases in salaries and insurance costs.

Research and development expenditures increased by $61,906 to $471,766 for the second quarter of 2003 from $409,860 for the second quarter of 2002. This increase was primarily the result of increased payroll expenses, and higher insurance and materials costs.

The Company's net gain from its investing activities for the second quarter of 2003 was $7,195 as compared to a net gain from its investing activities of $118,440 for the second quarter of 2002. This difference was primarily due to a lower level of average investment balances in 2003 compared to 2002, and lower interest rates.

As a consequence of the factors discussed above, the Company's net loss was $1,061,590 ($0.09 per share) for the second quarter of 2003 as compared to $1,041,761 ($0.09 per share) for the second quarter of 2002.

Financial Condition, Liquidity and Capital Resources

During the first six months of 2003, the Company's cash and cash equivalent balance decreased by $165,752 principally as a result of cash used to fund the Company's operating activities of $2,051,792, offset by $1,998,850 of proceeds received, net of expenses, from the private placement of common stock and the issuance of common stock upon the exercise of options and warrants. At June 30, 2003, the Company had working capital of $4,890,283 and its shareholders' equity was $5,665,686.

In April 2003, the Company's wholly-owned subsidiary, SPD Enterprises, Inc., invested $74,902 in SPD Inc., raising its equity ownership from 6.67% to 6.91%. SPD Inc.'s parent company invested at the same time and at the same price, $748,931, raising its equity ownership in SPD Inc. from 66.67% to 69.09%.

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

On October 1, 1998, the Company announced that Ailouros Ltd., a
London-based institutional money management fund, has committed to purchase up to $15 million worth of common stock of the Company through December 31, 2001. This commitment is in the form of a Class
A Warrant issued to Ailouros Ltd. which gives the Company the option in any three-month period to deliver a put notice to Ailouros requiring them to purchase an amount of common stock specified by the Company at a price equal to the greater of (A) 92% of the seven-day average trading price per share of common stock, or (B) a minimum or "floor" price per share set by the Company from time to time. The pricing was initially subject to an overall cap of $15 per share, which cap has now been eliminated by mutual agreement so that the Company may put stock to Ailouros at selling prices in excess of $15 per share. However, the Company is not required to sell any shares under the agreement. Before the beginning of each of a series of three-month periods specified by the Company, the Company determines the amount of common stock that the Company wishes to issue during such three-month period. The Company also sets the minimum selling or "floor" price, which can be reset by the Company in its sole discretion prior to the beginning of any subsequent three-month period. Therefore, at the beginning of each three-month period, the Company will determine how much common stock, if any, is to be sold (the amount of which can range from $0 to $1.5 million during such three-month period), and the minimum selling price per share. In March 2000, Ailouros agreed to expand its commitment beyond the original $15 million, thereby giving the Company the right to raise additional funds from Ailouros so long as the Company does not have to issue more shares than were originally registered with the Securities and Exchange Commission, and in December
2001 the expiration date of the Class A Warrant was extended to December
31, 2003. As of June 30, 2003, 294,017 shares remained registered for future issuance under the Class A Warrant.

The Company expects to use its cash and the proceeds from maturities of its investments to fund its research and development of SPD light valves
and for other working capital purposes.   The Company's working capital
and capital requirements depend upon numerous factors, including the results of research and development activities, competitive and technological developments, the timing and cost of patent filings, the development of new licensees and changes in the Company's relationships with its existing licensees. The degree of dependence of the Company's working capital requirements on each of the foregoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements; the addition of new licensees may provide additional working capital or working capital requirements, and changes in relationships with existing licensees would have a favorable or negative impact depending upon the nature of such changes. Based upon existing levels of expenditures, assumed ten percent annual increases therein, existing cash reserves and budgeted revenues, the Company believes that it would not require additional funding for the next 16 months (without giving effect to any new financing raised). There can be no assurance that expenditures will not exceed the anticipated amounts or that additional financing, if required, will be available when needed or, if available, that its terms will be favorable or acceptable to the Company. Eventual success of the Company and generation of positive cash flow will be dependent upon the extent of commercialization of products using the Company's technology by the Company's licensees and payments of continuing royalties on account thereof.

Recently Issued Accounting Standards

In December 2002, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148").
SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123 "Accounting for Stock-Based Compensation". Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS 148 are effective for all financial statements for fiscal years ending after December 15, 2002. The Company adopted the disclosure portion of this statement for the fiscal quarter ended March 31, 2003. The application of the disclosure portion of this standard will have no impact on our consolidated financial position or results of operations. The Financial Accounting Standards Board recently indicated that they will require stock-based employee compensation to be recorded as a charge to earnings beginning in 2004 and that FASB will issue further rules on this subject. The
Company will continue to monitor FASB's progress on the issuance of this standard as well as evaluate the Company's position with respect to current guidance.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The information required by Item 3 has been disclosed in Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31,2002. There has been no material change in the disclosure regarding market risk.

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

PART II.    OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security-Holders

The Annual Meeting of Stockholders of Research Frontiers Incorporated was held on June 12, 2003. Listed below is a summary of how the 11,539,379 shares voted at the Annual Meeting on the various proposals voted upon and adopted at the Annual Meeting. For the election of Joseph
M. Harary as a Class I member of the Company's Board of Directors, 11,311,425 shares were voted in favor of election, and 227,954 votes were withheld. For the ratification of the appointment of KPMG LLP as auditors for the 2003 fiscal year, 11,469,463 shares were voted in favor of election, 57,191 shares were voted against, and 12,725 shares abstained from voting. For the adoption of the amendment to the Company's 1998 Stock
Option Plan, 10,511,353 shares were voted in favor of election, 953,642 shares were voted against, and 74,384 shares abstained from voting.

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


Date: August 13, 2003

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated: August 13, 2003        /s/ Robert L. Saxe
                                  Robert L. Saxe
                                  Chairman and Chief Executive Officer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated: August 13, 2003        /s/ Joseph M. Harary
                                  Joseph M. Harary
                                  President, Treasurer,
                                  Principal Accounting Officer