Form 10-Q
period 2003-09-30
RESEARCH FRONTIERS INC
filed 2003-11-14
CIK 793524

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

 For Quarter Ended September 30, 2003    Commission File No.  1-9399

                   RESEARCH FRONTIERS INCORPORATED
         (Exact name of registrant as specified in charter)


                 Delaware                         11-2103466
(State of incorporation or organization)         (IRS Employer
                                              Identification No.)

  240 Crossways Park Drive, Woodbury, N.Y.             11797
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

                    Yes    X          No    __

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 13, 2003, there were outstanding 12,643,413 shares of Common Stock, par value $0.0001 per share.

                      RESEARCH FRONTIERS INCORPORATED

                        Consolidated Balance Sheets

                                                    September 30,2003
                    Assets                             (Unaudited)   Dec.31,2002

Current assets:
 Cash  and cash equivalents                           $ 5,508,260    5,117,571
 Marketable investment securities-available for sale        5,875       11,250
 Royalty receivables                                      277,391      138,147
 Prepaid expenses and other current assets                 76,589       26,661
                   Total current assets                 5,868,115    5,293,629

Investment in SPD Inc., net                               569,704      750,002
Fixed assets, net                                         162,717      200,815
Deposits and other assets                                  22,605       22,605

                   Total assets                       $ 6,623,141    6,267,051

     Liabilities and Shareholders' Equity

Current liabilities:
 Accounts payable                                     $   105,265       88,609
 Deferred revenue                                         104,745       12,000
 Accrued expenses and other                               143,867      191,976

                   Total liabilities                      353,877      292,585

Shareholders' equity:
 Common stock, par value $0.0001 per share;
  authorized 100,000,000 shares, issued and outstanding
  12,613,413 shares and 12,215,879 shares                   1,261        1,222
 Additional paid-in capital                            55,730,647   52,124,811
 Accumulated other comprehensive loss                      (6,625)      (1,250)
 Accumulated deficit                                  (49,456,019) (46,150,317)

                   Total shareholders' equity           6,269,264    5,974,466

         Total liabilities and shareholders' equity   $ 6,623,141    6,267,051

See accompanying notes to consolidated financial statements.




                     RESEARCH FRONTIERS INCORPORATED

                  Consolidated Statements of Operations

                               (Unaudited)

                               Nine months ended           Three months ended
                            Sept.30,2003 Sept.30,2002  Sept.30,2003 Sept.30,2002

  Fee income                $   229,625      112,769   $    80,308      31,019

  Operating expenses          1,847,154    1,992,937       605,492     588,757

  Research and development    1,456,738    1,393,045       412,734     526,085

  Charge for reduction in value
  of investment in SPD Inc.     255,200           --            --          --
                              3,559,092    3,385,982     1,018,226   1,114,842

        Operating loss       (3,329,467)  (3,273,213)     (937,918) (1,083,823)

  Net investment income          23,765      279,767         6,733      52,505

        Net loss            $(3,305,702)  (2,993,446)  $  (931,185) (1,031,318)

  Basic and diluted net loss
  per common share          $      (.27)        (.25)  $      (.07)       (.08)

  Weighted average number of
  common shares outstanding  12,365,354   12,136,893    12,528,406  12,142,594

  See accompanying notes to consolidated financial statements.


                     RESEARCH FRONTIERS INCORPORATED

                  Consolidated Statements of Cash Flows

                               (Unaudited)


                                                          Nine months ended
                                                      Sept.30,2003  Sept.30,2002

Cash flows from operating activities:
 Net loss                                              $(3,305,702)  (2,993,446)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization                            84,046       84,287
   Charge for reduction in value of investment in SPD Inc. 255,200           --
   Expense relating to cashless exercise of stock options   40,987           --
   Expense relating to issuance of stock options
    and warrants for services performed                     27,900      102,994
   Changes in assets and liabilities:
    Royalty receivable                                    (139,244)     (21,522)
    Prepaid expenses and other current assets              (49,928)     100,412
    Deferred revenue                                        92,745       (9,375)
    Accounts payable and accrued expenses                  (31,453)      (5,628)

       Net cash used in operating activities            (3,025,449)  (2,742,778)

Cash flows from investing activities:
 Proceeds from sale of available-for-sale securities            --    6,991,771
 Investment in SPD Inc., at cost                           (74,902)          --
 Purchase of fixed assets                                  (45,948)     (27,858)

    Net cash (used in) provided by investing activities   (120,850)   6,963,913

Cash flows from financing activities:
 Proceeds from issuances of common stock                 3,536,988    2,507,157
 Purchase of treasury stock                                     --   (2,141,894)

    Net cash provided by financing activities            3,536,988      365,263

Net increase in cash and cash equivalents                  390,689    4,586,398

Cash and cash equivalents at beginning of year           5,117,571      853,210

Cash and cash equivalents at end of period             $ 5,508,260    5,439,608

See accompanying notes to consolidated financial statements.

                RESEARCH FRONTIERS INCORPORATED
           Notes to Consolidated Financial Statements
                       September 30, 2003
                          (Unaudited)

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Rule 10-01 of Regulation S-
X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K (Form 10-K) relating to Research Frontiers Incorporated (the Company) for the fiscal year ended December 31, 2002.

Business

Research Frontiers Incorporated (the Company) operates in a single business segment which is engaged in the development and marketing of technology and devices to control the flow of light. Such devices, often referred to as "light valves" or suspended particle devices
(SPDs), use colloidal particles that are either incorporated within a liquid suspension or a film, which is usually enclosed between two sheets of glass or plastic having transparent, electrically conductive coatings on the facing surfaces thereof. At least one of the two sheets is transparent. SPD technology, made possible by a flexible light-control film invented by RFI, allows the user to instantly and precisely control the shading of glass/plastic manually or automatically. SPD technology has numerous product applications, including: SPD-
Smart windows, sunshades, skylights and interior partitions for homes and buildings; automotive windows, sunroofs, sun-visors, sunshades, rear-view mirrors, instrument panels and navigation systems; aircraft windows; eyewear products; and flat panel displays for electronic products. SPD-Smart light control film is now being used in architectural, automotive, marine, aerospace and appliance applications.

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

In November 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." Issue 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of Issue 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003 but do not supersede existing authoritative guidance. The adoption of Issue 00-21 did not have an impact on the Company's financial statements because the Company does not have any arrangements which would be subject to Issue 00-21.

In January 2003, the FASB issued Interpretation No. 46,
"Consolidation of Variable Interest Entities." Interpretation No. 46 clarifies the application of Accounting Research Bulletin No. 51 and applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date. This Interpretation is applicable to the Company in the quarter ending December 31, 2003, for interests acquired in variable interest entities prior to February 1, 2003. This Interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack specified characteristics. The adoption of this Interpretation is not expected to have a material impact on the Company's financial statements because the Company does not have any interest in variable interest entity.

In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS
No. 133 on Derivative Instruments and Hedging Activities." SFAS No.
149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative. It also clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and did not have an impact on the Company's financial statements because the Company has no derivative instruments.

In May 2003, the FASB issued SFAS No. 150, "Accounting for
Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify certain financial instruments as a liability (or as an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on the Company's financial statements because the Company has no financial instruments which would be subject to SFAS No. 150.

Revenue Recognition

The Company has entered into a number of license agreements covering potential products. The Company receives minimum annual royalties under certain license agreements and records fee income on a ratable basis each quarter. In instances when sales of licensed products by its licensees exceed minimum annual royalties, the Company recognizes fee income as the amounts have been earned.
Certain of the fees are accrued by, or paid to, the Company in advance of the period in which they are earned resulting in deferred revenue.

Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No.
148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123, "Accounting for Stock-Based Compensation." Additionally, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company adopted the disclosure portion of this statement in the fiscal quarter ended March 31, 2003. The FASB recently decided that they will require stock-based employee compensation to be recorded as a charge to earnings beginning as early as 2004.

The exercise price for stock options granted are generally set at the average of the high and low trading prices of the Company's common stock on the trading date immediately prior to the date of grant, and the related number of shares granted are fixed at the date of grant. Under the principles of APB Opinion No. 25, the Company does not recognize compensation expense associated with the grant of stock options. SFAS No. 123 requires the use of option valuation models to determine the fair value of options granted after 1995. Pro forma information regarding net loss and net loss per share shown below was determined as if the Company had accounted for its employee stock options and shares sold under its stock purchase plan under the fair value method set forth in SFAS No. 123.

The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model. For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting periods.

The following table illustrates the effect on net loss and earnings per share as if the fair value method had been applied:

                               Three months ended          Nine months ended
                           Sept.30,2003  Sept.30,2002  Sept.30,2003 Sept.30,2002

Net loss                    $ (931,185)   (1,031,318)   (3,305,702)  (2,993,446)

Add: Total stock-based
     employee compensation
     expense included in
     net loss               $       --            --        40,987           --

Deduct: Total stock-based
        employee compensation
        determined under fair-
        value based method
        for all awards      $   (56,275)    (587,230)     (816,987)   (788,273)

          Pro forma         $  (987,460)  (1,618,548)   (4,081,702) (3,781,719)

Basic and diluted net loss
per common share   As reported   $(0.07)       (0.08)   $    (0.27)      (0.25)
                   Pro forma     $(0.08)       (0.13)   $    (0.33)      (0.31)

No options were granted in the third quarter of fiscal year 2003. The weighted-average estimated fair value at the date of grant for options granted in the first nine months of fiscal year 2003 was $7.45. Options covering 81,500 shares were granted in the first nine months of fiscal year 2003. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used in determining the fair value of options granted in the first nine months of fiscal year 2003: dividend yield of 0%; expected volatility factor of 82.05%; risk-free interest rate of 1.75%; and an expected life of 3.77 years.

Shareholders' Equity
Issuance of Common Stock

For the nine months ended September 30, 2003, the Company received $3,536,988 of net cash proceeds from (i) the issuance of 25,000 shares of common stock of the Company (along with a ten-year warrant to purchase 25,000 shares of common stock of the Company at an exercise price of $9.00 per share) in a private placement to a director of the Company resulting in net proceeds of $165,000; (ii) 294,300 shares of common stock issued upon the exercise of warrants resulting in net proceeds of $2,862,379; and (iii) the issuance of 69,475 shares of common stock issued upon the exercise of options resulting in net proceeds of $509,590. In addition, 3,754 shares were issued through the cashless exercise of certain options and warrants, resulting in non-cash directors expense of $40,987 being recorded, and 9,995 shares with a value of $108,995 were delivered to the Company and immediately retired in payment of the exercise price of options to purchase 15,000 shares.

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

Treasury Stock

The Company did not repurchase any of its stock during the nine months ended September 30, 2003. In addition, 9,995 shares with a value of $108,995 were delivered to the Company and immediately retired in payment of the exercise price of options to purchase 15,000 shares.

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

Comprehensive Income

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. (SFAS No. 130) requires that companies disclose comprehensive income, which includes net income, foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. The components of comprehensive loss for the three and nine months ended September 30, 2003 and 2002 are as follows:

                                Three months ended         Nine months ended
                           Sept.30,2003  Sept.30,2002  Sept.30,2003 Sept.30,2002

Net loss                     $(931,185)   (1,031,318)   (3,305,702)  (2,993,446)

Reclassification adjustments
for gains realized in net
income during the period            --       (60,217)           --      (80,585)

Unrealized holding gain (loss)
arising during period           (3,375)       56,588        (5,375)      80,585

Total comprehensive loss     $(934,560)   (1,034,947)   (3,311,077)  (2,993,446)

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

    The Company has entered into a number of license agreements covering potential products using the Company's SPD technology.
The Company receives minimum annual royalties under certain license agreements and records fee income on a ratable basis each quarter. In instances when sales of licensed products by its licensees exceed minimum annual royalties, the Company recognizes fee income as the amounts have been earned. Certain of the fees are accrued by, or paid to, the Company in advance of the period in which they are earned resulting in deferred revenue.

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

    The Company has historically used the Black-Scholes option-pricing model to determine the estimated fair value of each option grant. The Black-Scholes model includes assumptions regarding dividend yields, expected volatility, expected lives, and risk-free interest rates. These assumptions reflect our best estimates, but these items involve uncertainties based on market conditions generally outside of our control. As a result, if other assumptions had been used in the current period, stock-based compensation expense could have been materially impacted. Furthermore, if management uses different assumptions in future periods, stock-based compensation expense could be materially impacted in future years.

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

Results of Operations for the Nine-Month Periods
Ended September 30, 2003 and 2002

The Company's fee income from licensing activities for the first nine months of 2003 was $229,625 as compared to $112,769 for the first nine months of 2002. This increase in fee income was primarily the result of new license agreements entered into in 2002 and 2003 and minimum annual royalties paid by end-product licensees. Certain license fees, which are paid to the Company in advance of the accounting period in which they are earned resulting in the recognition of deferred revenue for the current accounting period, will be recognized as fee income in future periods. Also, licensees may offset some or all of their royalty payments on sales of licensed products for a given period by applying their advance payments towards such earned royalty payments.

Operating expenses decreased by $145,783 for the first nine months of 2003 to $1,847,154 from $1,992,937 for the first nine months of 2002. This decrease was primarily the result of decreased expenses in connection with market research, public relations, consulting, travel and patent expenses, partially offset by increases in salaries, legal fees, non-cash directors expenses resulting from the cashless exercise of stock options of $40,987, and insurance costs.

Research and development expenditures increased by $63,693 to $1,456,738 for the first nine months of 2003 from $1,393,045 for the first nine months of 2002. This increase was primarily the result of increased payroll expenses primarily from performance bonuses paid to non-management employees and higher insurance costs.

Results for the first nine months of 2003 reflect a non-cash charge of $255,200 against income recorded by the Company in the first quarter of 2003 to reflect a reduction in the value of its investment in SPD Inc. determined based upon recent financing activities by SPD Inc.

The Company's net investment income for the first nine months of 2003 was $23,765 as compared to net investment income of $279,767 for the first nine months of 2002. This difference was primarily due to a lower level of average investment balances in 2003 compared to 2002, and lower interest rates.

As a consequence of the factors discussed above, the Company's net loss was $3,305,702 ($0.27 per share) for the first nine months of 2003 as compared to $2,993,446 ($0.25 per share) for the first nine months of 2002.

Results of Operations for the Three-Month Periods
Ended September 30, 2003 and 2002

The Company's fee income from licensing activities for the third quarter of 2003 was $80,308 as compared to $31,019 for the third quarter of 2002. This increase in fee income was primarily the result of new license agreements entered into in 2002 and 2003 and minimum annual royalties paid by end-product licensees. Certain license fees, which are paid to the Company in advance of the accounting period in which they are earned resulting in the recognition of deferred revenue for the current accounting period, will be recognized as fee income in future periods. Also, licensees may offset some or all of their royalty payments on sales of licensed products for a given period by applying their advance payments towards such earned royalty payments.

Operating expenses increased by $16,735 for the third quarter of 2003 to $605,492 from $588,757 for the third quarter of 2002. This increase was primarily the result of increases in salaries and insurance costs, partially offset by decreased expenses in connection with public relations, legal fees, travel and patent expenses.

Research and development expenditures decreased by $113,351 to $412,734 for the third quarter of 2003 from $526,085 for the third quarter of 2002. This decrease was primarily due decreases in material costs, office expenses, and consulting expenses, partially offset by increased payroll expenses.

The Company's net investment income for the third quarter of 2003 was $6,733 as compared to net investment income of $52,505 for the third quarter of 2002. This difference was primarily due to a lower level of average investment balances in 2003 compared to 2002, and lower interest rates.

As a consequence of the factors discussed above, the Company's net loss was $931,185 ($0.07 per share) for the third quarter of 2003 as compared to $1,031,318 ($0.08 per share) for the third quarter of 2002.

Financial Condition, Liquidity and Capital Resources

During the first nine months of 2003, the Company's cash and cash equivalent balance increased by $390,689 principally as a result of cash used to fund the Company's operating activities of $3,025,449, offset by $3,536,988 of proceeds received, net of expenses, from the private placement of common stock and the issuance of common stock upon the exercise of options and warrants. At September 30, 2003, the Company had working capital of $5,514,238 and its shareholders' equity was $6,269,264.

In April 2003, the Company's wholly-owned subsidiary, SPD
Enterprises, Inc., invested $74,902 in SPD Inc., raising its equity ownership from 6.67% to 6.91%. SPD Inc.'s parent company invested at the same time and at the same price, $748,931, raising its equity ownership in SPD Inc. from 66.67% to 69.09%.

On October 1, 1998, the Company announced that Ailouros Ltd., a London-based institutional money management fund, has committed to purchase up to $15 million worth of common stock of the Company through December 31, 2001. This commitment is in the form of a Class A Warrant issued to Ailouros Ltd. which gives the Company the option in any three-month period to deliver a put notice to Ailouros requiring them to purchase an amount of common stock specified by the Company at a price equal to the greater of (A) 92% of the seven-day average trading price per share of common stock, or (B) a minimum or "floor" price per share set by the Company from time to time. The pricing was initially subject to an overall cap of $15 per share, which cap has now been eliminated by mutual agreement so that the Company may put stock to Ailouros at selling prices in excess of $15 per share. However, the Company is not required to sell any shares under the agreement. Before the beginning of each of a series of three-month periods specified by the Company, the Company determines the amount of common stock that the Company wishes to issue during such three-month period. The Company also sets the minimum selling or "floor" price, which can be reset by the Company in its sole discretion prior to the beginning of any subsequent three-month period. Therefore, at the beginning of each three-month period, the Company will determine how much common stock, if any, is to be sold (the amount of which can range from $0 to $1.5 million during such three-month period), and the minimum selling price per share. In March 2000, Ailouros agreed to expand its commitment beyond the original $15 million, thereby giving the Company the right to raise additional funds from Ailouros so long as the Company does not have to issue more shares than were originally registered with the Securities and Exchange Commission, and in December 2001 the expiration date of the Class A Warrant was extended to December 31, 2003. As of September 30, 2003, 169,417 shares remained registered for future issuance under the Class A Warrant.

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


Date: November 13, 2003

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

Dated: November 13, 2003                /s/ Robert L. Saxe
                                        Robert L. Saxe
                                        Chairman and Chief Executive Officer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

Dated: November 13, 2003     /s/ Joseph M. Harary
                             Joseph M. Harary
                             President, Treasurer, Principal Accounting Officer