Form 10-K
period 2003-12-31
RESEARCH FRONTIERS INC
filed 2004-03-15
CIK 793524

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-K

                   ANNUAL REPORT PURSUANT TO SECTION 13 or15(d) of THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003  Commission File Number 1-9399

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes X   No

As of March 15, 2004 there were 12,791,330 shares of Research Frontiers Incorporated common stock outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates was $167,799,773 computed in accordance with the rules of the SEC by reference to the closing price of the Company's common stock as of June 30, 2003 which was $13.98. In making this computation, all shares known to be owned by directors and executive officers of the Company and all shares known to be owned by other persons holding in excess of 5% of the Company's common stock have been deemed held by "affiliates" of the Company. Nothing herein shall prejudice the right of the Company or any such person to deny that any such director, executive officer, or stockholder is an "affiliate."

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

     SPDs use microscopic light-absorbing particles that are either in a liquid suspension or a film. The microscopic particles align when an electrical voltage is applied. This permits light to pass through the device, and allows the amount of light to be controlled. The first light valve of this type was invented by Dr. Edwin Land, founder of Polaroid Corporation, in the 1930s. Since 1965, Research Frontiers has been actively working to develop and license its own technology, which it protects using patents, trade secrets and know- how. Although patent and trade secret protection is not a guarantee of commercial success, Research Frontiers currently has approximately 438 patents and pending patent applications throughout the world protecting its technology.

     As a result of our efforts over the years, Research Frontiers Incorporated has become the world's leader in suspended-particle-device development and research, and licenses its light-control technology to other companies. Currently, our 29 licensees are categorized into three main areas: materials for making films (solutions and emulsions); film; and end-products. Our emulsion and solution makers produce the basic chemicals-the SPD particles and the various special polymers that work in conjunction with such particles, and from which SPD films are made. The film makers use a thin layer of solution or emulsion, as the case may be, which is coated between two sheets of plastic film which is then partly solidified to form an SPD film that allows users to control the amount of light passing through such film. The end-product licensees then incorporate such SPD light-control film into a variety of SPD-Smart products.

     The past several years have been important for Research Frontiers as we moved from being a company with a technology under development to a company with products using our technology being sold by our licensees. Awareness of SPD technology is at an all-time high. The technology has also recently received some prestigious awards, including the Best of What's New Award for home technology products from Popular Science and being named one of the top new technologies for 2002 by the Society of Automotive Engineers.

     SPD-Smart windows have been installed in business and commercial aircraft, as well as in architectural, automotive and appliance glass projects. SPD technology is a horizontal "enabling" technology cutting across many industries which has wide commercial applications in many types of products where variable light transmission is desired, such as:

- "smart" windows, skylights and sunshades for the architectural, aircraft, marine, automotive and appliance industries;
-   variable light transmission sunglasses, goggles and other eyewear;
-   self-dimmable automotive sunroofs, sunvisors and rear-view mirrors; and
- flat panel information displays for use in billboards, scoreboards, point-of-purchase advertising displays, traffic signs, computers, televisions, telephones, PDAs and other electronic instruments.

     Various licensees of Research Frontiers have developed SPD-
Smart windows and other products. Several of our licensees have already sold aircraft, architectural, and automotive windows, as well as glass doors for appliances using SPD technology. Also, prototypes of flat panel displays, eyewear, and self-dimming automotive rear-view mirrors have been developed. These prototypes demonstrate the feasibility and operation of the products they relate to, but they may need additional product design, engineering or testing before commercial products are introduced. In April 2001, Hankuk Glass Industries, Inc., a licensee of the Company, announced that its subsidiary devoted exclusively to the production of SPD film and end-products, SPD Inc., had acquired a factory in Incheon, Korea. SPD
Inc. announced in January 2002 that this factory had begun production of SPD film and end-products made from SPD film. Some of our licensees consider the exact stage of development, product introduction strategies and timetables, and other plans to be proprietary or secret, and as such cannot be disclosed by the Company until such licensees make their own public announcements or product launches. During
2002, 2003, and to date in 2004, marketing campaigns and product launches by our licensees have been announced under the indicated trademarks for their SPD-Smart products:

Licensee                           Trademark
Cricursa Cristales Curvados        Cri-Regulite
Innovative Glass Corporation       E-Glass
InspecTech Aero Service            SPD-Equipped, I-Shade
Kerros Lmited                      IntelliTint
SPD Technologies                   InfiniTint, New-View,
(f/k/a Razor's Edge Technologies)  Smart-Shade
SPD Systems Inc.                   Health Smart, VectorLux,
                                   InstaTint
ThermoView Industries              Alter-Lite

In addition, Research Frontiers introduced various marketing programs under the following trademarks: SPD-Smart, VaryFast The View of the Future - Everywhere you Look, Powered by SPD, and Visit
SmartGlass.com - to change your view of the World .

     Our licensee InspecTech Aero Service Inc. reported that they have received FAA certification for, and have already installed SPD-Smart windows on various aircraft. InspecTech reports having installed or currently engineered SPD-Smart windows for the following aircraft:

 -    Airbus A319, A320, A380
 -    Boeing 737,747, 757, 7E7, BBJ
 -    Bombardier Challenger 601, 604
 -    Bombardier Global Ex
 -    Bombardier Learjet 24, 25, 31, 35, 36, 45, 55,60
 -    Cessna Citation I, II, III
 -    Cessna Conquest I, II
 -    Cessna Citations 525,525A, 550,  Excel, 5 and CX
 -    Dassault Falcon 10, 50
 -    EADS Eurocopter EC 155
 -    Gulfstream (all models)
 -    Piaggio P180 Avanti, and Pilatus PC-12
 -    Raytheon Beechjet
 -    Raytheon Hawker 700, 800
 -    Raytheon King Air 90, 100, 200, 350
 -    Sikorsky S-92 Helicopter
 -    Textron-Lycoming Bell 430 Helicopter

     The following table summarizes Research Frontiers' existing license agreements and lists the year these agreements were entered into:

Licensee                 Products Covered                              Territory

Air Products and    SPD emulsions and films for other licensees (2003) Worldwide
Chemicals, Inc.

American Glass Products  Architectural and automotive windows (2002)   Worldwide
                                                                  (except Korea)

Asahi Glass Company      Sunroof glass for other licensees (2001)      Worldwide
and subsidiary
AGC Automotive Americas
(f/k/a AP Technoglass Co.)

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

BRG Group, Ltd.          Architectural and automotive windows (2002)   Worldwide
                                                                  (except Korea)

Cricursa Cristales Curvados Architectural and automotive windows(2002) Worldwide
                                                                  (except Korea)

Custom Glass Corporation  Windows and sunroofs for mass                Worldwide
                          transit trains/busses; SPD film         (except Korea)
                          lamination for other licensees (2003)

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

Global Mirror GmbH       Rear-view mirrors and sunvisors (1999)        Worldwide

Hankuk Glass Industries  Broad range of SPD light control products     Worldwide
                         including windows, flat panel displays,
                         automotive vehicle rear-view mirrors and sunvisors (installed as original equipment on Korean-made cars), and sunroofs; SPD film for licensees and prospective licensees (1997)

Hitachi Chemical Co.,Ltd SPD emulsions and films for other             Worldwide
                         licensees (1999)

Innovative Glass Corp.   Architectural windows (2003)                 US,Canada,
                                                                      and Mexico

InspecTech Aero Service  Aircraft and marine windows and cabin        Worldwide
                         dividers (2001)                          (except Korea)

Isoclima S.p.A.          Architectural and automotive windows; SPD     Worldwide
                         emulsion and film for other              (except Korea)
                         licensees (2002)

Kerros Limited           Automotive windows and sunroofs (2003)        Worldwide
                                                                  (except Korea)
                                                                for  aftermarket
                                                                   and UK only
                                                                     for OEMs

Laminated Technologies Inc. SPD film lamination for
                            other licensees (2002)                     Worldwide


Leminur Limited          Architectural windows (2003)                 Russia and
                                                                    Countries of
                                                                   former Soviet
                                                                        Union

N.V. Bekaert S.A (acquired   Architectural and automotive windows,     Worldwide
from Material Sciences Corp.)SPD film for other licensees, prospective licensees and architectural and automotive window companies (1997)

Polaroid Corporation      SPD emulsions and films for other            Worldwide
                          licensees (2000)

Saint-Gobain Glass France Architectural windows, automotive and other  Worldwide
                          transportation vehicle windows (other than     (except
                          aircraft and spacecraft), kitchen and laundry   Korea)
                          home appliance windows, and automotive sunvisors and rear-view mirrors for cars, SUVs, light trucks and other transportation vehicles (other than as original equipment mirrors on heavy trucks, busses, construction vehicles, firetrucks and other vehicles in Class 5-8 or weighing over 16,000 pounds) (2003)

SPD Technologies, Inc.    Architectural windows (2002)                 Worldwide
                                                                  (except Korea)

SPD Systems, Inc.    Architectural, appliance and marine windows (2002)Worldwide
                                                                  (except Korea)

ThermoView Industries, Inc.   Architectural windows (2000)             Worldwide
                                                                  (except Korea)

Traco, Inc.              Architectural windows (2003)                  Worldwide
                                                                  (except Korea)

Vision (Environmental    Architectural windows (2003)             United Kingdom
Innovation) Limited

     Licensees of Research Frontiers who incorporate SPD technology into end-products will pay Research Frontiers a royalty of 5-15% of net sales of licensed products under license agreements currently in effect, and may also be required to pay Research Frontiers minimum annual royalties. Licensees who sell products or components to other licensees of Research Frontiers do not pay a royalty on such sale and Research Frontiers will collect such royalty from the licensee incorporating such products or components into their own end-products. Research Frontiers' license agreements typically allow the licensee to terminate the license after some period of time, and give Research Frontiers only limited rights to terminate before the license expires. Most licenses are non-exclusive and generally last as long as our patents remain in effect. The license granted to Hankuk Glass Industries is exclusive within Korea for certain applications through December 2004. Global Mirror's license restricts new licenses from being granted in the truck mirror original equipment market for a period of time if certain sales milestones are met with respect to commercial vehicles in Classes 5 through 8 with gross vehicle weights in excess of 16,000 pounds.

     Although the Company believes based upon the status of current negotiations that additional license agreements with third parties will be entered into, there can be no assurance that any such additional license agreements will be consummated, or the extent that any current or future licensee of the Company will produce or sell commercial products using the Company's technology or generate meaningful revenue from sales of such licensed products.

     The Company plans to continue to exploit its SPD light valve technology by entering into additional license and other agreements with end-product manufacturers such as manufacturers of flat glass, flat panel displays, automotive products, and with other interested companies who may wish to acquire rights to manufacture and sell the Company's proprietary emulsions and films. The Company's plans also call for further development of its SPD light valve technology and the provision of additional technological and marketing assistance to its licensees to develop commercially viable products using SPD technology and expand the markets for such products. The Company cannot predict when or if new license agreements will be entered into or the extent to which commercial products will result from its existing or future licensees because of the risks inherent in the developmental process and because commercialization is dependent upon the efforts of its licensees as well as on the continuing research and development efforts of the Company.

     On March 15, 2004, the Company had thirteen full-time employees, six of whom are technical personnel, and the rest of whom perform legal, marketing, investor relations, and administrative functions. Of these employees, two have obtained a doctorate in chemistry, one has a masters in chemistry, two have extensive industrial experience in electronics and electrical engineering, and one has majored in physics. Three employees also have additional postgraduate degrees in business administration. Also the Company's suppliers and licensees have people on their teams with advanced degrees in a number of areas relevant to the commercial development of products using the Company's technology. The success of the Company is dependent on, among other things, the services of its senior management, the loss of whose services could have a material adverse effect upon the prospects of the Company.

     The Company believes that its SPD light valve technology has certain performance advantages over other technologies for so-called "smart windows," windows which electrically vary the amount of light passing through them, and automatically self-dimmable automotive rear-view mirrors.

     Variable light transmission technologies can be classified into two basic types: "active" technologies that can be controlled electrically by the user either automatically or manually, and passive technologies that can only react to ambient environmental conditions such as changes in lighting or temperature. One type of passive variable light transmission technology is photochromic technology; such devices change their level of transparency in reaction to external radiation. As compared to photochromic technology, the Company's technology permits the user to adjust the amount of light passing through the viewing area of the device rather than merely reacting to external radiation. In addition, the reaction time necessary to change from light to dark with SPDs can be almost instantaneous, as compared to the much slower reaction time for photochromic devices. Unlike SPD technology, photochromic technology does not function well at the high and low ends of the temperature range in which smart windows are normally expected to operate.

     The active, user-controllable technologies are sometimes referred to as "smart" technologies. These active technologies are far more useful because they can be controlled electrically by a user with a manual adjustment or automatically when coupled with a timer or sensing device such as a photocell, motion detector or thermostat. There are three main types of active devices which are compared below:

-     Electrochromic devices (EC)
-     Liquid crystal devices (LC)
-     Suspended-particle devices (SPD)

Electrochromic Technology: When compared to electrochromic windows and rear-view mirrors, which use a direct current voltage to alter the molecular structure of electrochromic materials (which can be in the form of either a liquid, gel or solid film) causing the material to darken, SPDs have numerous potential performance, manufacturing and cost advantages. In comparing the Company's
SPD light valves to electrochromic technologies, SPDs are expected to have some or all of the following advantages:

-     faster response time;
-     lower estimated costs;
-     more reliable performance over a wider temperature range;
-     capability of achieving darker off-states;
-     lower current drain;
-     higher estimated battery life in applications where batteries are used;
- no "iris effect" (where light transmission changes first occur at the outer edges of a window or mirror and then work their way toward the center) when changing from clear to dark and back again;
- SPD technology is a film-based technology that can be applied to plastic as well as glass, and which can be applied to curved as well as flat surfaces.

Many companies with substantially greater resources than Research Frontiers such as 3M, Asahi Glass, Gentex Corp., Pilkington, PPG Industries, Saint-Gobain and other large corporations have pursued or are pursuing projects in the electrochromic area. Some of these companies have reported discontinuing or substantially curtailing their work on electrochromics due to technical problems and issues relating to the expense of these technologies. At least two companies, Saint-Gobain and Sage Electrochromics, Inc. are currently actively working to commercialize electrochromic window products.

Liquid Crystal Technology: To date, the main types of liquid crystal smart windows have been produced by Taliq Corp. (a subsidiary of Raychem Corp. which has since discontinued its liquid crystal operations and licensed its technology to others), Nippon Sheet Glass, Saint-Gobain Glass, Polytronix, Inc. and 3M (which has also reportedly discontinued its liquid crystal film making operations). These windows are very expensive (having an estimated installed cost of as much as $200-250 per square foot where SPD windows have been sold for a fraction of this price), and only change from a cloudy opaque milky-white to a hazy clear state, with no useful intermediate states. As compared to liquid crystal windows, SPD smart windows should:

-     be less expensive to produce;
-     have less haze;
-     operate over a wider temperature range;
-     use less power;
-     permit an infinite number of intermediate states between a
-     transparent state and a dark blue state, rather than being just
-     "on" or "off" like LC windows.

     In the flat panel display market, the Company also expects to compete against various display technologies that are currently being used commercially. In particular, the Company expects its SPD technology to compete on the basis of the performance characteristics with liquid crystal displays ("LCDs") and organic light emitting diodes ("OLEDs"). An LCD is generally similar in construction to an SPD display, but instead of a liquid or film suspension, utilizes an organic material called a liquid crystal which, although comprised of molecules that flow like a liquid, has some of the characteristics of solid crystals. Like SPD displays, LCDs are "passive" devices which do not generate light, but merely reflect or modulate existing light. OLEDs emit light rather than transmit it, and unlike LCDs but similar to SPD displays, OLEDs promise to have wide viewing angles and low power consumption. However, several technological and manufacturing hurdles remain in the production of OLEDs including limited life expectancy, sensitivity to degradation from exposure to air and water, and cost. The market for flat panel displays was estimated by others to have been approximately $30.5 billion for 2002. The Company believes that some of its licensees may begin to challenge OLEDs and liquid crystal displays with SPDs for part of the flat panel display market during the next several years.

     The Company believes that its SPD light valves and related technology has significant advantages over existing display devices and related technology. In comparison to existing twisted nematic type LCDs, the Company's SPD displays are believed to have:

-     higher contrast and brightness;
-     a wider angle of view;
-     lower estimated production costs;
-     a less complex fabrication procedure;
-     the ability to function over a wider temperature range;
- the ability to make displays without using sheet polarizers or alignment layers;
- lower light loss and a corresponding reduction in backlighting requirements.

With respect to other types of displays which emit their own light, such as light-emitting diodes (LEDs) and cathode ray tubes (CRTs), the Company's SPD light valves should have the advantages of lower power consumption and make possible larger displays that are easier to read in bright light.

     LCDs and other types of displays, liquid crystal windows, as well as electrochromic self-dimmable rear-view mirrors, are already on the market, whereas products incorporating SPD technology (as well as electrochromic windows) have only begun to appear in the marketplace, so long-term durability and performance of SPD light valves have not yet been fully ascertained. The companies manufacturing LCD and other display devices, liquid crystal windows, and electrochromic self-dimmable rear-view mirrors and windows, have substantially greater financial resources and manufacturing experience than the Company. There is no assurance that comparable systems having the same advantages of the Company's SPD light valves could not be developed by competitors at a lower cost or that other products could not be developed which would render the Company's products difficult to market or technologically or otherwise obsolete.

     In each of the last three fiscal years the Company has devoted substantially all of its time to the development of one class of products, namely SPD light control technology, and therefore revenue analysis by class is not provided herein.

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

Research and Development

     As a result of the Company's research and development efforts, the Company believes that its SPD light valves will be usable in a number of commercial products. Such products may include one or more of the following fields: "smart" windows, variable light transmission eyewear such as sunglasses and goggles, self-dimmable automotive sunroofs, sunvisors and mirrors, and instruments and other information displays that use digits, letters, graphic images, or other symbols to supply information, including scientific instruments, aviation instruments, automobile dashboard displays and, if certain improvements can be made in various features of the Company's SPD light valves, portable computer displays and flat panel television displays. The Company believes that most of its research and development efforts have applicability to products that may incorporate the Company's technology. Based upon the current SPD-
Smart products being sold by various of its licensees, the Company believes that the state of development of its technology is sufficiently advanced, but that further improvements will result in accelerated market penetration. The Company intends to continue its research and development efforts for the foreseeable future to improve its SPD light valve technology and thereby assist our licensees in the product development, sales and marketing of various existing and new SPD-
Smart products.

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

Research Frontiers' main goals in its research and development are:

- developing wider ranges of light transmission and quicker switching speeds;
-         developing different colored particles;
-         reducing the voltage required to operate SPDs; and
- obtaining data and developing improved materials regarding environmental stability and longevity.

Research Frontiers incurred about $1,909,000, $1,859,000, and
$2,223,000 during the years ended December 31, 2003, 2002, and 2001, respectively, for research and development. Research Frontiers plans to engage in substantial continuing research and development activities.

Patents and Proprietary Information

     The Company has 29 United States patents in force, and three
United States patent applications are pending. The Company's United States patents expire at various dates from 2006 through 2021. The Company has approximately 208 issued foreign patents and 198 foreign and international patent applications pending. The Company's foreign patents expire at various dates from 2005 through 2021. The Company believes that its SPD light valve technology is adequately protected by its patent position and by its proprietary technological know-how. However, the validity of the Company's patents has never been contested in any litigation. To a lesser extent, the Company relies on trade secrets and nondisclosure agreements to protect its technology. The Company generally requires any employee, consultant, or licensee having access to its confidential information to execute an agreement whereby such person agrees to keep such information confidential.

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

ITEM 2.   PROPERTIES

     The Company recently expanded its facilities, extended its lease, and currently occupies approximately 9,500 square feet of space at a minimum annual rental of which in 2003 was approximately $143,500 for its executive office and research facility at 240 Crossways Park Drive, Woodbury, New York 11797 under a lease expiring January 31, 2014. The Company believes that its space, including its laboratory facilities, is adequate for its present needs.

ITEM 3.   LEGAL PROCEEDINGS

     There are no legal proceedings pending by or against the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                  PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY,
         RELATED STOCK HOLDER MATTERS AND ISSUER
         PURCHASES OF EQUITY SECURITIES

(a) Market Information

    (1)  The Company's common stock is traded on the NASDAQ
National Market. As of March 15, 2004, there were 12,791,330 shares of common stock outstanding.

    (2) The following table sets forth the range of the high and low selling prices (as provided by the National Association of Securities Dealers) of the Company's common stock for each quarterly period within the past two fiscal years:

         Quarter Ended                Low            High
         March 31, 2002               15.31          21.00
         June 30, 2002                11.09          18.60
         September 30, 2002            6.35          15.25
         December 31, 2002             7.81          11.76
         March 31, 2003                4.28           9.51
         June 30, 2003                 5.82          14.09
         September 30, 2003           11.09          17.20
         December 31, 2003             8.33          12.66

          These quotations may reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

(b) Approximate Number of Security Holders

    As of March 15, 2004, there were 631 holders of record of the
Company's common stock.   The Company estimates that there are
approximately 9,000 beneficial holders of the Company's common stock.

(c) Dividends

    The Company did not pay dividends on its common stock in 2003 and does not expect to pay any cash dividends in the foreseeable future. There are no restrictions on the payment of dividends.

(d) Issuer Purchases of Equity Securities

    None.

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

                                        Year ended December 31,
                             2003        2002     2001       2000      1999
Statement of Operations Data:
 Fee income              $  258,187 $  217,519 $  142,002 $  333,652 $  128,096
 Operating expenses (1)   2,537,317  2,631,139  3,155,305  3,375,638  2,008,611
 Research&development(1)  1,908,753  1,859,030  2,223,425  2,270,584  1,567,758
 Charge for reduction
  in value of investment
  in SPD Inc.(2)            615,200         --         --         --         --
 Non-recurring non-cash
  compensation expense (3)       --         --         --  3,133,748    671,052
                          5,061,270  4,490,169  5,378,730  8,779,970  4,247,421
 Operating loss          (4,803,083)(4,272,650)(5,236,728)(8,446,318)(4,119,325)
 Net investment income(4)    30,775    321,534    696,058    878,518    386,303

 Net loss                (4,772,308)(3,951,116)(4,540,670)(7,567,800)(3,733,022)
 Basic and diluted net loss
 per common share              (.38)      (.33)      (.38)      (.63)      (.34)
 Dividends per share             --         --         --         --         --

                                             As of December 31,
                             2003      2002       2001       2000        1999
Balance Sheet Data:
 Total current assets   $ 5,322,083 $5,293,629 $8,272,677 $15,358,819 $9,695,137
 Total assets             5,690,270  6,267,051  9,324,902  15,729,127 10,037,063
 Long-term debt, including
  accrued interest               --         --         --          --         --
Total shareholders'equity 5,469,427  5,974,466  9,049,920  14,737,917  9,507,736

(1) Research and development expenses for 1999 include $289,177 paid by the Company for 74 patents and patent applications acquired from Glaverbel, SA. During 2002, the Company reclassified costs associated with patents and patent applications from research and development expenses to operating expenses. The amount of patent costs reclassified from research and development expense to operating expense for the years ended December 31, 2001, 2000, and 1999 was approximately $411,000, $348,000 and $404,000, respectively.

(2) Reflects a non-cash charge against income of $255,200 recorded by the Company in the first quarter of 2003 to reflect a reduction in the value of its investment in SPD Inc. determined based upon recent financing activity of SPD Inc. The Company also recorded a further non-cash charge against income of $360,000 as of the end of 2003 to reflect a reduction in the value of its investment in SPD Inc. determined based upon its review of the financial position and results of operations of SPD Inc. as of and for the year ended December 31, 2003.

(3) During 1999, the Company granted 237,800 contingent performance options to employees, which vested only if a certain performance
     milestone in the price of the Company's common stock was      achieved
     during 2000. The charges recorded as a result of the issuance of these performance options were calculated based upon changes in the Company's stock price as of the end of each quarter until the vesting date, and are non-cash compensation charges.

(4) Net investment income for 2002 and 1999 includes $64,608 and $95,001, respectively, of interest income received from officers of the Company upon payment of notes receivable.

     ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Overview

     During 2003, the number of aircraft incorporating window shades using SPD-Smart technology increased, and the number of additional aircraft for which SPD-Smart electronic window shades have been designed and engineered also increased during 2003. In addition, the two largest jet manufacturers in the world have announced plans to include electronic smart window shades in their next-generation aircraft. In recent months, the Company has also seen that the amount (in terms of surface area and dollar value) of SPD-Smart glass being used in architectural projects has begun to increase as project architects and developers begin to utilize more SPD-Smart glass in their projects. Also, in late 2003, certain automakers have begun to incorporate SPD-Smart glass in production and concept vehicles, with some of these concept vehicles being exhibited at major auto shows. There appears to be a growing trend towards using more glass in architectural and automotive applications, including the introduction of panoramic roof systems and larger sunroofs for transportation vehicles. SPD-Smart technology can provide effective shading, glare control and heat management solutions for these larger glass areas. SPD-Smart windows have also begun to be used in yachts as well. The Company has also seen the adoption rate in terms of number of licensees, as well as the size of the organizations becoming licensees during 2003, increase. Also, products using SPD-Smart technology have begun to appear much more frequently at trade shows, conferences, and industry events, with such products not only being exhibited by our licensees, but also by their customers and by original equipment manufacturers. While there can be no assurance that these trends will continue, to the extent that they do continue, they each should have a beneficial effect on future fee income for the Company.

     Critical Accounting Policies

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

Results of Operations

Year ended December 31, 2003 Compared to the Year ended December 31, 2002

  The Company's fee income from licensing activities for 2003 was $258,187, as compared to $217,519 for 2002. This increase was primarily a result of new license agreements entered into in 2003 and scheduled increases in minimum annual royalties paid by some end-product licensees. Certain license fees, which are paid to the Company in advance of the accounting period in which they are earned resulting in the recognition of deferred revenue. Such revenue will be recognized as fee income in future periods. Also, licensees may offset some or all of their royalty payments on sales of licensed products for a given period by applying these advance payments towards such earned royalty payments.

  Operating expenses decreased by $93,822 for 2003 to $2,537,317 from $2,631,139 for 2002. This decrease was primarily the result of decreased expenses in connection with market research, public relations, consulting, travel and patent expenses, partially offset by increases in salaries, legal fees, reserves against the collection of future receivables, non-cash directors expenses resulting from the cashless exercise of stock options of $40,987, and insurance costs.

  Research and development expenditures increased by $49,723 to $1,908,753 for 2003 from $1,859,030 for 2002. This increase was primarily the result of increased payroll expenses primarily from performance bonuses paid to non-management employees and higher insurance costs.

  Investment income for 2003 was $30,775 as compared to a net gain from its investing activities of $256,926 for 2002. This difference was primarily due to a lower level of average investment balances in 2003 compared to 2002, and lower interest rates. In addition, during 2002 the Company recorded $64,608 of interest income on notes receivable from its officers which were repaid in the fourth quarter, while no such interest income was recorded for 2003 as no loans to officers were outstanding.

  During 2003, the Company recorded total non-cash accounting charges of $615,200 against income to reflect a reduction in the value of its investment in SPD Inc. These non-cash charges were determined as follows: During the first quarter of 2003, the Company recorded a non-cash charge against income of $255,200 to reflect a reduction in the value of its investment in SPD Inc. determined based upon recent financing activity of SPD Inc. The Company also recorded a further non-cash charge against income of $360,000 as of the end of 2003 to reflect a reduction in the value of its investment in SPD Inc. determined based upon its review of the financial position and results of operations of SPD Inc. as of and for the year ended December 31, 2003.

  As a consequence of the factors discussed above, the Company's net loss was $4,772,308 ($0.38 per share) for 2003 as compared to $3,951,116 ($0.33 per share) for 2002.

Year ended December 31, 2002 Compared to the Year ended December 31, 2001

  The Company's fee income from licensing activities for 2002 was $217,519, as compared to $142,002 for 2001. This increase in fee income was primarily the result of new license agreements entered into in 2002 and minimum annual royalties paid by end-product licensees.
In addition, the Company recorded a small amount of royalty income related to sales of licensed products by its licensees in the fourth quarter of 2002 which exceeded their minimum annual royalty payments. Certain license fees, which are paid to the Company in advance of the accounting period in which they are earned resulting in the recognition of deferred revenue. Such revenue will be recognized as fee income in future periods. Also, licensees may offset some or all of their royalty payments on sales of licensed products for a given period by applying these advance payments towards such earned royalty payments.

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

Financial Condition, Liquidity and Capital Resources

  During 2003, the Company's cash and cash equivalent balance decreased by $45,281, principally as a result of cash used to fund the Company's operating activities of $4,124,981, offset by $4,201,757 of proceeds received, net of expenses, from the issuance of common stock upon the exercise of options and warrants. At December 31, 2003, the Company had working capital of $5,101,240 and its shareholders' equity was $5,469,427.

  The Company occupies premises under an operating lease agreement which expires on January 31, 2014 and requires minimum annual rent which rises over the term of the lease to approximately $138,269.

  On October 1, 1998, the Company announced that Ailouros Ltd., a London-based institutional money management fund, committed to purchase up to $15 million worth of common stock of the Company through December 31, 2001. This commitment is in the form of a Class A Warrant issued to Ailouros Ltd. which gives the Company the option in any three-month period to deliver a put notice to Ailouros requiring them to purchase an amount of common stock specified by the Company at a price equal to the greater of (A) 92% of the seven-day average trading price per share of common stock, or (B) a minimum or "floor" price per share set by the Company from time to time. The pricing was initially subject to an overall cap of $15 per share, which cap has now been eliminated by mutual agreement so that the Company may put stock to Ailouros at selling prices in excess of $15 per share. However, the Company is not required to sell any shares under the agreement. Before the beginning of each of a series of three-month periods specified by the Company, the Company determines the amount of common stock that the Company wishes to issue during such three-month period. The Company also sets the minimum selling or "floor" price, which can be reset by the Company in its sole discretion prior to the beginning of any subsequent three-month period. Therefore, at the beginning of each three-month period, the Company will determine how much common stock, if any, is to be sold (the amount of which can range from $0 to $1.5 million during such three-month period), and the minimum selling price per share. In March 2000, Ailouros agreed to expand its commitment beyond the original $15 million, thereby giving the Company the right to raise additional funds from Ailouros so long as the Company does not have to issue more shares than were originally registered with the Securities and Exchange Commission, and in December 2001 the expiration date of the Class A Warrant was extended to December 31, 2003. In
December 2003, this expiration date for the Class A Warrant was further extended to December 31, 2005. As of March 15, 2004, the Company issued the remaining 99,417 shares registered and available for issuance under the Class A Warrant, resulting in net proceeds of approximately $1 million in fiscal 2004. As noted below, while no additional funding is projected to be required by the Company in order to maintain its current levels of expenditures for research and development, market development and other operations until at least the first quarter of 2005, the Company and Ailouros, which has been the Company's principal source of capital funding since 1999, are in discussions regarding an additional equity investment by Ailouros to raise additional working capital for the Company.

  During the second quarter of 2001, the Company, through its wholly-owned subsidiary, SPD Enterprises, Inc., invested approximately $750,000 for a minority equity interest in SPD Inc., a subsidiary of Hankuk Glass Industries Inc., Korea's largest glass manufacturer, which is dedicated exclusively to the production of suspended particle device (SPD) light-control film and a wide variety of end-products using SPD film. In April 2003, the Company's wholly-owned subsidiary, SPD Enterprises, Inc., invested $74,902 in SPD Inc., raising its equity ownership from 6.67% to 6.91%. SPD
Inc.'s parent company invested at the same time and at the same price, $748,931, raising its equity ownership in SPD Inc. from 66.67% to 69.09%. During 2003, the Company recorded total non-cash accounting charges of $615,200 against income to reflect a reduction in the value of its investment in SPD Inc. These non-cash charges were determined as follows: During the first quarter of 2003, the Company recorded a non-cash charge against income of $255,200 to reflect a reduction in the value of its investment in SPD Inc. determined based upon recent financing activity of SPD Inc. The Company also recorded a further non-cash charge against income of $360,000 as of the end of 2003 to reflect a reduction in the value of its investment in SPD Inc. determined based upon its review of the financial position and results of operations of SPD Inc. as of and for the year ended December 31, 2003.

     The Company expects to use its cash and the proceeds from maturities of its investments to fund its research and development of SPD light valves and for other working capital purposes. The
Company's working capital and capital requirements depend upon numerous factors, including the results of research and development activities, competitive and technological developments, the timing and cost of patent filings, the development of new licensees and changes in the Company's relationships with its existing licensees. The degree of dependence of the Company's working capital requirements on each of the foregoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements; the addition of new licensees may provide additional working capital or working capital requirements, and changes in relationships with existing licensees would have a favorable or negative impact depending upon the nature of such changes. Based upon existing levels of cash expenditures, assumed ten percent annual increases therein, existing cash reserves and budgeted revenues, the Company believes that it would not require additional funding for the next 13 months.There can be no assurance that expenditures will not exceed the anticipated amounts or that additional financing, if required, will be available when needed or, if available, that its terms will be favorable or acceptable to the Company. The Company will need to raise additional capital no later than the first quarter of 2005 if operations, including research and development and marketing, are to be maintained at current levels. If the Company cannot raise additional funds, it will be required to reduce expenses during 2004. Eventual success of the Company and generation of positive cash flow will be dependent upon the extent of commercialization of products using the Company's technology by the Company's licensees and payments of continuing royalties on account thereof.

Inflation

     The Company does not believe that inflation has a significant impact on its business.

New Accounting Standards

     In April 2003, the FASB determined that stock-based compensation should be recognized as a cost in the financial statements of a company, and that such costs be measured according to the fair value of the stock options. The FASB has not as yet determined the methodology of calculating fair value and plans to issue an accounting standard that would become effective in 2005. The
Company will continue to monitor communications on this subject from the FASB in order to determine the impact on the Company's consolidated financial statements.

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

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements listed in Item 15(a)(1) and
(2) are included in this Report beginning on page F-1.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.  CONTROLS AND PROCEDURES

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

                                 PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company has adopted a code of ethics applicable to its Chief Executive Officer, Chief Operating Officer, Treasurer and Chief Financial Officer, any Vice President and other employees of the Company with important roles in the financial reporting process. This Code of Ethics was adopted by the entire Board of Directors of the Company, including all of its Audit Committee members, in March 2004 in accordance with the requirements of the Sarbanes Oxley Act. The code of ethics is available on the Company's website at www.SmartGlass.com and is also filed as an exhibit to this Annual Report on Form 10-K. The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding any amendment to, or waiver from, a provision of this code of ethics by posting such information on the website specified above.

The other information required by this Item 10 is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Commission on or before April 30, 2004, in connection with the Company's Annual Meeting of Stockholders scheduled to be held on June 10, 2004.

ITEM 11.       EXECUTIVE COMPENSATION

     The information required by this Item 11 is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Commission on or before April 30, 2004, in connection with the Company's Annual Meeting of Stockholders scheduled to be held on June 10, 2004. Notwithstanding anything to the contrary set forth herein or in any of the Company's past or future filings with the Securities and Exchange Commission that might incorporate by reference the Company's definitive Proxy Statement, in whole or in part, the report of the compensation committee and the stock price performance graph contained in such definitive Proxy Statement shall not be incorporated by reference into this Annual Report on Form 10-K or in any other such filings.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Commission on or before April 30, 2004, in connection with the Company's Annual Meeting of Stockholders scheduled to be held on June 10, 2004.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Commission on or before April 30, 2004, in connection with the Company's Annual Meeting of Stockholders scheduled to be held on June 10, 2004.

                                  PART IV

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this Item 14 is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Commission on or before April 30, 2004, in connection with the Company's Annual Meeting of Stockholders scheduled to be held on June 10, 2004.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES  AND REPORTS ON FORM 8-K

     (a)(1) and (2)  Financial Statements and Financial Statement Schedules

     The following consolidated financial statements of Research
Frontiers Incorporated, the related notes thereto, together with the report thereon of KPMG LLP are filed under Item 8 of this Report.

Independent Auditors' Report . . . . . . . . . . . . . . . . . . . .       F-1

Consolidated Financial Statements:

    Consolidated Balance Sheets,
         December 31, 2003 and 2002. . . . . . . . . . . . . . . . .       F-2

    Consolidated Statements of Operations,
         Years ended December 31, 2003, 2002 and 2001. . . . . . . .       F-3

    Consolidated Statements of Shareholders' Equity,
         Years ended December 31, 2003, 2002 and 2001. . . . . . . .       F-4

    Consolidated Statements of Cash Flows,
         Years ended December 31, 2003, 2002 and 2001. . . . . . . .       F-5

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

10.5.4 Fourth Amendment to Lease dated January 13, 2004 between the Company and Industrial and Research Associates Co.
        Filed herewith.

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

10.23 License Agreement effective as of July 2, 2002 between the Company and Isoclima S.p.A. Previously filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.24 License Agreement effective as of August 19, 2002 between the Company and Razor's Edge Technologies, Inc.
        Previously filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.25 License Agreement effective as of October 7, 2002 between the Company and American Glass Products (Glass
        Technology Investment Ltd.). Previously filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.26 License Agreement effective as of October 7, 2002 between the Company and SPD Systems, Inc. Previously filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.27 License Agreement effective as of October 24, 2002 between the Company and Cricursa Cristales Curvados S.A.
        Previously filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.28 License Agreement effective as of December 9, 2002 between the Company and BRG Group, Ltd. Previously filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.29 License Agreement effective as of December 13, 2002 between the Company and Laminated Technologies Inc. Previously filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.30 License Agreement effective as of April 17, 2003 between the Company and Custom Glass Corporation. Filed herewith with portions of this document omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.31 License Agreement effective as of May 2, 2003 between the Company and Air Products and Chemicals, Inc. Filed herewith with portions of this document omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.32 License Agreement effective as of May 30, 2003 between the Company and Kerros Limited. Filed herewith with portions of this document omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.33 License Agreement effective as of June 6, 2003 between the Company and Traco, Inc. Filed herewith with portions of this document omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.34 License Agreement effective as of June 16, 2003 between the Company and Saint-Gobain Glass France S.A. Filed herewith with portions of this document omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.35 License Agreement effective as of August 1, 2003 between the Company and Vision (Environmental Innovation)
        Limited. Filed herewith with portions of this document omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.36 License Agreement effective as of November 13, 2003 between the Company and Innovative Glass Corporation.
        Filed herewith with portions of this document omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange
        Commission, and incorporated herein by reference.

10.37 License Agreement effective as of December 11, 2003 between the Company and Leminur Limited. Filed herewith with portions of this document omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

14      Code of Ethics of Research Frontiers Incorporated. Filed herewith.

21      Subsidiaries of the Registrant - SPD Enterprises, Inc.

23      Consent of KPMG LLP - Filed herewith.

31.1    Rule 13a-14(a)/15d-14(a) Certification of Robert L. Saxe-Filed herewith.

31.2    Rule 13a-14(a)/15d-14(a) Certification of JosephM.Harary-Filed herewith.

32.1    Section 1350 Certification of Robert L. Saxe- Filed herewith.

32.2    Section 1350 Certification of Joseph M. Harary- Filed herewith.

*    Executive Compensation Plan or Arrangement.

     (b)  Reports on Form 8-K:

     None

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

Dated:  March 12, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                     Position            Date

/s/Robert M. Budin            Director            March 12, 2004
   Robert M. Budin

/s/Joseph M. Harary           Director, President,March 12, 2004
   Joseph M. Harary           Treasurer

/s/Victor F. Keen             Director            March 12, 2004
   Victor F. Keen

/s/Albert P. Malvino          Director            March 12, 2004
   Albert P. Malvino

/s/Robert L. Saxe             Director, Chairman  March 12, 2004
   Robert L. Saxe


                       Independent Auditors' Report



The Shareholders and Board of Directors
Research Frontiers Incorporated:


We have audited the accompanying consolidated balance sheets of Research Frontiers Incorporated and subsidiary as of December 31,
2003 and 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Research Frontiers Incorporated and subsidiary at December 31,
2003 and 2002 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

                              /s/ KPMG LLP


Melville, New York
March 9, 2004

                RESEARCH FRONTIERS INCORPORATED

                  Consolidated Balance Sheets

                   December 31, 2003 and 2002

                      Assets                                   2003        2002
Current assets:
 Cash and cash equivalents                             $  5,072,290   5,117,571
 Marketable investment securities-available for sale          7,875      11,250
 Royalty receivables, net of reserves
  of $50,000 in 2003 and $0 in 2002                         159,891     138,147
 Prepaid expenses and other current assets                   82,027      26,661
                       Total current assets               5,322,083   5,293,629

Investment in SPD Inc.                                      209,704     750,002
Fixed assets, net                                           135,878     200,815
Deposits and other assets                                    22,605      22,605

                                 Total assets          $  5,690,270   6,267,051

       Liabilities and Shareholders' Equity

Current liabilities:
 Accounts payable                                      $     85,821      88,609
 Deferred revenue                                            23,683      12,000
 Accrued expenses and other                                 111,339     191,976

                            Total liabilities               220,843     292,585

Shareholders' equity:
 Common stock, par value $0.0001 per share;
  authorized 100,000,000 shares,
  issued and outstanding 12,683,413 and 12,215,879
  shares for 2003 and 2002                                    1,268       1,222
 Additional paid-in capital                              56,395,409  52,124,811
 Accumulated other comprehensive income (loss)               (4,625)     (1,250)
 Accumulated deficit                                    (50,922,625)(46,150,317)

                   Total shareholders' equity             5,469,427   5,974,466

Commitments and contingencies (note 11)

   Total liabilities and shareholders' equity           $ 5,690,270   6,267,051

See accompanying notes to consolidated financial statements.



                RESEARCH FRONTIERS INCORPORATED

             Consolidated Statements of Operations

          Years ended December 31, 2003, 2002 and 2001


                                         2003        2002          2001

Fee income                      $     258,187     217,519       142,002

Operating expenses                  2,537,317   2,631,139     3,155,305
Research and development            1,908,753   1,859,030     2,223,425
Charge for reduction in value
 of investment in SPD Inc.            615,200          --            --
                                    5,061,270   4,490,169     5,378,730

          Operating loss           (4,803,083) (4,272,650)   (5,236,728)

Net investment income                  30,775     256,926       696,058

Interest income on notes receivable
    from officers                          --      64,608            --

          Net loss              $  (4,772,308) (3,951,116)   (4,540,670)

Basic and diluted net loss
 per common share               $       (0.38)      (0.33)        (0.38)

Weighted average number of
common shares outstanding          12,436,879  12,152,506    12,085,609

See accompanying notes to consolidated financial statements.

                                RESEARCH FRONTIERS INCORPORATED
                               Statements of Shareholders' Equity
                        Years ended December 31, 2003, 2002 and 2001

                                                                                    Accumulated
                            Common Stock      Additional  Accumulated    Treasury   Other Compre-         Notes
                         Shares     Amount  Paid in Capital Deficit   Stock,at Cost hensive Income(Loss) Receivable  Total


Balance,December 31,2000 12,103,683 $1,210 52,594,293 (37,658,531)       --(46,094)(152,961)14,737,917
Issuance of common stock    407,175     41  6,778,991          --        --     --       --  6,779,032
Purchase of treasury stock       --     --         --          --(8,144,693)    --       -- (8,144,693)
Retirementof treasury stock(407,065)   (40)(8,144,653)         -- 8,144,693     --       --         --
Comprehensive loss:
 Net loss                        --     --         --  (4,540,670)       --     --       -- (4,540,670)
Unrealized gain on available-
 for-sale securities             --     --         --          --        -- 87,929       --     87,929
   Total Comprehensive Loss                                                                 (4,452,741)
Issuance of warrants
 for services performed       4,402     --    130,405          --        --     --       --    130,405
Balance,December 31,2001 12,108,195  1,211 51,359,036 (42,199,201)       -- 41,835 (152,961) 9,049,920
Issuance of common stock    297,875     30  3,011,021          --        --     --       --  3,011,051
Purchase of treasury stock       --     --         --          --(2,354,608)    --       -- (2,354,608)
Retirement oftreasury stock(190,441)   (19)(2,354,589)         -- 2,354,608     --       --         --
Comprehensive loss:
Net loss                         --     --         --  (3,951,116)       --     --       -- (3,951,116)
Unrealized loss on available-
 for-sale securities             --     --         --          --        --(43,085)      --    (43,085)
   Total Comprehensive Loss                                                                 (3,994,201)
Loan repayment from officers     --     --         --          --        --     --  152,961    152,961
Issuance of stock, options and warrants
 for services performed         250     --    109,343          --        --     --       --    109,343
Balance,December 31,2002 12,215,879 $1,222 52,124,811 (46,150,317)       -- (1,250)      --  5,974,466
Issuance of common stock    460,025     46  4,201,711          --        --     --       --  4,201,757
Comprehensive loss:
Net loss                         --     --         --  (4,772,308)       --     --       -- (4,772,308)
Unrealized loss on available-
 for-sale securities             --     --         --          --        -- (3,375)      --     (3,375)
   Total Comprehensive Loss                                                                 (4,775,683)
Issuance of stock, options and warrants
 for services performed       7,509     --     68,887          --        --     --       --     68,887
Balance,December 31,2002 12,683,413 $1,268 56,395,409 (50,922,625)       -- (4,675)      --  5,469,427

See accompanying notes to financial statements.



                              RESEARCH FRONTIERS INCORPORATED
                           Consolidated Statements of Cash Flows
                          Years ended December 31, 2003, 2002 and 2001

                                                     2003       2002       2001
Cash flows from operating activities:
 Net loss                                     $(4,772,308)(3,951,116)(4,540,670)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization                  112,092    114,170    118,657
    Provision for uncollectible
     royalty receivables                           50,000         --         --
    Charge for reduction in value
     of investment in SPD Inc.                    615,200         --         --
    Expense relating to cashless
     exercise of stock options                     40,987         --     17,588
    Expense relating to issuance of stock,options
     and warrants for services performed           27,900    109,343    112,817
    Impairment loss on marketable securities           --     37,500         --
    Changes in assets and liabilities:
     Royalty receivables                          (71,744)  (100,647)   (37,500)
     Prepaid expenses and other current assets    (55,366)   107,389    106,939
     Deferred revenue                              11,683    (25,500)        (2)
     Accounts payable and accrued expenses        (83,425)    43,103   (716,226)

Net cash used in operating activities          (4,124,981)(3,665,758)(4,938,397)

Cash flows from investing activities:
 Proceeds from sale and maturity
  of held-to-maturity securities                       --         --  1,319,572
 Proceeds from sale of available-for-sale securities   --  6,991,771  2,996,409
 Investment in SPD, Inc., at cost                 (74,902)        --   (750,002)
 Purchases of fixed assets                        (47,155)  ( 35,367)  ( 50,572)

Net cash(used in)provided by investing activities(122,057) 6,956,404  3,515,407

Cash flows from financing activities:
 Repayment of principal on officer's loans             --    152,961         --
 Proceeds from issuances of
  common stock and warrants                     4,201,757  3,175,362  6,614,721
 Purchase of treasury stock                            -- (2,354,608)(8,144,693)

Net cash provided by (used in)
  financing activities                          4,201,757    973,715 (1,529,972)

Net (decrease) increase in
 cash and cash equivalents                        (45,281) 4,264,361 (2,952,962)
Cash and cash equivalents at beginning of year  5,117,571    853,210  3,806,172
Cash and cash equivalents at end of year       $5,072,290  5,117,571    853,210

See accompanying notes to consolidated financial statements.


                RESEARCH FRONTIERS INCORPORATED
           Notes to Consolidated Financial Statements
                December 31, 2003, 2002 and 2001

(1)     Business

Research Frontiers Incorporated ("Research Frontiers" or the
"Company") operates in a single business segment which is engaged in the development and marketing of technology and devices to control the flow of light. Such devices, often referred to as "light valves" or suspended particle devices (SPDs), use colloidal particles that are either incorporated within a liquid suspension or a film, which is usually enclosed between two sheets of glass or plastic having transparent, electrically conductive coatings on the facing surfaces thereof. At least one of the two sheets is transparent. SPD technology, made possible by a flexible light-control film invented by RFI, allows the user to instantly and precisely control the shading of glass/plastic manually or automatically. SPD technology has numerous product applications, including: SPD-Smart windows, sunshades, skylights and interior partitions for homes and buildings; automotive windows, sunroofs, sun-visors, sunshades, rear-view mirrors, instrument panels and navigation systems; aircraft windows; eyewear products; and flat panel displays for electronic products. SPD-Smart light control film is now being used in architectural, automotive, marine, aerospace and appliance applications.

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

As discussed in note 9(d), the Company's principal source of funding since 1999 has been direct investments by Ailouros Ltd, a London-based institutional money management fund. Through March 9, 2004, the Company issued the remaining 99,417 shares registered and available for issuance under the Class A Warrant, resulting in net proceeds of approximately $1 million in fiscal 2004. The Company will need to raise additional capital no later than the first quarter of 2005 if operations, including research and development and marketing, are to be maintained at current levels. If the Company cannot raise additional funds, it will be required to reduce expenses during 2004.

(2) Summary of Significant Accounting Policies

   (a)  Cash and Cash Equivalents

The Company considers securities purchased with original maturities of three months or less to be cash equivalents. Cash equivalents consist of short-term investments in money market accounts at December 31, 2003 and 2002.

   (b)  Marketable Investment Securities

Marketable investment securities at December 31, 2003 and 2002 consisted of an equity security. The Company classifies its securities into available-for-sale which are recorded at fair value with unrealized holding gains and losses excluded from earnings and are reported as a separate component of shareholders' equity until realized. Dividend and interest income are recognized when earned. Cost is maintained on a specific identification basis for purposes of determining realized gains and losses on sales of investments. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair market value. The impairment is charged to earnings and a new cost basis for this security is established. During the fourth quarter of 2002, the Company reduced the carrying amount of its equity security by $37,500 because of a sustained reduction in the market price of the stock.

   (c)  Fixed Assets

Fixed assets are carried at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets.

   (d)  Fee Income

Fee income represents amounts earned by the Company under various license and other agreements (note 10) relating to technology developed by the Company. During fiscal 2003, four licensees of the Company accounted for 19%, 19%, 19% and 15%, respectively of fee income recognized during the year. During fiscal 2002, four licensees of the Company accounted for 23%, 23%, 17% and 11%, respectively of fee income recognized during the year. During fiscal 2001, three licensees of the Company accounted for 35%, 26% and 26%, respectively of fee income recognized during the year.

   (e)  Basic and Diluted Loss Per Common Share

Basic earnings (loss) per share excludes any dilution. It is based upon the weighted average number of common shares outstanding during the period. Dilutive earnings (loss) per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company's dilutive earnings (loss) per share equals basic earnings (loss) per share for each of the years in the three-year period ended December 31, 2003 because all common stock equivalents (i.e., options and warrants) were antidilutive in those periods. The number of options and warrants that was not included because their effect is antidilutive was 2,691,726, 2,667,701, and 2,542,576, for 2003, 2002, and 2001, respectively.

   (f)  Research and Development Costs

Research and development costs are charged to expense as incurred.

   (g)  Patent Costs

The Company expenses costs relating to the development or acquisition of patents due to the uncertainty of the recoverability of these items.

   (h)  Use of Estimates

The preparation of the Company's consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during this period. Significant items subject to such estimates and assumptions include the valuation of deferred income tax assets. Actual results could differ from those estimates.

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

   (k)  Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123, "Accounting for Stock-Based Compensation." Additionally, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company adopted the disclosure provisions of this statement in the fiscal quarter ended March 31, 2003.

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

The following table illustrates the effect on net loss and earnings per share as if the fair value method had been applied:.

                                                2003      2002      2001

Net loss, as reported                       $(4,772,308)$(3,951,116)$(4,540,670)

Add:    Stock-based employee compensation
        expense included in reported net loss    40,987          --          --

Deduct: Total stock-based employee
        compensation determined under fair-
        value based method for all awards   $  (873,262) (5,393,206) (2,011,685)

                             Pro forma      $(5,604,583)$(9,344,322)$(6,552,355)

Basic and diluted net loss
per common share           As reported          $ (0.38)    $ (0.33)    $ (0.38)
                           Pro forma            $ (0.45)    $ (0.77)    $ (0.54)

The per share weighted average fair value of warrants issued to directors and stock options granted during 2003, 2002, and 2001, was approximately $7.45, $7.41, and $12.41, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                Expected        Risk-Free       Expected Stock  Expected Life
Grant Date      Dividend Yield  Interest Rate   Volatility      in Years
June 2003           0 %          1.750%         82.050%          3.77
December 2002       0 %          3.268%         78.340%          3.77
September 2002      0 %          3.268%         78.340%          3.77
June 2002           0 %          3.754%         78.280%          3.77
September 2001      0 %          3.787%         90.190%          3.62
June 2001           0 %          4.768%         85.170%          3.62
December 2000       0 %          5.200%         64.659%          3.62
October 2000        0 %          5.760%         65.076%          3.62
June 2000           0 %          6.290%         64.532%          3.62
February 2000       0 %          6.600%         56.400%          3.62

           (l)  Accumulated Other Comprehensive Income (loss)

The change in accumulated other comprehensive income (loss) was $3,375 for the year-ended December 31, 2003 for the unrealized holding losses on available-for-sale securities for the period, and $43,085 for the year ended December 31, 2002 which was comprised of reclassification adjustments for gains realized in net income of $80,585 and an impairment loss in the amount of $37,500 for a decline in value that is other than temporary. The unrealized gains on available-for-sale securities of $87,929 for the year ended December 31, 2001 is comprised of $168,985 of unrealized holding gains arising during the period less reclassification adjustments for gains realized in net income of $81,056 during the period.

    (m)  Revenue Recognition

The Company has entered into a number of license agreements covering its light control technology. The Company receives minimum annual royalties under certain license agreements and records fee income on a ratable basis each quarter. In instances when sales of licensed products by its licensees exceed minimum annual royalties, the Company recognizes fee income as the amounts have been earned. Certain of the fees are accrued by, or paid to, the Company in advance of the period in which they are earned resulting in deferred revenue. Such excess amounts are recorded as deferred revenue and recognized into income in future periods as earned.

   (n)  Reclassifications

During 2002, the Company has reclassified costs associated with patents and patent applications from research and development expenses to operating expenses. The amount of patent costs for the year ended December 31, 2002 was approximately $372,000. The reclassification was also reflected in the consolidated statement of operations for the year ended December 31, 2001 to conform to the current period's presentation. The amount of patent costs reclassified from research and development expense to operating expense for the year ended December
31, 2001 was approximately $411,000.

   (o)  Recently Issued Accounting Standards

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

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation No. 46 clarifies the application of Accounting Research Bulletin No. 51 and applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date. This Interpretation is applicable to the Company in the quarter ending December 31, 2003, for interests acquired in variable interest entities prior to February 1, 2003. This Interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack specified characteristics. The adoption of this Interpretation did not have an impact on the Company's financial statements because the Company does not have any interest in variable interest entity.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain
Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify certain financial instruments as a liability (or as an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on the Company's financial statements because the Company has no financial instruments subject to SFAS No. 150.

    (p)  Impairment of Long-Lived Assets

In accordance with SFAS No. 144, "Accounting for the Impairment or
Disposal of Long-Lived Assets," the Company reviews long-lived assets to determine whether an event or change in circumstances indicates the carrying value of the asset may not be recoverable. The Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets and any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flows analysis at the lowest level for which identifiable cash flows exist. If impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the fair value of the asset. Fair value is the amount at which the asset could be bought or sold in a current transaction between a willing buyer and seller other than in a forced or liquidation sale and can be measured as the asset's quoted market price in an active market or, where an active market for the asset does not exist, the Company's best estimate of fair value based on discounted cash flow analysis. Assets to be disposed of by sale are measured at the lower of carrying amount or fair value less estimated costs to sell. The implementation of SFAS No. 144 had no impact on the Company's financial position or results of operations.

    (q)  Supplemental Cash Flow Information

The following is supplemental information relating to the Company's consolidated statement of cash flows:
                                                  2003         2002        2001
Non-cash financing activities:
 Receivable from warrant exercise        $          --           --     164,311

(3)     Investment in SPD Inc.

During the second quarter of 2001, the Company, through its wholly-owned subsidiary, SPD Enterprises, Inc., invested approximately
$750,000 for a minority equity interest in SPD Inc., a subsidiary of Hankuk Glass Industries Inc., Korea's largest glass manufacturer, which is dedicated exclusively to the production of suspended particle device
(SPD) light-control film and a wide variety of end-products using SPD film. In April 2003, the Company's wholly-owned subsidiary, SPD Enterprises, Inc., invested $74,902 in SPD Inc., raising its equity ownership from 6.67% to 6.91%. SPD Inc.'s parent company invested at the same time and at the same price, $748,931, raising its equity ownership in SPD Inc. from 66.67% to 69.09%. Because of the 2003 financing activities by SPD Inc. in which Hankuk and SPD Enterprises paid a lower price than originally paid by SPD Enterprises in connection with its initial investment in SPD Inc., the value of SPD Enterprises' investment in SPD Inc. was reduced by $255,200 during the first quarter of 2003. The Company also recorded a further non-cash charge against income of $360,000 as of the end of 2003 to reflect a reduction in the value of its investment in SPD Inc. determined based upon its review of the financial position and results of operations of SPD Inc. as of and for the year ended December 31, 2003. The Company's license agreement with Hankuk Glass Industries provides for the payment of minimum annual royalties to the Company in 2002 and 2003.

(4)     Marketable Investment Securities

The fair value of marketable investment securities is based upon quoted market prices. The amortized cost, gross unrealized holding gains and fair value for the Company's securities at December 31, 2003 and 2002 were as follows:

                            Amortized Cost Gross Unrealized Holding   Fair Value
                                             Gains     (Losses)
At December 31, 2003:

Available-for-sale securities:
Equity securities                  12,500       --      (4,625)           7,875

At December 31, 2002:

Available-for-sale securities:
Equity securities                  12,500       --      (1,250)          11,250

(5)  Notes Receivable from Officers

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

(6)  Fixed Assets

Fixed assets and their estimated useful lives, are as follows:

                                     2003       2002  Estimated useful life
Equipment and furniture       $ 1,126,348  1,084,708  5 years
Leasehold improvements            282,660    277,145  Life of lease or estimated
                                1,409,008  1,361,853    life if shorter
Less accumulated depreciation
    and amortization            1,273,130  1,161,038
                              $   135,878    200,815

(7)   Accrued Expenses and Other

Accrued expenses consist of the following at December 31, 2003 and 2002:

                                              2003              2002
Payroll, bonuses and related benefits      $56,269            85,974
Professional services                       38,450            91,846
Other                                       16,620            14,156
                                         $ 111,339           191,976

(8)     Income Taxes

There was no income tax expense in 2003, 2002 and 2001 due to losses incurred by the Company.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2003 and 2002 are presented below.
                                              2003            2002
Deferred tax assets:
 Depreciation                            $  78,615           66,000
 Impairment of Investment                  246,080               --
 Net operating loss carryforwards       15,823,741       14,268,000
 Research and other credits                939,962          873,000
  Total gross deferred tax assets       17,088,398       15,207,000
 Less valuation allowance               17,088,398       15,207,000
                                                --               --

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon future taxable income during the period in which those temporary differences become deductible. The
Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon its historical operating losses, the Company believes that it is more likely than not that deferred tax assets will not be realized. Accordingly, the Company has recorded a full valuation allowance against the deferred tax assets, as they will not be realized unless the Company achieves profitable operations in the future.

At December 31, 2003, the Company had a net operating loss carryforward for federal income tax purposes of $39,559,352, varying amounts of which will expire in each year from 2004 through 2023. Research and other credit carryforwards of $939,962 are available to the Company to reduce income taxes payable in future years principally through 2023. Net operating loss carryforwards of $766,757 and research and other credit carryforwards of $30,632 are scheduled to expire during fiscal 2004, if not utilized.

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

During 2003, the Company received $4,201,757 of net cash proceeds from (i) the issuance of 25,000 shares of common stock of the Company (along with a ten-year warrant to purchase 25,000 shares of common stock of the Company at an exercise price of $9.00 per share) in a private placement to a director of the Company resulting in net proceeds of $165,000; (ii) 364,300 shares of common stock issued upon the exercise of warrants resulting in net proceeds of $3,527,148; and (iii) the issuance of 69,475 shares of common stock issued upon the exercise of options resulting in net proceeds of $509,590. In addition, 3,754 shares were issued through the cashless exercise of certain options and warrants, resulting in non-cash directors expense of $40,987 being recorded, and 9,995 shares with a value of $108,995 were delivered to the Company and immediately retired in payment of the exercise price of options to purchase 15,000 shares.

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

In 1998, the shareholders approved a stock option plan (1998 Stock
Option Plan) which provides for the granting of both incentive stock options at the fair market value at the date of grant and nonqualified stock options at or below the fair market value at the date of grant to employees or non-employees who, in the determination of the Board of Directors, have made or may make significant contributions to the Company in the future. The Company may also award stock appreciation rights or restricted stock under this plan. The Company initially reserved 540,000 shares of its common stock for issuance under this plan. In 1999, the Company's shareholders approved an additional 545,000 shares for issuance under this Plan, and in each of 2000 and 2002, the Company's shareholders approved an additional 600,000 shares for issuance under this Plan. As of December 31, 2003, awards for 544,822 shares of common stock were available for issuance under this Plan.

At the discretion of the Board of Directors, options expire in ten years or less from the date of grant and are generally fully exercisable upon grant but in some cases may be subject to vesting in the future. Full payment of the exercise price may be made in cash or in shares of common stock valued at the fair market value thereof on the date of exercise, or by agreeing with the Company to cancel a portion of the exercised options. When an employee exercises a stock option through the surrender of options held, rather than of cash for the option exercise price, compensation expense is recorded in accordance with APB Opinion No.
25. Accordingly, compensation expense is recorded for the difference between the quoted market value of the Company's common stock at the date of exchange and the exercise price of the option. During 2003, the Company recorded a non-cash expense of $40,987 related to a cashless exercise of options.

Activity in stock options is summarized below:

                              Number of Shares       Weighted Average
                              Subject to Option              Exercise Price
Balance at December 31, 2000       1,948,501              $10.00
   Granted                           416,550              $20.20
   Cancelled                              --                  --
   Exercised                         (48,175)             $ 8.00

Balance at December 31, 2001       2,316,876              $11.88
   Granted                           168,000              $12.76
   Cancelled                              --                  --
   Exercised                         (44,375)             $ 6.38

Balance at December 31, 2002       2,440,501              $12.04
    Granted                           86,500              $12.62
    Cancelled                         (3,000)             $15.41
    Exercised                        (84,475)             $ 7.32

Balance at December 31, 2003       2,439,526              $12.22

The following table summarizes information about stock options at December 31, 2003:

                                               Weighted
                                               Average      Weighted   Weighted
                                               Remaining    Average    Average
Range of          Options       Contractual    Exercise     Shares      Exercise
Exercise Price  Outstanding     Life (Years)   Price        Exercisable  Price

$3.00 to $6.00    109,802        2.92          $  5.97        109,802   $ 5.97
$6.01 to $7.50    592,851        4.02          $  7.31        592,851   $ 7.31
$7.51 to $9.00    552,501        4.72          $  8.35        552,501   $ 8.35
$9.01 to $12.00   316,025        4.80          $  9.87        316,025   $ 9.87
$12.01 to $15.00  418,047        6.08          $ 13.38        418,047   $13.38
$15.01 to $19.00  112,000        6.92          $ 18.99        105,000   $19.00
$19.01 to $37.03  338,300        7.21          $ 27.70        328,300   $27.42
                2,439,526        5.16          $ 12.22      2,422,526   $12.10

During 2003, the Company issued options to a consultant to purchase 5,000 shares of common stock at an exercise price of $9.54 per share. The Company recorded $27,900 of non-cash expense in connection with the issuance of these options.

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

  (ii)    Warrants

Activity in warrants is summarized below, excluding the effect of the warrants discussed in note 9(d)):

                                    Number of Shares             Exercise
                              Underlying Warrants Granted          Price

Balance at December 31, 2000          275,700                 $ 5.88-21.00
  Exercised                           (30,000)                  7.99-11.00
  Terminated                          (20,000)                 16.00-21.00
  Issued                                   --                           --

Balance at December 31, 2001          225,700                 $ 5.88-13.50
  Exercised                            (8,500)                  7.99 -8.98
  Terminated                               --                           --
  Issued                               10,000                        12.19

Balance at December 31, 2002          227,200                 $ 5.88-13.50
   Exercised                               --                           --
   Terminated                              --                           --
   Issued                              25,000                         9.00

 Balance at December 31, 2003         252,200                   5.88-13.50

Warrants generally expire from two to ten years from the date of issuance. At December 31, 2003 the number of warrants exercisable was 247,200 at a weighted average exercise price of $8.38 per share.

During 2003, a warrant to purchase 25,000 shares of common stock at an exercise price of $9.00 per share was issued to a director of the Company in connection with a private placement.

During 2002, the Company issued warrants to SPD Inc. to purchase 10,000 shares of common stock at an exercise price of $12.19 per share as an award for being the first licensee of the Company to produce and sell commercial quantities of SPD film. The Company recorded $64,000 of non-cash expense in connection with the issuance of these warrants.

During 2001, certain warrants granted to a consultant in 1995 to purchase 7,000 shares of common stock became vested due to services performed and performance criteria being met. The Company recorded consulting expense of $43,596 based upon the fair value of such warrants on the date the warrants vested as determined using a Black-Scholes option pricing model.

  (c)  Treasury Stock

The Company did not repurchase any of its stock during 2003. In 2003, 9,995 shares with a value of $108,995 were delivered to the Company and immediately retired in payment of the exercise price of options to purchase 15,000 shares. During 2002, the Company purchased in the open market and subsequently retired 187,625 shares of treasury stock with an aggregate cost of $2,315,408. In addition, 2,816 shares with a value of $39,200 was delivered to the Company and immediately retired in payment of the exercise price of options to purchase 10,500 shares. During 2001, the Company purchased in the open market and subsequently retired
407,065 shares of treasury stock with an aggregate cost of $8,144,693.

        (d)  Class A and Class B Warrants

  On October 1, 1998, the Company announced that Ailouros Ltd., a London-based institutional money management fund, committed to purchase up to $15 million worth of common stock of the Company through December 31, 2001. This commitment is in the form of a Class
A Warrant issued to Ailouros Ltd. which gives the Company the option in any three-month period to deliver a put notice to Ailouros requiring them to purchase an amount of common stock specified by the Company at a price equal to the greater of (A) 92% of the seven-day average trading price per share of common stock, or (B) a minimum or "floor" price per share set by the Company from time to time. The pricing was initially subject to an overall cap of $15 per share, which cap has now been eliminated by mutual agreement so that the Company may put stock to Ailouros at selling prices in excess of $15 per share. However, the Company is not required to sell any shares under the agreement. Before the beginning of each of a series of three-month periods specified by the Company, the Company determines the amount of common stock that the Company wishes to issue during such three-month period. The Company also sets the minimum selling or "floor" price, which can be reset by the Company in its sole discretion prior to the beginning of any subsequent three-month period. Therefore, at the beginning of each three-month period, the Company will determine how much common stock, if any, is to be sold (the amount of which can range from $0 to $1.5 million during such three-month period), and the minimum selling price per share. In
March 2000, Ailouros agreed to expand its commitment beyond the original $15 million, thereby giving the Company the right to raise additional funds from Ailouros so long as the Company does not have to issue more shares than were originally registered with the Securities and Exchange Commission, and in December 2001 the expiration date of the Class A Warrant was extended to December 31, 2003. In December 2003, this expiration date for the Class A Warrant was further extended to December 31, 2005. As of March 15, 2004, no shares remained registered for future issuance under the Class A Warrant. While no additional funding is projected to be required by the Company in order to maintain its current levels of expenditures for research and development, market development and other operations until at least the first quarter of 2005, the Company and Ailouros, which has been the Company's principal source of capital funding since 1999, intend to enter into additional funding arrangements to raise additional working capital for the Company.

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

(10) License and Other Agreements

The Company has entered into a number of license agreements covering various products using the Company's SPD technology. Licensees of Research Frontiers who incorporate SPD technology into end products will pay Research Frontiers an earned royalty of 5-15% of net sales of licensed products under license agreements currently in effect, and may also be required to pay Research Frontiers minimum annual royalties. To the extent that products have been sold resulting in earned royalties under these license agreements in excess of these minimum advance royalty payments, the Company has recorded additional royalty income. Licensees who sell products or components to other licensees of Research Frontiers do not pay a royalty on such sale and Research Frontiers will collect such royalty from the licensee incorporating such products or components into their own end-products. Research Frontiers' license agreements typically allow the licensee to terminate the license after some period of time, and give Research Frontiers only limited rights to terminate before the license expires. Most licenses are non-exclusive and generally last as long as our patents remain in effect.

 (11)   Commitments

The Company has an employment agreement with one of its officers which provides for an annual base salary of $441,348 through December 31, 2003.

The Company occupies premises under an operating lease agreement which expires on January 31, 2014 and requires minimum annual rent which rises over the term of the lease to approximately $143,500. Rent expense, including other expenses, amounted to approximately $152,000, $148,000, and $152,000, for 2003, 2002, and 2001, respectively.

(12)   Rights Plan

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

            (13) Selected Quarterly Financial Data (Unaudited)
                                            Quarter
2003                            First      Second        Third       Fourth
Fee income                   $ 86,128    $ 63,189   $   80,308  $    28,562
Operating loss             (1,322,764) (1,068,785)    (937,918)  (1,473,616)
Net loss                   (1,312,927) (1,061,590)    (931,185)  (1,466,606)
Basic and diluted net loss
    per common share (1)         (.11)       (.09)        (.07)        (.11)

2002                             First      Second       Third        Fourth
Fee income                    $ 53,125    $ 28,125   $  31,519  $    104,750
Operating loss              (1,029,689) (1,160,201) (1,083,823)     (998,937)
Net loss                      (920,867) (1,041,761) (1,031,318)     (957,170)
Basic and diluted net loss
    per common share (1)          (.08)       (.09)       (.08)         (.08)

  (1) Since per share information is computed independently for each quarter and the full year, based on the respective average number of common shares outstanding, the sum of the quarterly per share amounts does not necessarily equal the per share amounts for the year.

                              SCHEDULE II




                    RESEARCH FRONTIERS INCORPORATED

                   VALUATION AND QUALIFYING ACCOUNTS


             Years ended December 31, 2003, 2002, and 2001



                                    Balance at   Charged to            Balance
                                    beginning    costs and             at end of
Description                         of period    expenses   Deductions period

Allowance for uncollectible
 royalty receivables:

December 31, 2003                   $     0    $  50,000    $     0    $50,000

December 31, 2002                   $     0    $       0    $     0    $     0

December 31, 2001                   $     0    $       0    $     0    $     0