Form 10-Q
period 2004-03-31
RESEARCH FRONTIERS INC
filed 2004-05-10
CIK 793524

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-Q

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

   For Quarter Ended March 31, 2004    Commission File No.  1-9399

                   RESEARCH FRONTIERS INCORPORATED
         (Exact name of registrant as specified in charter)


                  Delaware                         11-2103466
(State of incorporation or organization)         (IRS Employer
                                              Identification No.)

   240 Crossways Park Drive, Woodbury, N.Y.                11797
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

                    Yes    X          No    __

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                    Yes    X          No    __

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
As of May 10, 2004, there were outstanding 12,791,330 shares of Common Stock, par value $0.0001 per share.

                      RESEARCH FRONTIERS INCORPORATED

                        Consolidated Balance Sheets

                                                  March 31,2004
                    Assets                         (Unaudited)       Dec.31,2003

Current assets:
 Cash  and cash equivalents                         $5,117,089        5,072,290
 Marketable investment securities-available for sale     6,250            7,875
 Royalty receivable, net of reserves of $50,000        248,195          159,891
 Prepaid expenses and other current assets              74,464           82,027
                     Total current assets            5,445,998        5,322,083

Investment in SPD Inc.                                      --          209,704
Fixed assets, net                                      131,378          135,878
Deposits and other assets                               22,605           22,605

                               Total assets        $ 5,599,981        5,690,270

     Liabilities and Shareholders' Equity

Current liabilities:
 Accounts payable                                  $   124,716           85,821
 Deferred revenue                                      109,636           23,683
 Accrued expenses and other                            199,417          111,339

             Total liabilities                         433,769          220,843

Shareholders' equity:
Capital stock, par value $0.0001 per share;
 authorized 100,000,000 shares, issued and out-
 standing 12,791,330 shares and 12,683,413 shares        1,279           1,268
Additional paid-in capital                          57,422,622      56,395,409
Accumulated other comprehensive loss                    (6,250)         (4,625)
Accumulated deficit                                (52,251,439)    (50,922,625)

            Total shareholders' equity               5,166,212       5,469,427

    Total liabilities and shareholders' equity   $   5,599,981       5,690,270

See accompanying notes to consolidated financial statements.

                     RESEARCH FRONTIERS INCORPORATED

                  Consolidated Statements of Operations

                               (Unaudited)






                                                      Three months ended
                                               March 31,2004       March 31,2003

Fee income                                     $     37,319             86,128

Operating expenses                                  664,042            581,454

Research and development                            499,370            572,238

Charge for reduction in value of
investment in SPD Inc.                              209,704            255,200

                                                  1,373,116          1,408,892

    Operating loss                               (1,335,797)        (1,322,764)

Net investment income                                 6,983              9,837

Net loss                                       $ (1,328,814)        (1,312,927)

Basic and diluted net loss per common share    $       (.10)              (.11)

Weighted average number of
common shares outstanding                        12,765,284         12,235,518


See accompanying notes to consolidated financial statements.

                    RESEARCH FRONTIERS INCORPORATED

                 Consolidated Statements of Cash Flows

                              (Unaudited)


                                                         Three months ended
                                                    March 31,2004 March 31, 2003

Cash flows from operating activities:
 Net loss                                            $(1,328,814)    (1,312,927)
 Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation and amortization                           18,913         26,891
  Charge for reduction in value of investment in SPD Inc.209,704        255,200
  Changes in assets and liabilities:
   Royalty receivable                                    (88,304)      (202,633)
   Prepaid expenses and other current assets               7,563          5,535
   Deferred revenue                                       85,953        162,000
   Accounts payable and accrued expenses                 126,973         62,771

         Net cash used in operating activities          (968,012)    (1,003,163)

Cash flows from investing activities:
 Purchase of fixed assets                                (14,413)        (6,373)

         Net cash used in investing activities           (14,413)        (6,373)

Cash flows from financing activities:
 Proceeds from issuances of common stock               1,027,224        214,695

         Net cash provided by financing activities     1,027,224        214,695

Net increase (decrease) in cash and cash equivalents      44,799       (794,841)

Cash and cash equivalents at beginning of year         5,072,290      5,117,571

Cash and cash equivalents at end of period           $ 5,117,089      4,322,730

See accompanying notes to consolidated financial statements.

                RESEARCH FRONTIERS INCORPORATED
           Notes to Consolidated Financial Statements
                         March 31, 2004
                          (Unaudited)
Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Rule 10-01 of Regulation
S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December
31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K (Form 10-K) relating to Research Frontiers Incorporated (the Company) for the fiscal year ended December 31, 2003.

Business

The Company operates in a single business segment which is engaged in the development and marketing of technology and devices to control the flow of light. Such devices, often referred to as "light valves" or suspended particle devices (SPDs), use colloidal particles that are either incorporated within a liquid suspension or a film, which is usually enclosed between two sheets of glass or plastic having transparent, electrically conductive coatings on the facing surfaces thereof. At least one of the two sheets is transparent. SPD technology, made possible by a flexible light-control film invented by RFI, allows the user to instantly and precisely control the shading of glass/plastic manually or automatically. SPD technology has numerous product applications, including: SPD-Smart windows, sunshades, skylights and interior partitions for homes and buildings; automotive windows, sunroofs, sun-visors, sunshades, rear-view mirrors, instrument panels and navigation systems; aircraft windows; eyewear products; and flat panel displays for electronic products. SPD-Smart light control film is now being used in architectural, automotive, marine, aerospace and appliance applications.

Investment in SPD Inc.

During the second quarter of 2001, the Company, through its wholly-owned subsidiary, SPD Enterprises, Inc., invested approximately $750,000 for a minority equity interest in SPD Inc., a subsidiary of Hankuk Glass Industries Inc., Korea's largest glass manufacturer, which was dedicated exclusively to the production of suspended particle device (SPD) light-control film and a wide variety of end-products using SPD film. In April 2003, the Company's wholly-owned subsidiary, SPD Enterprises, Inc., invested $74,902 in SPD Inc., raising its equity ownership from 6.67% to 6.91%. SPD Inc.'s parent company invested at the same time and at the same price, $748,931, raising its equity ownership in SPD Inc. from 66.67% to 69.09%. During 2003, the Company recorded total non-cash accounting charges of $615,200 against income to reflect a reduction in the value of its investment in SPD
Inc. These non-cash charges were determined as follows: During the first quarter of 2003, the Company recorded a non-cash charge against income of $255,200 to reflect a reduction in the value of its investment in SPD Inc. determined based upon recent financing activity of SPD Inc. The Company also recorded a further non-cash charge against income of $360,000 as of the end of 2003 to reflect a reduction in the value of its investment in SPD Inc.
determined based upon its review of the financial position and results of operations of SPD Inc. as of and for the year ended
December 31, 2003.  On April 28, 2004, SPD Inc. informed the
Company that it is planning to sell its equipment and other assets and cease its business activities. As a result, the Company wrote off its entire remaining investment in SPD Inc. of $209,704 in the first quarter of 2004. The Company's license agreement with Hankuk Glass Industries provides for the payment of minimum annual royalties to the Company in 2002 and 2003. As of March
31, 2004 and December 31, 2003, the Company has a receivable of $50,000 from Hankuk Glass Industries for 2003 minimum annual royalties.

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

The following table illustrates the effect on net loss and earnings per share as if the fair value method had been applied:

                                                     Three months ended
                                              Mar. 31,2004        Mar. 31,2003

Net loss                                    $   (1,328,814)         (1,312,927)

Deduct: Total stock-based employee
        compensation determined under fair-
        value based method for all awards   $     (200,733)            (56,275)

                Pro forma                   $   (1,529,547)         (1,369,202)

Basic and diluted net loss
per common share                As reported $        (0.10)       $      (0.11)
                                Pro forma   $        (0.12)       $      (0.11)

Shareholders' Equity

Issuance of Common Stock

For the three months ended March 31, 2004, the Company received $1,027,224 of net cash proceeds from the issuance of
(i) 99,417 shares of common stock issued upon the exercise of warrants resulting in net proceeds of $954,724; and (ii) 8,500 shares of common stock issued upon the exercise of options resulting in net proceeds of $72,500.

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

Treasury Stock

The Company did not repurchase any of its stock during the three months ended March 31, 2004 or 2003.

Comprehensive Income

Statement of Financial Accounting Standards No. 130,
Reporting Comprehensive Income. (SFAS No. 130) requires that companies disclose comprehensive income, which includes net income, foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. The components of comprehensive loss for the three months ended March 31, 2004 and 2003 are as follows:

                                                     Three months ended
                                             Mar. 31,2004        Mar. 31,2003

Net loss                             $        (1,328,814)         (1,312,927)

Unrealized loss on securities:
 Unrealized holding loss
 arising during period               $            (1,625)             (5,625)

Total comprehensive loss             $        (1,330,439)         (1,318,552)

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

  The Company applies the cost method of accounting for its minority equity interest in SPD Inc., a subsidiary of Hankuk Glass Industries, Inc. Because no public market exists for the common stock of SPD Inc., the Company reviews the operating performance, financing and forecasts for such entity in assessing the net realizable value of this investment. During 2003, the Company recorded total non-cash accounting charges of $615,200 against income to reflect a reduction in the value of its investment in SPD Inc. These non-cash charges were determined as follows:
During the first quarter of 2003, the Company recorded a non-cash charge against income of $255,200 to reflect a reduction in the value of its investment in SPD Inc. determined based upon recent financing activity of SPD Inc. The Company also recorded a further non-cash charge against income of $360,000 as of the end of 2003 to reflect a reduction in the value of its investment in SPD Inc. determined based upon its review of the financial position and results of operations of SPD Inc. as of and for the year ended December 31, 2003. On April 28, 2004, SPD Inc. informed the
Company that it is planning to sell its equipment and other assets and cease its business activities. As a result, the Company wrote off its entire remaining investment in SPD Inc. of $209,704 in the first quarter of 2004.

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

Results of Operations for the Three Month Periods Ended March 31, 2004 and 2003

The Company's fee income from licensing activities for the first three months of 2004 was $37,319 as compared to $86,128 for the first three months of 2003. This difference in fee income was primarily the result of the timing and amount of minimum annual royalties paid, and the date of receipt of such payment, by end-product licensees. Certain license fees, which are paid to the Company in advance of the accounting period in which they are earned resulting in the recognition of deferred revenue for the current accounting period, will be recognized as fee income in future periods. Also, licensees may offset some or all of their royalty payments on sales of licensed products for a given period by applying these advance payments towards such earned royalty payments.

Operating expenses increased by $82,588 for the first three months of 2004 to $664,042 from $581,454 for the first three months of 2003. This increase was primarily the result of increased patent and consulting expenses, partially offset by decreased payroll, legal, insurance, and depreciation expenses.

Research and development expenditures decreased by $72,868 to $499,370 for the first three months of 2004 from $572,238 for the first three months of 2003. This decrease was primarily the result of decreased payroll, consulting, insurance and depreciation expenses and lower materials costs.

During the first quarter of 2004 and 2003, the Company recorded non-cash charges against income of $209, 704 and $255,200, respectively, to reflect a reduction in the value of its investment in SPD Inc.

The Company's net income from its investing activities for the first quarter of 2004 was $6,983, as compared to net income from its investing activities of $9,837 for the first quarter of 2003. This difference was primarily due to lower interest rates.

As a consequence of the factors discussed above, the Company's net loss was $1,328,814 ($0.10 per share) for the first three months of 2004 as compared to $1,312,927 ($0.11 per share) for the first three months of 2003.

Financial Condition, Liquidity and Capital Resources

During the first three months of 2004, the Company's cash and cash equivalent balance increased by $44,799 principally as a result of $1,027,224 of proceeds received, net of expenses, from the private placement of common stock and the issuance of common stock upon the exercise of options, offset by cash used to fund the Company's operating activities of $968,012. At March 31, 2004, the Company had working capital of $5,012,229 and its shareholders' equity was $5,166,212.

  The Company occupies premises under an operating lease agreement which expires on January 31, 2014 and requires minimum annual rent which rises over the term of the lease to approximately $138,269.

  On October 1, 1998, the Company announced that Ailouros
Ltd., a London-based institutional money management fund, committed to purchase up to $15 million worth of common stock of the Company through December 31, 2001. This commitment was in the form of a Class A Warrant issued to Ailouros Ltd.
which gave the Company the option in any three-month period to deliver a put notice to Ailouros requiring them to purchase an amount of common stock specified by the Company at a price equal to the greater of (A) 92% of the seven-day average trading price per share of common stock, or (B) a minimum or "floor" price per share set by the Company from time to time. The pricing was initially subject to an overall cap of $15 per share, which cap was eliminated by mutual agreement so that the Company could put stock to Ailouros at selling prices in excess of $15 per share. However, the Company was not required to sell any shares under the agreement. Before the beginning of each of a series of three-month periods specified by the Company, the Company determined the amount of common stock that the Company wished to issue during such three-month period. The Company also set the minimum selling or "floor" price, which could be reset by the Company in its sole discretion prior to the beginning of any subsequent three-month period. Therefore, at the beginning of each three-month period, the Company would determine how much common stock, if any, would be sold (the amount of which could range from $0 to $1.5 million during such three-month period), and the minimum selling price per share. In March 2000, Ailouros agreed to expand its commitment beyond the original $15 million, thereby giving the Company the right to raise additional funds from Ailouros so long as the Company did not have to issue more shares than were originally registered with the Securities and Exchange Commission, and in December 2001 the expiration date of the Class A Warrant was extended to December 31, 2003. In December 2003, this expiration date for the Class A Warrant was further extended to December 31, 2005. As of March 31, 2004, the Company issued the remaining 99,417 shares registered and available for issuance under the Class A Warrant, resulting in net proceeds of approximately $1 million in the quarter ended March
31, 2004. Thus, Ailouros has no further obligation to provide funding to the Company. As noted below, while no additional funding is projected to be required by the Company in order to maintain its current levels of expenditures for research and development, market development and other operations until the second quarter of 2005, the Company and Ailouros, which has been the Company's principal source of capital funding since
1999, are in discussions regarding an additional equity investment by Ailouros to provide additional working capital for the Company.

  During the second quarter of 2001, the Company, through its wholly-owned subsidiary, SPD Enterprises, Inc., invested approximately $750,000 for a minority equity interest in SPD Inc., a subsidiary of Hankuk Glass Industries Inc., Korea's largest glass manufacturer, which was dedicated exclusively to the production of suspended particle device (SPD) light-control film and a wide variety of end-products using SPD film. In April 2003, the Company's wholly-owned subsidiary, SPD Enterprises, Inc., invested $74,902 in SPD Inc., raising its equity ownership from 6.67% to 6.91%. SPD Inc.'s parent company invested at the same time and at the same price, $748,931, raising its equity ownership in SPD Inc. from 66.67% to 69.09%. During 2003, the Company recorded total non-cash accounting charges of $615,200 against income to reflect a reduction in the value of its investment in SPD Inc. These non-cash charges were determined as follows: During the first quarter of 2003, the Company recorded a non-cash charge against income of $255,200 to reflect a reduction in the value of its investment in SPD Inc. determined based upon recent financing activity of SPD Inc. The Company also recorded a further non-cash charge against income of $360,000 as of the end of 2003 to reflect a reduction in the value of its investment in SPD Inc. determined based upon its review of the financial position and results of operations of SPD Inc. as of and for the year ended December 31, 2003. On April 28, 2004, SPD Inc. informed the
Company that it is planning to sell its equipment and other assets and cease its business activities. As a result, the Company wrote off its entire remaining investment in SPD Inc. of $209,704 in the first quarter of 2004.

     The Company expects to use its cash to fund its research and development of SPD light valves and for other working capital purposes. The Company's working capital and capital requirements depend upon numerous factors, including the results of research and development activities, competitive and technological developments, the timing and cost of patent filings, the development of new licensees and changes in the Company's relationships with its existing licensees. The degree of dependence of the Company's working capital requirements on each of the foregoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements; the addition of new licensees may provide additional working capital or working capital requirements, and changes in relationships with existing licensees would have a favorable or negative impact depending upon the nature of such changes.
Based upon existing levels of cash expenditures, assumed ten percent annual increases therein, existing cash reserves and budgeted revenues, the Company believes that it would not require additional funding for the next 14 months from March 31, 2004.
There can be no assurance that expenditures will not exceed the anticipated amounts or that additional financing, if required, will be available when needed or, if available, that its terms will be favorable or acceptable to the Company. The Company will need to raise additional capital no later than the second quarter of 2005 if operations, including research and development and marketing, are to be maintained at current levels. If the Company cannot raise additional funds, it will be required to reduce expenses during 2004. Eventual success of the Company and generation of positive cash flow will be dependent upon the extent of commercialization of products using the Company's technology by the Company's licensees and payments of continuing royalties on account thereof.

Recently Issued Exposure Draft

On March 31, 2004, the Financial Accounting Standards Board
(FASB) issued a proposed Statement, Share-Based Payment, that addresses the accounting for share-based awards to employees, including employee-stock-purchase-plans (ESPPs). The FASB formally proposed to require companies to recognize the fair value of stock options and other stock-based compensation to employees.
The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead, that such transactions be accounted for using a fair-value-based method. The proposed requirements in the exposure draft would be effective for public companies as of the beginning of the first fiscal year beginning after December 15, 2004.

The Company currently accounts for its stock-based compensation plans in accordance with APB Opinion No. 25. Therefore, the eventual adoption of this proposed statement, if issued in final form by the FASB, could have a material effect on the Company's consolidated financial statements, depending upon the number and terms of stock options issued by the Company in the future.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The information required by Item 3 has been disclosed in Item 7A of the Company's Annual Report on Form 10-K for the year ended
December 31, 2003. There has been no material change in the disclosure regarding market risk.

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

PART II.  OTHER INFORMATION

Item 5.  Other Information

During the second quarter of 2001, the Company, through its wholly-owned subsidiary, SPD Enterprises, Inc., invested approximately $750,000 for a minority equity interest in SPD Inc., a subsidiary of Hankuk Glass Industries Inc., Korea's largest glass manufacturer, which was dedicated exclusively to the production of suspended particle device (SPD) light-control film and a wide variety of end-products using SPD film. In April 2003, the Company's wholly-owned subsidiary, SPD Enterprises, Inc., invested $74,902 in SPD Inc., raising its equity ownership from 6.67% to 6.91%. SPD Inc.'s parent company invested at the same time and at the same price, $748,931, raising its equity ownership in SPD Inc. from 66.67% to 69.09%. During 2003, the Company recorded total non-cash accounting charges of $615,200 against income to reflect a reduction in the value of its investment in SPD Inc. These non-cash charges were determined as follows: During the first quarter of 2003, the Company recorded a non-cash charge against income of $255,200 to reflect a reduction in the value of its investment in SPD Inc. determined based upon recent financing activity of SPD Inc. The Company also recorded a further non-cash charge against income of $360,000 as of the end of 2003 to reflect a reduction in the value of its investment in SPD Inc. determined based upon its review of the financial position and results of operations of SPD Inc. as of and for the year ended December 31, 2003. On April 28, 2004, SPD Inc. informed the
Company that it is planning to sell its equipment and other assets and cease its business activities. As a result, the Company wrote off its entire remaining investment in SPD Inc. of $209,704 in the first quarter of 2004. Whether the aforesaid will have any impact on the business of Research Frontiers (other than a further reduction in the value of the Company' investment in SPD Inc.) or its licensees cannot be predicted at this time. In addition to SPD Inc.'s parent corporation, Hankuk Glass Industries, Inc., several other companies have been licensed by Research Frontiers to make
SPD film or the emulsions used to make such film. These other companies are now active in the production of light-control emulsion and film using Research Frontiers' SPD technology. At the 2004 Premier SPD Licensee Conference held in Fort
Lauderdale, Florida from April 15-17, 2004, Air Products and Chemicals, Dainippon Ink and Chemicals, and Hitachi Chemical
Company, each made formal presentations describing their SPD materials development and testing programs in great detail. SPD films made from new emulsions produced by Dainippon Ink and Chemicals and Hitachi Chemical Company were also demonstrated at this conference, and these new second-generation emulsion-based SPD films all have very low haze levels, good durability, wide ranges of light transmission, and fast switching speeds of 1-3 seconds. As part of their conference presentations, these companies indicated that they expect SPD films made from these high-performance emulsions to become available to end-product licensees of Research Frontiers as early as May 2004.

Item 6.    Exhibits and Reports on Form 8-K

     (a)    Exhibits.

31.1 Rule 13a-14(a)/15d-14(a) Certification of Robert L. Saxe-Filed herewith.
31.2 Rule 13a-14(a)/15d-14(a) Certification of Joseph M. Harary-Filed herewith.
32.1 Section 1350 Certification of Robert L. Saxe-Filed herewith.
32.2 Section 1350 Certification of Joseph M. Harary-Filed herewith.

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

Date: May 10, 2004