Form 10-Q
period 2004-06-30
RESEARCH FRONTIERS INC
filed 2004-08-09
CIK 793524

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

   For Quarter Ended June 30, 2004    Commission File No.  1-9399

                   RESEARCH FRONTIERS INCORPORATED
         (Exact name of registrant as specified in charter)


                   Delaware                         11-2103466
(State of incorporation or organization)         (IRS Employer
                                              Identification No.)

240 Crossways Park Drive, Woodbury, N.Y.                11797
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

                    Yes    X          No    __

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 9, 2004, there were outstanding 12,802,059 shares of Common
Stock, par value $0.0001 per share.

                      RESEARCH FRONTIERS INCORPORATED

                        Consolidated Balance Sheets

                                                     June 30,2004
                    Assets                           (Unaudited)    Dec.31,2003

Current assets:
 Cash  and cash equivalents                           $   4,163,601   5,072,290
 Marketable investment securities-available for sale          4,875       7,875
 Royalty receivable, net of reserves of $50,000             216,709     159,891
 Prepaid expenses and other current assets                   82,828      82,027
                       Total current assets               4,468,013   5,322,083

Investment in SPD Inc.                                           --     209,704
Fixed assets, net                                           121,946     135,878
Deposits and other assets                                    22,605      22,605

                            Total assets              $   4,612,564   5,690,270

     Liabilities and Shareholders' Equity

Current liabilities:
 Accounts payable                                     $      81,726      85,821
 Deferred revenue                                            81,154      23,683
 Accrued expenses and other                                 202,487     111,339

                            Total liabilities               365,367     220,843

Shareholders' equity:
 Capital stock, par value $0.0001 per share;authorized
  100,000,000 shares,issued and outstanding 12,802,059
  shares at June 30, 2004 and 12,683,413 shares at
  December 31, 2003                                           1,280       1,268
 Additional paid-in capital                              57,512,019  56,395,409
 Accumulated other comprehensive loss                        (7,625)     (4,625)
 Accumulated deficit                                    (53,258,477)(50,922,625)

                   Total shareholders' equity             4,247,197   5,469,427

          Total liabilities and shareholders' equity   $  4,612,564   5,690,270

See accompanying notes to consolidated financial statements.



                     RESEARCH FRONTIERS INCORPORATED

                  Consolidated Statements of Operations

                               (Unaudited)

                                  Six months ended        Three months ended
                            June 30,2004 June 30,2003  June 30,2004 June 30,2003

Fee income                  $    93,327      149,317   $    56,008       63,189

Operating expenses            1,228,989    1,241,662       564,946      660,208

Research and development      1,003,698    1,044,004       504,329      471,766

Charge for reduction in value
 of investment in SPD Inc.      209,704      255,200            --           --
                              2,442,391    2,540,866     1,069,275    1,131,974

Operating loss               (2,349,064)  (2,391,549)   (1,013,267)  (1,068,785)

Net investment income            13,212       17,032         6,229        7,195

Net loss                    $(2,335,852)  (2,374,517)  $(1,007,038)  (1,061,590)

Basic and diluted net loss
per common share            $      (.18)        (.19)  $      (.08)        (.09)

Weighted average number of
common shares outstanding     12,780,001  12,282,477    12,794,718   12,328,920

See accompanying notes to consolidated financial statements.


                     RESEARCH FRONTIERS INCORPORATED

                  Consolidated Statements of Cash Flows

                               (Unaudited)


                                                          Six months ended
                                                      June 30,2004 June 30, 2003
Cash flows from operating activities:
 Net loss                                              $(2,335,852)  (2,374,517)
 Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation and amortization                             38,526       55,629
  Charge for reduction in value of investment in SPD Inc.  209,704      255,200
  Expense relating to cashless exercise of stock options    15,708       40,987
  Expense relating to issuance of stock options
   and warrants for services performed                          --       27,900
  Changes in assets and liabilities:
   Royalty receivable                                      (56,818)    (172,503)
   Prepaid expenses and other current assets                  (801)     (61,547)
   Deferred revenue                                         57,471      148,681
   Accounts payable and accrued expenses                    87,053       28,378

             Net cash used in operating activities      (1,985,009)  (2,051,792)

Cash flows from investing activities:
 Investment in SPD Inc., at cost                                --      (74,902)
 Purchase of fixed assets                                  (24,594)     (37,908)

   Net cash (used in) provided by investing activities     (24,594)    (112,810)

Cash flows from financing activities:
 Proceeds from issuances of common stock                 1,100,914    1,998,850

         Net cash provided by financing activities       1,100,914    1,998,850

Net decrease in cash and cash equivalents                 (908,689)    (165,752)

Cash  and cash equivalents at beginning of year          5,072,290    5,117,571

Cash and cash equivalents at end of period            $  4,163,601    4,951,819

See accompanying notes to consolidated financial statements.


                RESEARCH FRONTIERS INCORPORATED
           Notes to Consolidated Financial Statements
                         June 30, 2004
                          (Unaudited)
Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K (Form 10-K) relating to Research Frontiers Incorporated (the Company) for the fiscal year ended December 31, 2003.

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

Investment in SPD Inc.

During the second quarter of 2001, the Company, through its wholly-owned subsidiary, SPD Enterprises, Inc., invested approximately $750,000 for a minority equity interest in SPD Inc., a subsidiary of Hankuk Glass Industries Inc., Korea's largest glass manufacturer, which was dedicated exclusively to the production of suspended particle device (SPD) light-control film and a wide variety of end-products using SPD film. In April 2003, the Company's wholly-owned subsidiary, SPD Enterprises, Inc., invested $74,902 in SPD Inc., raising its equity ownership from 6.67% to 6.91%. SPD Inc.'s parent company invested at the same time and at the same price, $748,931, raising its equity ownership in SPD Inc. from 66.67% to 69.09%.
During 2003, the Company recorded total non-cash accounting charges of $615,200 against income to reflect a reduction in the value of its investment in SPD Inc. These non-cash charges were determined as follows: During the first quarter of 2003, the Company recorded a non-cash charge against income of $255,200 to reflect a reduction in the value of its investment in SPD Inc. determined based upon recent financing activity of SPD Inc. The Company also recorded a further non-cash charge against income of $360,000 as of the end of 2003 to reflect a reduction in the value of its investment in SPD Inc. determined based upon its review of the financial position and results of operations of SPD Inc. as of and for the year ended December 31, 2003. On April 28, 2004, SPD Inc. informed the Company that it is planning to sell its equipment and other assets and cease its business activities. As a result, the Company wrote off its entire remaining investment in SPD Inc. of $209,704 in the first quarter of 2004. The Company's license agreement with Hankuk Glass Industries provides for the payment of minimum annual royalties to the Company in 2002 and 2003. As of June 30, 2004 and December 31, 2003, the Company has a receivable of $50,000 from Hankuk Glass Industries for 2003 minimum annual royalties.

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

The exercise price for stock options granted are generally set at the average of the high and low trading prices of the Company's common stock on the trading date immediately prior to the date of grant, and the related number of shares granted are fixed at the date of grant. Under the principles of APB Opinion No. 25, the Company does not recognize compensation expense associated with the grant of stock options. SFAS No. 123 requires the use of option valuation models to determine the fair value of options granted after 1995. Pro forma information regarding net loss and net loss per common share shown below was determined as if the Company had accounted for its employee stock options and shares sold under its stock purchase plan under the fair value method set forth in SFAS No. 123.

The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model. For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting periods.

The following table illustrates the effect on net loss and loss per common share as if the fair value method had been applied:

                                Six months ended           Three months ended
                            June 30,2004 June 30,2003  June 30,2004 June 30,2003

Net loss                     $(2,335,852)  (2,374,517)  (1,007,038) (1,061,590)

Add: Total stock-based employee
     compensation expense
     included in net loss    $    15,708       40,987       15,708      40,987

Deduct: Total stock-based employee
        compensation determined
        under fair-value based
        method for all awards $ (200,733)    (760,712)          --    (704,437)

               Pro forma     $(2,520,877)  (3,094,242)    (991,330) (1,725,040)

Basic and diluted net loss
per common share    As reported $  (0.18)       (0.19)    $  (0.08)      (0.09)
                    Pro forma   $  (0.20)       (0.25)    $  (0.08)      (0.14)

Shareholders' Equity

Issuance of Common Stock

For the six months ended June 30, 2004, the Company received $1,100,914 of net cash proceeds from the issuance of (i) 99,417 shares of common stock issued upon the exercise of warrants resulting in net proceeds of $954,724; and (ii) 17,500 shares of common stock issued upon the exercise of options resulting in net proceeds of $146,190. In addition, 1,729 shares were issued through the cashless exercise of certain options under which the number of shares issuable upon exercise of such option was reduced by 15,771 shares in payment of the exercise price of options to purchase
17,500 shares. In connection therewith, the Company recorded a non-cash compensation expense of $15,708 during the second quarter of 2004.

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

Treasury Stock

The Company did not repurchase any of its stock during the six months ended June 30, 2004 or 2003.

Issuance of Options

During the second quarter of 2003, the Company issued options to a consultant to purchase 5,000 shares of common stock at an exercise price of $9.54 per share. The Company recorded $27,900 of non-cash expense in connection with the issuance of these options.

Comprehensive Loss

Statement of Financial Accounting Standards No. 130, Reporting
Comprehensive Income. (SFAS No. 130) requires that companies disclose comprehensive income, which includes net loss, foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. The components of comprehensive loss for the three and six months ended June 30, 2004 and 2003 are as follows:

                              Six months ended           Three months ended
                         June 30,2004  June 30,2003   June 30,2004  June 30,2003

Net loss                  $(2,335,852)   (2,374,517)    (1,007,038)  (1,061,590)

Unrealized holding gain (loss)
 arising during period         (3,000)       (2,000)        (1,375)       3,625

Total comprehensive loss  $(2,338,852)   (2,376,517)    (1,008,413)  (1,057,965)

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

Controls and Procedures

  We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of management, including our Chief Executive Officer and Chief
Financial Officer, as of the end of the quarter ending June 30, 2004. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission filings. There were no changes that occurred during the quarterly period ended June 30, 2004 that materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

Results of Operations for the Six Month Periods Ended June 30, 2004 and 2003

The Company's fee income from licensing activities for the first six months of 2004 was $93,327 as compared to $149,317 for the first six months of 2003. This difference in fee income was primarily the result of the timing and amount of minimum annual royalties paid, and the date of receipt of such payment on certain license agreements, by end-product licensees. Certain license fees, which are paid to the Company in advance of the accounting period in which they are earned resulting in the recognition of deferred revenue for the current accounting period, will be recognized as fee income in future periods. Also, licensees may offset some or all of their royalty payments on sales of licensed products for a given period by applying these advance payments towards such earned royalty payments.

Operating expenses decreased by $12,673 for the first six months of 2004 to $1,228,989 from $1,241,662 for the first six months of 2003.
This decrease was primarily the result of lower payroll, legal, depreciation, and directors expenses, partially offset by higher insurance, patent, non-cash compensation, and consulting expenses and higher accounting fees.

Research and development expenditures decreased by $40,306 to $1,003,698 for the first six months of 2004 from $1,044,004 for the first six months of 2003. This decrease was primarily the result of decreased payroll and depreciation expenses, partially offset by higher costs associated with licensee support through professional conferences.

During the first six months of 2004 and 2003, the Company recorded non-cash charges against income of $209,704 and $255,200, respectively, to reflect a reduction in the value of its investment in SPD Inc.

The Company's net investment income for the first six months of 2004 was $13,212, as compared to net investment income of $17,032 for the first six months of 2003. This difference was primarily due to lower interest rates.

As a consequence of the factors discussed above, the Company's net loss was $2,335,852 ($0.18 per common share) for the first six months of 2004 as compared to $2,374,517 ($0.19 per common share) for the first six months of 2003.

Results of Operations for the Three Month Periods Ended June 30, 2004 and 2003

The Company's fee income from licensing activities for the second quarter of 2004 was $56,008 as compared to $63,189 for the second quarter of 2003. This difference in fee income was primarily the result of the timing and amount of minimum annual royalties paid, and the date of receipt of such payment on certain license agreements, by end-product licensees. Certain license fees, which are paid to the Company in advance of the accounting period in which they are earned resulting in the recognition of deferred revenue for the current accounting period, will be recognized as fee income in future periods. Also, licensees may offset some or all of their royalty payments on sales of licensed products for a given period by applying these advance payments towards such earned royalty payments.

Operating expenses decreased by $95,262 for the second quarter of 2004 to $564,946 from $660,208 for the second quarter of 2003. This decrease was primarily the result of lower payroll, consulting, patent, marketing, depreciation, and directors expenses, partially offset by increased accounting fees, and non-cash compensation and insurance expenses.

Research and development expenditures increased by $32,563 to $504,329 for the second quarter of 2004 from $471,766 for the second quarter of 2003. This increase was primarily the result of higher costs associated with licensee support through professional conferences and higher insurance costs, partially offset by lower payroll, consulting, depreciation and office expenses.

The Company's net investment income for the second quarter of 2004 was $6,229, as compared to net investment income of $7,195 for the second quarter of 2003. This difference was primarily due to lower interest rates.

As a consequence of the factors discussed above, the Company's net loss was $1,007,038 ($0.08 per common share) for the second quarter of 2004 as compared to $1,061,590 ($0.09 per common share) for the second quarter of 2003.

Financial Condition, Liquidity and Capital Resources

During the first six months of 2004, the Company's cash and cash equivalent balance decreased by $908,689 principally as a result of cash used to fund the Company's operating activities of $1,985,009, offset by $1,100,914 of proceeds received, net of expenses, from the private placement of common stock and the issuance of common stock upon the exercise of options. At June 30, 2004, the Company had working capital of $4,102,646 and its shareholders' equity was $4,247,197.

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

     The Company expects to use its cash to fund its research and development of SPD light valves and for other working capital purposes. The Company's working capital and capital requirements depend upon numerous factors, including the results of research and development activities, competitive and technological developments, the timing and cost of patent filings, the development of new licensees and changes in the Company's relationships with its existing licensees.
The degree of dependence of the Company's working capital requirements on each of the foregoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements; the addition of new licensees may provide additional working capital or working capital requirements, and changes in relationships with existing licensees would have a favorable or negative impact depending upon the nature of such changes. Based upon existing levels of cash expenditures, assumed ten percent annual increases therein, existing cash reserves and budgeted revenues, the Company believes that it would not require additional funding for the next 12 months from June 30, 2004. There can be no assurance that expenditures will not exceed the anticipated amounts or that additional financing, if required, will be available when needed or, if available, that its terms will be favorable or acceptable to the Company. The
Company will need to raise additional capital no later than the second quarter of 2005 if operations, including research and development and marketing, are to be maintained at current levels. If the Company cannot raise additional funds, it will be required to reduce expenses during 2004. Eventual success of the Company and generation of positive cash flow will be dependent upon the extent of commercialization of products using the Company's technology by the Company's licensees and payments of continuing royalties on account thereof.

New Accounting Pronouncements

On April 22, 2003, the Financial Accounting Standards Board (FASB) determined that stock-based compensation should be recognized as a cost in the financial statements of a company, and that such cost be measured according to the fair-value of the stock options granted. The FASB plans to issue an accounting standard relating to this that would become effective in 2005. The Company will continue to monitor communications on this subject from the FASB in order to determine the impact on the Company's consolidated financial statements.

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

PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security-Holders

The Annual Meeting of Stockholders of Research Frontiers
Incorporated was held on June 10, 2004. Listed below is a summary of how the 12,097,811 shares voted at the Annual Meeting on the various proposals voted upon and adopted at the Annual Meeting. For the election of Victor F. Keen as a Class II member of the Company's Board of Directors, 11,824,651 shares were voted in favor of election, and 273,160 votes were withheld. For the election of Albert P.
Malvino as a Class II member of the Company's Board of Directors, 11,854,991 shares were voted in favor of election, and 242,820 votes were withheld. For the ratification of the appointment of KPMG LLP as auditors for the 2004 fiscal year, 11,695,301 shares were voted in favor of appointment, 334,399 shares were voted against, and 68,111 shares abstained from voting.

Item 6.    Exhibits and Reports on Form 8-K

     (a)    Exhibits.

31.1 Rule 13a-14(a)/15d-14(a) Certification of Robert L. Saxe- Filed herewith.
31.2 Rule 13a-14(a)/15d-14(a) Certification of Joseph M. Harary- Filed herewith.
32.1 Section 1350 Certification of Robert L. Saxe- Filed herewith.
32.2 Section 1350 Certification of Joseph M. Harary- Filed herewith.

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

Date: August 9, 2004