Form 10-K/A
period 2003-12-31
RESEARCH FRONTIERS INC
filed 2004-10-19
CIK 793524

-------------------------------------------
                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                          FORM 10-K/A
                     (Amendment No. 1)

       ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of
           THE SECURITIES AND EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 2003 Commission file number: 1-9399

                RESEARCH FRONTIERS INCORPORATED
     (Exact name of registrant as specified in its charter)


     Delaware                                        11-21003466
(State of incorporation)                          (I.R.S. Employer
                                                   Identification No.)

          240 Crossways Park Drive, Woodbury, NY 11797
  (Address of principal executive offices, including zip code)

                        (516) 364-1902
      (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of Exchange
Title of Class:                                  on Which Registered:

None                                                        N/A

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

     Yes    [X]            No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes [X]   No [   ]

As of October 19, 2004 there were 12,802,059 shares of Common Stock of Research Frontiers Incorporated outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates was $167,334,645 computed in accordance with the rules of the SEC by reference to the closing price of the Company common stock as of June 30, 2003 which was $13.98. In making this computation, all shares known to be owned by directors and executive officers of the Company and all shares known to be owned by other persons holding in excess of 5% of the Company's common stock have been deemed held by affiliates of the Company. Nothing herein shall prejudice the right of the Company or any such person to deny that any such director, executive officer, or stockholder is an affiliate.



                        EXPLANATORY NOTE

          Research Frontiers Incorporated (the (Company") is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2003 for the sole purpose of amending and restating Part II, Item 9A to clarify the disclosure regarding our disclosure controls and procedures and our internal controls, and to refile certain exhibits. Except for the information set forth in this Amendment No. 1, no other information included in the Company's original Annual Report on Form 10-K for the fiscal year ended June 31, 2004 is hereby updated or amended.

Item 9A.         Controls and Procedures.

    We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of management, including our Chief
Executive Officer and Chief Financial Officer, as of the end of the fiscal year ending December 31, 2003. Based upon that evaluation, our Chief Executive Officer and Chief Financial
Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission filings. There were no changes that occurred during the quarterly period ended December 31, 2003 that materially affected, or are reasonably likely to material affect, our internal control over financial reporting.


[Remainder of Page Intentionally Left Blank- Exhibits to Follow]

Exhibit List

Number      Exhibit

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

31.1        Certification of Chairman and Chief Executive
            Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act, as amended.

31.2        Certification of President, Treasurer and Chief
            Accounting Officer pursuant to Rule 13a-14(a) or
            15d-14(a) of the Securities Exchange Act, as amended.

32.1        Certification of Chairman and Chief Executive
            Officer pursuant to 18 U.S.C. 1350.

32.2        Certification of President, Treasurer and Chief
            Accounting Officer pursuant to 18 U.S.C. 1350.

                           SIGNATURES

          Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


       RESEARCH FRONTIERS INCORPORATED

        /s/ Robert L. Saxe
            Robert L. Saxe, Chairman and Chief Executive Officer
            (Principal Executive Officer)

        /s/ Joseph M. Harary
            Joseph M. Harary, President and Treasurer
            (Principal Financial and Accounting Officer)

Date: October 19, 2004