Form 10-Q/A
period 2004-03-31
RESEARCH FRONTIERS INC
filed 2004-10-19
CIK 793524

---------------------------------------------------------------------------
                        UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                          FORM 10-Q/A
                       (Amendment No. 1)

                  QUARTERLY REPORT PURSUANT TO
                    SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004  Commission file number: 1-9399

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

     Yes    [X]            No [  ]

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

     Yes    [X]            No [  ]

          Indicate the number of shares outstanding of each of the issuer classes of common stock as of the latest practicable date:
As of October 19, 2004, there were outstanding 12,802,059 shares of Common Stock, par value $0.0001 per share.

--------------------------------------------------------------------------


                        EXPLANATORY NOTE

          Research Frontiers Incorporated (the "Company") is filing this Amendment No. 1 to its Quarterly Report on Form
10-Q for the quarter ended March 31, 2004 for the sole purpose of amending and restating Part I, Item 4 to clarify the disclosure regarding our disclosure controls and procedures and our internal controls. Except for the information set forth in this Amendment No. 1, no other information included in the Company's original Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 is hereby updated or amended.

PART I - FINANCIAL INFORMATION

Item 4.          Controls and Procedures.

     We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the quarter ending March 31, 2004. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission filings. There were no changes that occurred during the quarterly period ended March 31, 2004 that materially affected, or are reasonably likely to material affect, our internal control over financial reporting.


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