Form 10-Q/A
period 2003-09-30
RESEARCH FRONTIERS INC
filed 2004-10-28
CIK 793524

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

For the quarterly period ended September 30,2003 Commission file number:1-9399

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

     Yes    [X]            No [  ]

          Indicate the number of shares outstanding of each of the issuer classes of common stock as of the latest practicable date:
As of October 28, 2004, there were outstanding 12,802,059 shares of Common Stock, par value $0.0001 per share.

--------------------------------------------------------------------------


                        EXPLANATORY NOTE

          Research Frontiers Incorporated (the "Company") is filing this Amendment No. 1 to its Quarterly Report on Form
10-Q for the quarter ended September 30, 2003 for the sole purpose of amending and restating Part I, Item 4 to clarify the disclosure regarding our disclosure controls and procedures and our internal controls. Except for the information set forth in this Amendment No. 1, no other information included in the Company's original Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 is hereby updated or amended.

PART I - FINANCIAL INFORMATION

Item 4.          Controls and Procedures.

     We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the quarter ending September 30, 2003. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission filings.
There were no changes that occurred during the quarterly period ended September 30, 2003 that materially affected, or are reasonably likely to material affect, our internal control over financial reporting.


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

Date: October 28, 2004