Form 10-K/A
period 2003-12-31
RESEARCH FRONTIERS INC
filed 2004-10-28
CIK 793524

-------------------------------------------
                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                          FORM 10-K/A
                     (Amendment No. 2)

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

As of October 28, 2004 there were 12,802,059 shares of Common Stock of Research Frontiers Incorporated outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates was $167,334,645 computed in accordance with the rules of the SEC by reference to the closing price of the Company common stock as of June 30, 2003 which was $13.98. In making this computation, all shares known to be owned by directors and executive officers of the Company and all shares known to be owned by other persons holding in excess of 5% of the Company's common stock have been deemed held by affiliates of the Company. Nothing herein shall prejudice the right of the Company or any such person to deny that any such director, executive officer, or stockholder is an affiliate.



                        EXPLANATORY NOTE

          Research Frontiers Incorporated (the (Company") is filing this Amendment No. 2 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2003 for the sole purpose of amending and restating Part II, Item 9A to clarify the disclosure regarding our disclosure controls and procedures and our internal controls. Except for the information set forth in this Amendment No. 2, no other information included in the Company's original Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as amended to date, is hereby updated or amended.

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