Form 10-Q/A
period 2004-03-31
RESEARCH FRONTIERS INC
filed 2004-10-28
CIK 793524

---------------------------------------------------------------------------
                        UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                          FORM 10-Q/A
                       (Amendment No. 2)

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


                        EXPLANATORY NOTE

          Research Frontiers Incorporated (the "Company") is filing this Amendment No. 2 to its Quarterly Report on Form
10-Q for the quarter ended March 31, 2004 for the sole purpose of amending and restating Part I, Item 4 to clarify the disclosure regarding our disclosure controls and procedures and our internal controls. Except for the information set forth in this Amendment No. 1, no other information included in the Company's original Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 is hereby updated or amended.

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