Form 10-Q/A
period 2004-06-30
RESEARCH FRONTIERS INC
filed 2004-10-28
CIK 793524

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

For the quarterly period ended June 30, 2004  Commission file number: 1-9399

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


                        EXPLANATORY NOTE

          Research Frontiers Incorporated (the "Company") is filing this Amendment No. 1 to its Quarterly Report on Form
10-Q for the quarter ended June 30, 2004 for the sole purpose of amending and restating Part I, Item 4 to clarify the disclosure regarding our disclosure controls and procedures and our internal controls. Except for the information set forth in this Amendment No. 1, no other information included in the Company's original Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 is hereby updated or amended.

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