Form 10-Q
period 2004-09-30
RESEARCH FRONTIERS INC
filed 2004-11-09
CIK 793524

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

 For Quarter Ended September 30, 2004    Commission File No.  1-9399

                   RESEARCH FRONTIERS INCORPORATED
         (Exact name of registrant as specified in charter)


                   Delaware                         11-2103466
(State of incorporation or organization)         (IRS Employer
                                              Identification No.)

   240 Crossways Park Drive, Woodbury, N.Y.             11797
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

                    Yes    X          No    __

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 8, 2004, there were outstanding 12,802,059 shares of Common Stock, par value $0.0001 per share.


                      RESEARCH FRONTIERS INCORPORATED

                        Consolidated Balance Sheets

                                                   September 30,2004
                    Assets                            (Unaudited)    Dec.31,2003

Current assets:
 Cash  and cash equivalents                        $ 3,297,857       5,072,290
 Marketable investment securities-available for sale     4,875           7,875
 Royalty receivable, net of reserves of $50,000        137,851         159,891
 Prepaid expenses and other current assets              82,126          82,027

                   Total current assets              3,522,709       5,322,083

Investment in SPD Inc.                                      --         209,704
Fixed assets, net                                      126,155         135,878
Deposits and other assets                               22,605          22,605

                           Total assets            $ 3,671,469       5,690,270

     Liabilities and Shareholders' Equity

Current liabilities:
 Accounts payable                                  $    77,867          85,821
 Deferred revenue                                       45,577          23,683
 Accrued expenses and other                            171,637         111,339

                         Total liabilities             295,081         220,843

Shareholders' equity:
 Capital stock, par value $0.0001 per share;
  authorized 100,000,000 shares, issued and
  outstanding 12,802,059 shares at September 30, 2004
  and 12,683,413 shares at December 31, 2003             1,280           1,268
 Additional paid-in capital                         57,512,019      56,395,409
 Accumulated other comprehensive loss                   (7,625)         (4,625)
 Accumulated deficit                               (54,129,286)    (50,922,625)

                Total shareholders' equity           3,376,388       5,469,427

     Total liabilities and shareholders' equity   $  3,671,469       5,690,270

See accompanying notes to consolidated financial statements.


                     RESEARCH FRONTIERS INCORPORATED

                  Consolidated Statements of Operations

                               (Unaudited)

                               Nine months ended         Three months ended

                           Sept.30,2004  Sept.30,2003  Sept.30,2004 Sept.30,2003

Fee income                 $    134,975       229,625  $     41,648      80,308

Operating expenses            1,763,836     1,847,154       534,847     605,492

Research and development      1,389,519     1,456,738       385,821     412,734

Charge for reduction in value
of investment in SPD Inc.       209,704       255,200            --          --

                              3,363,059     3,559,092       920,668   1,018,226

         Operating loss      (3,228,084)   (3,329,467)     (879,020)   (937,918)

Net investment income            21,423        23,765         8,211       6,733

              Net loss     $ (3,206,661)   (3,305,702) $   (870,809)   (931,185)

Basic and diluted net loss
per common share           $       (.25)         (.27) $       (.07)       (.07)

Weighted average number of
common shares outstanding     12,787,407   12,365,354    12,802,059  12,528,406

See accompanying notes to consolidated financial statements.


                     RESEARCH FRONTIERS INCORPORATED

                  Consolidated Statements of Cash Flows

                               (Unaudited)


                                                Nine months ended
                                        Sept.30,2004 Sept.30, 2003

Cash flows from operating activities:
 Net loss                                             $ (3,206,661)  (3,305,702)
 Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation and amortization                             59,497       84,046
  Charge for reduction in value of
   investment in SPD Inc.                                  209,704      255,200
  Expense relating to cashless
   exercise of stock options                                15,708       40,987
  Expense relating to issuance of
   stock options and warrants
   for services performed                                       --       27,900
  Changes in assets and liabilities:
   Royalty receivable                                       22,040     (139,244)
   Prepaid expenses and other current assets                   (99)     (49,928)
   Deferred revenue                                         21,894       92,745
   Accounts payable and accrued expenses                    52,344      (31,453)

     Net cash used in operating activities              (2,825,573)  (3,025,449)

Cash flows from investing activities:
 Investment in SPD Inc., at cost                                --      (74,902)
 Purchase of fixed assets                                  (49,774)     (45,948)

     Net cash used in investing activities                 (49,774)    (120,850)

Cash flows from financing activities:
 Proceeds from issuances of common stock                 1,100,914    3,536,988


     Net cash provided by financing activities           1,100,914    3,536,988

Net (decrease) increase in cash and cash equivalents    (1,774,433)     390,689

Cash and cash equivalents at beginning of year           5,072,290    5,117,571

Cash and cash equivalents at end of period            $  3,297,857    5,508,260


See accompanying notes to consolidated financial statements.



                RESEARCH FRONTIERS INCORPORATED
           Notes to Consolidated Financial Statements
                       September 30, 2004
                          (Unaudited)

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K (Form 10-K) relating to Research Frontiers Incorporated (the Company) for the fiscal year ended December 31, 2003.

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

Investment in SPD Inc.

During the second quarter of 2001, the Company, through its wholly-owned subsidiary, SPD Enterprises, Inc., invested approximately $750,000 for a minority equity interest in SPD Inc., a subsidiary of Hankuk Glass Industries Inc., Korea's largest glass manufacturer, which was dedicated exclusively to the production of suspended particle device (SPD) light-control film and a wide variety of end-products using SPD film. In April 2003, the Company's wholly-owned subsidiary, SPD Enterprises, Inc., invested $74,902 in SPD Inc., raising its equity ownership from 6.67% to 6.91%. SPD Inc.'s parent company invested at the same time and at the same price, $748,931, raising its equity ownership in SPD Inc. from 66.67% to 69.09%.
During 2003, the Company recorded total non-cash accounting charges of $615,200 against income to reflect a reduction in the value of its investment in SPD Inc. These non-cash charges were determined as follows: During the first quarter of 2003, the Company recorded a non-cash charge against income of $255,200 to reflect a reduction in the value of its investment in SPD Inc. determined based upon recent financing activity of SPD Inc. The Company also recorded a further non-cash charge against income of $360,000 as of the end of 2003 to reflect a reduction in the value of its investment in SPD Inc. determined based upon its review of the financial position and results of operations of SPD Inc. as of and for the year ended December 31, 2003. On April 28, 2004, SPD Inc. informed the Company that it is planning to sell its equipment and other assets and cease its business activities. As a result, the Company wrote off its entire remaining investment in SPD Inc. of $209,704 in the first quarter of 2004. The Company's license agreement with Hankuk Glass Industries provides for the payment of minimum annual royalties to the Company in 2002 and 2003. As of September 30, 2004 and December 31, 2003, the
Company has a receivable of $50,000 from Hankuk Glass Industries for 2003 minimum annual royalties. This receivable was paid in full in October 2004.

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

The following table illustrates the effect on net loss and loss per common share as if the fair value method had been applied:

                               Nine months ended            Three months ended
                            Sept.30,2004 Sept.30,2003  Sept.30,2004 Sept.30,2003

Net loss                    $(3,206,661)  (3,305,702)     (870,809)   (931,185)

Add:Total stock-based employee
    compensation expense
    included in net loss    $    15,708       40,987            --           --

Deduct:Total stock-based
       employee compensation
       determined under
       fair-value based
       method for all awards $ (200,733)    (816,987)           --      (56,275)

           Pro forma        $(3,391,686)  (4,081,702)     (870,809)    (987,460)

Basic and diluted net loss
 per common share   As reported $ (0.25)       (0.27)     $  (0.07)       (0.07)
                    Pro forma   $ (0.27)       (0.33)     $  (0.07)       (0.08)

Shareholders' Equity

Issuance of Common Stock

For the nine months ended September 30, 2004, the Company received
$1,100,914 of net cash proceeds from the issuance of (i) 99,417 shares of common stock issued upon the exercise of warrants resulting in net proceeds of $954,724; and (ii) 17,500 shares of common stock issued upon the exercise of options resulting in net proceeds of $146,190. In addition, 1,729 shares were issued through the cashless exercise of certain options under which the number of shares issuable upon exercise of such option was reduced by 15,771 shares in payment of the exercise price of options to purchase 17,500 shares. In connection therewith, the Company recorded a non-cash compensation expense of $15,708 during the second quarter of 2004.

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

Treasury Stock

The Company did not repurchase any of its stock during the nine months ended September 30, 2004 or 2003.

Issuance of Options

During the second quarter of 2003, the Company issued options to a consultant to purchase 5,000 shares of common stock at an exercise price of $9.54 per share. The Company recorded $27,900 of non-cash expense in connection with the issuance of these options.

Comprehensive Loss

Statement of Financial Accounting Standards No. 130, Reporting
Comprehensive Income. (SFAS No. 130) requires that companies disclose comprehensive income, which includes net loss, foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. The components of comprehensive loss for the three and nine months ended September 30, 2004 and 2003 are as follows:

                               Nine months ended            Three months ended
                            Sept.30,2004 Sept.30,2003  Sept.30,2004 Sept.,2003

Net loss                    $(3,206,661)  (3,305,702)     (870,809)    (931,185)

Unrealized holding gain (loss)
 arising during period           (3,000)      (5,375)           --       (3,375)

Total comprehensive loss    $(3,209,661)  (3,311,077)     (870,809)    (934,560)


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

  The Company applied the cost method of accounting for its minority equity interest in SPD Inc., a subsidiary of Hankuk Glass Industries, Inc. Because no public market existed for the common stock of SPD Inc., the Company reviewed the operating performance, financing and forecasts for such entity in assessing the net realizable value of this investment. During 2003, the Company recorded total non-cash accounting charges of $615,200 against income to reflect a reduction in the value of its investment in SPD Inc. These non-cash charges were determined as follows: During the first quarter of 2003, the Company recorded a non-cash charge against income of $255,200 to reflect a reduction in the value of its investment in SPD Inc. determined based upon recent financing activity of SPD Inc. The
Company also recorded a further non-cash charge against income of $360,000 as of the end of 2003 to reflect a reduction in the value of its investment in SPD Inc. determined based upon its review of the financial position and results of operations of SPD Inc. as of and for the year ended December 31, 2003. On April 28, 2004, SPD Inc.
informed the Company that it is planning to sell its equipment and other assets and cease its business activities. As a result, the Company wrote off its entire remaining investment in SPD Inc. of $209,704 in the first quarter of 2004.

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

Controls and Procedures

  We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of management, including our Chief Executive Officer and Chief
Financial Officer, as of the end of the quarter ending September 30, 2004. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission filings. There were no changes that occurred during the quarterly period ended September 30, 2004 that materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

Results of Operations for the Nine Month
Periods Ended September 30, 2004 and 2003

The Company's fee income from licensing activities for the first nine months of 2004 was $134,975 as compared to $229,625 for the first nine months of 2003. This difference in fee income was primarily the result of the timing and amount of minimum annual royalties paid, and the date of receipt of such payment on certain license agreements, by end-product licensees. Certain license fees, which are paid to the Company in advance of the accounting period in which they are earned resulting in the recognition of deferred revenue for the current accounting period, will be recognized as fee income in future periods. Also, licensees may offset some or all of their royalty payments on sales of licensed products for a given period by applying these advance payments towards such earned royalty payments.

Operating expenses decreased by $83,318 for the first nine months of 2004 to $1,763,836 from $1,847,154 for the first nine months of 2003. This decrease was primarily the result of lower payroll, marketing, legal, depreciation, and directors expenses, partially offset by higher insurance, patent, non-cash compensation, and consulting expenses and higher accounting fees.

Research and development expenditures decreased by $67,219 to $1,389,519 for the first nine months of 2004 from $1,456,738 for the first nine months of 2003. This decrease was primarily the result of decreased payroll and depreciation expenses, partially offset by higher insurance expenses and costs associated with licensee support through professional conferences.

During the first nine months of 2004 and 2003, the Company recorded non-cash charges against income of $209,704 and $255,200, respectively, to reflect a reduction in the value of its investment in SPD Inc.

The Company's net investment income for the first nine months of 2004 was $21,423, as compared to net investment income of $23,765 for the first nine months of 2003. This difference was primarily due to lower investment balances.

As a consequence of the factors discussed above, the Company's net loss was $3,206,661 ($0.25 per common share) for the first nine months of 2004 as compared to $3,305,702 ($0.27 per common share) for the first nine months of 2003.

Results of Operations for the Three Month
Periods Ended September 30, 2004 and 2003

The Company's fee income from licensing activities for the third quarter of 2004 was $41,648 as compared to $80,308 for the third quarter of 2003. This difference in fee income was primarily the result of the timing and amount of minimum annual royalties paid, and the date of receipt of such payment on certain license agreements, by end-product licensees. Certain license fees, which are paid to the Company in advance of the accounting period in which they are earned resulting in the recognition of deferred revenue for the current accounting period, will be recognized as fee income in future periods. Also, licensees may offset some or all of their royalty payments on sales of licensed products for a given period by applying these advance payments towards such earned royalty payments.

Operating expenses decreased by $70,645 for the third quarter of 2004 to $534,847 from $605,492 for the third quarter of 2003. This decrease was primarily the result of lower payroll, marketing, and depreciation expenses, partially offset by increased accounting fees and insurance expenses.

Research and development expenditures decreased by $26,913 to $385,821 for the third quarter of 2004 from $412,734 for the third quarter of 2003. This decrease was primarily the result of lower payroll, consulting, depreciation and office expenses and materials cost, partially offset by higher insurance costs.

The Company's net investment income for the third quarter of 2004 was $8,211, as compared to net investment income of $6,733 for the third quarter of 2003. This difference was primarily due to higher interest rates.

As a consequence of the factors discussed above, the Company's net loss was $870,809 ($0.07 per common share) for the third quarter of 2004 as compared to $931,185 ($0.07 per common share) for the third quarter of 2003.

Financial Condition, Liquidity and Capital Resources

During the first nine months of 2004, the Company's cash and cash equivalent balance decreased by $1,774,433 principally as a result of cash used to fund the Company's operating activities of $2,825,573, offset by $1,100,914 of proceeds received, net of expenses, from the private placement of common stock and the issuance of common stock upon the exercise of options. At September 30, 2004, the Company had working capital of $3,227,628 and its shareholders' equity was $3,376,388.

The Company occupies premises under an operating lease agreement which expires on January 31, 2014 and requires minimum annual rent which rises over the term of the lease to approximately $138,269.

On October 1, 1998, the Company announced that Ailouros Ltd., a
London-based institutional money management fund, committed to purchase up to $15 million worth of common stock of the Company through December 31, 2001. This commitment was in the form of a Class A Warrant issued to Ailouros Ltd. which gave the Company the option in any three-month period to deliver a put notice to Ailouros requiring them to purchase an amount of common stock specified by the Company at a price equal to the greater of (A) 92% of the seven-day average trading price per share of common stock, or (B) a minimum or "floor" price per share set by the Company from time to time. The pricing was initially subject to an overall cap of $15 per share, which cap was eliminated by mutual agreement so that the Company could put stock to Ailouros at selling prices in excess of $15 per share. However, the Company was not required to sell any shares under the agreement. Before the beginning of each of a series of three-month periods specified by the Company, the Company determined the amount of common stock that the Company wished to issue during such three-month period. The Company also set the minimum selling or "floor" price, which could be reset by the Company in its sole discretion prior to the beginning of any subsequent three-month period. Therefore, at the beginning of each three-month period, the Company would determine how much common stock, if any, would be sold (the amount of which could range from $0 to $1.5 million during such three-month period), and the minimum selling price per share. In
March 2000, Ailouros agreed to expand its commitment beyond the original $15 million, thereby giving the Company the right to raise additional funds from Ailouros so long as the Company did not have to issue more shares than were originally registered with the Securities and Exchange Commission, and in December 2001 the expiration date of the Class A Warrant was extended to December 31, 2003. In
December 2003, this expiration date for the Class A Warrant was further extended to December 31, 2005. As of March 31, 2004, the
Company issued the remaining 99,417 shares registered and available for issuance under the Class A Warrant, resulting in net proceeds of approximately $1 million in the quarter ended March 31, 2004. Thus, Ailouros has no further obligation to provide funding to the Company.
As noted below, while no additional funding is projected to be required by the Company in order to maintain its current levels of expenditures for research and development, market development and other operations until the third quarter of 2005, the Company and Ailouros, which has been the Company's principal source of capital funding since 1999, are in discussions regarding an additional equity investment by Ailouros to provide additional working capital for the Company.

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

The Company expects to use its cash to fund its research and development of SPD light valves and for other working capital purposes. The Company's working capital and capital requirements depend upon numerous factors, including the results of research and development activities, competitive and technological developments, the timing and cost of patent filings, the development of new licensees and changes in the Company's relationships with its existing licensees. The degree of dependence of the Company's working capital requirements on each of the foregoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements; the addition of new licensees may provide additional working capital or working capital requirements, and changes in relationships with existing licensees would have a favorable or negative impact depending upon the nature of such changes. Based upon existing levels of cash expenditures, existing cash reserves and budgeted revenues, the Company believes that it would not require additional funding for the next 12 months from September 30, 2004. There can be no assurance that expenditures will not exceed the anticipated amounts or that additional financing, if required, will be available when needed or, if available, that its terms will be favorable or acceptable to the Company.
The Company will need to raise additional capital no later than the third quarter of 2005 if operations, including research and development and marketing, are to be maintained at current levels. If the Company cannot raise additional funds, it will be required to reduce expenses during the remainder of 2004 and 2005. Eventual success of the Company and generation of positive cash flow will be dependent upon the extent of commercialization of products using the Company's technology by the Company's licensees and payments of continuing royalties on account thereof.

New Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board ("FASB") issued a proposed statement, "Share-Based Payment - An Amendment to Statement Nos. 123 and 95," that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and generally would require, instead, that such transactions be accounted for using a fair value based method. In October 2004, the FASB delayed the effective date of this standard to be applied prospectively for interim or annual periods beginning after June 15, 2005, as if all share-based compensation awards granted, modified or settled after December 15, 1994 had been accounted for using the fair value based method of accounting. Management will continue to monitor the FASB's progress on the issuance of this proposed statement and its impact on the Company's consolidated financial statements.

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

Date: November 8, 2004