Form 10-K
period 2004-12-31
RESEARCH FRONTIERS INC
filed 2005-03-16
CIK 793524

SECURITIES AND EXCHANGE COMMISSION
                WASHINGTON, D.C.  20549

                        FORM 10-K

    ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of
          THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004
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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

 Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes X  __ No

As of March 15, 2005 there were 13,812,559 shares of Research Frontiers Incorporated common stock outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates was $93,302,966 computed in accordance with the rules of the SEC by reference to the closing price of the Company's common stock as of June 30, 2004 which was $7.11. In making this computation, all shares known to be owned by directors and executive officers of the Company and all shares known to be owned by other persons holding in excess of 5% of the Company's common stock have been deemed held by "affiliates" of the
Company. Nothing herein shall prejudice the right of the Company or any such person to deny that any such director, executive officer,
or stockholder is an "affiliate."                 Page 1 of 60

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

     SPDs use microscopic light-absorbing particles that are either in a liquid suspension or a film. The microscopic particles align when an electrical voltage is applied. This permits light to pass through the device, and allows the amount of light to be controlled. The first light valve of this type was invented by Dr. Edwin Land, founder of Polaroid Corporation, in the 1930s. Since 1965, Research Frontiers has been actively working to develop and license its own technology, which it protects using patents, trade secrets and know-how. Although patent and trade secret protection is not a guarantee of commercial success, Research Frontiers currently has approximately 446 patents and pending patent applications throughout the world protecting its technology.

     As a result of our efforts over the years, Research Frontiers Incorporated has become the world's leader in suspended-particle-device development and research, and licenses its light-control technology to other companies. Currently, our 34 licensees are categorized into three main areas: materials for making films (emulsions); film; and end-products. Our emulsion makers produce the basic chemicals-the SPD particles and the various special polymers that work in conjunction with such particles, and from which SPD films are made. The film makers use a thin layer of emulsion, which is coated between two sheets of plastic film coated with a transparent conductive coating, which emulsion is then partly solidified to form an SPD film that allows users to control the amount of light passing through such film. The end-product licensees then incorporate such SPD light-control film into a variety of SPD-Smart products.

     The past several years have been important for Research Frontiers as we moved from being a company with a technology under development to a company with products using our technology being sold by our licensees. The technology has also received some prestigious awards, including the Best of What's New Award for home technology products for 2002 from Popular Science. It was also named one of the top new technologies for 2002 by the Society of Automotive Engineers.

     SPD-Smart windows have been installed in business and commercial aircraft, as well as in architectural, automotive and appliance glass projects. SPD technology is an "enabling" technology cutting across many industries which has wide commercial applications in many types of products where variable light transmission is desired, such as:

- "smart" windows, skylights partitions, doors, and sunshades for the architectural, aircraft, marine, automotive and appliance industries;
- variable light transmission sunglasses, goggles, visors and other eyewear;
- self-dimmable automotive sunroofs, sunvisors and rear-view mirrors; and
- flat panel information displays for use in billboards, scoreboards, point-of-purchase advertising displays, traffic signs, computers, televisions, telephones, PDAs and other electronic instruments.

     Various licensees of Research Frontiers have developed SPD-
Smart windows and other products. Several of our licensees have already sold aircraft, architectural, marine and automotive windows, skylights and doors, as well as glass doors for appliances using SPD technology. Also, prototypes of flat panel displays, eyewear, and self-dimming automotive rear-view mirrors have been developed. These prototypes demonstrate the feasibility and operation of the products they relate to, but need additional product design, engineering or testing before commercial products are introduced. Some of our licensees consider the exact stage of development, product introduction strategies and timetables, and other plans to be proprietary or secret, and as such cannot be disclosed by the Company until such licensees make their own public announcements or product launches. During
2002, 2003, 2004 and to date in 2005, marketing campaigns and product launches by our licensees have been announced under the indicated trademarks for their SPD-Smart products:

Licensee                           Trademark
Cricursa Cristales Curvados, SA    Cri-Regulite
Innovative Glass Corporation       E-Glass
InspecTech Aero Service, Inc.      SPD-Equipped,
                                   I-Shade, SPD-Shade
Isoclima S.p.A.                    Chromalite
Kerros Limited                     IntelliTint
SPD Technologies, Inc.             InfiniTint,
                                   New-View, Smart-Shade
SPD Systems Inc.                   Health Smart, VectorLux,
                                   InstaTint, PowerTint
ThermoView Industries              Alter-Lite

In addition, Research Frontiers introduced various marketing programs under the following trademarks: SPD-Smart , VaryFast The View of the Future - Everywhere you Look , Powered by SPD , and Visit
SmartGlass.com - to change your view of the World .

     Our licensee InspecTech Aero Service Inc. reported that it has received FAA certification for, and has already installed SPD-Smart windows on various aircraft. InspecTech reports having installed or currently engineered SPD-Smart windows for the following aircraft:

-    Airbus A319, A320, A380
-    Boeing 737,747, 757, 7E7 (787), BBJ
-    Bombardier Challenger 601, 604
-    Bombardier Global Ex
-    Bombardier Learjet 24, 25, 31, 35, 36, 45, 55,60
-    Cessna Citation I, II, III
-    Cessna Conquest I, II
-    Cessna Citations 525,525A, 550, Excel, 5 and CX
-    Dassault Falcon 10, 50
-    EADS Eurocopter EC 155
-    Gulfstream (all models)
-    Piaggio P180 Avanti, and Pilatus PC-12
-    Raytheon Beechjet
-    Raytheon Hawker 700, 800
-    Raytheon King Air 90, 100, 200, 350
-    Sikorsky S-92 Helicopter
-    Textron-Lycoming Bell 430 Helicopter

     Starting in 2003, the number of aircraft incorporating window shades using SPD-Smart technology increased, and the number of additional aircraft for which SPD-Smart electronic window shades have been designed and engineered also increased during 2003. In addition, the two largest jet manufacturers in the world have announced plans which may include electronic smart window shades in their next-generation aircraft. Project architects and developers have begun to specify more SPD-Smart glass in their projects. Also, starting in late 2003, certain automakers have begun to incorporate SPD-Smart glass in production and concept vehicles, with some of these concept vehicles being exhibited at major auto shows. There appears to be a growing trend towards using more glass in architectural and automotive applications, including the introduction of panoramic roof systems and larger sunroofs for transportation vehicles. SPD-Smart technology can provide effective shading, glare control and heat management solutions for these larger glass areas. SPD-Smart windows have also begun to be used in yachts as well. The Company has also seen the adoption rate in terms of number of licensees, as well as the size of the organizations becoming licensees, increase. Also, products using SPD-Smart technology have begun to appear much more frequently at trade shows, conferences, and industry events, with such products not only being exhibited by our licensees, but also by their customers and by original equipment manufacturers. While there can be no assurance that these trends will continue, to the extent that they do continue, they each should have a beneficial effect on future fee income for the Company. In April 2004, SPD Inc., which was at that time, the sole manufacturer of SPD-Smart light control film and a subsidiary of Hankuk Glass Industries, a licensee of the Company, announced that it was ceasing its business activities. Therefore, sales of SPD-Smart products by licensees of the Company during most of 2004 were curtailed as these licensees filled customer orders out of existing inventory of SPD-Smart light control film made by SPD Inc.
while awaiting production of the next-generation emulsion-based SPD-Smart light control film with improved performance characteristics.
Based upon the reports by our licensees of their activities, the Company expects that next-generation SPD-Smart film will be available from multiple sources of supply in Asia, Europe and North America in 2005, with initial SPD film production on dedicated factory lines being available to end-product licensees early in 2005

     The following table summarizes Research Frontiers' existing license agreements and lists the year these agreements were entered into:

Licensee                 Products Covered                              Territory

Air Products and    SPD emulsions and films for other licensees (2003) Worldwide
Chemicals, Inc.

American Glass Products  Architectural and automotive windows (2002)   Worldwide
                                                                  (except Korea)

Asahi Glass Company      Sunroof glass for other licensees (2001)      Worldwide
(a sublicensee of its
subsidiary
AGC Automotive Americas
(f/k/a AP Technoglass Co.))

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

BRG Group, Ltd.          Architectural and automotive windows (2002)   Worldwide
                                                                  (except Korea)

Cricursa Cristales Curvados Architectural and automotive windows(2002) Worldwide
                                                                  (except Korea)

Custom Glass Corporation  Windows and sunroofs for mass                Worldwide
                          transit trains/busses; SPD film         (except Korea)
                          lamination for other licensees (2003)

Dainippon Ink and        SPD emulsions for other licensees (1999)      Worldwide
Chemicals Incorporated


E.I. DuPont de Nemours   Architectural and automotive windows;SPD    Worldwide
       emulsions and films for other licensees (2004)

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


Nippon Sheet Glass Co., Ltd   SPD film for other licensee (2004)      Worldwide


Pilkington plc           SPD film lamination for other licensee (2004)Worldwide

Polaroid Corporation      SPD emulsions and films for other            Worldwide
                          licensees (2000)


Prelco Inc.              Architectural windows,train and bus windows  US,Canada,
                                                        (2004)       and Mexico

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

SmartGlass Ireland Ltd    Architectural windows (2004)                 Ireland

SPD Technologies, Inc.    Architectural windows (2002)                 Worldwide
(f/k/a Razor's Edge                                               (except Korea)
Technologies, Inc.)

SPD Systems, Inc.    Architectural, appliance and marine windows (2002)Worldwide
                                                                  (except Korea)

ThermoView Industries, Inc.   Architectural windows (2000)             Worldwide
                                                                  (except Korea)

Traco, Inc.              Architectural windows (2003)                  Worldwide
                                                                  (except Korea)

Vision (Environmental    Architectural windows (2003)             United Kingdom
Innovation) Limited

     Licensees of Research Frontiers who incorporate SPD technology into end-products will pay Research Frontiers a royalty of 5-15% of net sales of licensed products under license agreements currently in effect, and may also be required to pay Research Frontiers fees and minimum annual royalties. Licensees who sell products or components to other licensees of Research Frontiers do not pay a royalty on such sale and Research Frontiers will collect such royalty from the licensee incorporating such products or components into their own end-products. Research Frontiers' license agreements typically allow the licensee to terminate the license after some period of time, and give Research Frontiers only limited rights to terminate before the license expires. Most licenses are non-exclusive and generally last as long as our patents remain in effect. The license granted to Hankuk Glass Industries was exclusive within Korea for certain applications through December 2004. Hankuk Glass Industries remains a licensee of
Research Frontiers even though their subsidiary, SPD Inc., has ceased business operations and production of SPD film. Global Mirror's license restricts new licenses from being granted in the truck mirror original equipment market for a period of time if certain sales milestones are met with respect to commercial vehicles in Classes 5 through 8 with gross vehicle weights in excess of 16,000 pounds. To date, the Company has not generated sufficient revenue from its licensees to fund its operations.

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

     On March 15, 2005 the Company had twelve full-time employees, five of whom are technical personnel, and the rest of whom perform legal, marketing, investor relations, and administrative functions. Of these employees, two have obtained a doctorate in chemistry, one has a masters in chemistry, two have extensive industrial experience in electronics and electrical engineering, and one has majored in physics. Three employees also have additional postgraduate degrees in business administration. Also the Company's suppliers and licensees have people on their teams with advanced degrees in a number of areas relevant to the commercial development of products using the Company's technology. The success of the Company is dependent on, among other things, the services of its senior management, the loss of whose services could have a material adverse effect upon the prospects of the Company.

     The Company believes that its SPD light valve technology has certain performance advantages over other technologies for so-called "smart windows," windows which electrically vary the amount of light passing through them, and automatically self-dimmable automotive rear-view mirrors.

     Variable light transmission technologies can be classified into two basic types: "active" technologies that can be controlled electrically by the user either automatically or manually, and passive technologies that can only react to ambient environmental conditions such as changes in lighting or temperature. One type of passive variable light transmission technology is photochromic technology;
such devices change their level of transparency in reaction to external ultra-violet radiation. As compared to photochromic technology, the Company's technology permits the user to adjust the amount of light passing through the viewing area of the device rather than merely reacting to external radiation. In addition, the reaction time necessary to change from light to dark with SPDs can be almost instantaneous, as compared to the much slower reaction time for photochromic devices. Unlike SPD technology, photochromic technology does not function well at the high and low ends of the temperature range in which smart windows are normally expected to operate.

     The active, user-controllable technologies are sometimes referred to as "smart" technologies. These active technologies are far more useful because they can be controlled electrically by a user with a manual adjustment or automatically when coupled with a timer or sensing device such as a photocell, motion detector or thermostat. There are three main types of active devices which are compared below:

-    Electrochromic devices (EC)
-    Liquid crystal devices (LC)
-    Suspended-particle devices (SPD)

Electrochromic Technology: When compared to electrochromic windows and rear-view mirrors, which use a direct current voltage to alter the molecular structure of electrochromic materials (which can be in the form of either a liquid, gel or solid film) causing the material to darken, SPDs have numerous potential performance, manufacturing and cost advantages. In comparing the Company's SPD light valves to electrochromic technologies, SPDs are expected to have some or all of the following advantages:

-    faster response time;
-    consistent switching speed regardless of size of viewing area;
     lower estimated costs;
-    more reliable performance over a wider temperature range;
-    capability of achieving darker off-states;
-    lower current drain;
-    higher estimated battery life in applications where batteries are used;
- no "iris effect" (where light transmission changes first occur at the outer edges of a window or mirror and then work their way toward the center) when changing from clear to dark and back again;
- SPD technology is a film-based technology that can be applied to plastic as well as glass, and which can be applied to curved as well as flat surfaces.

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

Liquid Crystal Technology: To date, the main types of liquid crystal smart windows have been produced by Taliq Corp. (a subsidiary of Raychem Corp. which has since discontinued its liquid crystal operations and licensed its technology to others), Nippon Sheet Glass, Saint-Gobain Glass, Polytronix, Inc. and 3M (which has also reportedly discontinued its liquid crystal film making operations). These windows are very expensive and only change from a cloudy opaque milky-white to a hazy clear state, with no useful intermediate states. As compared to liquid crystal windows, SPD smart windows should:

-    be less expensive to produce;
-    have less haze;
-    operate over a wider temperature range;
-    use less power;
-    absorb and shade light, rather than simply scattering it;
-    permit an infinite number of intermediate states between a
- transparent state and a dark blue state, rather than being just "on" or "off" like LC windows.

     In the flat panel display market, the Company also expects to compete against various display technologies that are currently being used commercially. In particular, the Company expects its SPD technology to compete on the basis of the performance characteristics with liquid crystal displays ("LCDs") and organic light emitting diodes ("OLEDs"). An LCD is generally similar in construction to an SPD display, but instead of a liquid or film suspension, it utilizes an organic material called a liquid crystal which, although comprised of molecules that flow like a liquid, has some of the characteristics of solid crystals. Like SPD displays, LCDs are "passive" devices which do not generate light, but merely reflect or modulate existing light.
OLEDs emit light rather than transmit it, and unlike LCDs but similar to SPD displays, OLEDs promise to have wide viewing angles and low power consumption. However, several technological and manufacturing hurdles remain in the production of OLEDs including limited life expectancy, sensitivity to degradation from exposure to air and water, and cost. The market for flat panel displays was estimated by others to have been approximately $40 billion for 2003. The
Company believes that some of its licensees may begin to challenge
OLEDs and liquid crystal displays with SPDs for part of the flat panel display market during the next several years.

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

Research Frontiers' main goals in its research and development are:

-        developing wider ranges of light transmission and quicker
-        switching speeds;
-        developing different colored particles;
-        reducing the voltage required to operate SPDs; and
-        obtaining data and developing improved materials regarding
-        environmental stability and longevity.

Research Frontiers incurred about $1,682,000, $1,909,000, and
$1,859,000 during the years ended December 31, 2004, 2003, and 2002, respectively, for research and development. Research Frontiers plans to engage in substantial continuing research and development activities.

Patents and Proprietary Information

     The Company has 30 United States patents in force, and six United States patent applications are pending. The Company's United States patents expire at various dates from 2006 through 2023. The Company has approximately 213 issued foreign patents and 197 foreign and international patent applications pending. The Company's foreign patents expire at various dates from 2005 through 2021. The Company believes that its SPD light valve technology is adequately protected by its patent position and by its proprietary technological know-how. However, the validity of the Company's patents has never been contested in any litigation. To a lesser extent, the Company relies on trade secrets and nondisclosure agreements to protect its technology. The Company generally requires any employee, consultant, or licensee having access to its confidential information to execute an agreement whereby such person agrees to keep such information confidential.

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

ITEM 2.   PROPERTIES

     The Company recently expanded its facilities, extended its lease, and currently occupies approximately 9,500 square feet of space at an annual rental which in 2004 was approximately $168,000 for its executive office and research facility at 240 Crossways Park Drive, Woodbury, New York 11797 under a lease expiring January 31, 2014.
The Company believes that its space, including its laboratory facilities, is adequate for its present needs.

ITEM 3.   LEGAL PROCEEDINGS

     There are no legal proceedings pending by or against the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
SECURITY HOLDERS

     None
                                   PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY,RELATED STOCK HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)  Market Information

     (1)  The Company's common stock is traded on the NASDAQ
National Market. As of March 15, 2005, there were 13,812,559 shares of common stock outstanding.

     (2) The following table sets forth the range of the high and low selling prices (as provided by the National Association of Securities Dealers) of the Company's common stock for each quarterly period within the past two fiscal years:

               Quarter Ended             Low         High
               March 31, 2003           4.28         9.51
               June 30, 2003            5.82        14.09
               September 30, 2003      11.09        17.20
               December 31, 2003        8.33        12.66
               March 31, 2004           8.28        13.98
               June 30, 2004            6.94        11.55
               September 30, 2004       5.13         7.60
               December 31, 2004        5.65         7.96
                   These quotations may reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

(b)  Approximate Number of Security Holders

     As of March 15, 2005, there were 627 holders of record of the Company's common stock. The Company estimates that there are approximately 8,500 beneficial holders of the Company's common stock.

(c)  Dividends

     The Company did not pay dividends on its common stock in 2004 and does not expect to pay any cash dividends in the foreseeable future. There are no restrictions on the payment of dividends.

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

                                        Year ended December 31,
                             2004        2003     2002       2001      2000
Statement of Operations Data:
 Fee income                $201,321   $258,187   $217,519  $ 142,002 $  333,652
 Operating expenses (1)   2,633,534  2,537,317  2,631,139  3,155,305  3,375,638
 Research & development(1)1,682,624  1,908,753  1,859,030  2,223,425  2,270,584
 Charge for reduction in
  value of investment
  in SPD Inc.(2)            165,501    615,200         --         --         --
 Non-recurring non-cash
  compensation expense (3)       --         --         --         --  3,133,748
                          4,481,659  5,061,270  4,490,169  5,378,730  8,779,970
 Operating loss          (4,280,338)(4,803,083)(4,272,650)(5,236,728)(8,446,318)
 Net investment income (4)   17,597     30,775    321,534    696,058    878,518

 Net loss                (4,262,741)(4,772,308)(3,951,116)(4,540,670)(7,567,800)

Basic and diluted net loss
 per common share              (.33)      (.38)      (.33)      (.38)      (.63)
 Dividends per share             --         --         --         --         --

                                           As of December 31,
                             2004        2003     2002       2001      2000
Balance Sheet Data:
 Total current assets   $2,716,964 $5,322,083 $5,293,629 $8,272,677 $15,358,819
 Total assets            2,860,673  5,690,270  6,267,051  9,324,902  15,729,127
 Long-term debt, including
  accrued interest              --         --         --         --          --
Total shareholders'equity2,392,303  5,469,427  5,974,466  9,049,920  14,737,917

(1) During 2002, the Company reclassified costs associated with patents and patent applications from research and development expenses to operating expenses. The amount of patent costs reclassified from research and development expense to operating expense for the years ended December 31, 2001 and 2000 was approximately $411,000 and $348,000, respectively.

(2) Reflects a non-cash charge against income of $615,200 recorded by the Company in the first quarter of 2003 to reflect a reduction in the value of its investment in SPD Inc. determined based upon recent financing activity of SPD Inc. The Company also recorded a further non-cash charge against income of $209,704 during the first quarter of 2004. During the fourth quarter of 2004, the Company received a payment of $44,203 as part of a liquidation distribution made by SPD Inc. to its shareholders, resulting in a total net non-cash charge against income of $165,501 in 2004.

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

(4) Net investment income for 2002 includes $64,608 of interest income received from officers of the Company upon payment of notes receivable.

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

   The Company has entered into a number of license agreements covering potential products using the Company's SPD technology. The Company receives fees and minimum annual royalties under certain license agreements and records fee income on a ratable basis each quarter. In instances when sales of licensed products by its licensees exceed minimum annual royalties, the Company recognizes fee income as the amounts have been earned. Certain of the fees are accrued by, or paid to, the Company in advance of the period in which they are earned resulting in deferred revenue.

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

  On occasion, the Company may issue to consultants either options or warrants to purchase shares of common stock of the Company at specified share prices. These options or warrants may vest based upon specific services being performed or performance criteria being met. In accordance with Emerging Issues Task Force Issue 96-
18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, the Company would be required to record consulting expenses based upon the fair value of such options or warrants on the date that such options or warrants vest as determined using a Black-Scholes option pricing model. Depending upon the difference between the exercise price and the market price of the Company's common stock on the date that such options or warrants vest, the amount of non-cash expenses that could be recorded as a result of the vesting of such options or warrants can be material.

  The Company applied the cost method of accounting for its minority equity interest in SPD Inc., a subsidiary of Hankuk Glass Industries, Inc. Because no public market existed for the common stock of SPD Inc., the Company reviewed the operating performance, financing and forecasts for such entity in assessing the net realizable value of this investment. During 2003, the Company recorded total non-cash accounting charges of $615,200 against income to reflect a reduction in the value of its investment in SPD Inc. These non-cash charges were determined as follows: During the first quarter of 2003, the Company recorded a non-cash charge against income of $255,200 to reflect a reduction in the value of its investment in SPD Inc. determined based upon recent financing activity of SPD Inc. The
Company also recorded a further non-cash charge against income of $360,000 as of the end of 2003 to reflect a reduction in the value of its investment in SPD Inc. determined based upon its review of the financial position and results of operations of SPD Inc. as of and for the year ended December 31, 2003. On April 28, 2004, SPD Inc.
informed the Company that it was planning to sell its equipment and other assets and cease its business activities. As a result, the Company wrote off its entire remaining investment in SPD Inc. of $209,704 in the first quarter of 2004. During the fourth quarter of 2004, the Company received a payment of $44,203 as part of a liquidation distribution made by SPD Inc. to its shareholders, resulting in a total net non-cash charge against income of $165,501 in 2004.

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

Results of Operations

Year ended December 31, 2004 Compared to the Year ended December 31, 2003

  The Company's fee income from licensing activities for 2004 was $201,321, as compared to $258,187 for 2003. This difference in fee income was primarily the result of the timing and amount of minimum annual royalties paid, and the date of receipt of such payment on certain license agreements, by end-product licensees. Certain license fees, which are paid to the Company in advance of the accounting period in which they are earned resulting in the recognition of deferred revenue for the current accounting period, will be recognized as fee income in future periods. Also, licensees may offset some or all of their royalty payments on sales of licensed products for a given period by applying these advance payments towards such earned royalty payments.

  Operating expenses increased by $96,217 for 2004 to $2,633,534 from $2,537,317 for 2003. This increase was primarily the result of higher accounting fees (representing a $201,050 increase), insurance, partially offset by lower payroll, marketing, legal, patent, depreciation, consulting and directors expenses.

  Research and development expenditures decreased by $226,129 to $1,682,624 for 2004 from $1,908,753 for 2003. This decrease was primarily the result of decreased payroll and depreciation expenses, partially offset by higher insurance expenses, and rent.

  Investment income for 2004 was $17,597 as compared to a net gain from its investing activities of $30,775 for 2003. Investment income for 2004 was $30,097 prior to a write-down of $12,500 in the Company's investment in common stock of ThermoView Industries.

  During 2004, the Company recorded total non-cash accounting charges of $165,501 against income to reflect a reduction in the value of its investment in SPD Inc. Of this, the Company recorded a non-cash charge against income of $209,704 during the first quarter of 2004. During the fourth quarter of 2004, the Company received a payment of $44,203 as part of a liquidation distribution made by SPD
Inc. to its shareholders, resulting in a total net non-cash charge against income of $165,501 in 2004. During 2003, the Company recorded total non-cash accounting charges of $615,200 against income to reflect a reduction in the value of its investment in SPD Inc. These non-cash charges were determined as follows: During the first quarter of 2003, the Company recorded a non-cash charge against income of $255,200 to reflect a reduction in the value of its investment in SPD
Inc. determined based upon recent financing activity of SPD Inc. The Company also recorded a further non-cash charge against income of $360,000 as of the end of 2003 to reflect a reduction in the value of its investment in SPD Inc. determined based upon its review of the financial position and results of operations of SPD Inc. as of and for the year ended December 31, 2003.

  As a consequence of the factors discussed above, the Company's net loss was $4,262,741 ($0.33 per share) for 2004 as compared to $4,772,308 ($0.38 per share) for 2003.

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

Financial Condition, Liquidity and Capital Resources

During 2004, the Company's cash and cash equivalent balance decreased by $2,470,227 principally as a result of cash used to fund the Company's operating activities of $3,609,070, offset by $1,162,602 of proceeds received, net of expenses, from the issuance of common stock upon the exercise of options and warrants. At December 31, 2004, the Company had working capital of $2,248,594 and its shareholders' equity was $2,392,303.

The Company occupies premises under an operating lease agreement which expires on January 31, 2014 and requires minimum annual rent which rises over the term of the lease to approximately $138,269.

On October 1, 1998, the Company announced that Ailouros Ltd., a London-based institutional money management fund, committed to purchase up to $15 million worth of common stock of the Company through December 31, 2001. This commitment was in the form of a Class A Warrant issued to Ailouros Ltd. which gave the Company the option in any three-month period to deliver a put notice to Ailouros requiring them to purchase an amount of common stock specified by the Company at a price equal to the greater of (A) 92% of the seven-day average trading price per share of common stock, or (B) a minimum or "floor" price per share set by the Company from time to time. The pricing was initially subject to an overall cap of $15 per share, which cap was eliminated by mutual agreement so that the Company could put stock to Ailouros at selling prices in excess of $15 per share. However, the Company was not required to sell any shares under the agreement. Before the beginning of each of a series of three-month periods specified by the Company, the Company determined the amount of common stock that the Company wished to issue during such three-month period. The Company also set the minimum selling or "floor" price, which could be reset by the Company in its sole discretion prior to the beginning of any subsequent three-month period. Therefore, at the beginning of each three-month period, the Company would determine how much common stock, if any, would be sold (the amount of which could range from $0 to $1.5 million during such three-month period), and the minimum selling price per share. In
March 2000, Ailouros agreed to expand its commitment beyond the original $15 million, thereby giving the Company the right to raise additional funds from Ailouros so long as the Company did not have to issue more shares than were originally registered with the Securities and Exchange Commission, and in December 2001 the expiration date of the Class A Warrant was extended to December 31, 2003. In
December 2003, this expiration date for the Class A Warrant was further extended to December 31, 2005. As of March 31, 2004, the Company issued the remaining 99,417 shares registered and available for issuance under the Class A Warrant, resulting in net proceeds of approximately $1 million in the quarter ended March 31, 2004. Thus, Ailouros has no further obligation to provide funding to the Company.
As noted below, no additional funding is projected to be required by the Company in order to maintain its current levels of expenditures for research and development, market development and other operations until the first quarter of 2007.

During the second quarter of 2001, the Company, through its wholly-owned subsidiary, SPD Enterprises, Inc., invested approximately $750,000 for a minority equity interest in SPD Inc., a subsidiary of Hankuk Glass Industries Inc., Korea's largest glass manufacturer, which was dedicated exclusively to the production of suspended particle device (SPD) light-control film and a wide variety of end-products using SPD film. In April 2003, the Company's wholly-owned subsidiary, SPD Enterprises, Inc., invested $74,902 in SPD
Inc., raising its equity ownership from 6.67% to 6.91%. SPD Inc.'s parent company invested at the same time and at the same price, $748,931 , raising its equity ownership in SPD Inc. from 66.67% to 69.09%. During 2003, the Company recorded total non-cash accounting charges of $615,200 against income to reflect a reduction in the value of its investment in SPD Inc. These non-cash charges were determined as follows: During the first quarter of 2003, the Company recorded a non-cash charge against income of $255,200 to reflect a reduction in the value of its investment in SPD Inc. determined based upon recent financing activity of SPD Inc. The Company also recorded a further non-cash charge against income of $360,000 as of the end of 2003 to reflect a reduction in the value of its investment in SPD Inc. determined based upon its review of the financial position and results of operations of SPD Inc. as of and for the year ended December 31, 2003. On April 28, 2004, SPD Inc. informed the Company that it was planning to sell its equipment and other assets and cease its business activities. As a result, the Company wrote off its entire remaining investment in SPD Inc. of $209,704 in the first quarter of 2004. During the fourth quarter of 2004, the Company received a payment of $44,203 as part of a liquidation distribution made by SPD Inc. to its shareholders, resulting in a total net non-cash charge against income of $165,501 in 2004.

In February 2005, the Company raised $5 million in net proceeds in connection with the registered sale to institutional investors of one million shares of its common stock and the issuance of five-year warrants to purchase 200,000 shares of common stock at an exercise price of $7.50 per share.

The Company expects to use its cash to fund its research and development of SPD light valves and for other working capital purposes. The Company's working capital and capital requirements depend upon numerous factors, including the results of research and development activities, competitive and technological developments, the timing and cost of patent filings, the development of new licensees and changes in the Company's relationships with its existing licensees. The degree of dependence of the Company's working capital requirements on each of the foregoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements; the addition of new licensees may provide additional working capital or working capital requirements, and changes in relationships with existing licensees would have a favorable or negative impact depending upon the nature of such changes. Based upon existing levels of cash expenditures, existing cash reserves and budgeted revenues, the Company believes that it would not require additional funding until the first quarter of 2007. There can be no assurance that expenditures will not exceed the anticipated amounts or that additional financing, if required, will be available when needed or, if available, that its terms will be favorable or acceptable to the Company. Eventual success of the Company and generation of positive cash flow will be dependent upon the extent of commercialization of products using the Company's technology by the Company's licensees and payments of continuing royalties on acc\ount thereof.

Inflation

     The Company does not believe that inflation has a significant impact on its business.

New Accounting Standards

     In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123R "Share Based Payment," which replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the consolidated financial statements. This statement applies to all share-based payment transactions in which an entity acquires goods or services by issuing its shares, options or other equity instruments. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005, which will be the Company's third quarter. The Company expects that the adoption of SFAS No. 123R could have a material effect on the Company's consolidated financial statements, depending upon the number and terms of stock options issued by the Company in the future.

Related Party Transactions

     None.



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

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.  CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-
K, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange
Act Rule 13a-15. Based upon that evaluation, the Company's CEO and
CFO concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's periodic SEC filings. There were no significant changes in the Company's internal control over financial reporting during the quarterly period ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004. Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by KPMG, an independent registered public accounting firm, as stated in their report, which is included herein.

                                 PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company has adopted a code of ethics applicable to its Chief Executive Officer, Chief Operating Officer, Treasurer and Chief Financial Officer, any Vice President and other employees of the Company with important roles in the financial reporting process. This Code of Ethics was adopted by the entire Board of Directors of the Company, including all of its Audit Committee members, in March
2004 in accordance with the requirements of the Sarbanes Oxley Act.
The code of ethics is available on the Company's website at www.SmartGlass.com and was also filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December
31, 2003. The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding any amendment to, or waiver from, a provision of this code of ethics by posting such information on the website specified above.

The other information required by this Item 10 is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Commission on or before April 30, 2005, in connection with the Company's Annual Meeting of Stockholders scheduled to be held on June 9, 2005.

ITEM 11.       EXECUTIVE COMPENSATION

     The information required by this Item 11 is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Commission on or before April 30, 2005, in connection with the Company's Annual Meeting of Stockholders scheduled to be held on June 9, 2005. Notwithstanding anything to the contrary set forth herein or in any of the Company's past or future filings with the Securities and Exchange Commission that might incorporate by reference the Company's definitive Proxy Statement, in whole or in part, the report of the compensation committee and the stock price performance graph contained in such definitive Proxy Statement shall not be incorporated by reference into this Annual Report on Form 10-K or in any other such filings.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Commission on or before April 30, 2005, in connection with the Company's Annual Meeting of Stockholders scheduled to be held on June 9, 2005.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Commission on or before April 30, 2005, in connection with the Company's Annual Meeting of Stockholders scheduled to be held on June 9, 2005.

                                  PART IV

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this Item 14 is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Commission on or before April 30, 2005, in connection with the Company's Annual Meeting of Stockholders scheduled to be held on June 9, 2005.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) and (2)  Financial Statements and Financial Statement
Schedules

     The following consolidated financial statements of Research
Frontiers Incorporated, the related notes thereto, together with the report thereon of KPMG LLP are filed under Item 8 of this Report.

Reports of Independent Registered Public Accounting Firm . . . . . .      F-1

Consolidated Financial Statements:
    Consolidated Balance Sheets,
         December 31, 2004 and 2003. . . . . . . . . . . . . . . . .      F-4

    Consolidated Statements of Operations,
         Years ended December 31, 2004, 2003 and 2002. . . . . . . .      F-5

    Consolidated Statements of Shareholders' Equity,
         Years ended December 31, 2004, 2003 and 2002. . . . . . . .      F-6

    Consolidated Statements of Cash Flows,
         Years ended December 31, 2004, 2003 and 2002. . . . . . . .      F-7

Notes to Consolidated Financial Statements . . . . . . . . . . . . .      F-8

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

10.5.4 Fourth Amendment to Lease dated January 13, 2004 between the Company and Industrial and Research Associates Co. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference.

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

10.12 License Agreement effective as of August 9, 1999 between the Company and Hitachi Chemical Co., Ltd. Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-
        Q for the fiscal quarter ended September 30, 1999 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

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

10.17 License Agreement effective as of February 16, 2001 between the Company and AP Technoglass Co. Previously filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

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

 10.30 License Agreement effective as of April 17, 2003 between the Company and Custom Glass Corporation. Previously filed as an Exhibit to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.31 License Agreement effective as of May 2, 2003 between the Company and Air Products and Chemicals, Inc. Previously filed as an Exhibit to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.32 License Agreement effective as of May 30, 2003 between the Company and Kerros Limited. Previously filed as an Exhibit to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.33 License Agreement effective as of June 6, 2003 between the Company and Traco, Inc. Previously filed as an Exhibit to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange
        Commission, and incorporated herein by reference.

 10.34 License Agreement effective as of June 16, 2003 between the Company and Saint-Gobain Glass France S.A. Previously filed as an Exhibit to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

 10.35 License Agreement effective as of August 1, 2003 between the Company and Vision (Environmental Innovation)
        Limited. Previously filed as an Exhibit to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.36 License Agreement effective as of November 13, 2003 between the Company and Innovative Glass Corporation. Previously filed as an Exhibit to the Company's Annual Report on Form 10-K/A for the fiscal year ended December
        31, 2003 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.37 License Agreement effective as of December 11, 2003 between the Company and Leminur Limited. Previously filed as an Exhibit to the Company's Annual Report on Form 10-
        K/A for the fiscal year ended December 31, 2003 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.38 License Agreement effective as of March 25, 2004 between the Company and Pilkington plc. Filed herewith with portions of this document omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.39 License Agreement effective as of April 5, 2004 between the Company and SmartGlass Ireland Ltd. Filed herewith with portions of this document omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.40 License Agreement effective as of April 8, 2004 between the Company and Prelco Inc. Filed herewith with portions of this document omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.41 License Agreement effective as of April 13, 2004 between the Company and E. I. Dupont De Nemours and Company. Filed herewith with portions of this document omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.42 License Agreement effective as of September 3, 2004 between the Company and Nippon Sheet Glass Co., Ltd. Filed herewith with portions of this document omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

14 Code of Ethics of Research Frontiers Incorporated. Previously filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and incorporated herein by reference.

21      Subsidiaries of the Registrant - SPD Enterprises, Inc.

23      Consent of KPMG LLP - Filed herewith.

31.1    Rule 13a-14(a)/15d-14(a) Certification of Robert L. Saxe-Filed herewith.

31.2   Rule 13a-14(a)/15d-14(a) Certification of Joseph M.Harary-Filed herewith.

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

Dated:  March 15, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                     Position            Date

/s/Robert M. Budin            Director            March 15, 2005
   Robert M. Budin

/s/Joseph M. Harary           Director,President, March 15, 2005
   Joseph M. Harary                   Treasurer

/s/Victor F. Keen             Director            March 15, 2005
   Victor F. Keen

/s/Albert P. Malvino          Director            March 15, 2005
   Albert P. Malvino

/s/Robert L. Saxe             Director, Chairman  March 15, 2005
   Robert L. Saxe
           Report of Independent Registered Public Accounting Firm



The Shareholders and Board of Directors
Research Frontiers Incorporated:


We have audited the accompanying consolidated balance sheets of Research Frontiers Incorporated and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).
Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Research Frontiers Incorporated and subsidiary as of December
31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Research Frontiers Incorporated's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway
Commission (COSO), and our report dated March 15, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

                              /s/ KPMG LLP

Melville, New York
March 15, 2005

     Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors
Research Frontiers Incorporated

We have audited management's assessment, included in the accompanying Management's Report on Internal Controls Over
Financial Reporting, that Research Frontiers Incorporated and subsidiary (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway
Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).
Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway
Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Research Frontiers Incorporated and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 15, 2005 expressed an unqualified opinion on those consolidated financial statements.

                           /s/ KPMG LLP

Melville, New York
March 15, 2005

                     RESEARCH FRONTIERS INCORPORATED

                       Consolidated Balance Sheets

                       December 31, 2004 and 2003

                         Assets                          2004           2003
Current assets:
  Cash and cash equivalents                           $  2,602,063  5,072,290
  Marketable investment securities-available for sale           --      7,875
  Royalty receivables, net of reserves of $82,522
    in 2004 and $50,000 in 2003                             54,544    159,891
  Prepaid expenses and other current assets                 60,357     82,027
                 Total current assets                    2,716,964  5,322,083

Investment in SPD Inc.                                          --    209,704
Fixed assets, net                                          121,104    135,878
Deposits                                                    22,605     22,605

                 Total assets                      $     2,860,673  5,690,270

          Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                                 $       116,440       85,821
  Deferred revenue                                          10,000       23,683
  Accrued expenses and other                               341,930      111,339

                 Total current liabilities                 468,370      220,843

Shareholders' equity:
  Common stock, par value $0.0001 per share;
     authorized 100,000,000 shares, issued and
    outstanding 12,812,559 and 12,683,413 shares
      for 2004 and 2003                                      1,281        1,268
  Additional paid-in capital                            57,576,388   56,395,409
  Accumulated other comprehensive loss                          --       (4,625)
  Accumulated deficit                                  (55,185,366) (50,922,625)

                 Total shareholders' equity              2,392,303    5,469,427

Commitments (note 11)

    Total liabilities and shareholders' equity     $     2,860,673    5,690,270

See accompanying notes to consolidated financial statements.



                     RESEARCH FRONTIERS INCORPORATED

                  Consolidated Statements of Operations

              Years ended December 31, 2004, 2003 and 2002


                                         2004        2003          2002

Fee income                $           201,321     258,187       217,519

Operating expenses                  2,633,534   2,537,317     2,631,139
Research and development            1,682,624   1,908,753     1,859,030
Charge for reduction in value
 of investment in SPD Inc.            165,501     615,200            --
                                    4,481,659   5,061,270     4,490,169

          Operating loss           (4,280,338) (4,803,083)   (4,272,650)

Net investment income                  17,597      30,775       256,926

Interest income on notes
   receivable from officers                --          --        64,608

          Net loss         $       (4,262,741) (4,772,308)   (3,951,116)

Basic and diluted net loss
per common share           $            (0.33)      (0.38)        (0.33)

Weighted average number of
common shares outstanding          12,792,091  12,436,879    12,152,506

  See accompanying notes to consolidated financial statements.




                                RESEARCH FRONTIERS INCORPORATED
                               Statements of Shareholders' Equity
                        Years ended December 31, 2004, 2003 and 2002

                                                                                    Accumulated
                            Common Stock      Additional  Accumulated    Treasury   Other Compre-         Notes
                         Shares     Amount  Paid in Capital Deficit   Stock,at Cost hensive Income(Loss) Receivable  Total


Balance,December 31,2001 12,108,195  1,211 51,359,036 (42,199,201)       -- 41,835 (152,961) 9,049,920
Issuance of common stock    297,875     30  3,011,021          --        --     --       --  3,011,051
Purchase of treasury stock       --     --         --          --(2,354,608)    --       -- (2,354,608)
Retirement oftreasury stock(190,441)   (19)(2,354,589)         -- 2,354,608     --       --         --
Comprehensive loss:
Net loss                         --     --         --  (3,951,116)       --     --       -- (3,951,116)
Unrealized loss on available-
 for-sale securities             --     --         --          --        --(43,085)      --    (43,085)
   Total Comprehensive Loss                                                                 (3,994,201)
Loan repayment from officers     --     --         --          --        --     --  152,961    152,961
Issuance of stock, options and warrants
 for services performed         250     --    109,343          --        --     --       --    109,343
Balance,December 31,2002 12,215,879 $1,222 52,124,811 (46,150,317)       -- (1,250)      --  5,974,466
Issuance of common stock    460,025     46  4,201,711          --        --     --       --  4,201,757
Comprehensive loss:
Net loss                         --     --         --  (4,772,308)       --     --       -- (4,772,308)
Unrealized loss on available-
 for-sale securities             --     --         --          --        -- (3,375)      --     (3,375)
   Total Comprehensive Loss                                                                 (4,775,683)
Issuance of stock, options and warrants
 for services performed       7,509     --     68,887          --        --     --       --     68,887
Balance,December 31,2003 12,683,413 $1,268 56,395,409 (50,922,625)       -- (4,675)      --  5,469,427
Issuance of common stock    127,417     13  1,162,589          --        --     --       --  1,162,602
Comprehensive loss:
Net loss                         --     --         --  (4,262,741)       --     --       -- (4,262,741)
Unrealized loss on available-
 for-sale securities             --     --         --          --        --  4,675      --       4,675
   Total Comprehensive Loss                                                                 (4,258,116)
Issuance of stock, options and warrants
 for services performed       1,729     --     18,390          --        --     --       --     18,390
Balance,December 31,2004 12,812,559 $1,281 57,576,388 (55,185,366)       --     --       --  2,392,303

See accompanying notes to financial statements.


                      RESEARCH FRONTIERS INCORPORATED
                   Consolidated Statements of Cash Flows
                Years ended December 31, 2004, 2003 and 2002

                                                   2004        2003        2002
Cash flows from operating activities:
 Net loss                                     $(4,262,741)(4,772,308)(3,951,116)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization                   82,736    112,092    114,170
   Provision for uncollectible royalty receivables 32,522     50,000         --
   Charge for reduction in value of
    investment in SPD Inc.                        165,501    615,200         --
   Expense relating to cashless
    exercise of stock options                      15,707     40,987         --
   Expense relating to issuance of stock, options
    and warrants for services performed             2,683     27,900    109,343
   Impairment loss on marketable securities        12,500         --     37,500
   Changes in assets and liabilities:
    Royalty receivables                            72,825    (71,744)  (100,647)
    Prepaid expenses and other current assets      21,670    (55,366)   107,389
    Deferred revenue                              (13,683)    11,683    (25,500)
    Accounts payable and accrued expenses         261,210    (83,425)    43,103

   Net cash used in operating activities       (3,609,070)(4,124,981)(3,665,758)

Cash flows from investing activities:
 Purchases of fixed assets                        (67,962)  ( 47,155)  ( 35,367)
   Proceeds from sale of
        available-for-sale securities                  --         --  6,991,771
   Proceeds from liquidation of SPD Inc.           44,203         --         --
   Investment in SPD, Inc., at cost                    --    (74,902)        --

Net cash (used in) provided by investing activities(23,759) (122,057) 6,956,404

Cash flows from financing activities:
 Proceeds from issuances of
  common stock and warrants                      1,162,602 4,201,757  3,175,362
 Repayment of principal on officer's loans              --        --    152,961
 Purchase of treasury stock                             --        -- (2,354,608)

Net cash provided by financing activities        1,162,602 4,201,757    973,715

Net  (decrease) increase in
  cash and cash equivalents                     (2,470,227)  (45,281) 4,264,361
Cash and cash equivalents at beginning of year   5,072,290 5,117,571    853,210
Cash and cash equivalents at end of year      $  2,602,063 5,072,290  5,117,571

See accompanying notes to consolidated financial statements.

                RESEARCH FRONTIERS INCORPORATED
           Notes to Consolidated Financial Statements
                December 31, 2004, 2003 and 2002

(1)     Business

Research Frontiers Incorporated ("Research Frontiers" or the
"Company") operates in a single business segment which is engaged in the development and marketing of technology and devices to control the flow of light. Such devices, often referred to as "light valves" or suspended particle devices (SPDs), use colloidal particles that are either incorporated within a liquid suspension or a film, which is usually enclosed between two sheets of glass or plastic having transparent, electrically conductive coatings on the facing surfaces thereof. At least one of the two sheets is transparent. SPD technology, made possible by a flexible light-control film invented by Research Frontiers, allows the user to instantly and precisely control the shading of glass/plastic manually or automatically. SPD technology has numerous product applications, including: SPD-Smart windows, sunshades, skylights and interior partitions for homes and buildings; automotive windows, sunroofs, sun-visors, sunshades, rear-view mirrors, instrument panels and navigation systems; aircraft windows; eyewear products; and flat panel displays for electronic products. SPD-Smart light control film is now being used in architectural, automotive, marine, aerospace and appliance applications.

The Company has historically utilized its cash and the proceeds from maturities of its investments to fund its research and development of SPD light valves and for other working capital purposes. The Company's working capital and capital requirements depend upon numerous factors, including the results of research and development activities, competitive and technological developments, the timing and cost of patent filings, and the development of new licensees and changes in the Company's relationships with its existing licensees. The degree of dependence of the Company's working capital requirements on each of the foregoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements; the addition of new licensees may provide additional working capital or working capital requirements, and changes in relationships with existing licensees would have a favorable or negative impact depending upon the nature of such changes. There can be no assurance that expenditures will not exceed the anticipated amounts or that additional financing, if required, will be available when needed or, if available, that its terms will be favorable or acceptable to the Company. Eventual success of the Company and generation of positive cash flow will be dependent upon the commercialization of products using the Company's technology by the Company's licensees and payments of continuing royalties on account thereof. To date, the Company has not generated sufficient revenue from its licensees to fund its operations.

(2) Summary of Significant Accounting Policies

   (a)  Cash and Cash Equivalents

The Company considers securities purchased with original maturities of three months or less to be cash equivalents. Cash equivalents consist of short-term investments in money market accounts at December 31, 2004 and 2003.

   (b)  Marketable Investment Securities

Marketable investment securities at December 31, 2004 and 2003 consisted of an equity security. The Company classifies its securities into available-for-sale which are recorded at fair value with unrealized holding gains and losses excluded from earnings and are reported as a separate component of shareholders' equity until realized. Dividend and interest income are recognized when earned. Cost is maintained on a specific identification basis for purposes of determining realized gains and losses on sales of investments. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair market value. The impairment is charged to earnings and a new cost basis for this security is established. During the fourth quarter of 2002, the Company reduced the carrying amount of its equity security by $37,500 because of a sustained reduction in the market price of the stock. During the fourth quarter of 2004, the Company reduced the investment balance to $0 based upon a continued reduction in the market price of this equity security, and recorded a charge to net investment income of $12,500.

   (c)  Royalties Receivable

Royalties receivable are recorded at the amounts specified within the license agreements when the collectibility of the receivable is reasonably assured. The receivables do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing royalties receivable. The Company determines the allowance based on historical write off experience. The Company reviews its allowance for doubtful accounts periodically. Past due accounts are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

   (d)  Fixed Assets

Fixed assets are carried at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets.

   (e)  Fee Income

Fee income represents amounts earned by the Company under various license and other agreements (note 10) relating to technology developed by the Company. During fiscal 2004, four licensees of the Company accounted for 25%, 19%, 13% and 12%, respectively of fee income recognized during the year. During fiscal 2003, four licensees of the Company accounted for 19%, 19%, 19% and 15%, respectively of fee income recognized during the year. During fiscal 2002, four licensees of the Company accounted for 23%, 23%, 17% and 11%, respectively of fee income recognized during the year.

   (f)  Basic and Diluted Loss Per Common Share

Basic earnings (loss) per share excludes any dilution. It is based upon the weighted average number of common shares outstanding during the period. Dilutive earnings (loss) per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company's dilutive earnings (loss) per share equals basic earnings (loss) per share for each of the years in the three-year period ended December 31, 2004 because all common stock equivalents (i.e., options and warrants) were antidilutive in those periods. The number of options and warrants that was not included because their effect is antidilutive was 2,628,400, 2,686,975, and 2,662,950, for 2004, 2003, and 2002, respectively.

   (g)  Research and Development Costs

Research and development costs are charged to expense as incurred.

   (h)  Patent Costs

The Company expenses costs relating to the development or acquisition of patents due to the uncertainty of the recoverability of these items.

   (i)  Use of Estimates

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

   (j)  Income Taxes

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

   (k)  Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of all financial instruments classified as a current asset or current liability are deemed to approximate fair value because of the short maturity of those instruments.

   (l)   Stock-Based Compensation

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

The following table illustrates the effect on net loss and earnings per share as if the fair value method had been applied:
                                  2004      2003      2002
Net loss, as reported                     $(4,262,741) $(4,772,308) $(3,951,116)

Add: Stock-based employee compensation
     expense included in reported net loss     18,390       40,987           --

Deduct: Total stock-based employee
        compensation determined under fair-
        value based method for all awards   $(693,943)   ( 873,262)  (5,393,206)

                             Pro forma    $(4,938,294) $(5,604,583) $(9,344,322)

Basic and diluted net loss
 per common share            As reported  $     (0.33) $     (0.38) $     (0.33)
                             Pro forma    $     (0.38) $     (0.45) $     (0.77)

The per share weighted average fair value of stock options granted during 2004, 2003, and 2002, was approximately $4.37, $7.45, and $7.41, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

               Expected       Risk-Free      Expected Stock Expected Life
Grant Date     Dividend Yield Interest Rate  Volatility     in Years

January 2004        0 %       3.225%           79.580%        4.53
December 2004       0 %       3.521%           70.650%        4.53
June 2003           0 %       1.750%           82.050%        3.77
December 2002       0 %       3.268%           78.340%        3.77
September 2002      0 %       3.268%           78.340%        3.77
June 2002           0 %       3.754%           78.280%        3.77
September 2001      0 %       3.787%           90.190%        3.62
June 2001           0 %       4.768%           85.170%        3.62

    (l)  Accumulated Other Comprehensive Income (loss)

The change in accumulated other comprehensive income (loss) was a reclassification adjustment of $4,625 for the year-ended December 31, 2004 reflecting the write off of an equity investment for an other than temporary impairment (see note 2(b)).

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

   (o)  Impairment of Long-Lived Assets

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

(3)      Investment in SPD Inc.

During the second quarter of 2001, the Company, through its wholly-
owned subsidiary, SPD Enterprises, Inc.,  invested approximately
$750,000 for a minority equity interest in SPD Inc., a subsidiary of
Hankuk Glass Industries Inc., Korea's largest glass manufacturer,   which
was dedicated exclusively to the production of suspended particle device
(SPD) light-control film and a wide variety of end-products using SPD film. In April 2003, the Company's wholly-owned subsidiary, SPD Enterprises, Inc., invested $74,902 in SPD Inc., raising its equity ownership from 6.67% to 6.91%. SPD Inc.'s parent company invested at the same time and at the same price, $748,931 , raising its equity ownership in SPD Inc. from 66.67% to 69.09%. During 2003, the
Company recorded  total non-cash accounting charges of $615,200 against income to reflect a reduction in the value of its investment in SPD Inc. These non-cash charges were determined as follows: During the first quarter of 2003, the Company recorded a non-cash charge against income of $255,200 to reflect a reduction in the value of its investment in SPD Inc. determined based upon the April 2003 financing, and the
Company recorded a further non-cash charge against income of $360,000 as of the end of 2003 to reflect a reduction in the value of its investment in SPD Inc. determined based upon its review of the financial position and results of operations of SPD Inc. as of and for the year ended
December 31, 2003.  On April 28, 2004, SPD Inc. informed the Company that it was planning to sell its equipment and other assets and cease its business activities. As a result, the Company wrote off its entire remaining investment in SPD Inc. of $209,704 in the first quarter of
2004.   During the fourth quarter of 2004, the Company received a
payment of $44,203 as part of a liquidation distribution made by SPD
Inc. to its shareholders, resulting in a total net non-cash charge against income of $165,501 in 2004. The Company's license agreement with
Hankuk Glass Industries provided for the payment of minimum annual
royalties to the Company in 2002 and 2003.   These amounts were all
paid in full in 2004.

(4)     Marketable Investment Securities

The fair value of marketable investment securities is based upon quoted market prices. The amortized cost, gross unrealized holding gains and fair value for the Company's investment security at December 31, 2003 were as follows:
                              Amortized Cost Gross Unrealized Holding Fair Value
                                                Gains     (Losses)

Available-for-sale securities:
Equity security available-for-sale   $12,500        --     ($4,625)     $7,875

During the fourth quarter of 2004, the Company charged the remaining value ($7,875) of this security to net investment income as the result of an impairment that was deemed other than temporary.

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

(6)  Fixed Assets

Fixed assets and their estimated useful lives, are as follows:

                                  2004         2003 Estimated useful life
Equipment and furniture    $ 1,167,771    1,126,348  5 years
Leasehold improvements         309,199      282,660  Life of lease or
                             1,476,970    1,409,008  estimated life if shorter
Less accumulated depreciation
    and amortization         1,355,866    1,273,130
                             $ 121,104      135,878

(7)   Accrued Expenses and Other

Accrued expenses consist of the following at December 31, 2004 and 2003:

                                            2004           2003
Payroll, bonuses and related benefits   $103,406         56,269
Professional services                    206,674         38,450
Deferred rent                             10,691             --
Other                                     21,159         16,620
                                        $341,930        111,339

(8)     Income Taxes

There was no income tax expense in 2004, 2003 and 2002 due to losses incurred by the Company.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2004 and 2003 are presented below.
                                              2004            2003
Deferred tax assets:
 Depreciation                         $     100,000            78,615
 Impairment of investment                         0           246,080
 Capital loss carryforward                  312,000                 0
 Allowance for bad debts                     33,000                 0
 Net operating loss carryforwards        17,118,000        15,823,741
 Research and other credits                 951,000           939,962
 Other temporary differences                 15,000                 0
   Total gross deferred tax assets       18,529,000        17,088,398
 Less valuation allowance                18,529,000        17,088,398
                                      $          --      $         --

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

At December 31, 2004, the Company had a net operating loss carryforward for federal income tax purposes of $42,796,000, varying amounts of which will expire in each year from 2005 through 2024. Research and other credit carryforwards of $951,000 are available to the Company to reduce income taxes payable in future years principally through 2024. Net operating loss carryforwards of $702,000 and research and other credit carryforwards of $38,000 are scheduled to expire during fiscal 2005, if not utilized.

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

During 2004, the Company received $1,162,602 of net cash proceeds
from the issuance of (i)   104,917 shares of common stock issued upon
the exercise of warrants resulting in net proceeds of $987,037; and (ii) 22,500 shares of common stock issued upon the exercise of options resulting in net proceeds of $175,565. In addition, 1,729 shares were issued through the cashless exercise of an option to purchase 17,500 shares. In connection therewith, the Company recorded a non-cash compensation expense of $15,707 in 2004.

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

In 1998, the shareholders approved a stock option plan (1998 Stock
Option Plan) which provides for the granting of both incentive stock options at the fair market value at the date of grant and nonqualified stock options at or below the fair market value at the date of grant to employees or non-employees who, in the determination of the Board of Directors, have made or may make significant contributions to the Company in the future. The Company may also award stock appreciation rights or restricted stock under this plan. The Company initially reserved 540,000 shares of its common stock for issuance under this plan. In 1999, the Company's shareholders approved an additional 545,000 shares for issuance under this Plan, and in each of 2000 and 2002, the Company's shareholders approved an additional 600,000 shares for issuance under this Plan. As of December 31, 2004, awards for 410,072 shares of common stock were available for issuance under this Plan.

At the discretion of the Board of Directors, options expire in ten years or less from the date of grant and are generally fully exercisable upon grant but in some cases may be subject to vesting in the future. Full payment of the exercise price may be made in cash or in shares of common stock valued at the fair market value thereof on the date of exercise, or by agreeing with the Company to cancel a portion of the exercised options. When an employee exercises a stock option through the surrender of options held, rather than of cash for the option exercise price, compensation expense is recorded in accordance with APB Opinion No.
25. Accordingly, compensation expense is recorded for the difference between the quoted market value of the Company's common stock at the date of exchange and the exercise price of the option. During 2004 and 2003, the Company recorded non-cash expenses of $15,707 and $40,987, respectively, related to cashless exercises of options.

Activity in stock options is summarized below:

                            Number of Shares        Weighted Average
                            Subject to Option        Exercise Price
Balance at December 31, 2001   2,312,125                 $11.88
 Granted                         168,000                 $12.76
 Cancelled                            --                     --
 Exercised                       (44,375)                $ 6.38

Balance at December 31, 2002   2,435,750                 $12.04
 Granted                          86,500                 $12.62
 Cancelled                        (3,000)                $15.41
 Exercised                       (84,475)                $ 7.32

Balance at December 31, 2003   2,434,775                 $12.22
 Granted                         148,750                 $ 7.34
 Cancelled                      (134,325)                $ 9.16
 Exercised                       (40,000)                $ 7.97

Balance at December 31, 2004   2,409,200                 $12.16

The following table summarizes information about stock options at December 31, 2004:

                           Weighted
                           Average      Weighted               Weighted
                           Remaining    Average                Average
Range of       Options     Contractual  Exercise  Shares       Exercise
Exercise Price Outstanding Life (Years) Price     Exercisable  Price
$3.00 to $6.00    86,800      2.44       $  6.00     86,800   $  6.00
$6.01 to $7.50   704,850      4.23       $  7.12    704,850   $  7.12
$7.51 to $9.00   469,800      4.44       $  8.38    469,800   $  8.38
$9.01 to $12.00  290,400      5.22       $ 10.18    290,400   $ 10.18
$12.01 to $15.00 411,050      6.17       $ 13.32    411,050   $ 13.32
$15.01 to $19.00 111,000      5.91       $ 18.99    104,000   $ 19.00
$19.01 to $37.03 335,300      6.20       $ 27.72    335,300   $ 27.72
               2,409,200      5.01       $ 12.16  2,402,200   $ 12.14

During 2004, the Company issued options to a consultant to purchase 750 shares of common stock at an exercise price of $6.175 per share. The Company recorded $2,683 of non-cash expense in connection with the issuance of these options.

During 2003, the Company issued options to a consultant to purchase 5,000 shares of common stock at an exercise price of $9.54 per share. The Company recorded $27,900 of non-cash expense in connection with the issuance of these options.

During 2002, the Company issued options to its five Advisory Board members to purchase a total of 5,000 shares of common stock at an exercise price of $12.775 per share. The Company recorded $37,050 of non-cash expense with the issuance of these options. In addition, the Company issued options to purchase 1,250 shares of common stock in connection with the acquisition by the Company of the domain name "SmartGlass.com,"and for web design services, resulting in non-cash marketing expense of $6,775. The fair value of options described above was determined using the Black-Scholes option pricing model.

  (ii)    Warrants

Activity in warrants is summarized below, excluding the effect of the warrants discussed in note 9(d)):

                               Number of Shares             Exercise
                          Underlying Warrants Granted       Price

Balance at December 31, 2001       225,700                $   5.88-13.50
 Exercised                          (8,500)                   7.99- 8.98
 Terminated                             --                            --
 Issued                             10,000                         12.19

Balance at December 31, 2002       227,200                    5.88-13.50
 Exercised                              --                            --
 Terminated                             --                            --
 Issued                             25,000                          9.00

Balance at December 31, 2003       252,200                    5.88-13.50
 Exercised                           5,500                          5.88
 Terminated                        (27,500)                    5.88-9.35
 Issued                                 --                            --

Balance at December 31, 2004       219,200                    5.88-13.50

Warrants generally expire from two to ten years from the date of issuance. At December 31, 2004, the number of warrants exercisable was 214,200 at a weighted average exercise price of $8.48 per share.

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

  (c)  Treasury Stock

The Company did not repurchase any of its stock during 2004 or 2003. During 2002, the Company purchased in the open market and subsequently retired 187,625 shares of treasury stock with an aggregate cost of $2,315,408. In addition, 2,816 shares with a value of $39,200 was delivered to the Company and immediately retired in payment of the exercise price of options to purchase 10,500 shares.

  (d)  Class A and Class B Warrants

On October 1, 1998, the Company announced that Ailouros Ltd., a London-based institutional money management fund, committed to purchase up to $15 million worth of common stock of the Company through December 31, 2001. This commitment was in the form of a Class
A Warrant issued to Ailouros Ltd. which gave the Company the option in any three-month period to deliver a put notice to Ailouros requiring them to purchase an amount of common stock specified by the Company at a price equal to the greater of (A) 92% of the seven-day average trading price per share of common stock, or (B) a minimum or "floor" price per share set by the Company from time to time. The pricing was initially subject to an overall cap of $15 per share, which cap was subsequently eliminated by mutual agreement so that the Company could put stock to Ailouros at selling prices in excess of $15 per share. The Company was not required to sell any shares under the agreement. Before the beginning of each of a series of three-month periods specified by the Company, the Company determined the amount of common stock that the Company wished to issue during such three-month period. The Company also set the minimum selling or "floor" price, which could be reset by the Company in its sole discretion prior to the beginning of any subsequent three-month period. Therefore, at the beginning of each three-month period, the Company could determine how much common stock, if any, was to be sold
(the amount of which could range from $0 to $1.5 million during such three-month period), and the minimum selling price per share. In March 2000, Ailouros agreed to expand its commitment beyond the original $15 million, thereby giving the Company the right to raise additional funds from Ailouros so long as the Company did not have to issue more shares than were originally registered with the Securities and Exchange Commission, and in December 2001 the expiration date of the Class A Warrant was extended to December 31, 2003. In December 2003, this expiration date for the Class A Warrant was further extended to December 31, 2005. As of March 15, 2004, no shares remained registered for future issuance under the Class A Warrant.

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

(10)      License and Other Agreements

The Company has entered into a number of license agreements covering various products using the Company's SPD technology. Licensees of Research Frontiers who incorporate SPD technology into end products will pay Research Frontiers an earned royalty of 5-15% of net sales of licensed products under license agreements currently in effect, and may also be required to pay Research Frontiers fees and minimum annual royalties. To the extent that products have been sold resulting in earned royalties under these license agreements in excess of these minimum advance royalty payments, the Company has recorded additional royalty income. Licensees who sell products or components to other licensees of Research Frontiers do not pay a royalty on such sale and Research Frontiers will collect such royalty from the licensee incorporating such products or components into their own end-products. Research Frontiers' license agreements typically allow the licensee to terminate the license after some period of time, and give Research Frontiers only limited rights to terminate before the license expires. Most licenses are non-exclusive and generally last as long as our patents remain in effect. To date, revenues from license agreements have not been sufficient to fund the Company's costs of operation.

 (11)        Commitments

The Company has an employment agreement with one of its officers which provides for an annual base salary of $436,968 through December 31, 2005.

The Company has a defined contribution profit sharing (401K) plan covering employees who have completed one year of service.
Contributions are made at the discretion of the Company. The Company did not make any contributions to this plan for 2004, 2003 or 2002.

The Company occupies premises under an operating lease agreement which expires on January 31, 2014 and requires minimum annual rent which rises over the term of the lease to approximately $138,000. At December 31, 2004, the approximate minimum annual future rental commitment under this lease for the next five years are as follows:

2005:      $119,000
2006:      $121,000
2007:      $124,000
2008:      $126,000
2009:      $129,000
Thereafter:$538,000

Rent expense, including other occupancy related expenses, amounted to approximately $168,000, $152,000, and $148,000, for 2004, 2003, and
2002, respectively.

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

            (13) Selected Quarterly Financial Data (Unaudited)
                                           Quarter

2004                            First      Second     Third         Fourth
Fee income                 $   37,319 $    56,008 $  41,648     $   66,346
Operating loss             (1,335,797) (1,013,267) (879,020)    (1,052,254)
Net loss                   (1,328,814) (1,007,038) (870,809)    (1,056,080)
Basic and diluted net loss
 per common share (1)            (.10)       (.08)     (.07)          (.08)

2003                             First      Second     Third         Fourth
Fee income                 $    86,128    $ 63,189 $  80,308     $   28,562
Operating loss              (1,322,764) (1,068,785) (937,918)    (1,473,616)
Net loss                    (1,312,927) (1,061,590) (931,185)    (1,466,606)
Basic and diluted net loss
 per common share (1)             (.11)       (.09)     (.07)          (.11)

(1) Since per share information is computed independently for each quarter and the full year, based on the respective average number of common shares outstanding, the sum of the quarterly per share amounts does not necessarily equal the per share amounts for the year.

(14)    Subsequent Event

In February 2005, the Company raised $5 million in net proceeds in connection with the registered sale to institutional investors of one million shares of its common stock and the issuance of five-year warrants to purchase 200,000 shares of common stock at an exercise price of $7.50 per share.

                            SCHEDULE II




                  RESEARCH FRONTIERS INCORPORATED

                 VALUATION AND QUALIFYING ACCOUNTS


           Years ended December 31, 2004, 2003, and 2002



                          Balance at    Charged to                    Balance
                          beginning      costs and                    at end
Description               of period      expenses    Deductions       of period

Allowance for uncollectible
 royalty receivables:

December 31, 2004      $     50,000    $   32,522    $          0   $    82,522

December 31, 2003      $          0    $   50,000    $          0   $    50,000

December 31, 2002      $          0    $        0    $          0   $         0