Form 10-Q
period 2005-03-31
RESEARCH FRONTIERS INC
filed 2005-05-09
CIK 793524

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-Q

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                                 OF
                 THE SECURITIES EXCHANGE ACT OF 1934

   For Quarter Ended March 31, 2005    Commission File No.  1-9399

                   RESEARCH FRONTIERS INCORPORATED
         (Exact name of registrant as specified in charter)


                 Delaware                         11-2103466
(State of incorporation or organization)         (IRS Employer
                                              Identification No.)

240 Crossways Park Drive, Woodbury, N.Y.              11797
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

                    Yes    X          No    __

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
As of May 9, 2005, there were outstanding 13,812,559 shares of Common Stock, par value $0.0001 per share.

                      RESEARCH FRONTIERS INCORPORATED

                        Consolidated Balance Sheets

                                                    March 31,2005
                    Assets                          (Unaudited)   Dec.31,2004

Current assets:
 Cash  and cash equivalents                         $ 6,632,446     2,602,063
 Royalty receivables, net of reserves of $82,522        162,294        54,544
 Prepaid expenses and other current assets               57,993        60,357
             Total current assets                     6,852,733     2,716,964

Fixed assets, net                                       118,911       121,104
Deposits                                                 22,605        22,605

             Total assets                           $ 6,994,249     2,860,673

     Liabilities and Shareholders' Equity

Current liabilities:
 Accounts payable                                   $   200,543       116,440
 Deferred revenue                                       113,750        10,000
 Accrued expenses and other                             228,151       341,930

             Total liabilities                          542,444       468,370

Commitments and Contingencies

Shareholders' equity:
 Capital stock, par value $0.0001 per share;
  authorized 100,000,000 shares, issued and outstanding
  13,812,559 and 12,812,559 shares, respectively          1,381         1,281
 Additional paid-in capital                          62,576,288    57,576,388
 Accumulated deficit                                (56,125,864)  (55,185,366)

            Total shareholders' equity                6,451,805     2,392,303

      Total liabilities and shareholders' equity   $  6,994,249     2,860,673

See accompanying notes to consolidated financial statements.



                     RESEARCH FRONTIERS INCORPORATED

                  Consolidated Statements of Operations

                               (Unaudited)






                                                       Three months ended
                                                     March 31,2005 March 31,2004

Fee income                                           $     41,250        37,319

Operating expenses                                        594,915       664,042

Research and development                                  409,069       499,370

Charge for reduction in value of investment in SPD Inc.        --       209,704

                                                        1,003,984     1,373,116

              Operating loss                             (962,734)   (1,335,797)


Net investment income                                      22,236         6,983

              Net loss                               $   (940,498)   (1,328,814)

Basic and diluted net loss per common share          $       (.07)         (.10)

Weighted average number of common shares outstanding   13,323,670    12,765,284


See accompanying notes to consolidated financial statements.

                    RESEARCH FRONTIERS INCORPORATED

                 Consolidated Statements of Cash Flows

                              (Unaudited)


                                                        Three months ended
                                                    March 31,2005 March 31, 2004

Cash flows from operating activities:
 Net loss                                           $ (  940,498)    (1,328,814)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization                          10,812         18,913
   Charge for reduction in value of investment in SPD Inc.    --        209,704
   Changes in assets and liabilities:
    Royalty receivables                                 (107,750)       (88,304)
    Prepaid expenses and other current assets              2,364          7,563
    Deferred revenue                                     103,750         85,953
    Accounts payable and accrued expenses                (29,676)       126,973

        Net cash used in operating activities           (960,998)      (968,012)

Cash flows from investing activities:
 Purchase of fixed assets                                 (8,619)       (14,413)

        Net cash used in investing activities            ( 8,619)       (14,413)

Cash flows from financing activities:
 Proceeds from issuances of common stock and warrants  5,000,000      1,027,224

        Net cash provided by financing activities      5,000,000      1,027,224

Net increase in cash and cash equivalents              4,030,383         44,799

Cash and cash equivalents at beginning of year         2,602,063      5,072,290

Cash and cash equivalents at end of period           $ 6,632,446      5,117,089

See accompanying notes to consolidated financial statements.

                RESEARCH FRONTIERS INCORPORATED
           Notes to Consolidated Financial Statements
                         March 31, 2005
                          (Unaudited)

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Rule 10-01 of Regulation
S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December
31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K (Form 10-K) relating to Research Frontiers Incorporated (the Company) for the fiscal year ended December 31, 2004.

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

The following table illustrates the effect on net loss and earnings per share as if the fair value method had been applied:

                                                       Three months ended
                                               March 31,2005       March 31,2004

Net loss                                     $     (940,498)         (1,328,814)

Deduct: Total stock-based employee
        compensation determined under fair-
        value based method for all awards    $           --            (200,733)

                  Pro forma                  $     (940,498)        ( 1,529,547)

Basic and diluted net loss
 per common share                As reported $        (0.07)       $      (0.10)
                                 Pro forma   $        (0.07)       $      (0.12)


Shareholders' Equity

Issuance of Common Stock

For the three months ended March 31, 2005, the Company received $5,000,000 of net cash proceeds from the issuance to institutional investors of one million shares of its common stock and the issuance of five-year warrants to purchase 200,000 shares of common stock at an exercise price of $7.50 per share.

For the three months ended March 31, 2004, the Company received $1,027,224 of net cash proceeds from the issuance of
(i) 99,417 shares of common stock issued upon the exercise of warrants resulting in net proceeds of $954,724; and (ii) 8,500 shares of common stock issued upon the exercise of options resulting in net proceeds of $72,500.

Treasury Stock

The Company did not repurchase any of its stock during the three months ended March 31, 2005 or 2004.

Comprehensive Loss

Statement of Financial Accounting Standards No. 130,
Reporting Comprehensive Income (SFAS No. 130) requires that companies disclose comprehensive income, which includes net loss, foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. The components of comprehensive loss for the three months ended March 31, 2005 and 2004 are as follows:

                                        Three months ended
                               March 31,2005        March 31,2004

Net loss                         $ (940,498)          (1,328,814)

Unrealized loss on securities:
 Unrealized holding loss
  arising during period          $       --               (1,625)

Total comprehensive loss         $ (940,498)          (1,330,439)

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

Controls and Procedures

  We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of management, including our Chief Executive
Officer and Chief Financial Officer, as of the end of the quarter ended March 31, 2005. Based upon that evaluation, our Chief
Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission filings. There were no changes that occurred during the quarterly period ended March 31, 2005 that materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

Results of Operations for the Three Month Periods Ended March 31, 2005 and 2004

The Company's fee income from licensing activities for the first quarter of 2005 was $41,250, as compared to $37,319 for the first quarter of 2004. This difference in fee income was primarily the result of the timing and amount of minimum annual royalties paid, and the date of receipt of such payment on certain license agreements, by end-product licensees. Certain license fees, which are paid to the Company in advance of the accounting period in which they are earned resulting in the recognition of deferred revenue for the current accounting period, will be recognized as fee income in future periods. Also, licensees may offset some or all of their royalty payments on sales of licensed products for a given period by applying these advance payments towards such earned royalty payments.

Operating expenses decreased by $69,127 for the first quarter of 2005 to $594,915 from $664,042 for the first quarter of 2004. This decrease was primarily the result of lower payroll, marketing, legal, patent, depreciation, consulting and directors expenses, partially offset by higher accounting fees and insurance expenses.

Research and development expenditures decreased by $90,301 to $409,069 for the first quarter of 2005 from $499,370 for the first quarter of 2004. This decrease was primarily the result of decreased payroll and depreciation expenses, partially offset by higher insurance expenses.

The Company's net investment income for the first quarter of 2005 was $22,236, as compared to net income from its investing activities of $6,983 for the first quarter of 2004. This difference was primarily due to higher interest rates during 2005 and higher cash balances due to the receipt of proceeds from the sale of common stock and warrants in February 2005

During 2004, the Company recorded total non-cash charges of $165,501 against income to reflect a reduction in the value of its investment in SPD Inc. Of this, the Company recorded a non-cash charge against income of $209,704 during the first quarter of 2004. During the fourth quarter of 2004, the Company received a payment of $44,203 as part of a liquidation distribution made by SPD Inc. to its shareholders, resulting in a total net non-cash charge against income of $165,501 in 2004.

As a consequence of the factors discussed above, the Company's net loss was $940,498 ($0.07 per common share) for the first quarter of 2005 as compared to $1,328,814 ($0.10 per common share) for the first quarter of 2004.

Financial Condition, Liquidity and Capital Resources

During the first three months of 2005, the Company's cash and cash equivalent balance increased by $4,030,383 principally as a result of $5,000,000 of net proceeds received from the issuance of common stock and warrants, offset by cash used to fund the Company's operating activities of $960,998. At March 31, 2005, the Company had working capital of $6,310,289 and its shareholders' equity was $6,451,805.

The Company occupies premises under an operating lease agreement which expires on January 31, 2014 and requires minimum annual rent which rises over the term of the lease to approximately $138,269.

During the second quarter of 2001, the Company, through its wholly-owned subsidiary, SPD Enterprises, Inc., invested approximately $750,000 for a minority equity interest in SPD Inc., a subsidiary of Hankuk Glass Industries Inc., Korea's largest glass manufacturer, which was dedicated exclusively to the production of suspended particle device (SPD) light-control film and a wide variety of end-products using SPD film. In April 2003, the Company's wholly-owned subsidiary, SPD Enterprises, Inc., invested $74,902 in SPD Inc., raising its equity ownership from 6.67% to 6.91%. SPD Inc.'s parent company invested at the same time and at the same price, $748,931 , raising its equity ownership in SPD Inc. from 66.67% to 69.09%. During 2003, the Company recorded total non-cash charges of $615,200 against income to reflect a reduction in the value of its investment in SPD Inc. These non-cash charges were determined as follows: During the first quarter of 2003, the Company recorded a non-cash charge against income of $255,200 to reflect a reduction in the value of its investment in SPD Inc. determined based upon recent financing activity of SPD Inc. The Company also recorded a further non-cash charge against income of $360,000 as of the end of 2003 to reflect a reduction in the value of its investment in SPD Inc. determined based upon its review of the financial position and results of operations of SPD Inc. as of and for the year ended December 31, 2003. On April 28, 2004, SPD Inc. informed the
Company that it was planning to sell its equipment and other assets and cease its business activities. As a result, the Company wrote off its entire remaining investment in SPD Inc. of $209,704 in the first quarter of 2004. During the fourth quarter of 2004, the Company received a payment of $44,203 as part of a liquidation distribution made by SPD Inc. to its shareholders, resulting in a total net non-cash charge against income of $165,501 in 2004.

During the first quarter of  2004, the Company issued to Ailouros
Ltd., a London-based institutional money management fund, 99,417 shares registered and available for issuance under a Class A Warrant previously issued to Ailouros, resulting in net proceeds of approximately $1 million.

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

New Accounting Standards

     In December 2004, the Financial Accounting Standards
Board, or FASB, issued SFAS No. 123R "Share Based Payment," which replaces SFAS No. 123 and supersedes APB No. 25. SFAS
No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the consolidated financial statements. This statement applies to all share-based payment transactions in which an entity acquires goods or services by issuing its shares, options or other equity instruments. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. This statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005, which will be the Company's next fiscal year beginning January 1, 2006. The Company expects that the adoption of SFAS No. 123R could have a material effect on the Company's consolidated financial statements, depending upon the number and terms of stock options issued by the Company in the future.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The information required by Item 3 has been disclosed in Item 7A of the Company's Annual Report on Form 10-K for the year ended
December 31, 2004. There has been no material change in the disclosure regarding market risk.

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

     (b)    Reports on Form 8-K.

A Current Report on Form 8-K was filed by the Registrant on February 14, 2005 regarding the private placement of $5 million of common stock and warrants to four investment funds and a Current Report on Form 8-K was filed by the Registrant on April 25, 2005 regarding the Company's change of accountants from KPMG LLP to BDO Seidman, LLP.

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

Date: May 9, 2005