Form 10-Q
period 2005-06-30
RESEARCH FRONTIERS INC
filed 2005-08-08
CIK 793524

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-Q

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                                 OF
                 THE SECURITIES EXCHANGE ACT OF 1934

   For Quarter Ended June 30, 2005    Commission File No.  1-9399

                   RESEARCH FRONTIERS INCORPORATED
         (Exact name of registrant as specified in charter)


                 Delaware                         11-2103466
(State of incorporation or organization)         (IRS Employer
                                              Identification No.)

240 Crossways Park Drive, Woodbury, N.Y.                11797
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

                    Yes    X          No    __

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
As of August 8, 2005, there were outstanding 13,812,559 shares of Common Stock, par value $0.0001 per share.

                      RESEARCH FRONTIERS INCORPORATED

                        Consolidated Balance Sheets

                                                    June 30,2005
                    Assets                          (Unaudited)     Dec.31,2004

Current assets:
 Cash  and cash equivalents                        $   5,420,315      2,602,063
 Royalty receivables, net of reserves of $82,522         165,294         54,544
 Prepaid expenses and other current assets               131,417         60,357
                    Total current assets               5,717,026      2,716,964

Fixed assets, net                                        114,038        121,104
Deposits                                                  22,605         22,605

                    Total assets                    $  5,853,669      2,860,673

     Liabilities and Shareholders' Equity

Current liabilities:
 Accounts payable                                   $    121,264        116,440
 Deferred revenue                                         90,000         10,000
 Accrued expenses and other                              152,704        341,930

                     Total liabilities                   363,968        468,370

Commitments and Contingencies

Shareholders' equity:
 Capital stock, par value $0.0001 per share; authorized
  100,000,000 shares, issued and outstanding 13,812,559
  and 12,812,559 shares, respectively                      1,381          1,281
 Additional paid-in capital                           62,576,288     57,576,388
 Accumulated deficit                                 (57,087,968)   (55,185,366)

                      Total shareholders' equity       5,489,701      2,392,303

      Total liabilities and shareholders' equity   $   5,853,669      2,860,673

See accompanying notes to consolidated financial statements.




                     RESEARCH FRONTIERS INCORPORATED

                  Consolidated Statements of Operations

                               (Unaudited)

                               Six months ended          Three months ended
                          June 30,2005  June 30,2004  June 30,2005  June 30,2004

Fee income                $     78,242        93,327  $     36,992       56,008

Operating expenses           1,311,363     1,228,989       716,447      564,946

Research and development       728,794     1,003,698       319,725      504,329

Charge for reduction in value
of investment in SPD Inc.           --       209,704            --           --
                             2,040,157     2,442,391     1,036,172    1,069,275

    Operating loss          (1,961,915)   (2,349,064)    ( 999,180)  (1,013,267)

Net investment income           59,313        13,212        37,076        6,229

    Net loss              $ (1,902,602)   (2,335,852) $   (962,104)  (1,007,038)

Basic and diluted net loss
per common share          $       (.14)         (.18) $       (.07)        (.08)

Weighted average number of
common shares outstanding   13,569,46     12,780,001    13,812,559   12,794,718

See accompanying notes to consolidated financial statements.


                    RESEARCH FRONTIERS INCORPORATED

                 Consolidated Statements of Cash Flows

                              (Unaudited)


                                               Six months ended
                                      June 30,2005 June 30, 2004

Cash flows from operating activities:
 Net loss                                               $(1,902,602) (2,335,852)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation and amortization                             22,279      38,526
   Charge for reduction in value of investment in SPD Inc.       --     209,704
   Expense relating to cashless exercise of stock options        --      15,708
   Changes in assets and liabilities:
    Royalty receivable                                     (110,750)    (56,818)
    Prepaid expenses and other current assets               (71,060)       (801)
    Deferred revenue                                         80,000      57,471
    Accounts payable and accrued expenses                  (184,402)     87,053

      Net cash used in operating activities              (2,166,535) (1,985,009)

Cash flows from investing activities:
 Purchase of fixed assets                                   (15,213)    (24,594)

      Net cash used in investing activities                 (15,213)    (24,594)

Cash flows from financing activities:
 Proceeds from issuances of common stock                  5,000,000   1,100,914

      Net cash provided by financing activities           5,000,000   1,100,914

Net increase (decrease) in cash and cash equivalents      2,818,252    (908,689)

Cash and cash equivalents at beginning of year            2,602,063   5,072,290

Cash and cash equivalents at end of period              $ 5,420,315   4,163,601

See accompanying notes to consolidated financial statements.


                RESEARCH FRONTIERS INCORPORATED
           Notes to Consolidated Financial Statements
                         June 30, 2005
                          (Unaudited)

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K (Form 10-K) relating to Research Frontiers Incorporated (the Company) for the fiscal year ended December 31, 2004.

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

Investment in SPD Inc.

During the second quarter of 2001, the Company, through its
wholly-owned subsidiary, SPD Enterprises, Inc.,  invested
approximately $750,000 for a minority equity interest in SPD Inc., a subsidiary of Hankuk Glass Industries Inc., Korea's largest glass
manufacturer,   which was dedicated exclusively to the production
of suspended particle device (SPD) light-control film and a wide variety of end-products using SPD film. In April 2003, the
Company's wholly-owned subsidiary, SPD Enterprises, Inc.,
invested $74,902 in SPD Inc., raising its equity ownership from
6.67% to 6.91%. SPD Inc.'s parent company invested at the same time and at the same price, $748,931, raising its equity ownership in SPD Inc. from 66.67% to 69.09%.  During 2003, the Company recorded  total non-cash accounting charges of $615,200 against income to reflect a reduction in the value of its investment in SPD
Inc. These non-cash charges were  determined as follows: During the first quarter of 2003, the Company recorded a non-cash charge against income of $255,200 to reflect a reduction in the value of its investment in SPD Inc. determined based upon the April 2003 financing, and the Company recorded a further non-cash charge against income of $360,000 as of the end of 2003 to reflect a reduction in the value of its investment in SPD Inc.  determined based upon its review of the financial position and results of operations of SPD Inc. as of and for the year ended December 31,
2003.  On April 28, 2004, SPD Inc. informed the Company that it was planning to sell its equipment and other assets and cease its business activities. As a result, the Company wrote off its entire remaining investment in SPD Inc. of $209,704 in the first quarter
of 2004.   During the fourth quarter of 2004, the Company
received a payment of $44,203 as part of a liquidation distribution made by SPD Inc. to its shareholders, resulting in a total net non-
cash charge against income of $165,501 in 2004. The Company's license agreement with Hankuk Glass Industries provided for the payment of minimum annual royalties to the Company in 2002 and
2003.   These amounts were all paid in full in 2004. Hankuk Glass
Industries' license agreement expired by its terms on December 31, 2004.

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

The following table illustrates the effect on net loss and earnings per share as if the fair value method had been applied:

                                Six months ended          Three months ended
                            June 30,2005 June 30,2004  June 30,2005 June 30,2004

Net loss                  $  (1,902,602)  (2,335,852)     (962,104)  (1,007,038)

Add: Total stock-based employee
     compensation expense
     included in net loss       $    --       15,708            --       15,708

Deduct: Total stock-based employee
        compensation determined
        under fair-value based
        method for all awards   $    --     (200,733)           --           --

        Pro forma         $  (1,902,602)  (2,520,877)     (962,104)    (991,330)

Basic and diluted net loss
per common share    As reported  $(0.14)       (0.18)      $ (0.07)       (0.08)
                    Pro forma    $(0.14)       (0.20)      $ (0.07)       (0.08)

Shareholders' Equity

Issuance of Common Stock

For the six months ended June 30, 2005, the Company received
$5,000,000 of net cash proceeds from the issuance to institutional investors of one million shares of its common stock and the issuance of five-year warrants to purchase 200,000 shares of common stock at an exercise price of $7.50 per share.

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

Treasury Stock

The Company did not repurchase any of its stock during the six months ended June 30, 2005 or 2004.

Comprehensive Loss

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS No. 130) requires that companies disclose comprehensive income, which includes net loss, foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. The components of comprehensive loss for the six and three months ended June 30, 2005 and 2004 are as follows:

                                 Six months ended         Three months ended
                            June 30,2005 June 30,2004  June 30,2005 June 30,2004

Net loss                    $ (1,902,602)  (2,335,852)     (962,104) (1,007,038)

Unrealized holding gain (loss)
 arising during period                --       (3,000)           --      (1,375)

Total comprehensive loss    $ (1,902,602)  (2,338,852)     (962,104) (1,008,413)


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

Controls and Procedures

  We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of management, including our Chief Executive
Officer and Chief Financial Officer, as of the end of the quarter ended June 30, 2005. Based upon that evaluation, our Chief
Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission filings. There were no changes that occurred during the quarterly period ended June 30, 2005 that materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

Results of Operations for the Six Month Periods Ended June 30, 2005 and 2004

The Company's fee income from licensing activities for the first six months of 2005 was $78,242 as compared to $93,327 for the first six months of 2004. This difference in fee income was primarily the result of the timing and amount of minimum annual royalties paid, and the date of receipt of such payment on certain license agreements, by end-product licensees. Certain license fees, which are paid to the Company in advance of the accounting period in which they are earned resulting in the recognition of deferred revenue for the current accounting period, will be recognized as fee income in future periods. Also, licensees may offset some or all of their royalty payments on sales of licensed products for a given period by applying these advance payments towards such earned royalty payments.

Operating expenses increased by $82,374 for the first six months of 2005 to $1,311,363 from $1,228,989 for the first six months of 2004. This increase was primarily the result of higher payroll, consulting and insurance expenses, and professional fees, partially offset by lower marketing and depreciation expenses.

Research and development expenditures decreased by $274,904 to $728,794 for the first six months of 2005 from $1,003,698 for the first six months of 2004. This decrease was primarily the result of decreased payroll, depreciation, insurance and other allocated office expenses.

During the first six months of 2004, the Company recorded a non-cash charge against income of $209,704 to reflect a reduction in the value of its investment in SPD Inc.

The Company's net investment income for the first six months of 2005 was $59,313, as compared to net investment income of $13,212 for the first six months of 2004. This difference was primarily due to higher interest rates during 2005 and higher cash balances due to the receipt of proceeds from the sale of common stock and warrants in February 2005.

As a consequence of the factors discussed above, the Company's net loss was $1,902,602 ($0.14 per common share) for the first six months of 2005 as compared to $2,335,852 ($0.18 per common share) for the first six months of 2004.

Results of Operations for the Three Month Periods Ended June 30, 2005 and 2004

The Company's fee income from licensing activities for the second quarter of 2005 was $36,992, as compared to $56,008 for the second quarter of 2004. This difference in fee income was primarily the result of the timing and amount of minimum annual royalties paid, and the date of receipt of such payment on certain license agreements, by end-product licensees. Certain license fees, which are paid to the Company in advance of the accounting period in which they are earned resulting in the recognition of deferred revenue for the current accounting period, will be recognized as fee income in future periods. Also, licensees may offset some or all of their royalty payments on sales of licensed products for a given period by applying these advance payments towards such earned royalty payments.

Operating expenses increased by $151,501 for the second quarter of 2005 to $716,447 from $564,946 for the second quarter of 2004. This increase was primarily the result of higher payroll, patent, insurance and consulting expenses, partially offset by lower marketing and depreciation expenses.

Research and development expenditures decreased by $184,604 to $319,725 for the second quarter of 2005 from $504,329 for the second quarter of 2004. This decrease was primarily the result of decreased payroll and depreciation expenses, partially offset by higher insurance expenses.

The Company's net investment income for the second quarter of 2005 was $37,076, as compared to net investment income of $6,229 for the second quarter of 2004. This difference was primarily due to higher interest rates during 2005 and higher cash balances due to the receipt of proceeds from the sale of common stock and warrants in February 2005.

As a consequence of the factors discussed above, the Company's net loss was $962,104 ($0.07 per common share) for the second quarter of 2005 as compared to $1,007,038 ($0.08 per common share) for the second quarter of 2004.

Financial Condition, Liquidity and Capital Resources

During the first six months of 2005, the Company's cash and cash equivalent balance increased by $2,818,252 principally as a result of $5,000,000 of net proceeds received from the issuance of common stock and warrants, offset by cash used to fund the Company's operating activities of $2,166,535. At June 30, 2005, the Company had working capital of $5,353,058 and its shareholders' equity was $5,489,701.

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

PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security-Holders

The Annual Meeting of Stockholders of Research Frontiers Incorporated was held on June 9, 2005. Listed below is a summary of how the 13,082,814 shares voted at the Annual
Meeting on the various proposals voted upon and adopted at the Annual Meeting. For the election of Robert M. Budin as a Class III member of the Company's Board of Directors, 12,288,855 shares were voted in favor of election, and 793,959 votes were withheld. For the election of Robert L. Saxe as a Class III member of the Company's Board of Directors, 11,694,843 shares were voted in favor of election, and 1,387,971 votes were withheld. For the ratification of the appointment of BDO Seidman, LLP as auditors for the 2005 fiscal year, 12,853,689 shares were voted in favor of appointment, 184,222 shares were voted against, and 44,903 shares abstained from voting.

Item 6.    Exhibits and Reports on Form 8-K

     (a)    Exhibits.

31.1 Rule 13a-14(a)/15d-14(a) Certification of Robert L. Saxe-Filed herewith.
31.2 Rule 13a-14(a)/15d-14(a) Certification of Joseph M. Harary-Filed herewith.
32.1 Section 1350 Certification of Robert L. Saxe-Filed herewith.
32.2 Section 1350 Certification of Joseph M. Harary-Filed herewith.

     (b)    Reports on Form 8-K.

A Current Report on Form 8-K was filed by the Registrant on July
11, 2005 regarding the notice it received from Nasdaq about its not being in compliance with the $50 million market value requirement for continued listing on the Nasdaq National Market System.

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

Date: August 8, 2005