Form 10-Q
period 2005-09-30
RESEARCH FRONTIERS INC
filed 2005-11-08
CIK 793524

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-Q

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                                 OF
                 THE SECURITIES EXCHANGE ACT OF 1934

 For Quarter Ended September 30, 2005 Commission File No. 1-9399

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

                    Yes    X          No    __

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                    Yes   __          No    X

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
As of November 8, 2005, there were outstanding 13,812,559 shares of Common Stock, par value $0.0001 per share.


                      RESEARCH FRONTIERS INCORPORATED

                        Consolidated Balance Sheets

                                                   September 30, 2005
                    Assets                         (Unaudited)       Dec.31,2004

Current assets:
 Cash  and cash equivalents                           $    4,467,871  2,602,063
 Royalty receivables, net of reserves of $114,665 at
  September 30, 2005 and $82,522 at December 31, 2004        136,151     54,544
 Prepaid expenses and other current assets                   144,283     60,357
         Total current assets                              4,748,305  2,716,964

Fixed assets, net                                            107,631    121,104
Deposits                                                      22,605     22,605

         Total assets                                 $    4,878,541  2,860,673

     Liabilities and Shareholders' Equity

Current liabilities:
 Accounts payable                                     $       88,916    116,440
 Deferred revenue                                             66,250     10,000
 Accrued expenses and other                                  148,541    341,930

         Total liabilities                                   303,707    468,370

Commitments and Contingencies

Shareholders' equity:
 Capital stock, par value $0.0001 per share;
  authorized 100,000,000 shares, issued and
  outstanding 13,812,559 and 12,812,559 shares, respectively  1,381       1,281
 Additional paid-in capital                              62,576,288  57,576,388
 Accumulated deficit                                    (58,002,835)(55,185,366)

 Total shareholders' equity                               4,574,834   2,392,303

 Total liabilities and shareholders' equity            $  4,878,541   2,860,673

See accompanying notes to consolidated financial statements.


                     RESEARCH FRONTIERS INCORPORATED

                  Consolidated Statements of Operations

                               (Unaudited)

                                Nine months ended      Three months ended
                          Sept.30,2005 Sept.30,2004 Sept.30,2005 Sept.30,2004

Fee income                 $   104,992     134,975  $   26,750      41,648

Operating expenses           1,940,971   1,763,836     629,608     534,847

Research and development     1,077,034   1,389,519     348,240     385,821

Charge for reduction in value
of investment in SPD Inc.           --     209,704          --          --
                             3,018,005   3,363,059     977,848     920,668

    Operating loss          (2,913,013) (3,228,084)   (951,098)   (879,020)

Net investment income           95,544      21,423      36,231       8,211

    Net loss               $(2,817,469) (3,206,661) $ (914,867)   (870,809)

Basic and diluted net loss
per common share           $      (.21)       (.25) $     (.07)       (.07)

Weighted average number of
common shares outstanding   13,651,387  12,787,407  13,812,559  12,802,059


  See accompanying notes to consolidated financial statements.

                    RESEARCH FRONTIERS INCORPORATED

                 Consolidated Statements of Cash Flows

                              (Unaudited)


                                                Nine months ended
                                        Sept.30,2005 Sept.30, 2004

Cash flows from operating activities:
 Net loss                                               $(2,817,469) (3,206,661)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization                             33,654      59,497
   Charge for reduction in value of investment in SPD Inc.       --     209,704
   Expense relating to cashless exercise of stock options        --      15,708
   Changes in assets and liabilities:
    Royalty receivable                                      (81,607)     22,040
    Prepaid expenses and other current assets               (83,926)        (99)
    Deferred revenue                                         56,250      21,894
    Accounts payable and accrued expenses                  (220,913)     52,344

        Net cash used in operating activities            (3,114,011) (2,825,573)

Cash flows from investing activities:
 Purchase of fixed assets                                   (20,181)    (49,774)

        Net cash used in investing activities               (20,181)    (49,774)

Cash flows from financing activities:
 Proceeds from issuances of common stock                  5,000,000   1,100,914

        Net cash provided by financing activities         5,000,000   1,100,914

Net (decrease) increase in cash and cash equivalents      1,865,808  (1,774,433)

Cash and cash equivalents at beginning of year            2,602,063   5,072,290

Cash and cash equivalents at end of period             $  4,467,871   3,297,857

See accompanying notes to consolidated financial statements.


                RESEARCH FRONTIERS INCORPORATED
           Notes to Consolidated Financial Statements
                       September 30, 2005
                          (Unaudited)

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K (Form 10-K) relating to
Research Frontiers Incorporated (the Company) for the fiscal year ended December 31, 2004.

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

The following table illustrates the effect on net loss and loss per common share as if the fair value method had been applied:

                         Nine months ended        Three months ended
                     Sept.30,2005 Sept.30,2004  Sept.30,2005  Sept.30,2004
Net loss                       $(2,817,469) (3,206,661)   (914,867)  (870,809)

Add:Total stock-based employee
    compensation expense included
    in net loss                  $      --      15,708          --         --

Deduct:Total stock-based employee
       compensation determined
       under fair-value based
       method for all awards     $(213,012)   (200,733)   (213,012)        --

         Pro forma           $  (3,030,481) (3,391,686) (1,127,879)  (870,809)

Basic and diluted net
loss per common share  As reported $ (0.21)      (0.25)  $   (0.07)     (0.07)
                       Pro forma   $ (0.22)      (0.27)  $   (0.08)     (0.07)

Shareholders' Equity

Issuance of Common Stock

For the nine months ended September 30, 2005, the Company received $5,000,000 of net cash proceeds from the issuance to institutional investors of one million shares of its common stock and the issuance of five-year warrants to purchase 200,000 shares of common stock at an exercise price of $7.50 per share.

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

Treasury Stock

The Company did not repurchase any of its stock during the nine months ended September 30, 2005 or 2004.

Comprehensive Loss

Statement of Financial Accounting Standards No. 130, Reporting
Comprehensive Income (SFAS No. 130) requires that companies disclose comprehensive income, which includes net loss, foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. The components of comprehensive loss for the nine and three months ended September 30, 2005 and 2004 are as follows:

                Nine months ended         Three months ended
           Sept.30,2005 Sept.30,2004 Sept.30,2005 Sept.30,2004

Net loss                        $(2,817,469) (3,206,661) (914,867)     (870,809)

Unrealized holding gain (loss)
arising during period                    --      (3,000)       --           --

Total comprehensive loss        $(2,817,469) (3,209,661) (914,867)     (870,809)

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

Controls and Procedures

  We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the quarter ended September 30, 2005. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission filings. There were no changes that occurred during the quarterly period ended September 30, 2005 that materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

Results of Operations for the Nine Month Periods
Ended September 30, 2005 and 2004

The Company's fee income from licensing activities for the first nine months of 2005 was $104,992 as compared to $134,975 for the first nine months of 2004. This difference in fee income was primarily the result of the timing and amount of minimum annual royalties paid, and the date of receipt of such payment on certain license agreements, by end-product licensees. Certain license fees, which are paid to the Company in advance of the accounting period in which they are earned resulting in the recognition of deferred revenue for the current accounting period, will be recognized as fee income in future periods. Also, licensees may offset some or all of their royalty payments on sales of licensed products for a given period by applying these advance payments towards such earned royalty payments.

Operating expenses increased by $177,135 for the first nine months of 2005 to $1,940,971 from $1,763,836 for the first nine months of 2004. This increase was primarily the result of higher payroll, consulting, patent and insurance expenses, higher professional and stock listing fees and reserves for bad debts, partially offset by lower marketing and depreciation expenses.

Research and development expenditures decreased by $312,485 to $1,077,034 for the first nine months of 2005 from $1,389,519 for the first nine months of 2004. This decrease was primarily the result of decreased payroll, depreciation, and other allocated office expenses partially offset by higher materials and consulting expenses.

During the first nine months of 2004, the Company recorded a non-cash charge against income of $209,704 to reflect a reduction in the value of its investment in SPD Inc.

The Company's net investment income for the first nine months of 2005 was $95,544, as compared to net investment income of $21,423 for the first nine months of 2004. This difference was primarily due to higher interest rates during 2005 and higher cash balances due to the receipt of proceeds from the sale of common stock and warrants in February 2005.

As a consequence of the factors discussed above, the Company's net loss was $2,817,469 ($0.21 per common share) for the first nine months of 2005 as compared to $3,206,661 ($0.25 per common share) for the first nine months of 2004.

Results of Operations for the Three Month Periods
Ended September 30, 2005 and 2004

The Company's fee income from licensing activities for the third quarter of 2005 was $26,750, as compared to $41,648 for the third quarter of 2004. This difference in fee income was primarily the result of the timing and amount of minimum annual royalties paid, and the date of receipt of such payment on certain license agreements, by end-product licensees. Certain license fees, which are paid to the Company in advance of the accounting period in which they are earned resulting in the recognition of deferred revenue for the current accounting period, will be recognized as fee income in future periods. Also, licensees may offset some or all of their royalty payments on sales of licensed products for a given period by applying these advance payments towards such earned royalty payments.

Operating expenses increased by $94,761 for the third quarter of 2005 to $629,608 from $534,847 for the third quarter of 2004.
This increase was primarily the result of higher payroll, and consulting expenses, stock listing fees and reserves for bad debts, partially offset by lower marketing, depreciation and insurance expenses and lower professional fees.

Research and development expenditures decreased by $37,581 to $348,240 for the third quarter of 2005 from $385,821 for the third quarter of 2004. This decrease was primarily the result of decreased payroll, insurance and depreciation expenses, partially offset by higher materials costs.

The Company's net investment income for the third quarter of 2005 was $36,231, as compared to net investment income of $8,211 for the third quarter of 2004. This difference was primarily due to higher interest rates during 2005 and higher cash balances due to the receipt of proceeds from the sale of common stock and warrants in February 2005.

As a consequence of the factors discussed above, the Company's net loss was $914,867 ($0.07 per common share) for the third quarter of 2005 as compared to $870,809 ($0.07 per common share) for the third quarter of 2004.

Financial Condition, Liquidity and Capital Resources

During the first nine months of 2005, the Company's cash and cash equivalent balance increased by $1,865,808 principally as a result of $5,000,000 of net proceeds received from the issuance of common stock and warrants, offset by cash used to fund the Company's operating activities of $3,114,011. At September 30,
2005, the Company had working capital of $4,444,598 and its shareholders' equity was $4,574,834.

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

     (b)    Reports on Form 8-K.

A Current Report on Form 8-K was filed by the Registrant on July 11, 2005, August 12, 2005 and September 15, 2005 regarding the notice it received from Nasdaq about its not being in compliance with the $50 million market value requirement for continued listing on the Nasdaq National Market System, and its subsequent transfer of its listing to the Nasdaq Capital Market.

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

Date: November 8, 2005