Form 10-K
period 2005-12-31
RESEARCH FRONTIERS INC
filed 2006-03-30
CIK 793524

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of
                     THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005  Commission File Number 1-9399

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]  Accelerated filer [ ] Non-accelerated filer[X]

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Act). Yes [  ]   No [X]

As of March 29, 2006 there were 13,812,559 shares of Research Frontiers Incorporated common stock outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates was $41,433,615 computed in accordance with the rules of the SEC by reference to the closing price of the Company's common stock as of June 30, 2005 which was $3.17. In making this computation, all shares known to be owned by directors and executive officers of the Company and all shares known to be owned by other persons holding in excess of 5% of the Company's common stock have been deemed held by "affiliates" of the Company. Nothing herein shall prejudice the right of the Company or any such person to deny that any such director, executive officer, or stockholder is an "affiliate."

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

     SPDs use microscopic light-absorbing particles that are either in a liquid suspension or a film. The microscopic particles align when an electrical voltage is applied. This permits light to pass through the device, and allows the amount of light to be controlled. The first light valve of this type was invented by Dr. Edwin Land, founder of Polaroid Corporation, in the 1930s.
Since 1965, Research Frontiers has been actively working to develop and license its own technology, which it protects using patents, trade secrets and know-how. Although patent and trade secret protection is not a guarantee of commercial success, Research Frontiers currently has approximately 457 patents and pending patent applications throughout the world protecting its technology.

     As a result of our efforts over the years, Research Frontiers Incorporated has become the world's leader in suspended-particle-device development and research, and licenses its light-control technology to other companies. Currently, our 34 licensees are categorized into three main areas: materials for making films (emulsions); film; and end-products. Our emulsion makers produce and combine the necessary materials (i.e. SPD particles and various liquids and special polymers) from which SPD films are made. The film makers use a thin layer of emulsion, which is coated between two sheets of plastic film coated with a transparent conductive coating, which emulsion is then partly solidified to form an SPD film that allows users to control the amount of light passing through such film. The end-product licensees then incorporate such SPD light-control film into a variety of SPD-Smart products or make electronic systems to control such SPD-Smart products.

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

     SPD-Smart windows have been installed in business and commercial aircraft, as well as in architectural, automotive and appliance glass projects. SPD technology is an "enabling" technology cutting across many industries which has wide commercial applications in many types of products where variable light transmission is desired, such as:

-  "smart" windows, skylights partitions, doors, and
- sunshades for the architectural, aircraft, marine, automotive and appliance industries;
-   variable light transmission sunglasses, goggles, visors and other eyewear;
-   self-dimmable automotive sunroofs, sunvisors and rear-view mirrors; and
- flat panel information displays for use in billboards, scoreboards, point-of-purchase advertising displays, traffic signs, computers, televisions, telephones, PDAs and other electronic instruments.

     Various licensees of Research Frontiers have developed SPD-Smart windows and other products. Several of our licensees have already sold aircraft, architectural, marine and automotive windows, skylights and doors, as well as glass doors for appliances using SPD technology. Also, prototypes of flat panel displays, eyewear, and self-dimming automotive rear-view mirrors have been developed. These prototypes demonstrate the feasibility and operation of the products they relate to, but need additional product design, engineering or testing before commercial products are introduced. Some of our licensees consider the exact stage of development, product introduction strategies and timetables, and other plans to be proprietary or secret, and as such cannot be disclosed by the Company until such licensees make their own public announcements or product launches. Since 2002, marketing campaigns and product launches by our licensees have been announced under the indicated trademarks for their SPD-Smart products:

Licensee                           Trademark
Cricursa Cristales Curvados, SA    Cri-Regulite(TM)
Innovative Glass Corporation       E-Glass(TM)
InspecTech Aero Service, Inc.      SPD-Equipped(TM), I-Shade(TM),
                                   SPD-Shade(TM), e-Shade(TM)
Isoclima S.p.A.                    ChromaLite(TM)
Kerros Limited                     IntelliTint(TM)
SPD Control Systems Corp.          The Systems Behind the Glass(TM),
                                   Changing the Way You View Windows(TM)
SPD Technologies, Inc.             InfiniTint(TM), New-View(TM),Smart-Shade(TM)
SPD Systems Inc.                   Health Smart(TM),VectorLux(TM),
                                   InstaTint(TM), PowerTint(TM)
ThermoView Industries              Alter-Lite(TM)

In addition, Research Frontiers introduced various marketing programs under the following trademarks: SPD-Smart(TM), VaryFast(TM), SPD SmartGlass(TM), The View of the Future - Everywhere you Look(TM), Powered by SPD(TM), and Visit SmartGlass.com - to change your view of the World(TM).

     Our licensee InspecTech Aero Service Inc. reported that it has received FAA certification for, and has already installed SPD-Smart windows on, various aircraft. InspecTech reports having installed or currently engineered SPD-Smart windows for the following aircraft:

-    Airbus A319, A320 and other aircraft
-    Boeing 737,747, 757, 7E7 BBJ and other aircraft
-    Bombardier Challenger 601, 604
-    Bombardier Global Ex
-    Bombardier Learjet 24, 25, 31, 35, 36, 45, 55,60
-    Cessna Citation I, II, III
-    Cessna Conquest I, II
-    Cessna Citations 525,525A, 550, Excel, 5 and CX
-    Dassault Falcon 10, 50
-    EADS Eurocopter EC 155
-    Gulfstream (all models)
-    Piaggio P180 Avanti, and Pilatus PC-12
-    Raytheon Beechjet
-    Raytheon Hawker 700, 800
-    Raytheon King Air 90, 100, 200, 350
-    Sikorsky S-92 Helicopter
-    Bell 430 Helicopter

     Starting in 2003, the number of aircraft incorporating window shades using SPD-Smart technology increased, and the number of additional aircraft for which SPD-Smart electronic window shades have been designed and engineered also increased. In addition, several of the world's largest jet manufacturers have announced their interest to include electronic smart window shades in their aircraft. These electronic window shades may use SPD technology, or may use other technologies such as electrochromic technology or electro-mechanical window shades. Project architects and developers have begun to specify more SPD-Smart glass in their projects, and both the number and size of these projects is increasing. Also, starting in late 2003, certain automakers have begun to incorporate SPD-Smart glass in production and concept vehicles, with some of these concept vehicles being exhibited at major auto shows. There is a growing trend towards using more glass in architectural and automotive applications, including the introduction of panoramic roof systems and larger sunroofs for transportation vehicles. SPD-Smart technology can provide effective shading, glare control and heat management solutions for these larger glass areas. SPD-Smart windows have also begun to be used in yachts as well. The Company has also seen the adoption rate in terms of number of licensees, as well as the size of the organizations becoming licensees, increase. Also, products using SPD-Smart technology continue to be exhibited at trade shows, conferences, and industry events, with such products not only being exhibited by our licensees, but also by their customers and by original equipment manufacturers. While there can be no assurance that these trends will continue, to the extent that they do continue, they each should have a beneficial effect on future fee income for the Company. In April 2004, SPD Inc., which was at that time, the sole manufacturer of SPD-Smart light control film and a subsidiary of Hankuk Glass Industries, a former licensee of the Company, announced that it was ceasing its business activities. Therefore, sales of SPD-Smart products by licensees of the Company during most of 2004 and 2005 were curtailed as these licensees filled customer orders out of existing inventory of SPD-Smart light control film made by SPD Inc. while awaiting production of the next-generation emulsion-based SPD-Smart light control film with improved performance characteristics. Based upon the reports by our licensees of their activities, shipments of next-generation SPD-Smart film in limited quantity from licensee production lines first occurred in March 2006, with larger capacity from multiple sources of supply expected to become available later on in 2006.

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

SPD Control Systems Corp Electronics and building control systems(2005)Worldwide

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

SPD Systems, Inc.    Architectural, appliance and marine windows (2002)Worldwide
                                                                  (except Korea)

ThermoView Industries, Inc.   Architectural windows (2000)             Worldwide
                                                                  (except Korea)

Traco, Inc.              Architectural windows (2003)                  Worldwide
                                                                  (except Korea)

Vision (Environmental    Architectural windows (2003)             United Kingdom
Innovation) Limited

     Licensees of Research Frontiers who incorporate SPD technology into end-products will pay Research Frontiers a royalty of 5-15% of net sales of licensed products under license agreements currently in effect, and may also be required to pay Research Frontiers fees and minimum annual royalties.
Licensees who sell products or components to other licensees of Research Frontiers do not pay a royalty on such sale and Research Frontiers will collect such royalty from the licensee incorporating such products or components into their own end-products. Research Frontiers' license agreements typically allow the licensee to terminate the license after some period of time, and give Research Frontiers only limited rights to terminate before the license expires. Most licenses are non-exclusive and generally last as long as our patents remain in effect. The license granted to Hankuk Glass Industries was exclusive within Korea for certain applications through December 2004 and expired at the end of 2005. Due to their bankruptcy filings or other termination of their general business activities, the Company does not believe that Polaroid, Kerros, ThermoView and SPD Technologies are pursuing any business activities with respect to SPD technology. Global Mirror's license restricts new licenses from being granted in the truck mirror original equipment market for a period of time if certain sales milestones are met with respect to commercial vehicles in Classes 5 through 8 with gross vehicle weights in excess of 16,000 pounds. To date, the Company has not generated sufficient revenue from its licensees to fund its operations.

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

     On March 29, 2006 the Company had eleven full-time employees, four of whom are technical personnel, and the rest of whom perform legal, marketing, investor relations, and administrative functions. Of these employees, one has obtained a doctorate in chemistry, one has a masters in chemistry, one has extensive industrial experience in electronics and electrical engineering, and one has majored in physics. Three employees also have additional postgraduate degrees in business administration, including one doctorate in organization and management. Also the Company's suppliers and licensees have people on their teams with advanced degrees in a number of areas relevant to the commercial development of products using the Company's technology. The success of the Company is dependent on, among other things, the services of its senior management, the loss of whose services could have a material adverse effect upon the prospects of the Company.

     The Company believes that its SPD light valve technology has certain performance advantages over other technologies for so-called "smart windows," windows which electrically vary the amount of light passing through them, and automatically self-dimmable automotive rear-view mirrors.

     Variable light transmission technologies can be classified into two basic types: "active" technologies that can be controlled electrically by the user either automatically or manually, and "passive" technologies that can only react to ambient environmental conditions such as changes in lighting or temperature. One type of passive variable light transmission technology is photochromic technology; such devices change their level of transparency in reaction to external ultra-violet radiation. As compared to photochromic technology, the Company's technology permits the user to adjust the amount of light passing through the viewing area of the device rather than merely reacting to external radiation. In addition, the reaction time necessary to change from light to dark with SPDs can be almost instantaneous, as compared to the much slower reaction time for photochromic devices. Unlike SPD technology, photochromic technology switches very slowly and does not function well at the high and low ends of the temperature range in which smart windows and other devices are normally expected to operate.

     The active, user-controllable technologies are sometimes referred to as "smart" technologies. These active technologies are far more useful because they can be controlled electrically by a user with a manual adjustment or automatically when coupled with a timer or sensing device such as a photocell, motion detector or thermostat. There are three main types of active devices which are compared below:

-    Electrochromic devices (EC)
-    Liquid crystal devices (LC)
-    Suspended-particle devices (SPD)

Electrochromic Technology: When compared to electrochromic windows and rear-view mirrors, which use a direct current voltage to alter the molecular structure of electrochromic materials (which can be in the form of either a liquid, gel or solid film) causing the material to darken, SPDs have numerous potential performance, manufacturing and cost advantages. In comparing the Company's SPD light valves to electrochromic technologies, SPDs are expected to have some or all of the following advantages:

-    faster response time
-    consistent switching speed regardless of size of viewing area
-    lower estimated costs
-    more reliable performance over a wider temperature range
-    capability of achieving darker off-states
-    default state (state requiring no power) is dark, maximizing
-    solar heat gain benefits
-    lower current drain
-    higher estimated battery life in applications where batteries are used
- no "iris effect" (where light transmission changes first occur at the outer edges of a window or mirror and then work their way toward the center) when changing from clear to dark and back again
- SPD technology is a film-based technology that can be applied to plastic as well as glass, and which can be applied to curved as well as flat surfaces.

Many companies with substantially greater resources than Research Frontiers such as 3M, Asahi Glass, Gentex Corp., Pilkington, PPG Industries, Saint-Gobain Glass and other large corporations have pursued or are pursuing projects in the electrochromic area. Some of these companies have reportedly discontinued or substantially curtailed their work on electrochromics due to technical problems and issues relating to the expense of these technologies. At least four companies, Saint-Gobain Glass, Sage Electrochromics, Inc., Gentex Corp.
and PPG Industies are currently actively working to commercialize electrochromic window products.

Liquid Crystal Technology: To date, the main types of liquid crystal smart windows have been produced by Taliq Corp. (a subsidiary of Raychem Corp. which has since discontinued its liquid crystal operations and licensed its technology to others), Nippon Sheet Glass, Saint-Gobain Glass, Polytronix, Inc. and
3M (which has also reportedly discontinued its liquid crystal film making operations). These windows are expensive and only change from a cloudy, opaque milky-white to a clear state, are hazy when viewed at an angle and have no useful intermediate states. As compared to liquid crystal windows, SPD smart windows should:

-    be less expensive to produce
-    have less haze
-    operate over a wider temperature range
-    use less power
-    absorb and shade light, rather than simply scattering it
- permit an infinite number of intermediate states between a transparent state and a dark blue state, rather than being just "on" or "off" like LC windows.

     In the flat panel display market, the Company also expects to compete against various display technologies that are currently being used commercially. In particular, the Company expects its SPD technology to compete on the basis of the performance characteristics with liquid crystal displays
("LCDs") and organic light emitting diodes ("OLEDs"). An
LCD is generally similar in construction to an SPD display, but instead of a liquid or film suspension, it utilizes an organic material called a liquid crystal which, although comprised of molecules that flow like a liquid, has some of the characteristics of solid crystals. Like SPD displays, LCDs are "passive" devices which do not generate light, but merely reflect or modulate existing light. OLEDs emit light rather than transmit it, and unlike LCDs but similar to SPD displays, OLEDs promise to have wide viewing angles and low power consumption.
However, several technological and manufacturing hurdles remain in the production of OLEDs including limited life expectancy, sensitivity to degradation from exposure to air and water, and cost. The market for flat panel displays was estimated by others to have been approximately $74 billion for 2005.
Because of further development work to be done in this area, the Company cannot estimate when its licensees may begin to penetrate the flat panel display market.

     The Company believes that its SPD light valves and related technology have significant advantages over existing display devices and related technology. In comparison to existing twisted nematic type LCDs, the Company's SPD displays are believed to have:

-higher contrast and brightness
-a wider angle of view
-lower estimated production costs
-a less complex fabrication procedure
-the ability to function over a wider temperature range
-the ability to make displays without using sheet polarizers or alignment layers -lower light loss and a corresponding reduction in backlighting requirements.

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

Research and Development

     As a result of the Company's research and development efforts, the Company believes that its SPD light valves will be usable in a number of commercial products. Such products may include one or more of the following fields: "smart" windows, variable light transmission eyewear such as sunglasses and goggles, self-dimmable automotive sunroofs, sunvisors and mirrors, and instruments and other information displays that use digits, letters, graphic images, or other symbols to supply information, including scientific instruments, aviation instruments, automobile dashboard displays and, if certain improvements can be made in various features of the Company's SPD light valves, portable computer displays and flat panel television displays. The Company believes that most of its research and development efforts have applicability to products that may incorporate the Company's technology. Based upon the current SPD-Smart products being prepared for sale by various of its licensees, the Company believes that the state of development of its technology is sufficiently advanced, but that further improvements will result in accelerated market penetration. The Company intends to continue its research and development efforts for the foreseeable future to improve its SPD light valve technology and thereby assist our licensees in the product development, sales and marketing of various existing and new SPD-Smart products.

     During the past year, the Company has made significant advances relating to materials to enable (1) improved stability of SPD emulsions, (2) a wide range of light transmission, and (3) improved film adhesion.

     The Company has devoted most of the resources it has heretofore expended to research and development activities with the goal of producing commercially viable light valves and already has developed working prototypes of its SPD light valves for several different applications, with primary emphasis on smart windows for various applications.

Research Frontiers' main goals in its research and development are:

-    developing wider ranges of light transmission and quicker switching speeds;
-    developing different colored particles;
-    reducing the voltage required to operate SPDs; and
- obtaining data and developing improved materials regarding environmental stability and longevity.

Research Frontiers incurred approximately $1,392,000,
$1,683,000, and $1,909,000 during the years ended December 31, 2005, 2004, and 2003, respectively, for research and development.
Research Frontiers plans to engage in substantial continuing research and development activities.

Patents and Proprietary Information

     The Company has 34 United States patents in force, and five United States patent applications are pending. The Company's
United States patents expire at various dates from 2006 through 2023. The Company has approximately 220 issued foreign patents and 198 foreign and international patent applications pending. The Company's foreign patents expire at various dates from 2006 through 2022. The Company believes that its SPD light valve technology is adequately protected by its patent position and by its proprietary technological know-how. However, the validity of the Company's patents has never been contested in any litigation. To a lesser extent, the Company relies on trade secrets and nondisclosure agreements to protect its technology. The Company generally requires any employee, consultant, or licensee having access to its confidential information to execute an agreement whereby such person agrees to keep such information confidential.

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

ITEM 1A.       RISK FACTORS

In addition to the other information in this Annual Report on Form 10-K, you should carefully consider the following factors in evaluating us and our business. This Annual Report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ materially. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, as well as those discussed elsewhere in this Annual Report, including the documents incorporated by reference.

There are risks associated with investing in companies such as ours who are engaged in research and development. In addition to risks which could apply to any company or business, you should also consider the business we are in and the following:

Research Frontiers has a history of operating losses, expects to incur additional losses in the future, and consequently will need additional funds in the future to continue its operations. To date, Research Frontiers has lost money, and we expect to lose money in the foreseeable future. Because we expect that our future revenues will consist primarily of license fees (which have not been significant to date), unless our licensees produce and sell products using our technology, Research Frontiers will not be profitable. There is no guarantee that we will ever be profitable. Since Research Frontiers was started in 1965 through December
31, 2005, its total net loss was $58,932,898. In 2005 our net loss was $3,747,532 and was $4,262,741 in 2004.

We have funded our operations by selling our common stock to investors. If we need additional money, there is no guarantee that it will be available when we need it, or on favorable terms.
Without giving effect to the raising of additional capital in the future, the Company would have to raise additional capital no later than the first quarter of 2007 if operations, including research and development and marketing, are to be maintained at current levels. Eventual success of the Company and generation of positive cash flow will be dependent upon the extent of commercialization of products using the Company's technology by the Company's licensees and payments of continuing royalties on account thereof.

Research Frontiers depends upon the activities of its licensees in order to be profitable. We do not directly manufacture or market products using SPD technology. Although a variety of products have been sold by our licensees, and since it is up to our licensees to decide when and if they will introduce products using SPD technology, we cannot predict when and if our licensees will generate substantial sales of such products. Research Frontiers'
SPD technology is currently licensed to 34 companies. Other companies are also evaluating the technology for use in various products. In the past, some companies have evaluated our technology without proceeding further. Also, we do not intend to manufacture products using SPD technology. Instead we intend to continue to license our technology to manufacturers of end products, films and emulsion. We expect that our licensees would be primarily responsible for marketing and manufacturing, but we are also engaging in market development activities.

Products using SPD technology have only recently been introduced into the marketplace. Developing products using new technologies can be risky because problems, expenses and delays frequently occur. Research Frontiers cannot control whether or not its licensees will develop SPD products. Some of our licensees appear to be more active than others, some appear to be better capitalized than others, and some licensees appear to be inactive. There is no guarantee when or if our licensees will successfully produce any commercial product using SPD technology.

SPD technology is the only technology Research Frontiers works with, so that our success depends upon the viability of SPD technology which has yet to be proven. We have not fully ascertained the performance and long-term reliability of our technology, and therefore there is no guarantee that our technology will successfully be incorporated into all of the products which we are targeting for use of SPD technology. We expect that different product applications for SPD technology will have different performance and reliability specifications. For example, SPD eyewear requiring batteries may need to use lower voltages than SPD windows used in homes or offices, yet may not need to last as long or be exposed to as harsh an environment. We expect that our licensees will primarily be responsible for reliability testing, but that we may also continue to do reliability testing so that we can more effectively focus our research and development efforts towards constantly improving the performance characteristics and reliability of products using SPD technology.

ITEM 2.   PROPERTIES

     The Company currently occupies approximately 9,500 square feet of space at an annual rental which in 2005 was approximately
$175,000 for its executive office and research facility at 240
Crossways Park Drive, Woodbury, New York 11797 under a lease expiring January 31, 2014. The Company believes that its space, including its laboratory facilities, is adequate for its present needs.

ITEM 3.   LEGAL PROCEEDINGS

     There are no legal proceedings pending by or against the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None
                                   PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY,RELATED STOCK HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)  Market Information

     (1) The Company's common stock is traded on the NASDAQ Capital Market. As of March 29, 2006, there were
13,812,559 shares of common stock outstanding.

     (2) The following table sets forth the range of the high and low selling prices (as provided by the National Association of Securities Dealers) of the Company's common stock for each quarterly period within the past two fiscal years:

               Quarter Ended               Low           High
               March 31, 2004             8.28          13.98
               June 30, 2004              6.94          11.55
               September 30, 2004         5.13           7.60
               December 31, 2004          5.65           7.96
               March 31, 2005             5.00           6.59
               June 30, 2005              2.76           5.75
               September 30, 2005         2.55           3.50
               December 31, 2005          3.18           7.00

These quotations may reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

(b)  Approximate Number of Security Holders

     As of March 29, 2006, there were 610 holders of record of the Company's common stock. The Company estimates that there are approximately 8,200 beneficial holders of the Company's common stock.

(c)  Dividends

     The Company did not pay dividends on its common stock in 2005 and does not expect to pay any cash dividends in the foreseeable future. There are no restrictions on the payment of dividends.

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

                                             Year ended December 31,
                                2005        2004      2003       2002     2001
Statement of Operations Data:
Fee income                  $138,742    $201,321  $258,187   $217,519 $ 142,002
Operating expenses (1)     2,624,379   2,633,534 2,537,317  2,631,139 3,155,305
Research and development(1)1,391,657   1,682,624 1,908,753  1,859,030 2,223,425
Charge for reduction in value
of investment in SPD Inc.(2)     --    165,501    615,200         --         --
                          4,016,036  4,481,659  5,061,270  4,490,169  5,378,730
Operating loss           (3,877,294)(4,280,338)(4,803,083)(4,272,650)(5,236,728)
Net investment income (3)   129,762     17,597     30,775    321,534    696,058

Net loss                 (3,747,532)(4,262,741)(4,772,308)(3,951,116)(4,540,670)

Basic and diluted net loss
  per common share             (.27)      (.33)      (.38)      (.33)      (.38)
Dividends per share              --         --         --         --         --

                                                   As of December 31,
                               2005        2004       2003       2002       2001
Balance Sheet Data:

Total current assets     $3,823,093  $2,716,964 $5,322,083 $5,293,629 $8,272,677
Total assets              3,957,205   2,860,673  5,690,270  6,267,051  9,324,902
Long-term debt, including
 accrued interest                --          --         --         --         --
Total shareholders'equity 3,646,254   2,392,303  5,469,427   5,974,466 9,049,920
_________________________________
(1) During 2002, the Company reclassified costs associated with patents and patent applications from research and development expenses to operating expenses. The amount of patent costs reclassified from research and development expense to operating expense for the year ended December 31, 2001 was approximately $411,000.

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

(3) Net investment income for 2002 includes $64,608 of interest income received from officers of the Company upon payment of notes receivable.

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

Results of Operations

Year ended December 31, 2005 Compared to the Year ended December 31, 2004

  The Company's fee income from licensing activities for 2005 was $138,742, as compared to $201,321 for 2004. This difference in fee income was primarily the result of the timing and amount of minimum annual royalties paid, and the date of receipt of such payment on certain license agreements, by end-product licensees. Certain license fees, which are paid to the Company in advance of the accounting period in which they are earned resulting in the recognition of deferred revenue for the current accounting period, will be recognized as fee income in future periods. Also, licensees may offset some or all of their royalty payments on sales of licensed products for a given period by applying these advance payments towards such earned royalty payments.

  Operating expenses decreased by $9,155 for 2005 to $2,624,379 from $2,633,534 for 2004. This decrease was primarily the result of lower marketing, accounting, depreciation and isnurance expenses, partially offset by higher payroll, consulting, and patent expenses, and higher stock listing fees and reserves for bad debts.

  Research and development expenditures decreased by $290,967 to $1,391,657 for 2005 from $1,682,624 for 2004.
This decrease was primarily the result of decreased payroll, depreciation, and other allocated office expenses partially offset by higher materials expense.

  Investment income for 2005 was $129,762 as compared to a net gain from its investing activities of $17,597 for 2004. This difference was primarily due to higher interest rates during 2005 and higher cash balances due to the receipt of proceeds from the sale of common stock and warrants in February 2005.
Investment income for 2004 was $30,097 prior to a write-down of $12,500 in the Company's investment in common stock of ThermoView Industries.

  During 2004, the Company recorded total non-cash accounting charges of $165,501 against income to reflect a reduction in the value of its investment in SPD Inc.

  As a consequence of the factors discussed above, the Company's net loss was $3,747,532 ($0.27 per share) for 2005 as compared to $4,262,741 ($0.33 per share) for 2004.

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

Financial Condition, Liquidity and Capital Resources

During 2005, the Company's cash and cash equivalent balance increased by $1,042,622 principally as a result of $5,000,000 of net proceeds received from the issuance of common stock and warrants, offset by cash used to fund the Company's operating activities of $3,920,835. At December 31, 2005, the Company had working capital of $3,512,142 and its shareholders' equity was $3,646,254.

The Company occupies premises under an operating lease agreement which expires on January 31, 2014 and requires minimum annual rent which rises over the term of the lease to approximately $176,669, plus tenant's share of applicable taxes.
These lease obligations are summarized over time as of December 31, 2005:

                                              Payments due by period
                             <1 year  1-3 years  4-5 years  >5 years     Total

Operating lease obligations  159,000   493,000    340,000    365,000   1,357,000

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

New Accounting Standards

     In December 2004, the Financial Accounting Standards
Board, or FASB, issued SFAS No. 123R "Share Based
Payment," which replaces SFAS No. 123 and supersedes APB
No. 25. SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the consolidated financial statements. This statement applies to all share-based payment transactions in which an entity acquires goods or services by issuing its shares, options or other equity instruments. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. This statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005, which will be the Company's next fiscal year beginning January 1, 2006. The Company expects that the adoption of SFAS No. 123R could have a material effect on the Company's consolidated financial statements, depending upon the number and terms of stock options issued by the Company in the future, since all options granted prior to January 1, 2006 are fully vested.

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

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     At times, the Company invests available cash and cash equivalents in money market funds or in short-term U.S. treasury securities with maturities that are generally two years or less. Although the rate of interest paid on such investments may fluctuate over time, each of the Company's investments, other than in money market funds whose interest yield varies, is made at a fixed interest rate over the duration of the investment. Accordingly, the Company does not believe it is materially exposed to changes in interest rates as it generally holds these treasury securities until maturity.

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

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.  CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's periodic SEC filings. There were no changes in the Company's internal control over financial reporting during the quarterly period ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The other information required by this Item 10 is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Commission on or before April 30, 2006, in connection with the Company's Annual Meeting of Stockholders scheduled to be held on June 8, 2006.

ITEM 11.       EXECUTIVE COMPENSATION

     The information required by this Item 11 is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Commission on or before April 30, 2006, in connection with the Company's Annual Meeting of Stockholders scheduled to be held on June 8, 2006. Notwithstanding anything to the contrary set forth herein or in any of the Company's past or future filings with the Securities and Exchange Commission that might incorporate by reference the Company's definitive Proxy Statement, in whole or in part, the report of the compensation committee and the stock price performance graph contained in such definitive Proxy Statement shall not be incorporated by reference into this Annual Report on Form 10-K or in any other such filings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this Item 12 is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Commission on or before April 30, 2006, in connection with the Company's Annual Meeting of Stockholders scheduled to be held on June 8, 2006.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Commission on or before April 30, 2006, in connection with the Company's Annual Meeting of Stockholders scheduled to be held on June 8, 2006.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this Item 14 is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Commission on or before April 30, 2006, in connection with the Company's Annual Meeting of Stockholders scheduled to be held on June 8, 2006.

                              PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) and (2)  Financial Statements and Financial Statement Schedules

     The following consolidated financial statements of Research
Frontiers Incorporated are filed under Item 8 of this Report.
                                                                            Page

Report of Independent Registered Public Accounting Firm. . . . . . .        F-1

Report of Independent Registered Public Accounting Firm. . . . . . .        F-2

Consolidated Financial Statements:

 Consolidated Balance Sheets,
        December 31, 2005 and 2004. . . . . . . . . . . . . . . . .         F-3

 Consolidated Statements of Operations,
        Years ended December 31, 2005, 2004 and 2003. . . . . . . .         F-4

 Consolidated Statements of Shareholders' Equity,
        Years ended December 31, 2005, 2004 and 2003. . . . . . . .         F-5

 Consolidated Statements of Cash Flows,
        Years ended December 31, 2005, 2004 and 2003. . . . . . . .         F-6

Notes to Consolidated Financial Statements  . . . . . . . . . . . .         F-7

Schedule II - Valuation and Qualifying Accounts . . . . . . . . . .         F-19

All other schedules have been omitted because they are not applicable, or not required, or the required information is disclosed elsewhere in this Annual Report.

(a)(3)     Exhibits

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

10.38 License Agreement effective as of March 25, 2004 between the Company and Pilkington plc. Previously filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.39 License Agreement effective as of April 5, 2004 between the Company and SmartGlass Ireland Ltd. Previously filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended
        December 31, 2004 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.40 License Agreement effective as of April 8, 2004 between the Company and Prelco Inc. Previously filed as an Exhibit to the Company's Annual Report on Form
        10-K for the fiscal year ended December 31, 2004 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.41 License Agreement effective as of April 13, 2004 between the Company and E. I. Dupont De Nemours and Company. Previously filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.42 License Agreement effective as of September 3, 2004 between the Company and Nippon Sheet Glass Co., Ltd. Previously filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended
        December 31, 2004 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.43 License Agreement effective as of October 25, 2005 between the Company and SPD Control Systems
        Corporation. Previously filed as an Exhibit to the Company's Current Report on Form 8-K dated October
        31, 2005 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange
        Commission, and incorporated herein by reference.

14      Code of Ethics of Research Frontiers Incorporated.
        Previously filed as an Exhibit to the Company's Annual
        Report on Form 10-K for the fiscal year ended
        December 31, 2003, and incorporated herein by reference.

21      Subsidiaries of the Registrant - SPD Enterprises, Inc.

23.1    Consent of BDO Seidman, LLP - Filed herewith.

23.2    Consent of KPMG LLP - Filed herewith.

31.1    Rule 13a-14(a)/15d-14(a) Certification of Robert L. Saxe-Filed herewith.

31.2    Rule 13a-14(a)/15d-14(a) Certification of Joseph M Harary-Filed herewith

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

Dated:  March 29, 2006

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                     Position                  Date

/s/Robert M. Budin            Director                  March 29, 2006
   Robert M. Budin

/s/Joseph M. Harary           Director, President,      March 29, 2006
   Joseph M. Harary           Treasurer

/s/Victor F. Keen             Director                  March 29, 2006
   Victor F. Keen

/s/Albert P. Malvino          Director                  March 29, 2006
   Albert P. Malvino

/s/Robert L. Saxe             Director, Chairman        March 29, 2006
   Robert L. Saxe



     Report of Independent Registered Public Accounting Firm



The Shareholders and Board of Directors
Research Frontiers Incorporated:


We have audited the accompanying consolidated balance sheet of Research Frontiers Incorporated as of December 31, 2005 and the related consolidated statements of operations shareholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule for year ended December 31, 2005, as listed in Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).
Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial statement schedule are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial statement schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Research Frontiers Incorporated at December 31,
2005, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein.

                              /s/ BDO Seidman, LLP

Melville, New York
March 3, 2006

           Report of Independent Registered Public Accounting Firm



The Shareholders and Board of Directors
Research Frontiers Incorporated:


We have audited the accompanying consolidated balance sheet of Research Frontiers Incorporated and subsidiary as of December 31, 2004, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the two-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited the information included in the financial statement schedule as listed in Item 15(a) for each of the years in the two-year period ended
December 31, 2004. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Research Frontiers
Incorporated and subsidiary as of December 31, 2004, and the results of their operations and their cash flows for each of the years in the two-year period ended
December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein for each of the years in the two-year period ended December 31, 2004.

                              /s/ KPMG LLP

Melville, New York
March 15, 2005

                     RESEARCH FRONTIERS INCORPORATED

                       Consolidated Balance Sheets

                        December 31, 2005 and 2004

                         Assets                          2005        2004
Current assets:
 Cash and cash equivalents                    $     3,644,685    2,602,063
 Royalty receivables, net of reserves of
  $78,674 in 2005 and $82,522 in 2004                  40,000       54,544
 Prepaid expenses and other current assets            138,408       60,357
                 Total current assets               3,823,093    2,716,964

Fixed assets, net                                     111,507      121,104
Deposits                                               22,605       22,605

                 Total assets                  $    3,957,205    2,860,673

          Liabilities and Shareholders' Equity

Current liabilities:
 Accounts payable                              $      132,584      116,440
 Deferred revenue                                       5,000       10,000
 Accrued expenses and other                           173,367      341,930

             Total current liabilities                310,951      468,370

Shareholders' equity:
 Common stock, par value $0.0001 per share;
  authorized 100,000,000 shares, issued and
  outstanding 13,812,559 and 12,812,559
  shares for 2005 and 2004                             1,381         1,281
 Additional paid-in capital                       62,577,771    57,576,388
 Accumulated deficit                             (58,932,898)  (55,185,366)

             Total shareholders' equity            3,646,254     2,392,303

Commitments (note 10)

    Total liabilities and shareholders' equity  $  3,957,205     2,860,673

See accompanying notes to consolidated financial statements.


                     RESEARCH FRONTIERS INCORPORATED

                  Consolidated Statements of Operations

               Years ended December 31, 2005, 2004 and 2003


                                                   2005        2004         2003

Fee income                               $      138,742     201,321     258,187

Operating expenses                            2,624,379   2,633,534   2,537,317
Research and development                      1,391,657   1,682,624   1,908,753
Charge for reduction in value
 of investment in SPD Inc.                           --     165,501     615,200
                                              4,016,036   4,481,659   5,061,270

       Operating loss                        (3,877,294) (4,280,338) (4,803,083)

Net investment income                           129,762      17,597      30,775

             Net loss                        (3,747,532) (4,262,741) (4,772,308)

Basic and diluted net loss
  per common share                        $       (0.27)      (0.33)      (0.38)

Weighted average number of
 common shares outstanding                   13,692,011  12,792,091   12,436,879

See accompanying notes to consolidated financial statements.

                                RESEARCH FRONTIERS INCORPORATED
                               Statements of Shareholders' Equity
                        Years ended December 31, 2005, 2004 and 2003

                                      Additional             Accumulated
                        Common Stock     Paid    Accumulated Comprehensive
                        Shares Amount in Capital   Deficit   Income(Loss) Total

Balance,Dec.31,2002 12,215,879 $1,222 52,124,811 (46,150,317) (1,250)5,974,466
Issuance of
 common stock          460,025     46  4,201,711          --      -- 4,201,757
Comprehensive loss:
Net loss                    --     --         --  (4,772,308)     --(4,772,308)
Unrealized loss on available-
 for-sale securities        --     --         --          --  (3,375)   (3,375)
   Total Comprehensive Loss                                         (4,775,683)
Issuance of stock,
 options and warrants
 for services performed  7,509     --     68,887          --      --    68,887
Balance,Dec.31,2003 12,683,413 $1,268 56,395,409 (50,922,625) (4,675)5,469,427
Issuance of
  common stock         127,417     13  1,162,589          --      -- 1,162,602
Comprehensive loss:
Net loss                    --     --         --  (4,262,741)     --(4,262,741)
Unrealized loss on available-
 for-sale securities        --     --         --          --   4,625     4,625
   Total Comprehensive Loss                                         (4,258,116)
Issuance of stock,
 options and warrants
 for services performed  1,729     --     18,390          --      --    18,390
Balance,Dec.31,2004 12,812,559 $1,281 57,576,388 (55,185,366)     -- 2,392,303
Issuance of
  common stock       1,000,000    100  4,999,900          --      -- 5,000,000
Net loss                    --     --         --  (3,747,532)     --(3,747,532)
Issuance of options
 for services performed     --     --      1,483          --      --     1,483
Balance,Dec.31,2005 13,812,559  1,381 62,577,771 (58,932,898)     -- 3,646,254

See accompanying notes to consolidated financial statements.

                           RESEARCH FRONTIERS INCORPORATED

                        Consolidated Statements of Cash Flows
                    Years ended December 31, 2005, 2004 and 2003

                                                     2005       2004       2003
Cash flows from operating activities:
 Net loss                                     $(3,747,532)(4,262,741)(4,772,308)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization                   46,140     82,736    112,092
   Provision for uncollectible royalty receivables (3,848)    32,522     50,000
   Charge for reduction in value of
    investment in SPD Inc.                             --    165,501    615,200
   Expense relating to cashless
     exercise of stock options                         --     15,707     40,987
   Expense relating to issuance of stock, options
    and warrants for services performed             1,483      2,683     27,900
   Impairment loss on marketable securities            --     12,500         --
   Changes in assets and liabilities:
    Royalty receivables                            18,392     72,825    (71,744)
    Prepaid expenses and other current assets     (78,051)    21,670    (55,366)
    Deferred revenue                               (5,000)   (13,683)    11,683
    Accounts payable and accrued expenses        (152,419)   261,210    (83,425)

    Net cash used in operating activities      (3,920,835)(3,609,070)(4,124,981)

Cash flows from investing activities:
 Purchases of fixed assets                        (36,543)   (67,962)   (47,155)
 Proceeds from liquidation of SPD Inc.                 --     44,203         --
 Investment in SPD, Inc., at cost                      --         --    (74,902)

    Net cash used in investing activities         (36,543)   (23,759)  (122,057)

Cash flows from financing activities:
 Proceeds from issuances of
  common stock and warrants                     5,000,000  1,162,602  4,201,757

Net cash provided by financing activities       5,000,000  1,162,602  4,201,757

Net increase (decrease) in cash
  and cash equivalents                          1,042,622 (2,470,227)   (45,281)
Cash and cash equivalents at beginning of year  2,602,063  5,072,290  5,117,571
Cash and cash equivalents at end of year      $ 3,644,685  2,602,063  5,072,290

See accompanying notes to consolidated financial statements.

                 RESEARCH FRONTIERS INCORPORATED
           Notes to Consolidated Financial Statements
                December 31, 2005, 2004 and 2003

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

(2) Summary of Significant Accounting Policies

   (a)  Cash and Cash Equivalents

The Company considers securities purchased with original maturities of three months or less to be cash equivalents. Cash equivalents consist of short-term investments in money market accounts at December 31, 2005 and 2004.

   (b)  Marketable Investment Securities

The Company classifies its securities (equity security) into available-for-sale which are recorded at fair value with unrealized holding gains and losses excluded from earnings and are reported as a separate component of shareholders' equity until realized. Dividend and interest income are recognized when earned. Cost is maintained on a specific identification basis for purposes of determining realized gains and losses on sales of investments. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair market value. The impairment is charged to earnings and a new cost basis for this security is established. During the fourth quarter of 2004, the Company reduced the investment balance to $0 based upon a continued reduction in the market price of this equity security, and recorded a charge to net investment income of $12,500.

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

   (e)  Fee Income

Fee income represents amounts earned by the Company under various license and other agreements (note 9) relating to technology developed by the Company. During fiscal 2005, four licensees of the Company accounted for 36%, 14%, 13% and 11%, respectively of fee income recognized during the year. During fiscal 2004, four licensees of the Company accounted for 25%, 19%, 13% and 12%, respectively of fee income recognized during the year. During fiscal 2003, four licensees of the Company accounted for 19%, 19%, 19% and 15%, respectively of fee income recognized during the year.

   (f)  Basic and Diluted Loss Per Common Share

Basic earnings (loss) per share excludes any dilution. It is based upon the weighted average number of common shares outstanding during the period. Dilutive earnings (loss) per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company's dilutive earnings (loss) per share equals basic earnings (loss) per share for each of the years in the three-year period ended December 31, 2005 because all common stock equivalents (i.e., options and warrants) were antidilutive in those periods. The number of options and warrants that were not included because their effect is antidilutive was 3,075,593, 2,628,400, and 2,686,975, for 2005, 2004, and 2003, respectively.

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

The following table illustrates the effect on net loss and earnings per share as if the fair value method had been applied:

                                                2005         2004         2003

Net loss, as reported                    $(3,747,532) $(4,262,741) $(4,772,308)

Add: Stock-based employee compensation
     expense included in reported net loss     1,483       18,390       40,987

Deduct: Total stock-based employee
        compensation determined under fair-
        value based method for all awards   (955,584)    (693,943)    (873,262)

                     Pro forma           $(4,701,633) $(4,938,294) $(5,604,583)

Basic and diluted net loss
 per common share            As reported     $ (0.27)     $ (0.33)     $ (0.38)
                             Pro forma       $ (0.34)     $ (0.38)     $ (0.45)

The per share weighted average fair value of stock options granted during 2005, 2004, and 2003, was approximately $2.22, $4.37, and $7.45, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                Expected    Risk-Free      Expected Stock  Expected Life
Grant Date   Dividend Yield Interest Rate  Volatility      in Years
December 2005       0%        4.251%         68.910%        5.00
July 2005           0%        3.788%         70.800%        5.00
January 2004        0 %       3.225%         79.580%        4.53
December 2004       0 %       3.521%         70.650%        4.53
June 2003           0 %       1.750%         82.050%        3.77

    (l)  Accumulated Other Comprehensive Income (loss)

The change in accumulated other comprehensive income (loss) was a reclassification adjustment of $4,625 for the year-ended
December 31, 2004 reflecting the write off of an equity investment for an other than temporary impairment (see note 2(b)).

The change in accumulated other comprehensive income (loss) was $3,375 for the year-ended December 31, 2003 for the unrealized holding losses on available-for-sale securities for the period.

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

   (n)  Impairment of Long-Lived Assets

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

(5)  Fixed Assets

Fixed assets and their estimated useful lives, are as follows:

                                       2005       2004 Estimated useful life

Equipment and furniture         $ 1,181,824  1,167,771 5 years
Leasehold improvements              331,689    309,199 Life of lease or esti-
                                  1,513,513  1,476,970   mated Life if shorter
Less accumulated depreciation
            and amortization      1,402,006  1,355,866
                                 $  111,507    121,104
(6)   Accrued Expenses and Other

Accrued expenses consist of the following at December 31, 2005 and 2004:

                                             2005         2004
Payroll, bonuses and related benefits   $  83,253      103,406
Professional services                      47,777      206,674
Deferred rent                              19,006       10,691
Other                                      23,331       21,159
                                         $173,367      341,930

(7)     Income Taxes

There was no income tax expense in 2005, 2004 and 2003 due to losses incurred by the Company.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2005 and 2004 are presented below.

                                              2005        2004
Deferred tax assets:
 Depreciation                            $  93,000  $  100,000
 Capital loss carryforward                  66,000     312,000
 Allowance for bad debts                    32,000      33,000
 Net operating loss carryforwards       18,307,000  17,118,000
 Research and other credits                979,000     951,000
 Other temporary differences                15,000      15,000
      Total gross deferred tax assets   19,492,000  18,529,000
 Less valuation allowance               19,492,000  18,529,000
                                       $        --  $       --

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

At December 31, 2005, the Company had a net operating loss carryforward for federal income tax purposes of $45,800,000, varying amounts of which will expire in each year from 2006 through 2025. Research and other credit carryforwards of $979,000 are available to the Company to reduce income taxes payable in future years principally through 2025. Net operating loss carryforwards of $956,000 and research and other credit carryforwards of $40,000 are scheduled to expire during fiscal 2006, if not utilized.

(8)     Shareholders' Equity

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

In 1998, the shareholders approved a stock option plan (1998
Stock Option Plan) which provides for the granting of both incentive stock options at the fair market value at the date of grant and nonqualified stock options at or below the fair market value at the date of grant to employees or non-employees who, in the determination of the Board of Directors, have made or may make significant contributions to the Company in the future. The
Company may also award stock appreciation rights or restricted stock under this plan. The Company initially reserved 540,000 shares of its common stock for issuance under this plan. In 1999, the Company's shareholders approved an additional 545,000 shares for issuance under this Plan, and in each of 2000 and 2002, the Company's shareholders approved an additional 600,000 shares for issuance under this Plan. As of December 31, 2005, awards for 15,379 shares of common stock were available for issuance under this Plan.

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

Activity in stock options is summarized below:

                                 Number of Shares       Weighted Average
                                 Subject to Option      Exercise Price
Balance at December 31, 2002          2,435,750             $ 12.04
   Granted                               86,500             $ 12.62
   Cancelled                             (3,000)            $ 15.41
   Exercised                            (84,475)            $  7.32
Balance at December 31, 2003          2,434,775             $ 12.22
   Granted                              148,750             $  7.34
   Cancelled                           (134,325)            $  9.16
   Exercised                            (40,000)            $  7.97
Balance at December 31, 2004          2,409,200             $ 12.16
   Granted                              430,193             $  7.42
   Cancelled                           (148,400)            $ 11.27
Balance at December 31, 2005          2,690,993             $ 11.45

The following table summarizes information about stock options at December 31, 2005:

                              Weighted
                              Average       Weighted               Weighted
                              Remaining     Average                Average
Range of          Options     Contractual   Exercise  Shares       Exercise
Exercise Price    Outstanding Life (Years)  Price     Exercisable  Price
$3.00 to  $6.00     388,433        7.86    $  5.86    388,433      $  5.86
$6.01 to  $7.50     650,250        3.44    $  7.11    650,250      $  7.11
$7.51 to  $9.00     465,800        3.44    $  8.38    465,800      $  8.38
$9.01 to $12.00     413,960        5.98    $ 10.50    413,960      $ 10.50
$12.01 to $15.00    332,250        6.17    $ 13.29    332,250      $ 13.29
$15.01 to $19.00    109,000        4.91    $ 18.99    109,000      $ 19.00
$19.01 to $37.03    331,300        5.20    $ 27.75    325,300      $ 27.75
                  2,690,933       5.08     $ 11.46  2,685,993      $ 11.44

During 2005, 2004 and 2003, the Company issued options to a consultant to purchase 500, 750 and 5,000 shares of common stock at an exercise price of $5.60, $6.175 and $9.54 per share, respectively. The Company recorded $1,483, $2,683, and $27,900 of non-cash expense in connection with the issuance of these options.

  (ii)    Warrants

  Activity in warrants is summarized below, excluding the effect of the warrants discussed in note 8(c)):

                               Number of Shares                 Exercise
                          Underlying Warrants Granted           Price

Balance at December 31, 2002       227,200                     $5.88-13.50
   Exercised                            --                              --
   Terminated                           --                              --
   Issued                           25,000                            9.00

 Balance at December 31, 2003      252,200                      5.88-13.50
   Exercised                         5,500                            5.88
   Terminated                      (27,500)                      5.88-9.35
   Issued                               --                              --

 Balance at December 31, 2004      219,200                      5.88-13.50
   Exercised                            --                              --
   Terminated                      (34,600)                     7.31-13.50
   Issued                          200,000                            7.50

 Balance at December 31, 2005      384,600                    $  5.88-9.63

Warrants generally expire from two to ten years from the date of issuance. At December 31, 2005, the number of warrants exercisable was 379,600 at a weighted average exercise price of $7.64 per share.

During 2003, a warrant to purchase 25,000 shares of common stock at an exercise price of $9.00 per share was issued to a director of the Company in connection with a private placement.

        (c)  Class A and Class B Warrants

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

In connection with the financing, the Company also issued Ailouros Ltd. a Class B Warrant which expires on September 30, 2008. The Class B Warrant is exercisable into 65,500 shares at an exercise price of $8.25 per share which represents 120% of average of the closing bid and ask price of the Company's common stock on the date of the Class B Warrant's issuance. The Class B Warrant has not been exercised to date. Ailouros paid the Company $10,000 upon issuance of the Class A Warrant and the Class B Warrant.

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

 (10)        Commitments

The Company has an employment agreement with one of its officers which provides for an annual base salary of $379,798 through December 31, 2006.

The Company has a defined contribution profit sharing (401K) plan covering employees who have completed one year of service.
Contributions are made at the discretion of the Company.  The
Company did not make any contributions to this plan for 2005, 2004 or 2003.

The Company occupies premises under an operating lease agreement which expires on January 31, 2014. At December 31,
2005, the approximate minimum annual future rental commitment under this lease for the next five years are as follows:

2006:       $159,000
2007:       $162,000
2008:       $164,000
2009:       $167,000
2010:       $169,000
Thereafter: $536,000

Rent expense, including other occupancy related expenses, amounted to approximately $175,000, $168,000, and $152,000, for 2005, 2004, and 2003, respectively.

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

(12) Selected Quarterly Financial Data (Unaudited)
                                                   Quarter
2005                               First       Second       Third        Fourth
Fee income                       $41,250      $36,992     $26,750       $33,750
Operating loss                  (962,734)    (999,180)   (951,098)     (964,282)
Net loss                        (940,498)    (962,104)   (914,867)     (930,063)
Basic and diluted net loss
    per common share (1)            (.07)        (.07)       (.07)         (.07)

2004                               First       Second       Third        Fourth
Fee income                      $ 37,319     $ 56,008     $41,648      $ 66,346
Operating loss                (1,335,797)  (1,013,267)   (879,020)   (1,052,254)
Net loss                      (1,328,814)  (1,007,038)   (870,809)   (1,056,080)
Basic and diluted net loss
    per common share (1)            (.10)        (.08)       (.07)         (.08)

(1) Since per share information is computed independently for each quarter and the full year, based on the respective average number of common shares outstanding, the sum of the quarterly per share amounts does not necessarily equal the per share amounts for the year.


                            SCHEDULE II




                  RESEARCH FRONTIERS INCORPORATED

                 VALUATION AND QUALIFYING ACCOUNTS


           Years ended December 31, 2005, 2004, and 2003



                                Balance at    Charged to             Balance
                                beginning     costs and              at end
Description                     of period     expenses   Deductions  of period

Allowance for uncollectible
 royalty receivables:

December 31, 2005            $     82,522    $  40,795    $44,643*   $   78,674

December 31, 2004            $     50,000    $   32,522   $     0    $   82,522

December 31, 2003            $          0    $   50,000   $     0    $   50,000

*Previously reserved receivables written off to the reserve.