Form 10-Q
period 2006-03-31
RESEARCH FRONTIERS INC
filed 2006-05-12
CIK 793524

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-Q

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                                 OF
                 THE SECURITIES EXCHANGE ACT OF 1934

   For Quarter Ended March 31, 2006    Commission File No.  1-9399

                   RESEARCH FRONTIERS INCORPORATED
         (Exact name of registrant as specified in charter)


                   Delaware                         11-2103466
(State of incorporation or organization)         (IRS Employer
                                              Identification No.)

240 Crossways Park Drive, Woodbury, N.Y.                11797
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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Act).
  Yes [  ]      No [X]

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
As of May 12, 2006, there were outstanding 13,812,559 shares of Common Stock, par value $0.0001 per share.

                      RESEARCH FRONTIERS INCORPORATED

                        Consolidated Balance Sheets

                                                March 31,2006
                    Assets                      (Unaudited)  December 31,2005

Current assets:
 Cash  and cash equivalents                     $ 2,715,919       3,644,685
 Royalty receivables, net of reserves of
  $93,674 in 2006 and $78,674 in 2005                51,250          40,000
 Prepaid expenses and other current assets           71,325         138,408
        Total current assets                      2,838,494       3,823,093

Fixed assets, net                                   104,235         111,507
Deposits                                             22,605          22,605

        Total assets                            $ 2,965,334       3,957,205

     Liabilities and Shareholders' Equity

Current liabilities:
 Accounts payable                               $    70,370         132,584
 Deferred revenue                                     5,000           5,000
 Accrued expenses and other                         161,816         173,367

        Total liabilities                           237,186         310,951

Commitments and Contingencies

Shareholders' equity:
 Capital stock, par value $0.0001 per share;
  authorized 100,000,000 shares, issued and
  outstanding 13,812,559 and 13,812,559 shares,
  respectively                                        1,381           1,381
 Additional paid-in capital                      62,577,771      62,577,771
 Accumulated deficit                            (59,851,004)    (58,932,898)

        Total shareholders' equity                2,728,148       3,646,254

  Total liabilities and shareholders' equity   $  2,965,334       3,957,205

See accompanying notes to consolidated financial statements.

                     RESEARCH FRONTIERS INCORPORATED

                  Consolidated Statements of Operations

                               (Unaudited)






                                                          Three months ended
                                                     March 31,2006 March 31,2005

Fee income                                           $     26,250       41,250

Operating expenses                                        636,662      594,915

Research and development                                  330,900      409,069

                                                          967,562    1,003,984

     Operating loss                                      (941,312)    (962,734)

Net investment income                                      23,206       22,236

     Net loss                                         $  (918,106)    (940,498)

Basic and diluted net loss per common share           $      (.07)        (.07)

Weighted average number of common shares outstanding   13,812,559   13,323,670


See accompanying notes to consolidated financial statements.

                    RESEARCH FRONTIERS INCORPORATED

                 Consolidated Statements of Cash Flows

                              (Unaudited)


                                                         Three months ended
                                                    March 31,2006 March 31, 2005

Cash flows from operating activities:
 Net loss                                             $ ( 918,106)   (  940,498)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
 Depreciation and amortization                              8,157        10,812
 Changes in assets and liabilities:
  Royalty receivables                                     (11,250)     (107,750)
  Prepaid expenses and other current assets                67,083         2,364
  Deferred revenue                                             --       103,750
  Accounts payable and accrued expenses                   (73,765)      (29,676)

    Net cash used in operating activities                (927,881)     (960,998)

Cash flows from investing activities:
 Purchase of fixed assets                                    (885)       (8,619)

    Net cash used in investing activities                    (885)       (8,619)

Cash flows from financing activities:
 Proceeds from issuances of common stock and warrants          --     5,000,000

  Net cash provided by financing activities                    --     5,000,000

Net increase (decrease) in cash and cash equivalents     (928,766)    4,030,383

Cash and cash equivalents at beginning of year          3,644,685     2,602,063

Cash and cash equivalents at end of period            $ 2,715,919     6,632,446


See accompanying notes to consolidated financial statements.

                RESEARCH FRONTIERS INCORPORATED
           Notes to Consolidated Financial Statements
                         March 31, 2006
                          (Unaudited)
Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December
31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K (Form 10-K) relating to Research Frontiers Incorporated (the Company) for the fiscal year ended December
31, 2005.

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

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for stock-based employee compensation under the intrinsic value method as outlined in the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations while disclosing pro-forma net income and net income per share as if the fair value method had been applied in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123,
"Accounting for Stock-Based Compensation." Under the intrinsic value method, no compensation expense was recognized if the exercise price of the Company's employee stock options equaled or exceeded the market price of the underlying stock on the date of grant. Since the Company had issued all stock option grants with exercise prices equal to, or greater than, the market value of the common stock on the date of grant, through December 31, 2005 no compensation cost was recognized in the consolidated statements of operations.

Effective January 1, 2006, the Company adopted SFAS No.
123(R),  "Share-based Payment." SFAS No. 123(R) replaces SFAS
No. 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires that all stock-based compensation berecognized as an expense in the financial statements and that such costs be measured at the fair value of the award. This statement was adopted using the modified prospective method, which requires the Company to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based payment awards, expense is also recognized to reflect the remaining vesting period of awards that had been included in pro-forma disclosures in prior periods. Since all options outstanding as of December 31, 2005 were fully vested, and no new options were granted during the quarter ending March 31, 2006, there was no compensation expense recognized for those options in the consolidated statement of income for the three months ended March 31, 2006. SFAS 123(R) also requires that tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows. For the three months ended March 31, 2006, this new treatment resulted in no change in cash flows from financing activities or cash flows from operating activities. Because there were no options granted during the quarter ended March 31, 2006, there was no impact on net loss for the three months ended March 31, 2006 regardless of whether the Company had consistently measured the compensation cost for the Company's stock option grants under the fair value method adopted in fiscal 2006. The Company expects that the adoption of SFAS No. 123(R) could have a material effect on the Company's consolidated financial statements, depending upon the number and terms of stock options issued by the Company in the future. The adoption of SFAS No. 123(R) had no impact on previously granted options, since all options granted prior to January 1, 2006 are fully vested.

In 1998, the shareholders approved a stock option plan (1998
Stock Option Plan) which provides for the granting of both incentive stock options at the fair market value at the date of grant and nonqualified stock options at or below the fair market value at the date of grant to employees or non-employees who, in the determination of the Board of Directors, have made or may make significant contributions to the Company in the future. The
Company may also award stock appreciation rights or restricted stock under this plan. The Company initially reserved 540,000 shares of its common stock for issuance under this plan. In 1999, the Company's shareholders approved an additional 545,000 shares for issuance under this Plan, and in each of 2000 and 2002, the Company's shareholders approved an additional 600,000 shares for issuance under this Plan. As of March 31, 2006, awards for 60,879 shares of common stock were available for issuance under this Plan.

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

The following summarizes the shares of common stock under option for all plans at December 31, 2005 and March 31, 2006, and the activity with respect to options for the three months ended March 31, 2006:

                                    Number of Shares       Weighted Average
                                    Subject to Option       Exercise Price
Balance at December 31, 2005            2,690,993              $ 11.45
 Granted                                       --                   --
 Cancelled                                (45,500)             $ 11.36
 Exercised                                     --              $    --
Balance at March 31, 2006               2,645,493              $ 11.46

The following table summarizes information about stock options at March 31, 2006:

                              Weighted
                              Average       Weighted               Weighted
                              Remaining     Average                Average
Range of          Options     Contractual   Exercise     Shares    Exercise
Exercise Price    Outstanding Life (Years)  Price     Exercisable  Price
$3.00 to $6.00    388,433         7.61      $ 5.86       388,433   $  5.86
$6.01 to $7.50    636,750         3.13      $ 7.12       636,750   $  7.12
$7.51 to $9.00    457,800         3.19      $ 8.38       457,800   $  8.38
$9.01 to $12.00   408,960         5.74      $10.51       408,960   $ 10.51
$12.01 to $15.00  319,250         5.90      $13.30       319,250   $ 13.30
$15.01 to $19.00  107,000         4.66      $18.99       102,000   $ 19.00
$19.01 to $37.03  327,300         4.95      $27.77       327,300   $ 27.77
                2,645,493         4.82      $11.46     2,640,493   $ 11.44

During 2005, the Company issued options to a consultant to purchase 500 shares of common stock at an exercise price of $5.60 per share and recorded $1,483 of non-cash expense in connection with the issuance of these options.

Shareholders' Equity

Issuance of Common Stock

For the three months ended March 31, 2005, the Company received $5,000,000 of net cash proceeds from the issuance to institutional investors of one million shares of its common stock and the issuance of five-year warrants to purchase 200,000 shares of common stock at an exercise price of $7.50 per share.

Treasury Stock

The Company did not repurchase any of its stock during the three months ended March 31, 2006 or 2005.

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

Results of Operations for the Three Month Periods Ended March 31, 2006 and 2005

The Company's fee income from licensing activities for the first quarter of 2006 was $26,250, as compared to $41,250 for the first quarter of 2005. This difference in fee income was primarily the result of the timing and amount of minimum annual royalties paid, and the date of receipt of such payment on certain license agreements, by end-product licensees. Certain license fees, which are paid to the Company in advance of the accounting period in which they are earned resulting in the recognition of deferred revenue for the current accounting period, will be recognized as fee income in future periods. Also, licensees may offset some or all of their royalty payments on sales of licensed products for a given period by applying these advance payments towards such earned royalty payments.

Operating expenses increased by $41,747 for the first quarter of 2006 to $636,662 from $594,915 for the first quarter of 2005. This increase was primarily the result of higher consulting fees and reserves for bad debts, partially offset by lower insurance, marketing, and depreciation expenses, and lower accounting and stock listing fees.

Research and development expenditures decreased by $78,169 to $330,900 for the first quarter of 2006 from $409,069 for the first quarter of 2005. This decrease was primarily the result of decreased payroll, consulting, insurance and depreciation expenses, partially offset by higher equipment rental, travel and materials costs.

The Company's net investment income for the first quarter of 2006 was $23,206, as compared to net income from its investing activities of $22,236 for the first quarter of 2005. This difference was primarily due to higher interest rates during 2006 partially offset by lower cash balances available to invest.

As a consequence of the factors discussed above, the Company's net loss was $918,106 ($0.07 per common share) for the first quarter of 2006 as compared to $940,498 ($0.07 per common share) for the first quarter of 2005.

Financial Condition, Liquidity and Capital Resources

During the first three months of 2006, the Company's cash and cash equivalent balance decreased by $928,766 principally as a result of cash used to fund the Company's operating activities of $927,881. At March 31, 2006, the Company had working capital of $2,601,308 and its shareholders' equity was $2,728,148.

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

New Accounting Standards

     In December 2004, the Financial Accounting Standards
Board, or FASB, issued SFAS No. 123R "Share Based Payment," which replaces SFAS No. 123 and supersedes APB No. 25. SFAS
No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the consolidated financial statements. This statement applies to all share-based payment transactions in which an entity acquires goods or services by issuing its shares, options or other equity instruments. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. This statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005, which was the Company's first fiscal quarter of 2006. The Company expects that the adoption of SFAS No. 123R could have a material effect on the Company's consolidated financial statements, depending upon the number and terms of stock options issued by the Company in the future. The adoption of SFAS No. 123R had no impact on previously granted options, since all options granted prior to January 1, 2006 are fully vested.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The information required by Item 3 has been disclosed in Item 7A of the Company's Annual Report on Form 10-K for the year ended
December 31, 2005. There has been no material change in the disclosure regarding market risk.

Item 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the
Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's periodic SEC filings. There were no changes in the Company's internal control over financial reporting during the quarterly period ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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