Form 10-Q
period 2006-06-30
RESEARCH FRONTIERS INC
filed 2006-08-10
CIK 793524

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-Q

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                                 OF
                 THE SECURITIES EXCHANGE ACT OF 1934

   For Quarter Ended June 30, 2006    Commission File No.  1-9399

                   RESEARCH FRONTIERS INCORPORATED
         (Exact name of registrant as specified in charter)


                   Delaware                         11-2103466
(State of incorporation or organization)         (IRS Employer
                                              Identification No.)

240 Crossways Park Drive, Woodbury, N.Y.                11797
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

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
As of August 10, 2006, there were outstanding 13,812,559 shares of Common Stock, par value $0.0001 per share.

                      RESEARCH FRONTIERS INCORPORATED

                        Consolidated Balance Sheets

                                         June 30,2006
                    Assets                (Unaudited)  December 31,2005

Current assets:
 Cash  and cash equivalents              $ 1,911,717         3,644,685
 Royalty receivables, net of reserves
of $93,674 in 2006 and $78,674 in 2005        77,500            40,000
 Prepaid expenses and other current assets    58,510           138,408
               Total current assets        2,047,727         3,823,093

Fixed assets, net                            117,464           111,507
Deposits                                      22,605            22,605

           Total assets                  $ 2,187,796         3,957,205

   Liabilities and Shareholders' Equity

Current liabilities:
 Accounts payable                        $   131,581           132,584
 Deferred revenue                             25,000             5,000
 Accrued expenses and other                  134,766           173,367

            Total liabilities                291,347           310,951

Commitments and Contingencies

Shareholders' equity:
 Capital stock, par value $0.0001 per share;
  authorized 100,000,000 shares, issued and
  outstanding 13,812,559 and 13,812,559
 shares,respectively                           1,381             1,381
 Additional paid-in capital               62,577,771        62,577,771
 Accumulated deficit                     (60,682,703)      (58,932,898)

      Total shareholders' equity           1,896,449         3,646,254

Total liabilities and shareholders'equity $2,187,796         3,957,205

See accompanying notes to consolidated financial statements.




                     RESEARCH FRONTIERS INCORPORATED

                  Consolidated Statements of Operations

                               (Unaudited)

                               Six months ended          Three months ended
                           June 30,2006 June 30,2005 June 30,2006  June 30,2005

Fee income                 $    90,139      78,242  $    63,889        36,992

Operating expenses           1,294,866   1,311,363      658,204       716,447

Research and development       593,558     728,794      262,658       319,725

                             1,888,424   2,040,157      920,862     1,036,172

  Operating loss            (1,798,285) (1,961,915)    (856,973)     (999,180)

Net investment income           48,480      59,313       25,274        37,076

     Net loss              $(1,749,805) (1,902,602)  $ (831,699)     (962,104)

Basic and diluted net
loss per common share            $(.13)       (.14)       $(.06)         (.07)

Weighted average number
ofcommon shares outstanding 13,812,559  13,569,465   13,812,559    13,812,559


See accompanying notes to consolidated financial statements.

                    RESEARCH FRONTIERS INCORPORATED

                 Consolidated Statements of Cash Flows

                              (Unaudited)


                                               Six months ended
                                          June 30,2006 June 30,2005

Cash flows from operating activities:
 Net loss                                $(1,749,805)(1,902,602)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation and amortization              17,378     22,279
   Changes in assets and liabilities:
    Royalty receivable                       (37,500)  (110,750)
    Prepaid expenses and other current assets 79,898    (71,060)
    Deferred revenue                          20,000     80,000
    Accounts payable and accrued expenses    (39,604)  (184,402)

    Net cash used in operating activities (1,709,633)(2,166,535)

Cash flows from investing activities:
 Purchase of fixed assets                    (23,335)   (15,213)

    Net cash used in investing activities    (23,335)   (15,213)

Cash flows from financing activities:
 Proceeds from issuances of common stock          --  5,000,000

    Net cash provided by financing activities     --  5,000,000

Net increase (decrease) in
cash and cash equivalents                 (1,732,968) 2,818,252

Cash and cash equivalents
at beginning of year                       3,644,685  2,602,063

Cash and cash equivalents
at end of period                          $1,911,717  5,420,315


See accompanying notes to consolidated financial statements.


                RESEARCH FRONTIERS INCORPORATED
           Notes to Consolidated Financial Statements
                         June 30, 2006
                          (Unaudited)

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Rule 10-01 of Regulation S-
X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K (Form 10-K) relating to Research Frontiers Incorporated (the Company) for the fiscal year ended December 31, 2005.

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

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for stock-based employee compensation under the intrinsic value method as outlined in the provisions of APB Opinion No. 25, "Accounting for Stock
Issued to Employees," and related interpretations while disclosing pro-forma net income and net income per share as if the fair value method had been applied in accordance with Statement of Financial
Accounting Standards ("SFAS") No. 123, "Accounting for Stock-
Based Compensation." Under the intrinsic value method, no compensation expense was recognized if the exercise price of the Company's employee stock options equaled or exceeded the market price of the underlying stock on the date of grant. Since the Company had issued all stock option grants with exercise prices equal to, or greater than, the market value of the common stock on the date of grant, through December 31, 2005 no compensation cost was recognized in the consolidated statements of operations.

Effective January 1, 2006, the Company adopted SFAS No. 123(R), "Share-based Payment." SFAS No. 123(R) replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such costs be measured at the fair value of the award. This statement was adopted using the modified prospective method, which requires the Company to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based payment awards, expense is also recognized to reflect the remaining vesting period of awards that had been included in pro-forma disclosures in prior periods. Since all options outstanding as of December 31, 2005 were fully vested, and no new options were granted during the first six months of 2006, there was no compensation expense recognized for those options in the consolidated statement of operations for the six months ended June 30, 2006. SFAS 123(R) also requires that tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows. For the six months ended
June 30, 2006, this new treatment resulted in no change in cash flows from financing activities or cash flows from operating activities. Because there were no options granted during the quarter ended June
30, 2006, there was no impact on net loss for the three months ended June 30, 2006 regardless of whether the Company had consistently measured the compensation cost for the Company's stock option grants under the fair value method adopted in fiscal 2006. The Company expects that the adoption of SFAS No. 123(R) could have a material effect on the Company's consolidated financial statements, depending upon the number and terms of stock options issued by the Company in the future. The adoption of SFAS No. 123(R) had no impact on previously granted options, since all options granted prior to January
1, 2006 are fully vested.

In 1998, the shareholders approved a stock option plan (1998 Stock Option Plan) which provides for the granting of both incentive stock options at the fair market value at the date of grant and nonqualified stock options at or below the fair market value at the date of grant to employees or non-employees who, in the determination of the Board of Directors, have made or may make significant contributions to the Company in the future. The Company may also award stock appreciation rights or restricted stock under this plan. The Company initially reserved 540,000 shares of its common stock for issuance under this plan. In 1999, the Company's shareholders approved an additional 545,000 shares for issuance under this Plan, and in each of 2000 and 2002, the Company's shareholders approved an additional 600,000 shares for issuance under this Plan. In 2006, the Company's shareholders approved an additional 675,000 shares for issuance under this Plan. As of June 30, 2006, awards for 816,779 shares of common stock were available for issuance under this Plan.

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

The following summarizes the shares of common stock under option for all plans at December 31, 2005 and June 30, 2006, and the activity with respect to options for the six months ended June 30, 2006:


                                    Number of Shares       Weighted Average
                                    Subject to Option       Exercise Price
Balance at December 31, 2005            2,690,993              $ 11.45
 Granted                                       --                   --
 Cancelled                               (126,400)             $  9.63
 Exercised                                     --              $    --
Balance at June 30, 2006               2,564,5493              $ 11.52

The following table summarizes information about stock options at June 30, 2006:

                              Weighted
                              Average       Weighted               Weighted
                              Remaining     Average                Average
Range of          Options     Contractual   Exercise     Shares    Exercise
Exercise Price    Outstanding Life (Years)  Price     Exercisable  Price
$3.00 to $6.00    388,433         7.36      $ 5.86       388,433   $  5.86
$6.01 to $7.50    636,750         2.88      $ 7.12       636,750   $  7.12
$7.51 to $9.00    457,800         2.95      $ 8.38       457,800   $  8.38
$9.01 to $12.00   328,060         6.85      $10.72       328,060   $ 10.72
$12.01 to $15.00  319,250         5.65      $13.30       319,250   $ 13.30
$15.01 to $19.00  107,000         4.42      $18.99       102,000   $ 19.00
$19.01 to $37.03  327,300         4.70      $27.77       327,300   $ 27.77
                2,564,593         4.72      $11.52     2,559,593   $ 11.50

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

Treasury Stock

The Company did not repurchase any of its stock during the six months ended June 30, 2006 or 2005.

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

Results of Operations for the Six Month Periods Ended June 30, 2006 and 2005

The Company's fee income from licensing activities for the first six months of 2006 was $90,139, as compared to $78,242 for the first six months of 2005. This difference in fee income was primarily the result of the timing and amount of minimum annual royalties paid, and the date of receipt of such payment on certain license agreements, by end-product licensees. Certain license fees, which are paid to the Company in advance of the accounting period in which they are earned resulting in the recognition of deferred revenue for the current accounting period, will be recognized as fee income in future periods. Also, licensees may offset some or all of their royalty payments on sales of licensed products for a given period by applying these advance payments towards such earned royalty payments.

Operating expenses decreased by $16,497 for the first six months of 2006 to $1,294,866 from $1,311,363 for the first six months of 2005.
This decrease was primarily the result of lower insurance and payroll costs, and lower depreciation expenses and stock listing fees, partially offset by higher marketing and consulting fees.

Research and development expenditures decreased by $135,236 to $593,558 for the first six months of 2006 from $728,794 for the first six months of 2005. This decrease was primarily the result of decreased payroll, depreciation, materials, consulting and insurance expenses.

The Company's net investment income for the first six months of 2006 was $48,480, as compared to net investment income of $59,313 for the first six months of 2005. This difference was primarily due to lower cash balances available to invest partially offset by higher interest rates during 2006.

As a consequence of the factors discussed above, the Company's net loss was $1,749,805 ($0.13 per common share) for the first six months of 2006 as compared to $1,902,602 ($0.14 per common share) for the first six months of 2005.

Results of Operations for the Three Month Periods Ended June 30, 2006 and 2005

The Company's fee income from licensing activities for the second quarter of 2006 was $63,889, as compared to $36,992 for the second quarter of 2005. This difference in fee income was primarily the result of new license agreements entered into, the timing and amount of minimum annual royalties paid, and the date of receipt of such payment on certain license agreements, by end-product licensees.
Certain license fees, which are paid to the Company in advance of the accounting period in which they are earned resulting in the recognition of deferred revenue for the current accounting period, will be recognized as fee income in future periods. Also, licensees may offset some or all of their royalty payments on sales of licensed products for a given period by applying these advance payments towards such earned royalty payments.

Operating expenses decreased by $58,243 for the second quarter of 2006 to $658,204 from $716,447 for the second quarter of 2005. This decrease was primarily the result of lower insurance, consulting, marketing, and payroll expenses, and lower stock listing fees, partially offset by higher marketing expenses.

Research and development expenditures decreased by $57,067 to $262,658 for the second quarter of 2006 from $319,725 for the second quarter of 2005. This decrease was primarily the result of decreased payroll, insurance, and depreciation expenses, and lower materials costs.

The Company's net investment income for the second quarter of 2006 was $25,274, as compared to net investment income of $37,076 for the second quarter of 2005. This difference was primarily due to lower cash balances available to invest, partially offset by higher interest rates during 2006.

As a consequence of the factors discussed above, the Company's net loss was $831,699 ($0.06 per common share) for the second quarter of 2006 as compared to $962,104 ($0.07 per common share) for the second quarter of 2005.

Financial Condition, Liquidity and Capital Resources

During the first six months of 2006, the Company's cash and cash equivalent balance decreased by $1,732,968 principally as a result of cash used to fund the Company's operating activities of $1,709,633. At June 30, 2006, the Company had working capital of $1,756,380 and its shareholders' equity was $1,896,449.

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

Item 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form
10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's periodic SEC filings. There were no changes in the Company's internal control over financial reporting during the quarterly period ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security-Holders

The Annual Meeting of Stockholders of Research Frontiers
Incorporated was held on June 8, 2006. Listed below is a summary of how the 13,026,601 shares voted at the Annual Meeting on the various proposals voted upon and adopted at the Annual Meeting. For the election of Joseph M. Harary as a Class I member of the Company's Board of Directors, 12,318,217 shares were voted in favor of election, and 708,384 votes were withheld. For the ratification of the appointment of BDO Seidman, LLP as Independent Registered Public Accountants for the 2006 fiscal year, 12,828,376 shares were voted in favor of appointment, 131,219 shares were voted against, and 67,006 shares abstained from voting. For the amendment to the Company's
1998 Stock Option Plan to increase the shares issuable thereunder by 675,000 shares, 3,615,833 shares were voted in favor of the amendment, 1,843,776 shares were voted against, and 79,145 shares abstained from voting.

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

August 10, 2006