Form 10-Q
period 2006-09-30
RESEARCH FRONTIERS INC
filed 2006-11-09
CIK 793524

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

 For Quarter Ended September 30, 2006    Commission File No.  1-9399

                   RESEARCH FRONTIERS INCORPORATED
         (Exact name of registrant as specified in charter)


                   Delaware                         11-2103466
(State of incorporation or organization)         (IRS Employer
                                              Identification No.)

240 Crossways Park Drive, Woodbury, N.Y.                11797
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

Large accelerated filer [  ]Accelerated filer [ ] Non-accelerated filer [X]

          Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Act).  Yes [  ]    No [X]

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 9, 2006, there were outstanding 14,507,508 shares of Common Stock, par value $0.0001 per share.


                      RESEARCH FRONTIERS INCORPORATED

                        Consolidated Balance Sheets

                                           Sept. 30,2006
Assets                                       (Unaudited)  December 31,2005

Current assets:
 Cash  and cash equivalents                  $ 2,965,217        3,644,685
 Royalty receivables, net of reserves of
   $93,674 in 2006 and $78,674 in 2005           103,750           40,000
 Prepaid expenses and other current assets        61,303          138,408
            Total current assets               3,130,270        3,823,093

Fixed assets, net                                111,143          111,507
Deposits                                          22,605           22,605

            Total assets                     $ 3,264,018        3,957,205

     Liabilities and Shareholders' Equity

Current liabilities:
 Accounts payable                            $    50,674          132,584
 Deferred revenue                                 15,000            5,000
 Accrued expenses and other                      116,807          173,367

                Total liabilities                182,481          310,951

Commitments and Contingencies

Shareholders' equity:
 Capital stock, par value $0.0001 per share;
  authorized 100,000,000 shares, issued
  and outstanding 14,328,021 and
  13,812,559 shares, respectively                  1,433            1,381
 Additional paid-in capital                   64,527,719       62,577,771
 Accumulated deficit                         (61,447,615)     (58,932,898)

       Total shareholders' equity              3,081,537        3,646,254

Total liabilities and shareholders' equity   $ 3,264,018        3,957,205

See accompanying notes to consolidated financial statements.


                     RESEARCH FRONTIERS INCORPORATED

                  Consolidated Statements of Operations

                               (Unaudited)

                              Nine months ended       Three months ended
                        Sept.30,2006  Sept.30,2005 Sept. 30,2006 Sept.30,2005

Fee income                 $   126,389    104,992   $  36,250     26,750

Operating expenses           1,815,160  1,940,971     520,294    629,608

Research and development       890,106  1,077,034     296,548    348,240

                             2,705,266  3,018,005     816,842    977,848

     Operating loss         (2,578,877)(2,913,013)   (780,592)  (951,098)

Net investment income           64,160     95,544      15,680     36,231

      Net loss            $ (2,514,717)(2,817,469) $ (764,912)  (914,867)

Basic and diluted net loss
per common share              $   (.18)      (.21) $     (.05)      (.07)

Weighted average number of
common shares outstanding   13,874,320 13,651,387  13,995,828 13,812,559


See accompanying notes to consolidated financial statements.


                    RESEARCH FRONTIERS INCORPORATED

                 Consolidated Statements of Cash Flows

                              (Unaudited)


                                                     Nine months ended
                                                Sept. 30,2006 Sept. 30, 2005

Cash flows from operating activities:
 Net loss                                        $ (2,514,717)   (2,817,469)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization                       26,251        33,654
   Changes in assets and liabilities:
    Royalty receivable                                (63,750)      (81,607)
    Prepaid expenses and other current assets          77,105       (83,926)
    Deferred revenue                                   10,000        56,250
    Accounts payable and accrued expenses            (138,470)     (220,913)

  Net cash used in operating activities            (2,603,581)   (3,114,011)

Cash flows from investing activities:
 Purchase of fixed assets                             (25,887)      (20,181)

   Net cash used in investing activities              (25,887)      (20,181)

Cash flows from financing activities:
 Proceeds from issuances of common stock            1,950,000     5,000,000

Net cash provided by financing activities           1,950,000     5,000,000

Net increase (decrease) in cash and cash equivalents (679,468)    1,865,808

Cash and cash equivalents at beginning of year      3,644,685     2,602,063

Cash and cash equivalents at end of period        $ 2,965,217     4,467,871


See accompanying notes to consolidated financial statements.

                RESEARCH FRONTIERS INCORPORATED
           Notes to Consolidated Financial Statements
                       September 30, 2006
                          (Unaudited)

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Rule 10-01 of Regulation S-
X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K
(Form 10-K) relating to Research Frontiers Incorporated (the
Company) for the fiscal year ended December 31, 2005.

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

Effective January 1, 2006, the Company adopted SFAS No. 123(R), "Share-based Payment." SFAS No. 123(R) replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such costs be measured at the fair value of the award. This statement was adopted using the modified prospective method, which requires the Company to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based payment awards, expense is also recognized to reflect the remaining vesting period of awards that had been included in pro-forma disclosures in prior periods. Since all options outstanding as of December 31, 2005 were fully vested, and no new options were granted during the first nine months of 2006, there was no compensation expense recognized for those options in the consolidated statement of operations for the nine months ended September 30, 2006. SFAS 123(R) also requires that tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows. For the nine months ended September 30, 2006, this new treatment resulted in no change in cash flows from financing activities or cash flows from operating activities. Because there were no options granted during the quarter ended
September 30, 2006, there was no impact on net loss for the three months ended September 30, 2006 regardless of whether the Company had consistently measured the compensation cost for the Company's stock option grants under the fair value method adopted in fiscal 2006. The Company expects that the adoption of SFAS No. 123(R) could have a material effect on the Company's consolidated financial statements, depending upon the number and terms of stock options issued by the Company in the future. The adoption of SFAS No.
123(R) had no impact on previously granted options, since all options granted prior to January 1, 2006 are fully vested.

In 1998, the shareholders approved a stock option plan (1998 Stock Option Plan) which provides for the granting of both incentive stock options at the fair market value at the date of grant and nonqualified stock options at or below the fair market value at the date of grant to employees or non-employees who, in the determination of the Board of Directors, have made or may make significant contributions to the Company in the future. The Company may also award stock appreciation rights or restricted stock under this plan. The Company initially reserved 540,000 shares of its common stock for issuance under this plan. In 1999, the Company's shareholders approved an additional 545,000 shares for issuance under this Plan, and in each of 2000 and 2002, the Company's shareholders approved an additional 600,000 shares for issuance under this Plan. In 2006, the Company's shareholders approved an additional 675,000 shares for issuance under this Plan. As of September 30, 2006, awards for 816,779 shares of common stock were available for issuance under this Plan.

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

The following summarizes the shares of common stock under option for all plans at December 31, 2005 and September 30, 2006, and the activity with respect to options for the nine months ended September 30, 2006:


                                    Number of Shares       Weighted Average
                                    Subject to Option       Exercise Price

Balance at December 31, 2005           2,690,993                $ 11.45
 Granted                                      --                     --
 Cancelled                              (126,400)                  9.63
 Exercised                                    --                     --

Balance at September 30, 2006          2,564,593                $ 11.52

The following table summarizes information about stock options at September 30, 2006:

                              Weighted
                              Average       Weighted               Weighted
                              Remaining     Average                Average
Range of          Options     Contractual   Exercise     Shares    Exercise
Exercise Price    Outstanding Life (Years)  Price     Exercisable  Price

$3.00 to   $6.00    388,433      7.11 	     $ 5.86      388,433   $  5.86
$6.01 to   $7.50    636,750      2.63       $ 7.12      636,750   $  7.12
$7.51 to   $9.00    457,800      2.69       $ 8.38      457,800   $  8.38
$9.01 to  $12.00    328,060      6.60       $10.72      328,060   $ 10.72
$12.01 to $15.00    319,250      5.40       $13.30      319,250   $ 13.30
$15.01 to $19.00    107,000      4.16       $18.99      102,000   $ 19.00
$19.01 to $37.03    327,300      4.45       $27.77      327,300   $ 27.77
                  2,564,593      4.47       $11.52    2,559,593   $ 11.50

During 2005, the Company issued options to a consultant to purchase 500 shares of common stock at an exercise price of $5.60 per share and recorded $1,483 of non-cash expense in connection with the issuance of these options.

Shareholders' Equity

Issuance of Common Stock

For the nine months ended September 30, 2006, the Company received $1,950,000 of net cash proceeds from the issuance to accredited investors of 515,462 shares of its common stock.

For the nine months ended September 30, 2005, the Company received $5,000,000 of net cash proceeds from the issuance to institutional investors of one million shares of its common stock and the issuance of five-year warrants to purchase 200,000 shares of common stock at an exercise price of $7.50 per share.

Treasury Stock

The Company did not repurchase any of its stock during the nine months ended September 30, 2006 or 2005.

Subsequent Event

In October 2006, the Company raised an additional $700,000 in net proceeds in connection with the registered sales to accredited investors of 179,487 shares of its common stock.

             Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Accounting Policies

  The following significant accounting policies are important to understanding our financial condition and results of operations and should be read as an integral part of the discussion and analysis of the results of our operations and financial position. For additional accounting policies, see note 2 to our consolidated financial statements, "Summary of Significant Accounting Policies" contained in the Company's Annual Report on Form 10-K.

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

Results of Operations for the Nine Month Periods
Ended September 30, 2006 and 2005

The Company's fee income from licensing activities for the first nine months of 2006 was $126,389, as compared to $104,992 for the first nine months of 2005. This difference in fee income was primarily the result of the timing and amount of minimum annual royalties paid, and the date of receipt of such payment on certain license agreements, by end-product licensees. Certain license fees, which are paid to the Company in advance of the accounting period in which they are earned resulting in the recognition of deferred revenue for the current accounting period, will be recognized as fee income in future periods. Also, licensees may offset some or all of their royalty payments on sales of licensed products for a given period by applying these advance payments towards such earned royalty payments.

Operating expenses decreased by $125,811 for the first nine months of 2006 to $1,815,160 from $1,940,971 for the first nine months of 2005. This decrease was primarily the result of lower insurance, consulting, patent and depreciation expenses and lower stock listing fees.

Research and development expenditures decreased by $186,928 to $890,106 for the first nine months of 2006 from $1,077,034 for the first nine months of 2005. This decrease was primarily the result of decreased payroll, depreciation, materials, consulting and insurance expenses.

The Company's net investment income for the first nine months of 2006 was $64,160, as compared to net investment income of $95,544 for the first nine months of 2005. This difference was primarily due to lower cash balances available to invest partially offset by higher interest rates during 2006.

As a consequence of the factors discussed above, the Company's net loss was $2,514,717 ($0.18 per common share) for the first nine months of 2006 as compared to $2,817,469 ($0.21 per common share) for the first nine months of 2005.

Results of Operations for the Three Month Periods
Ended September 30, 2006 and 2005

The Company's fee income from licensing activities for the third quarter of 2006 was $36,250, as compared to $26,750 for the third quarter of 2005. This difference in fee income was primarily the result of new license agreements entered into, the timing and amount of minimum annual royalties paid, and the date of receipt of such payment on certain license agreements, by end-product licensees.
Certain license fees, which are paid to the Company in advance of the accounting period in which they are earned resulting in the recognition of deferred revenue for the current accounting period, will be recognized as fee income in future periods. Also, licensees may offset some or all of their royalty payments on sales of licensed products for a given period by applying these advance payments towards such earned royalty payments.

Operating expenses decreased by $109,314 for the third quarter of 2006 to $520,294 from $629,608 for the third quarter of 2005. This decrease was primarily the result of lower insurance, consulting, patent, and marketing expenses, and lower professional and stock listing fees, partially offset by higher payroll expenses.

Research and development expenditures decreased by $51,692 to $296,548 for the third quarter of 2006 from $348,240 for the third quarter of 2005. This decrease was primarily the result of decreased payroll, insurance, and depreciation expenses, and lower consulting fees and materials costs.

The Company's net investment income for the third quarter of 2006 was $15,680, as compared to net investment income of $36,231 for the third quarter of 2005. This difference was primarily due to lower cash balances available to invest, partially offset by higher interest rates during 2006.

As a consequence of the factors discussed above, the Company's net loss was $764,912 ($0.05 per common share) for the third quarter of 2006 as compared to $914,867 ($0.07 per common share) for the third quarter of 2005.

Financial Condition, Liquidity and Capital Resources

During the first nine months of 2006, the Company's cash and cash equivalent balance decreased by $679,468 principally as a result of cash used to fund the Company's operating activities of $2,603,581, partially offset by $1,950,000 of net proceeds received from the issuance of common stock. At September 30, 2006, the Company had working capital of $2,947,789 and its shareholders' equity was $3,081,537.

The Company occupies premises under an operating lease agreement which expires on January 31, 2014 and requires minimum annual rent which rises over the term of the lease to approximately $138,269.

In August 2006, the Company raised $2 million million in capital ($1,950,000 in net proceeds after deducting expenses related to the offering) in connection with the registered sale to accredited investors of 515,462 shares of its common stock. In October 2006, the Company raised an additional $700,000 in net proceeds in connection with the registered sales to accredited investors of 179,487 shares of its common stock. In February 2005, the Company raised $5 million in net proceeds in connection with the registered sale to institutional investors of one million shares of its common stock and the issuance of five-year warrants to purchase 200,000 shares of common stock at an exercise price of $7.50 per share.

The Company expects to use its cash to fund its research and development of SPD light valves and for other working capital purposes. The Company's working capital and capital requirements depend upon numerous factors, including the results of research and development activities, competitive and technological developments, the timing and cost of patent filings, the development of new licensees and changes in the Company's relationships with its existing licensees. The degree of dependence of the Company's working capital requirements on each of the foregoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements; the addition of new licensees may provide additional working capital or working capital requirements, and changes in relationships with existing licensees would have a favorable or negative impact depending upon the nature of such changes. Based upon existing levels of cash expenditures, existing cash reserves and budgeted revenues, the Company believes that it would not require additional funding until mid-to-late 2007. There can be no assurance that expenditures will not exceed the anticipated amounts or that additional financing, if required, will be available when needed or, if available, that its terms will be favorable or acceptable to the Company. Eventual success of the Company and generation of positive cash flow will be dependent upon the extent of commercialization of products using the Company's technology by the Company's licensees and payments of continuing royalties on account thereof.

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

Item 1A.        Risk Factors

See the Company's Annual Report on Form 10-K for the year ended
December 31, 2005 for a description of Risk Factors. There has been no material change in risk factors since that filing.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The information required by Item 3 has been disclosed in Item 7A of the Company's Annual Report on Form 10-K for the year ended
December 31, 2005. There has been no material change in the disclosure regarding market risk.

Item 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief
Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the
Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's periodic SEC filings. There were no changes in the Company's internal control over financial reporting during the quarterly period ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date: November 9, 2006