Form 10-K
period 2006-12-31
RESEARCH FRONTIERS INC
filed 2007-03-22
CIK 793524

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of
                     THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006 Commission File Number 1-9399

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

Securities registered pursuant to Section 12(b) of the Act:
                                                  Name of Exchange
     Title of Class                               on Which Registered
     Common Stock, $0.0001 Par Value    The NASDAQ Stock Market

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

Large accelerated filer[] Accelerated filer[] Non-accelerated filer[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [  ]   No [X]

As of March 22, 2007 there were 15,318,601 shares of Research Frontiers Incorporated common stock outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates was $67,624,682 computed in accordance with the rules of the SEC by reference to the closing price of the Company's common stock as of June 30, 2006 which was $5.18. In making this computation, all shares known to be owned by directors and executive officers of the Company and all shares known to be owned by other persons holding in excess of 5% of the Company's common stock have been deemed held by "affiliates" of the Company. Nothing herein shall prejudice the right of the Company or any such person to deny that any such director, executive officer, or stockholder is an "affiliate."

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

     SPDs use microscopic light-absorbing particles that are either in a liquid suspension or a film. The microscopic particles align when an electrical voltage is applied. This permits light to pass through the device, and allows the amount of light to be controlled. The first light valve of this type was invented by Dr. Edwin Land, founder of Polaroid Corporation, in the 1930s.
Since 1965, Research Frontiers has been actively working to develop and license its own technology, which it protects using patents, trade secrets and know-how. Although patent and trade secret protection is not a guarantee of commercial success, Research Frontiers currently has approximately 470 patents and pending patent applications throughout the world protecting its technology.

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

     The past several years have been important for Research Frontiers as we moved from being a company with a technology under development to a company with products using our technology being sold by our licensees. The technology has also received some prestigious awards, including the Best of What's New Award for home technology products for 2002 from Popular Science. It was also named one of the top new technologies for 2002 by the Society of Automotive Engineers and received the 2007 North American Frost & Sullivan Award for Excellence in Technology.

     SPD-Smart windows have been installed in business and commercial aircraft, as well as in architectural, automotive and appliance glass projects. SPD technology is an "enabling" technology cutting across many industries which has wide commercial applications in many types of products where variable light transmission is desired, such as:

- "smart" windows, skylights, partitions, doors, and
- sunshades for the architectural, aircraft, marine, automotive and appliance industries;
- variable light transmission sunglasses, goggles, visors and other eyewear;
- self-dimmable automotive sunroofs, sunvisors and rear-view mirrors; and
- flat panel information displays for use in billboards, scoreboards, point-of-purchase advertising displays, traffic signs, computers, televisions, telephones, PDAs and other electronic instruments.

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

Licensee                       Trademark
Cricursa Cristales Curvados,SA Cri-Regulite
Dainippon Ink and Chemicals    Confoview
Innovative Glass Corporation   E-Glass
InspecTech Aero Service, Inc.  SPD-Equipped,I-Shade,
                               SPD-Shade,e-Shade
Isoclima S.p.A.                ChromaLite
Kerros Limited                 IntelliTint
SPD Control Systems Corp.      The Systems Behind the Glass,
                               Changing the Way You View Windows
SPD Technologies, Inc.         InfiniTint,New-View,
                               Smart-Shade
SPD Systems Inc.               Health Smart SPD Window,
                               VectorLux,InstaTint,
                               PowerTint
ThermoView Industries          Alter-Lite

In addition, Research Frontiers introduced various marketing programs under the following trademarks: SPD-Smart, SPD-SmartGlass, VaryFast, SmartGlass, The View of the Future - Everywhere you Look, Powered by SPD, and
Visit SmartGlass.com - to change your view of the world.

     Our licensee InspecTech Aero Service Inc. reported that it has received FAA certification for, and has already installed SPD-Smart windows on, various aircraft. InspecTech reports having installed or currently engineered SPD-Smart windows for the following aircraft:

- Airbus A319, A320 and other aircraft
- Boeing 737,747, 757, BBJ and other aircraft
- Bombardier Challenger 601, 604
- Bombardier Global Ex
- Bombardier Learjet 24, 25, 31, 35, 36, 45, 55,60
- Cessna Citation I, II, III
- Cessna Conquest I, II
- Cessna Citations 525,525A, 550, Excel, 5 and CX
- Dassault Falcon 10, 50
- EADS Eurocopter EC 155
- Gulfstream (all models)
- Piaggio P180 Avanti, and Pilatus PC-12
- Raytheon Beechjet
- Raytheon Hawker 700, 800
- Raytheon King Air 90, 100, 200, 350
- Sikorsky S-92 Helicopter
- Bell 430 Helicopter

     Starting in 2003, the number of aircraft incorporating window shades using SPD-Smart technology increased, and the number of additional aircraft for which SPD-Smart electronic window shades have been designed and engineered also increased. In addition, several of the world's largest jet manufacturers have announced their interest to include electronic smart window shades in their aircraft. These electronic window shades may use SPD technology, or may use other technologies such as electrochromic technology or electro-mechanical window shades. Project architects and developers have begun to specify more SPD-Smart glass in their projects, and both the number and size of these projects is increasing. Also, starting in late 2003, certain automakers have begun to incorporate SPD-Smart glass in production and concept vehicles, with some of these concept vehicles being exhibited at major auto shows. There is a growing trend towards using more glass in architectural and automotive applications, including the introduction of panoramic roof systems and larger sunroofs for transportation vehicles. SPD-Smart technology can provide effective shading, glare control and heat management solutions for these larger glass areas. SPD-Smart windows have also begun to be used in yachts as well. The Company has also seen the adoption rate in terms of number of licensees, as well as the size of the organizations becoming licensees, increase. Also, products using SPD-Smart technology continue to be exhibited at trade shows, conferences, and industry events, with such products not only being exhibited by our licensees, but also by their customers and by original equipment manufacturers. While there can be no assurance that these trends will continue, to the extent that they do continue, they each should have a beneficial effect on future fee income for the Company. In April 2004, SPD Inc., which was at that time, the sole manufacturer of SPD-Smart light control film and a subsidiary of Hankuk Glass Industries, a former licensee of the Company, announced that it was ceasing its business activities. Therefore, sales of SPD-Smart products by licensees of the Company during most of 2004, 2005 and 2006 were curtailed as these licensees filled customer orders out of existing inventory of SPD-Smart light control film made by SPD Inc. while awaiting production of the next-generation emulsion-based SPD-Smart light control film with improved performance characteristics. On February 1, 2007, Hitachi Chemical Company jointly announced with
Innovative Glass Corp. that Hitachi Chemical was shipping rolls of wide-width SPD-Smart film from its high-capacity coating lines in Ibaraki, Japan. On February 9, 2007, Raytheon Aircraft Company announced that it was offering SPD-Smart electronic window shades manufactured by InspecTech Aero Service on Raytheon's Beechcraft King Air aircraft.

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

American Glass Products  Architectural and automotive windows (2002)   Worldwide
                                                                  (except Korea)


Asahi Glass Company    SPD-Smart automotive windows and sunroofs(2006)Worldwide

AGC Automotive Americas  Sunroof glass for other licensees (2001)      Worldwide
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

BRG Group, Ltd.          Architectural and automotive windows (2002)   Worldwide
                                                                  (except Korea)

Cricursa Cristales Curvados Architectural and automotive windows(2002) Worldwide
                                                                  (except Korea)

Custom Glass Corporation  Windows and sunroofs for mass                Worldwide
                          transit trains/busses; SPD film         (except Korea)
                          lamination for other licensees (2003)

Dainippon Ink and        SPD emulsions (1999) and films (2006)         Worldwide
Chemicals Incorporated   for other licensees

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

SmartGlass International Ltd Architectural windows(2007) Ireland,United Kingdom

SPD Control Systems Corp Electronics and building control systems(2005)Worldwide

SPD Technologies, Inc.    Architectural windows (2002)                 Worldwide
(f/k/a Razor's Edge                                               (except Korea)
Technologies, Inc.)

SPD Systems, Inc.    Architectural, appliance and marine windows (2002)Worldwide
                                                                  (except Korea)

ThermoView Industries, Inc.   Architectural windows (2000)             Worldwide
                                                                  (except Korea)

Traco, Inc.              Architectural windows (2003)                  Worldwide
                                                                  (except Korea)

     Licensees of Research Frontiers who incorporate SPD technology into end-products will pay Research Frontiers a royalty of 5-15% of net sales of licensed products under license agreements currently in effect, and may also be required to pay Research Frontiers fees and minimum annual royalties.
Licensees who sell components (such as SPD emulsion or film) to other licensees of Research Frontiers do not pay a royalty on such sale and Research Frontiers will collect such royalty from the licensee incorporating such components into their own SPD-Smart end-products. Research Frontiers' license agreements typically allow the licensee to terminate the license after some period of time, and give Research Frontiers only limited rights to terminate before the license expires. The licenses granted by the Company are non-exclusive and generally last as long as our patents remain in effect. Due to their bankruptcy filings or other termination of their general business activities or other reasons, the Company does not believe that Polaroid, Kerros, ThermoView, SmartGlass Ireland, BRG, and SPD Technologies are pursuing any business activities with respect to SPD technology. Some of the Company's other licensees are currently inactive with respect to SPD technology, but may hereafter become active again. Global Mirror's license restricts new licenses from being granted in the truck mirror original equipment market for a period of time if certain sales milestones are met with respect to commercial vehicles in Classes 5 through 8 with gross vehicle weights in excess of 16,000 pounds. To date, the Company has not generated sufficient revenue from its licensees to profitably fund its operations.

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

     On March 22, 2007 the Company had eleven full-time employees, four of whom are technical personnel, and the rest of whom perform legal, marketing, investor relations, and administrative functions. Of these employees, one has obtained a doctorate in chemistry, one has a masters in chemistry, one has extensive industrial experience in electronics and electrical engineering, and one has majored in physics. Three employees also have additional postgraduate degrees in business administration, including one doctorate in organization and management. Also the Company's suppliers and licensees have people on their teams with advanced degrees in a number of areas relevant to the commercial development of products using the Company's technology. The success of the Company is dependent on, among other things, the services of its senior management, the loss of whose services could have a material adverse effect upon the prospects of the Company.

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

     The active, user-controllable technologies are sometimes referred to as "smart" technologies. These active technologies are far more useful because they can be controlled electrically by a user with a manual adjustment or automatically when coupled with a timer or sensing device such as a photocell, motion detector or thermostat. There are three main types of active devices which are compared below:

- Electrochromic devices (EC)
- Liquid crystal devices (LC)
- Suspended-particle devices (SPD)

Electrochromic Technology: When compared to electrochromic windows and rear-view mirrors, which use a direct current voltage to alter the molecular structure of electrochromic materials (which can be in the form of either a liquid, gel or solid film) causing the material to darken, SPDs have numerous potential performance, manufacturing and cost advantages. In comparing the Company's SPD light valves to electrochromic technologies, SPDs are expected to have some or all of the following advantages:

-faster response time
-consistent switching speed regardless of size of viewing area -lower estimated costs
-more reliable performance over a wider temperature range -capability of achieving darker off-states
-default state (state requiring no power) is dark, maximizing solar heat gain benefits
-lower current drain
-higher estimated battery life in applications where batteries are used
-no "iris effect" (where light transmission changes first occur at the outer edges of a window or mirror and then work their way toward the center) when changing from clear to dark and back again
-ability to be able to "tune" intermediate light-transmission states
-SPD technology is a film-based technology that can be applied to plastic as well as glass, and which can be applied to curved as well as flat surfaces.

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

Liquid Crystal Technology: To date, the main types of liquid crystal smart windows have been produced by Taliq Corp. (a subsidiary of Raychem Corp. which has since discontinued its liquid crystal operations and licensed its technology to others), Asahi Glass Co., Nippon Sheet Glass, Saint-Gobain Glass, Polytronix, Inc., DMDisplays and 3M (which has also reportedly discontinued its liquid crystal film making operations). These windows are expensive and only change from a cloudy, opaque milky-white to a clear state, are hazy when viewed at an angle and have no useful intermediate states. As compared to liquid crystal windows, SPD smart windows should:

-be less expensive to produce
-have less haze
-operate over a wider temperature range
-use less power
-absorb and shade light, rather than simply scattering it
-permit an infinite number of intermediate states between a transparent state and a dark blue state, rather than being just
 "on" or "off" like LC windows.

     In the flat panel display market, the Company also expects to compete against various display technologies that are currently being used commercially. In particular, the Company expects its SPD technology to compete on the basis of the performance characteristics with liquid crystal displays
("LCDs") and organic light emitting diodes ("OLEDs"). An
LCD is generally similar in construction to an SPD display, but instead of a liquid or film suspension, it utilizes an organic material called a liquid crystal which, although comprised of molecules that flow like a liquid, has some of the characteristics of solid crystals. Like SPD displays, LCDs are "passive" devices which do not generate light, but merely reflect or modulate existing light. OLEDs emit light rather than transmit it, and unlike LCDs but similar to SPD displays, OLEDs promise to have wide viewing angles and low power consumption.
However, several technological and manufacturing hurdles remain in the production of OLEDs including limited life expectancy, sensitivity to degradation from exposure to air and water, and cost. The market for flat panel displays was estimated by others to have been approximately $86 billion for 2006.
Because of further development work to be done in this area, the Company cannot estimate when its licensees may begin to penetrate the flat panel display market.

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

Research and Development

    As a result of the Company's research and development efforts, the Company believes that its SPD light valves are now, or with additional development will become, usable in a number of commercial products. Such products may include one or more of the following fields: "smart" windows, variable light transmission eyewear such as sunglasses and goggles, self-dimmable automotive sunroofs, sunvisors and mirrors, and instruments and other information displays that use digits, letters, graphic images, or other symbols to supply information, including scientific instruments, aviation instruments, automobile dashboard displays and, if certain improvements can be made in various features of the Company's SPD light valves, portable computer displays and flat panel television displays. The Company believes that most of its research and development efforts have applicability to products that may incorporate the Company's technology. Based upon the current SPD-Smart products being prepared for sale by various of its licensees, the Company believes that the state of development of its technology is sufficiently advanced, but that further improvements will result in accelerated market penetration. The Company intends to continue its research and development efforts for the foreseeable future to improve its SPD light valve technology and thereby assist our licensees in the product development, sales and marketing of various existing and new SPD-Smart products.

    During the past year, the Company has made significant advances relating to materials to enable (1) improved stability of SPD emulsions, (2) a wide range of light transmission, and
(3) improved film adhesion and cohesion.

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

Research Frontiers' main goals in its research and development are:

-developing wider ranges of light transmission and quicker
 switching speeds;
-developing different colored particles;
-reducing the voltage required to operate SPDs; and -obtaining data and developing improved materials regarding environmental stability and longevity.

Research Frontiers incurred approximately $1,171,000,
$1,392,000, and $1,683,000 during the years ended December
31, 2006, 2005, and 2004, respectively, for research and development. Research Frontiers plans to engage in substantial continuing research and development activities.

Patents and Proprietary Information

    The Company has 32 United States patents in force, and six United States patent applications are pending. The Company's United States patents expire at various dates from 2008 through 2023. The Company has approximately 229 issued foreign patents and 205 foreign and international patent applications pending. The Company's foreign patents expire at various dates from 2008 through 2022. The Company believes that its SPD light valve technology is adequately protected by its patent position and by its proprietary technological know-how. However, the validity of the Company's patents has never been contested in any litigation. To a lesser extent, the Company relies on trade secrets and nondisclosure agreements to protect its technology. The Company generally requires any employee, consultant, or licensee having access to its confidential information to execute an agreement whereby such person agrees to keep such information confidential.

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

    Research Frontiers has a history of operating losses, expects to incur additional losses in the future, and consequently will need additional funds in the future to continue its operations. To date, Research Frontiers has lost money, and we expect to lose money in the foreseeable future. Because we expect that our future revenues will consist primarily of license fees (which have not been significant to date), unless our licensees produce and sell products using our technology, Research Frontiers will not be profitable. There is no guarantee that we will ever be profitable. Since Research Frontiers was started in 1965 through December 31, 2006, its total net loss was $62,236,531. Our net loss was $3,303,633, $3,747,532 and
$4,262,741 in 2006, 2005, and 2004, respectively.

    We have funded our operations by selling our common stock to investors. If we need additional money, there is no guarantee that it will be available when we need it, or on favorable terms. Without giving effect to the raising of additional capital in the future, the Company would have to raise additional capital no later than towards the end of 2009 if operations, including research and development and marketing, are to be maintained at current levels. Eventual success of the Company and generation of positive cash flow will be dependent upon the extent of commercialization of products using the Company's technology by the Company's licensees and payments of continuing royalties on account thereof.

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

ITEM 2.       PROPERTIES

    The Company currently occupies approximately 9,500 square feet of space at an annual rental which in 2006 was approximately $169,000 for its executive office and research facility at 240 Crossways Park Drive, Woodbury, New York
11797 under a lease expiring January 31, 2014. The Company believes that its space, including its laboratory facilities, is adequate for its present needs.

ITEM 3.       LEGAL PROCEEDINGS

   There are no legal proceedings pending by or against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

                           PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCK HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

    (1) The Company's common stock is traded on the NASDAQ Capital Market. As of March 22, 2007, there were
15,318,601 shares of common stock outstanding.

    (2) The following table sets forth the range of the high and low selling prices (as provided by the National Association of Securities Dealers) of the Company's common stock for each quarterly period within the past two fiscal years:

         Quarter Ended               Low            High
         March 31, 2005             5.00           6.59
         June 30, 2005              2.76           5.75
         September 30, 2005         2.55           3.50
         December 31, 2005          3.18           7.00
         March 31, 2006             3.59           6.32
         June 30, 2006              3.71           6.49
         September 30, 2006         4.00           5.25
         December 31, 2006          4.05           6.82
         These quotations may reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

(b) Approximate Number of Security Holders

    As of March 22, 2007, there were 566 holders of record of the Company's common stock. The Company estimates that there are approximately 6,000 beneficial holders of the Company's common stock.

(c) Dividends

    The Company did not pay dividends on its common stock in 2006 and does not expect to pay any cash dividends in the foreseeable future. There are no restrictions on the payment of dividends.

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

                                          Year ended December 31,
                               2006        2005     2004       2003      2002
Statement of Operations Data:
 Fee income              $  162,639 $  138,742 $  201,321 $  258,187 $ 217,519
 Operating expenses       2,383,856  2,624,379  2,633,534  2,537,317 2,631,139
 Research and development 1,170,503  1,391,657  1,682,624  1,908,753 1,859,030
 Charge for reduction in value
  of investment in SPD Inc.(1)   --         --    165,501    615,200        --
                          3,554,359  4,016,036  4,481,659  5,061,270 4,490,169
 Operating loss           3,391,720)(3,877,294)(4,280,338)(4,803,083)(4,272,650)
 Net investment income (2)   88,087    129,762     17,597     30,775    321,534

 Net loss                (3,303,633)(3,747,532)(4,262,741)(4,772,308)(3,951,116)

Basic and diluted net loss
  per common share             (.24)     (.27)       (.33)      (.38)      (.33)
Dividends per share              --        --          --         --         --

                                          As of December 31,
                              2006       2005     2004       2003      2002
Balance Sheet Data:
 Total current asset    $ 3,126,381 $3,823,093  $2,716,964 $5,322,083$5,293,629
 Total assets             3,251,637  3,957,205   2,860,673  5,690,270 6,267,051
 Long-term debt, including
  accrued interest               --         --          --         --        --
Total shareholders'equity 2,992,621  3,646,254   2,392,303  5,469,427 5,974,466

(1) Reflects a non-cash charge against income of $615,200 recorded by the Company in the first quarter of 2003 to reflect a reduction in the value of its investment in SPD Inc. determined based upon recent financing activity of SPD Inc. The Company also recorded a further non-cash charge against income of $209,704 during the first quarter of 2004. During the fourth quarter of 2004, the Company received a payment of $44,203 as part of a liquidation distribution made by SPD Inc. to its shareholders, resulting in a total net non-cash charge against income of $165,501 in 2004.

(2) Net investment income for 2002 includes $64,608 of interest income received from officers of the Company upon payment of notes receivable.


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

Results of Operations

Year ended December 31, 2006 Compared to the Year ended December 31, 2005

  The Company's fee income from licensing activities for 2006 was $162,639, as compared to $138,742 for 2005. This difference in fee income was primarily the result of the timing and amount of minimum annual royalties paid, and the date of receipt of such payment on certain license agreements, by end-product licensees. Certain license fees, which are paid to the Company in advance of the accounting period in which they are earned resulting in the recognition of deferred revenue for the current accounting period, will be recognized as fee income in future periods. Also, licensees may offset some or all of their royalty payments on sales of licensed products for a given period by applying these advance payments towards such earned royalty payments.

  Operating expenses decreased by $240,523 for 2006 to $2,383,856 from $2,624,379 for 2005. This decrease was primarily the result of lower insurance (lower by approximately $71,500 primarily the result of a change in medical insurance carriers), consulting (decreased by approximately $96,5000, patent (lower by approximately $39,000) and depreciation expenses, and lower stock listing fees (reduced by approximately $61,000 as a result of the movement of the Company's listing from the Nasdaq National Market to the Nasdaq Capital Market).

  Research and development expenditures decreased by $221,154 to $1,170,503 for 2006 from $1,391,657 for 2005.
This decrease was primarily the result of decreased payroll (lower by approximately $81,000 primarily the result of the net reduction in technical staff size by one employee), depreciation, materials (lower by approximately $87,500), consulting
(decreased by approximately $12,000) and insurance expenses (lower by approximately $67,500 primarily the result of a change in medical insurance carriers).

  Investment income for 2006 was $88,087 as compared to a net gain from its investing activities of $129,762 for 2005. This difference was primarily due to lower cash balances available to invest, partially offset by higher interest rates during 2006.

  As a consequence of the factors discussed above, the Company's net loss was $3,303,633 ($0.24 per share) for 2006 as compared to $3,747,532 ($0.27 per share) for 2005.

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

  Operating expenses decreased by $9,155 for 2005 to $2,624,379 from $2,633,534 for 2004. This decrease was primarily the result of lower marketing, accounting, depreciation and insurance expenses, partially offset by higher payroll, consulting, and patent expenses, and higher stock listing fees and reserves for bad debts.

  Research and development expenditures decreased by $290,967 to $1,391,657 for 2005 from $1,682,624 for 2004.
This decrease was primarily the result of decreased payroll (reduced by approximately $107,000 primarily the result of a reduction in salary of one employee and the net reduction in technical staff size by one employee), depreciation, and other allocated office expenses partially offset by higher materials expense (increased by approximately $66,000).

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

Financial Condition, Liquidity and Capital Resources

  During 2006, the Company's cash and cash equivalent balance decreased by $644,164 principally as a result of cash used to fund the Company's operating activities of $3,265,358, partially offset by $2,650,000 of net proceeds received from the issuance of common stock. At December 31, 2006, the Company had working capital of $2,867,365 and its shareholders' equity was $2,992,621.

  During 2005, the Company's cash and cash equivalent balance increased by $1,042,622 principally as a result of $5,000,000 of net proceeds received from the issuance of common stock and warrants, offset by cash used to fund the Company's operating activities of $3,920,835. At December 31, 2005, the Company had working capital of $3,512,142 and its shareholders' equity was $3,646,254.

  The Company occupies premises under an operating lease agreement which expires on January 31, 2014 and requires minimum annual rent which rises over the term of the lease to approximately $176,669, plus tenant's share of applicable taxes.
These lease obligations are summarized over time as of December 31, 2006:

                                       Payments due by period
                           <1 year 1-3 years 4-5 years >5 years Total
Operating lease obligations 162,000  500,000  344,000  192,000  1,198,000

  In February 2007, the Company raised $6,650,000 in net proceeds in connection with the registered sale to accredited investors of 682,102 shares of its common stock. In August
2006, the Company raised $2 million in capital ($1,950,000 in net proceeds after deducting expenses related to the offering) in connection with the registered sale to accredited investors of 515,462 shares of its common stock. In October 2006, the Company raised an additional $700,000 in net proceeds in connection with the registered sales to accredited investors of 179,487 shares of its common stock. In February 2005, the Company raised $5 million in net proceeds in connection with the registered sale to institutional investors of one million shares of its common stock and the issuance of five-year warrants to purchase 200,000 shares of common stock at an exercise price of $7.50 per share.

     The Company expects to use its cash to fund its research and development of SPD light valves and for other working capital purposes. The Company's working capital and capital requirements depend upon numerous factors, including the results of research and development activities, competitive and technological developments, the timing and cost of patent filings, the development of new licensees and changes in the Company's relationships with its existing licensees. The degree of dependence of the Company's working capital requirements on each of the foregoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements; the addition of new licensees may provide additional working capital or working capital requirements, and changes in relationships with existing licensees would have a favorable or negative impact depending upon the nature of such changes. Based upon existing levels of cash expenditures, existing cash reserves and budgeted revenues, the Company believes that it would not require additional funding until towards the end of 2009. There can be no assurance that expenditures will not exceed the anticipated amounts or that additional financing, if required, will be available when needed or, if available, that its terms will be favorable or acceptable to the Company. Eventual success of the Company and generation of positive cash flow will be dependent upon the extent of commercialization of products using the Company's technology by the Company's licensees and payments of continuing royalties on account thereof.

Inflation

     The Company does not believe that inflation has a significant impact on its business.

New Accounting Standards

In July 2006, FASB issued FAS Interpretation No. 48,
"Accounting for Uncertainty in Income Taxes   an
interpretation of FAS No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on future changes, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has completed its initial evaluation of the impact of the adoption of FIN 48 and determined that such adoption is not expected to have a material impact on the Company's financial position or results from operations.

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

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.  CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

     As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's periodic SEC filings. There were no changes in the Company's internal control over financial reporting during the quarterly period ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                 PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

The other information required by this Item 10 is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Commission on or before April 30, 2007, in connection with the Company's Annual Meeting of Stockholders scheduled to be held on June 14, 2007.

ITEM 11.       EXECUTIVE COMPENSATION

     The information required by this Item 11 is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Commission on or before April 30, 2007, in connection with the Company's Annual Meeting of Stockholders scheduled to be held on June 14, 2007. Notwithstanding anything to the contrary set forth herein or in any of the Company's past or future filings with the Securities and Exchange Commission that might incorporate by reference the Company's definitive Proxy Statement, in whole or in part, the report of the compensation committee and the stock price performance graph contained in such definitive Proxy Statement shall not be incorporated by reference into this Annual Report on Form 10-K or in any other such filings.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this Item 12 is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Commission on or before April 30, 2007, in connection with the Company's Annual Meeting of Stockholders scheduled to be held on June 14, 2007.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED
               TRANSACTIONS AND DIRECTOR INDEPENDENCE.

     The information required by this Item 13 is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Commission on or before April 30, 2007, in connection with the Company's Annual Meeting of Stockholders scheduled to be held on June 14, 2007.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

     The information required by this Item 14 is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Commission on or before April 30, 2007, in connection with the Company's Annual Meeting of Stockholders scheduled to be held on June 14, 2007.

                              PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1) and (2)  Financial Statements and Financial Statement Schedules

     The following consolidated financial statements of Research
Frontiers Incorporated are filed under Item 8 of this Report.
                                                            Page

Report of Independent Registered Public Accounting Firm. . . F-1

Report of Independent Registered Public Accounting Firm. . . F-2

Consolidated Financial Statements:

 Consolidated Balance Sheets,
  December 31, 2006 and 2005 . . . . . . . . . . . . . . . . F-3

 Consolidated Statements of Operations,
  Years ended December 31, 2006, 2005 and 2004 . . . . . . . F-4

 Consolidated Statements of Shareholders' Equity,
  Years ended December 31, 2006, 2005 and 2004 . . . . . . . F-5

 Consolidated Statements of Cash Flows,
  Years ended December 31, 2006, 2005 and 2004 . . . . . . . F-6

Notes to Consolidated Financial Statements . . . . . . . . . F-7

Schedule II - Valuation and Qualifying Accounts. . . . . . .F-19

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

10.44 License Agreement effective as of March 30, 2006 between the Company and Dainippon Ink and Chemicals. Previously filed as an Exhibit to the Company's Current Report on Form 8-K dated April 4,
        2006 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference

10.45 License Agreement effective as of May 11, 2006 between the Company and Asahi Glass Company.
        Previously filed as an Exhibit to the Company's Current Report on Form 8-K dated May 15, 2006 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.46 License Agreement effective as of May 19, 2007 between the Company and SmartGlass International
        Ltd. Previously filed as an Exhibit to the Company's Current Report on Form 8-K dated March 19, 2007 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

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

32.1    Section 1350 Certification of Robert L. Saxe -  Filed herewith.

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

Dated:  March 22, 2007

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                     Position              Date

/s/Robert M. Budin            Director              March 22, 2007
   Robert M. Budin

/s/Joseph M. Harary           Director, President,  March 22, 2007
   Joseph M. Harary           Treasurer

/s/Victor F. Keen             Director              March 22, 2007
   Victor F. Keen

/s/Albert P. Malvino          Director              March 22, 2007
   Albert P. Malvino

/s/Robert L. Saxe             Director, Chairman    March 22, 2007
   Robert L. Saxe



     Report of Independent Registered Public Accounting Firm



The Shareholders and Board of Directors
Research Frontiers Incorporated:


We have audited the accompanying consolidated balance sheets of Research Frontiers Incorporated as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended.
Our audits also included the financial statement schedule for the years ended December 31, 2006 and 2005, as listed in Item
15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).
Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements and financial statement schedule are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.
Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial statement schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Research Frontiers Incorporated at December 31,
2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein.

                              /s/ BDO Seidman, LLP

Melville, New York
March 13, 2007

           Report of Independent Registered Public Accounting Firm



The Shareholders and Board of Directors
Research Frontiers Incorporated:


We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows of Research Frontiers Incorporated and subsidiary for the year ended
December 31, 2004. In connection with our audit of the consolidated financial statements, we also have audited the information included in the financial statement schedule as listed in Item 15(a) for the year ended December 31, 2004. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management.
Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Research Frontiers Incorporated and subsidiary for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein for the year ended December 31, 2004.


                              /s/ KPMG LLP

Melville, New York
March 15, 2005


                     RESEARCH FRONTIERS INCORPORATED

                       Consolidated Balance Sheets

                        December 31, 2006 and 2005

                  Assets                         2006       2005
Current assets:
 Cash and cash equivalents                $ 3,000,521    3,644,685
 Royalty receivables, net of reserves
   of $103,674 in 2006 and $78,674 in 2005     65,000       40,000
 Prepaid expenses and other current assets     60,860      138,408
          Total current assets              3,126,381    3,823,093

Fixed assets, net                             102,651      111,507
Deposits                                       22,605       22,605

                Total assets              $ 3,251,637    3,957,205

          Liabilities and Shareholders' Equity

Current liabilities:
 Accounts payable                         $   120,345      132,584
 Deferred revenue                               5,000        5,000
 Accrued expenses and other                   133,671      173,367

       Total current liabilities              259,016      310,951

Commitments (note 9)

Shareholders' equity:
 Common stock, par value $0.0001 per share;
 authorized 100,000,000 shares, issued and
 outstanding 14,507,507 and 13,812,559 shares
 for 2006 and 2005                              1,451        1,381
 Additional paid-in capital                65,227,701   62,577,771
 Accumulated deficit                      (62,236,531) (58,932,898)

      Total shareholders' equity            2,992,621    3,646,254


Total liabilities and shareholders' equity $3,251,637    3,957,205

See accompanying notes to consolidated financial statements.




                     RESEARCH FRONTIERS INCORPORATED

                  Consolidated Statements of Operations

               Years ended December 31, 2006, 2005 and 2004


                                    2006      2005       2004

Fee income                   $  162,639    138,742    201,321

Operating expenses            2,383,856  2,624,379  2,633,534
Research and development      1,170,503  1,391,657  1,682,624
Charge for reduction in value
 of investment in SPD Inc.           --         --    165,501
                              3,554,359  4,016,036  4,481,659

   Operating loss            (3,391,720)(3,877,294)(4,280,338)

Net investment income            88,087    129,762     17,597

      Net loss             $ (3,303,633)(3,747,532)(4,262,741)

Basic and diluted net loss
   per common share        $      (0.24)     (0.27)     (0.33)

Weighted average number of
common shares outstanding    14,028,509 13,692,011 12,792,091

See accompanying notes to consolidated financial statements.

                                RESEARCH FRONTIERS INCORPORATED
                               Statements of Shareholders' Equity
                        Years ended December 31, 2006, 2005 and 2004

                                      Additional             Accumulated
                        Common Stock     Paid    Accumulated Comprehensive
                        Shares Amount in Capital   Deficit   Income(Loss) Total

Balance,Dec.31,2003 12,683,413 $1,268 56,395,409 (50,922,625) (4,625)5,469,427
Issuance of
  common stock         127,417     13  1,162,589          --      -- 1,162,602
Comprehensive loss:
Net loss                    --     --         --  (4,262,741)     --(4,262,741)
Unrealized loss on available-
 for-sale securities        --     --         --          --   4,625     4,625
   Total Comprehensive Loss                                         (4,258,116)
Issuance of stock,
 options and warrants
 for services performed  1,729     --     18,390          --      --    18,390
Balance,Dec.31,2004 12,812,559 $1,281 57,576,388 (55,185,366)     -- 2,392,303
Issuance of
  common stock       1,000,000    100  4,999,900          --      -- 5,000,000
Net loss                    --     --         --  (3,747,532)     --(3,747,532)
Issuance of options
 for services performed     --     --      1,483          --      --     1,483
Balance,Dec.31,2005 13,812,559  1,381 62,577,771 (58,932,898)     -- 3,646,254
Issuance of
 common stock          694,948     70  2,649,930          --      -- 2,650,000
Net loss                    --     --         --  (3,303,633)     --(3,303,633)
Balance,Dec.31,2006 14,507,507  1,451 65,227,701 (62,236,531)     -- 2,992,621

See accompanying notes to consolidated financial statements.


                           RESEARCH FRONTIERS INCORPORATED
                        Consolidated Statements of Cash Flows
                 Years ended December 31, 2006, 2005 and 2004

                                             2006       2005       2004
Cash flows from operating activities:
 Net loss                             $(3,303,633)(3,747,532)(4,262,741)
 Adjustments to reconcile net loss
  to net cash used in operating activities:
   Depreciation and amortization           37,662     46,140     82,736
Provision for uncollectible
 royalty receivables                       25,000     (3,848)    32,522
 Charge for reduction in value
  of investment in SPD Inc.                    --         --    165,501
 Expense relating to cashless
   exercise of stock options                   --         --     15,707
 Expense relating to issuance of stock,
  options and warrants for services performed  --      1,483      2,683
 Impairment loss on marketable securities      --         --     12,500
 Changes in assets and liabilities:
  Royalty receivables                     (50,000)    18,392     72,825
  Prepaid expenses and other current assets77,548    (78,051)    21,670
  Deferred revenue                             --     (5,000)   (13,683)
  Accounts payable and accrued expenses   (51,935)  (152,419)   261,210

  Net cash used in operating activities(3,265,358)(3,920,835)(3,609,070)

Cash flows from investing activities:
 Purchases of fixed assets               (28,806)    (36,543)   (67,962)
 Proceeds from liquidation of SPD Inc.        --          --     44,203

   Net cash used in investing activities (28,806)    (36,543)   (23,759)

Cash flows from financing activities:
 Proceeds from issuances of
   common stock and warrants           2,650,000   5,000,000  1,162,602

Net cash provided by
   financing activities                2,650,000   5,000,000  1,162,602

Net  increase (decrease) in cash
  and cash equivalents                  (644,164)  1,042,622 (2,470,227)
Cash and cash equivalents at
  beginning of year                    3,644,685   2,602,063  5,072,290
Cash and cash equivalents at
  end of year                         $3,000,521   3,644,685  2,602,063

See accompanying notes to consolidated financial statements.

                 RESEARCH FRONTIERS INCORPORATED
           Notes to Consolidated Financial Statements
                December 31, 2006, 2005 and 2004

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

(2) Summary of Significant Accounting Policies

   (a)  Cash and Cash Equivalents

The Company considers securities purchased with original maturities of three months or less to be cash equivalents. Cash equivalents consist of short-term investments in money market accounts at December 31, 2006 and 2005.

   (b)  Royalties Receivable

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

   (d)  Fee Income

Fee income represents amounts earned by the Company under various license and other agreements (note 8) relating to technology developed by the Company. During fiscal 2006, four licensees of the Company accounted for 34%, 31%, 12% and 12%, respectively of fee income recognized during the year. During fiscal 2005, four licensees of the Company accounted for 36%, 14%, 13% and 11%, respectively of fee income recognized during the year. During fiscal 2004, four licensees of the Company accounted for 25%, 19%, 13% and 12%, respectively of fee income recognized during the year.

   (e)  Basic and Diluted Loss Per Common Share

Basic earnings (loss) per share excludes any dilution. It is based upon the weighted average number of common shares outstanding during the period. Dilutive earnings (loss) per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company's dilutive earnings (loss) per share equals basic earnings (loss) per share for each of the years in the three-year period ended December 31, 2006 because all common stock equivalents (i.e., options and warrants) were antidilutive in those periods. The number of options and warrants that were not included because their effect is antidilutive was 2,785,093, 3,075,593, and 2,628,400, for 2006, 2005, and 2004, respectively.

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

   (k)   Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for stock-based employee compensation under the intrinsic value method as outlined in the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations while disclosing pro-forma net income and net income per share as if the fair value method had been applied in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Under the intrinsic value method, no compensation expense was recognized if the exercise price of the Company's employee stock options equaled or exceeded the market price of the underlying stock on the date of grant. Since the Company had issued all stock option grants with exercise prices equal to, or greater than, the market value of the common stock on the date of grant, through December 31, 2005 no compensation cost was recognized in the consolidated statements of the operations.

Effective January 1, 2006, the Company adopted SFAS No. 123(R), "Share-based Payment." SFAS No. 123(R) replaces SFAS No. 123 and supersedes APB Opinion No. 25, SFAS 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such costs be measured at the fair value of the award. This statement was adopted using the modified prospective method, which requires the Company to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based payment awards, expense is also recognized to reflect the remaining vesting period of awards that had been included in pro-forma disclosures in prior periods. Since all options outstanding as of December 31, 2005 were fully vested, and no new options were granted during 2006, there was no compensation expense recognized for those options in the consolidated statement of operations for 2006. In February 2007, the Company granted fully vested options to purchase 96,000 shares of common stock, resulting in an estimated non-cash compensation charge during the first quarter of 2007 of $690,950. SFAS 123(R) also requires that tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows. For the year ended December 31, 2006, this new treatment resulted in no change in cash flows from financing activities or cash flows from operating activities. Because there were no options granted during 2006, there was no impact on net loss for the year regardless of whether the Company had consistently measured the compensation cost of the Company's stock option grants under the fair value method adopted in fiscal 2006. The Company expects that the adoption of SFAS No. 123(R) could have a material effect on the Company's consolidated financial statements, depending upon the number and terms of stock options issued by the Company in the future. The adoption of SFAS No. 123(R) had no impact on previously granted options, since all options granted prior to January 1, 2006 are fully vested.

The exercise price for stock options granted are generally set at the average for the high and low trading prices of the Company's common stock on the trading date immediately prior to the date of grant, and the related number of shares granted are fixed at the date of grant. Prior to January 1, 2006, under the principles of APB Opinion No. 25, the Company did not recognize compensation expense associated with the grant of stock options. SFAS No. 123 requires the use of option valuation models to determine the fair value of options granted after 1995. Pro forma information regarding net loss and net loss per share shown below was determined as if the Company had accounted for its employee stock options and shares sold under its stock purchase plan under the fair value method set forth in SFAS No. 123.

In order to determine the fair value of stock options on the date of grant, the Company uses the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected stock-price volatility, option term, risk-free interest rate and dividend yield. While the risk-free interest rate and dividend yield are less subjective assumptions that are based on factual data derived from public sources, the expected stock-price volatility and option term assumptions require a greater level of judgment.

The per share weighted average fair value of stock options granted during 2005 and 2004, was approximately $2.22, and $4.37, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions
(no options were granted in 2006):

                Expected    Risk-Free Expected Stock Expected Life
Grant Date  Dividend Yield Interest Rate Volatility   in Years

December 2005       0%        4.251%    68.910%        5.00
July 2005           0%        3.788%    70.800%        5.00
January 2004        0 %       3.225%    79.580%        4.53
December 2004       0 %       3.521%    70.650%        4.53

The following table illustrates the effect on net loss and earnings per share as if the fair value method had been applied:


                                             2005          2004

Net loss, as reported                 $(3,747,532)  $(4,262,741)

Add: Stock-based employee compensation
     expense included in reported net loss  1,483        18,390

Deduct: Total stock-based employee
        compensation determined under fair-
        value based method for all awards(955,584)     (693,943)


                    Pro forma         $(4,701,633) $ (4,938,294)


Basic and diluted net loss
 per common share  As reported           $  (0.27)      $ (0.33)

                   Pro forma             $  (0.34)      $ (0.38)


   (l)  Accumulated Other Comprehensive Income (loss)

The change in accumulated other comprehensive income (loss) was a reclassification adjustment of $4,625 for the year-ended
December 31, 2004 reflecting the write off of an equity investment for an other than temporary impairment.

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

(4)     Fixed Assets

Fixed assets and their estimated useful lives, are as follows:

                                    2006       2005  Estimated useful life
Equipment and furniture      $ 1,206,492  1,181,824  5 years
Leasehold improvements           335,827    331,689  Life of lease or estimated
                               1,542,319  1,513,513  Life if shorter
Less accumulated
 depreciation and amortization 1,439,668  1,402,006
                             $   102,651    111,507

(5)   Accrued Expenses and Other

Accrued expenses consist of the following at December 31, 2006 and 2005:


                                         2006    2005
Payroll, bonuses and related benefits $64,505  83,253
Professional services                  21,522  47,777
Deferred rent                          24,946  19,006
Other                                  22,698  23,331
                                     $133,671 173,367

(6)     Income Taxes

There was no income tax expense in 2006, 2005 and 2004 due to losses incurred by the Company.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2006 and 2005 are presented below.

                                        2006       2005
Deferred tax assets:
 Depreciation                       $ 78,000   $ 93,000
 Capital loss carryforward           312,000     66,000
 Allowance for bad debts              42,000     32,000
 Net operating loss carryforwards 19,233,000 18,307,000
 Research and other credits          939,000    979,000
 Other temporary differences          15,000     15,000
  Total gross deferred tax assets 20,619,000 19,492,000
 Less valuation allowance         20,619,000 19,492,000
                                 $       -- $        --

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

At December 31, 2006, the Company had a net operating loss carryforward for federal income tax purposes of $48,100,000, varying amounts of which will expire in each year from 2007 through 2026. Research and other credit carryforwards of $939,000 are available to the Company to reduce income taxes payable in future years principally through 2026. Net operating loss carryforwards of $1,397,000 and research and other credit carryforwards of $69,000 are scheduled to expire during fiscal 2007, if not utilized.

(7)     Shareholders' Equity

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

During 2006, the Company received $2,650,000 of net cash proceeds from the issuance of two accredited investors of 694,948 shares of common stock.

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

In 1998, the shareholders approved a stock option plan (1998 Stock Option Plan) which provides for the granting of both incentive stock options at the fair market value at the date of grant and nonqualified stock options at or below the fair market value at the date of grant to employees or non-employees who, in the determination of the Board of Directors, have made or may make significant contributions to the Company in the future. The
Company may also award stock appreciation rights or restricted stock under this plan. The Company initially reserved 540,000 shares of its common stock for issuance under this plan. In 1999, the Company's shareholders approved an additional 545,000 shares for issuance under this Plan, and in each of 2000 and 2002, the Company's shareholders approved an additional 600,000 shares for issuance under this Plan. As of December 31, 2006, awards for 816,779 shares of common stock were available for issuance under this Plan.

At the discretion of the Board of Directors, options expire in ten years or less from the date of grant and are generally fully exercisable upon grant but in some cases may be subject to vesting in the future. Full payment of the exercise price may be made in cash or in shares of common stock valued at the fair market value thereof on the date of exercise, or by agreeing with the Company to cancel a portion of the exercised options. When an employee exercises a stock option through the surrender of options held, rather than of cash for the option exercise price, compensation expense is recorded in accordance with APB Opinion No. 25. Accordingly, compensation expense is recorded for the difference between the quoted market value of the Company's common stock at the date of exchange and the exercise price of the option. During 2004, the Company recorded non-cash expenses of $15,707 related to the cashless exercises of options.

Activity in stock options is summarized below:

                                                  Weighted
                                                  Average
                                Number   Weighted Remaining
                                Of Shares Average Contractual Aggregate
                                Subject  Exercise Term    Intrinsic
                                to Option  Price (Years)    Value
Balance at December 31, 2003     2,434,775 $ 12.22
 Granted                           148,750 $  7.34
 Cancelled                        (134,325)$  9.16
 Exercised                         (40,000)$  7.97
Balance at December 31, 2004     2,409,200 $ 12.16
 Granted                           430,193 $  7.42
 Cancelled                        (148,400)$ 11.27
Balance at December 31, 2005     2,690,993 $ 11.45
 Granted                                --      --
 Cancelled                        (254,900)$  8.80
Balance at December 31, 2006     2,436,093 $ 11.73    4.4    $   --
Exercisable at December 31, 2006 2,431,093 $ 11.72    4.4    $   --

Options covering 5,000 shares are not vested at December 31, 2006. The total intrinsic value of options exercised during the year ended December 31, 2004 was $41,000. No options were exercised during the years ended December 31, 2006 and 2005.

During 2005 and 2004, the Company issued options to a consultant to purchase 500 and 750 shares of common stock at an exercise price of $5.60 and $6.175 per share, respectively. The Company recorded $1,483 and $2,683, of non-cash expense in connection with the issuance of these options.

  (ii)    Warrants

  Activity in warrants is summarized below, excluding the effect of the warrants discussed in note 7(c)):

                               Number of Shares           Exercise
                            Underlying Warrants Granted   Price
Balance at December 31, 2003      252,200                5.88-13.50
 Exercised                         (5,500)                     5.88
 Terminated                       (27,500)                5.88-9.35
 Issued                                --                        --
Balance at December 31, 2004      219,200                5.88-13.50
 Exercised                             --                        --
 Terminated                       (34,600)               7.31-13.50
 Issued                           200,000                      7.50
Balance at December 31, 2005      384,600                 5.88-9.63
 Exercised                             --                        --
 Terminated                       (35,600)                     7.73
 Issued                                --                        --
Balance at December 31, 2006      349,000              $  6.00-8.98

Warrants generally expire from five to ten years from the date of issuance. At December 31, 2006, the number of warrants exercisable was 344,000 at a weighted average exercise price of $7.63 per share.

        (c)  Class A and Class B Warrants

In connection with a financing in 1998, the Company issued Ailouros Ltd. a Class A Warrant (which was exercised in full as of February 2004), as well as a Class B Warrant which expires on September 30, 2008. The Class B Warrant is exercisable into
65,500 shares at an exercise price of $8.25 per share which represents 120% of average of the closing bid and ask price of the Company's common stock on the date of the Class B Warrant's issuance. The Class B Warrant has not been exercised to date. Ailouros paid the Company $10,000 upon issuance of the Class A Warrant and the Class B Warrant.

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

 (9)         Commitments

The Company has an employment agreement with one of its officers which provides for an annual base salary of $393,091 through December 31, 2007.

The Company has a defined contribution profit sharing (401K) plan covering employees who have completed one year of service.
Contributions are made at the discretion of the Company.  The
Company did not make any contributions to this plan for 2006, 2005 or 2004.

The Company occupies premises under an operating lease agreement which expires on January 31, 2014. At December 31,
2006, the approximate minimum annual future rental commitment under this lease for the next five years are as follows:

2007:      $162,000
2008:      $164,000
2009:      $167,000
2010:      $169,000
2011:      $171,000
Thereafter:$365,000

Rent expense, including other occupancy related expenses, amounted to approximately $169,000, $175,000, and $168,000, for 2006, 2005, and 2004, respectively.

 (10)   Rights Plan

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

            (11) Selected Quarterly Financial Data (Unaudited)
                                         Quarter
2006                          First   Second    Third   Fourth
Fee income                  $26,250  $63,889  $36,250  $36,250
Operating loss             (941,312)(856,973)(780,592)(812,843)
Net loss                   (918,106)(831,699)(764,912)(788,916)
Basic and diluted net
 loss per common share (1)     (.07)    (.06)    (.05)    (.06)

2005                          First   Second    Third   Fourth
Fee income                  $41,250  $36,992  $26,750  $33,750
Operating loss             (962,734)(999,180)(951,098)(964,282)
Net loss                   (940,498)(962,104)(914,867)(930,063)
Basic and diluted net
 loss per common share (1)     (.07)    (.07)    (.07)    (.07)

(1) Since per share information is computed independently for each quarter and the full year, based on the respective average number of common shares outstanding, the sum of the quarterly per share amounts does not necessarily equal the per share amounts for the year.

(12)    Subsequent Event

In February 2007, the Company raised $6,650,000 in net proceeds in connection with the registered sale to accredited investors of 682,102 shares of its common stock. In connection with this offering, a bonus equal to $133,000 was paid to management of the Company, and a fee of $10,500 was paid to a third party, and the Company will record these expenses in the first quarter of 2007.


                            SCHEDULE II




                  RESEARCH FRONTIERS INCORPORATED

                 VALUATION AND QUALIFYING ACCOUNTS


           Years ended December 31, 2006, 2005, and 2004



                           Balance at Charged to           Balance
                           beginning  costs and            at end
Description                of period  expenses  Deductions of period

Allowance for uncollectible
 royalty receivables:

December 31, 2006          $  78,764 $  25,000   $     0   $ 103,674

December 31, 2005          $  82,522 $  40,795   $44,643*  $  78,674

December 31, 2004          $  50,000 $  32,522   $     0   $  82,522



*Previously reserved receivables written off to the reserve.