Form 10-Q
period 2007-03-31
RESEARCH FRONTIERS INC
filed 2007-05-09
CIK 793524

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-Q

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                                 OF
                 THE SECURITIES EXCHANGE ACT OF 1934

   For Quarter Ended March 31, 2007    Commission File No.  1-9399

                   RESEARCH FRONTIERS INCORPORATED
         (Exact name of registrant as specified in charter)


                   Delaware                         11-2103466
(State of incorporation or organization)         (IRS Employer
                                              Identification No.)

240 Crossways Park Drive, Woodbury, N.Y.                11797
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

Large accelerated filer []Accelerated filer[ ]Non-accelerated filer
[X]

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Act).Yes [  ]      No [X]

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 9, 2007, there were outstanding 15,348,601 shares of Common Stock, par value $0.0001 per share.

                      RESEARCH FRONTIERS INCORPORATED

                        Consolidated Balance Sheets

                                          March 31,2007
                    Assets                (Unaudited) December 31,2006

Current assets:
 Cash and cash equivalents                  $9,241,179       3,000,521
 Royalty receivables, net of
  reserves of $103,674 in both years            80,000          65,000
 Prepaid expenses and other current assets      48,403          60,860
        Total current assets                 9,369,582       3,126,381

Fixed assets, net                              102,176         102,651
Deposits                                        22,605          22,605

        Total assets                        $9,494,363       3,251,637

     Liabilities and Shareholders' Equity

Current liabilities:
 Accounts payable                           $  204,278         120,345
 Deferred revenue                               34,375           5,000
 Accrued expenses and other                    202,739         133,671

 Total liabilities                             441,392         259,016

Commitments and Contingencies

Shareholders' equity:
 Capital stock, par value $0.0001 per share;
  authorized 100,000,000 shares, issued and
  outstanding 15,348,601 and 14,507,507
  shares, respectively                           1,532           1,451
 Additional paid-in capital                 73,217,118      65,227,701
 Accumulated deficit                       (64,165,679)    (62,236,531)

 Total shareholders' equity                  9,052,971       2,992,621

 Total liabilities and shareholders' equity $9,494,363       3,251,637

See accompanying notes to consolidated financial statements.


                     RESEARCH FRONTIERS INCORPORATED

                  Consolidated Statements of Operations

                               (Unaudited)






                                                 Three months ended
                                             March 31,2007 March 31,2006

Fee income                                   $    29,792    26,250

Operating expenses                             1,423,462    636,662

Research and development                         592,312    330,900

                                               2,015,774    967,562

   Operating loss                             (1,985,982)  (941,312)

Net investment income                             56,834     23,206

       Net loss                   $           (1,929,148)  (918,106)

Basic and diluted net loss per common share $       (.13)      (.07)

Weighted average number of
common shares outstanding                     14,899,021 13,812,559


See accompanying notes to consolidated financial statements.


                    RESEARCH FRONTIERS INCORPORATED

                 Consolidated Statements of Cash Flows

                              (Unaudited)


Three months ended
                                                March 31,2007 March 31, 2006

Cash flows from operating activities:
 Net loss                                         $( 1,929,148)  ( 918,106)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization                         7,988       8,157
   Stock based compensation                            690,950          --
   Changes in assets and liabilities:
    Royalty receivables                                (15,000)    (11,250)
    Prepaid expenses and other current assets           12,457      67,083
    Deferred revenue                                    29,375          --
    Accounts payable and accrued expenses              153,001     (73,765)

      Net cash used in operating activities         (1,050,377)   (927,881)

Cash flows from investing activities:
  Purchase of fixed assets                              (7,513)       (885)

      Net cash used in investing activities            ( 7,513)      ( 885)

Cash flows from financing activities:
  Proceeds from issuances of
   common stock and warrants                         7,298,548          --

      Net cash provided by financing activities      7,298,548          --

Net increase (decrease) in cash and cash equivalents 6,240,658    (928,766)

Cash and cash equivalents at beginning of year       3,000,521   3,644,685

Cash and cash equivalents at end of period         $ 9,241,179   2,715,919


See accompanying notes to consolidated financial statements.

                RESEARCH FRONTIERS INCORPORATED
           Notes to Consolidated Financial Statements
                         March 31, 2007
                          (Unaudited)
Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K (Form 10-K) relating to Research Frontiers Incorporated (the Company) for the fiscal year ended December
31, 2006.

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

During the quarter ended March 31, 2007, the Company granted fully vested options to purchase 96,000 shares of its common stock to employees, directors, and an outside consultant. The Company utilized the Black-Scholes option valuation method to value these options, and the assumptions used in such valuation were as follows: Volatility: 73.61%; Risk-free Interest Rate: 4.729%; Expected Option Life: 5 years; Stock Price on Date of Grant:
$11.375 resulting in a per option value of $7.1974. This resulted in the Company recording a non-cash charge to operations of $690,950 during the first quarter of 2007. No options were granted during the first quarter of 2006.

Shareholders' Equity

Issuance of Common Stock

For the three months ended March 31, 2007, the Company received $6,640,000 (net of expenses) in proceeds from the sale of 682,102 shares of its common stock. In addition, the Company received $658,548 in proceeds from the exercise of 94,200 options and warrants. In addition, 34,972 shares were issued through the cashless exercise of certain options under which the number of shares issuable upon exercise of such option was reduced by 66,308 shares in payment of the exercise price of options to purchase 101,000 shares.

Treasury Stock

The Company did not repurchase any of its stock during the three months ended March 31, 2007 or 2006.

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

Results of Operations for the
Three Month Periods Ended March 31, 2007 and 2006

The Company's fee income from licensing activities for the first quarter of 2007 was $29,792, as compared to $26,250 for the first quarter of 2006. This difference in fee income was primarily the result of the timing and amount of minimum annual royalties paid, and the date of receipt of such payment on certain license agreements, by end-product licensees. Certain license fees, which are paid to the Company in advance of the accounting period in which they are earned resulting in the recognition of deferred revenue for the current accounting period, will be recognized as fee income in future periods. Also, licensees may offset some or all of their royalty payments on sales of licensed products for a given period by applying these advance payments towards such earned royalty payments. Because the Company's license agreements typically provide for the payment of royalties by a licensee on product sales within 45 days after the end of the quarter in which a sale of a licensed product occurs (with some of the Company's more recent license agreements providing for payments on a monthly basis), and because of the time period which typically will elapse between a customer order and the sale of the licensed product and installation in a home, office building, automobile, aircraft, boat, or any other product, there could be a delay between when economic activity between a licensee and its customer occurs and when the Company gets paid its royalty resulting from such activity.

Operating expenses increased by $786,800 for the first quarter of 2007 to $1,423,462 from $636,662 for the first quarter of 2006.
This increase was principally the result of increased non-cash charges to operating expenses ($450,000) resulting from the expensing of options granted during the first quarter of 2007, higher payroll ($161,000), patent ($119,000), marketing ($51,000), insurance ($41,000) expenses and professional fees ($20,000), partially offset by lower consulting fees (decreased by approximately $31,000).

Research and development expenditures increased by $261,412 to $592,312 for the first quarter of 2007 from $330,900 for the first quarter of 2006. This increase was principally the result of increased non-cash charges to research and development expenses ($241,000) resulting from the expensing of options granted during the first quarter of 2007 to the Company's scientific personnel, higher payroll expenses ($26,000), offset by lower expenses for equipment rental (lower by approximately $17,000) and materials (lower by approximately $12,000).

Investment income for the first quarter of 2007 was $56,834 as compared to income from its investing activities of $23,206 for the first quarter of 2006. This difference was primarily due to higher cash balances available to invest.

As a consequence of the factors discussed above, the Company's net loss was $1,929,148 ($0.13 per common share) for the first quarter of 2007 as compared to $918,106 ($0.07 per common share) for the first quarter of 2006. The difference is primarily due to non-cash accounting charges of $690,950 ($0.05 per common share) resulting from the issuance of stock options during the first quarter of 2007.

Financial Condition, Liquidity and Capital Resources

During the first three months of 2007, the Company's cash and cash equivalent balance increased by $6,240,658 principally as a result of proceeds from the sale of common stock and the exercise of options and warrants ($7,298,548), partially offset by cash used to fund the Company's operating activities of $1,050,377. At
March 31, 2007, the Company had working capital of $8,928,190 and its shareholders' equity was $9,052,971.

The Company occupies premises under an operating lease agreement which expires on January 31, 2014 and requires minimum annual rent which rises over the term of the lease to approximately $138,269.

In February 2007, the Company received $6,640,000 (net of expenses) in proceeds from the sale of 682,102 shares of its common stock. In addition, the Company received $658,548 in proceeds from the exercise of 94,200 options and warrants.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

The information required by Item 3 has been disclosed in Item 7A of the Company's Annual Report on Form 10-K for the year ended
December 31, 2006. There has been no material change in the disclosure regarding market risk.

Item 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the
Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's periodic SEC filings. There were no changes in the Company's internal control over financial reporting during the quarterly period ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II.  OTHER INFORMATION

Item 5.  Other Information

On May 9, 2007, the Company began participating in the funding of the ongoing development of automotive controllers by SPD Control Systems Corp., a licensee of the Company. This development work is to produce the electronic controllers to operate SPD-Smart automotive windows and glass roof systems for one or more of the top five automotive makers in the world. The Company's investment in this project is reflected in the form of a senior secured convertible promissory note (the "Note") of SPD Control Systems Corp. held by Research Frontiers' wholly-owned subsidiary, SPD Enterprises Inc. The Note bears interest at 10% per annum, is secured by all of the assets (including intellectual property) of SPD Control Systems, and is convertible at the option of SPD Enterprises into common stock of SPD
Control Systems at an initial conversion price of $0.50 per share. This conversion price is adjustable downward to result in the issuance to SPD Enterprises of additional shares of SPD Control Systems common stock under certain conditions. The Note provides for an investment of up to $150,000 by SPD Enterprises based upon the achievement of certain development milestones by SPD Control Systems, including meeting the known specifications of at least one automobile manufacturer whose identity has been specifically identified to Research Frontiers Incorporated.

Item 6.    Exhibits

31.1 Rule 13a-14(a)/15d-14(a) Certification of Robert L. Saxe-Filed herewith.
31.2 Rule 13a-14(a)/15d-14(a) Certification of Joseph M. Harary-Filed herewith. 32.1Section 1350 Certification of Robert L. Saxe-Filed herewith.
32.2Section 1350 Certification of Joseph M. Harary-Filed herewith.

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

Date: May 9, 2007