Form 10-Q
period 2007-06-30
RESEARCH FRONTIERS INC
filed 2007-08-10
CIK 793524

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

   For Quarter Ended June 30, 2007    Commission File No.  1-9399

                   RESEARCH FRONTIERS INCORPORATED
         (Exact name of registrant as specified in charter)


                   Delaware                         11-2103466
(State of incorporation or organization)         (IRS Employer
                                              Identification No.)

   240 Crossways Park Drive, Woodbury, N.Y.            11797
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

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 10, 2007, there were outstanding 15,428,434 shares of Common Stock, par value $0.0001 per share.

                      RESEARCH FRONTIERS INCORPORATED

                        Consolidated Balance Sheets

                                                   June 30,2007
Assets                                              (Unaudited) December 31,2006

Current assets:
 Cash  and cash equivalents                         $8,537,558        3,000,521
 Royalty receivables, net of reserves of
   $103,674 in both years                              117,417           65,000
 Prepaid expenses and other current assets              42,603           60,860
              Total current assets                   8,697,578        3,126,381

Fixed assets, net                                      102,179          102,651
Note receivable from SPD Control Systems                37,500               --
Deposits and other assets                               23,139           22,605

              Total assets                          $8,860,396        3,251,637

     Liabilities and Shareholders' Equity

Current liabilities:
 Accounts payable                                   $  104,498          120,345
 Deferred revenue                                       24,583            5,000
 Accrued expenses and other                            146,674          133,671

             Total liabilities                         275,755          259,016

Commitments and Contingencies

Shareholders' equity:
 Capital stock, par value $0.0001 per share;authorised
  100,000,000 shares, issued and outstanding 15,376,303
  and 14,507,507 shares, respectively                    1,538            1,451
 Additional paid-in capital                         73,483,753       65,227,701
 Accumulated deficit                               (64,900,650)     (62,236,531)

             Total shareholders' equity              8,584,641        2,992,621

  Total liabilities and shareholders' equity      $  8,860,396        3,251,637

See accompanying notes to consolidated financial statements.




                     RESEARCH FRONTIERS INCORPORATED

                  Consolidated Statements of Operations

                               (Unaudited)

                                 Six months ended        Three months ended
                            June 30,2007 June 30,2006  June 30,2007 June 30,2006

Fee income                  $    87,001       90,139   $    57,209       63,889

Operating expenses            2,003,712    1,294,866       580,250      658,204

Research and development        898,332      593,558       306,020      262,658

                              2,902,044    1,888,424       886,270      920,862

     Operating loss          (2,815,043)  (1,798,285)     (829,061)    (856,973)

Net investment income           150,924       48,480        94,090       25,274

Net loss                   $ (2,664,119)  (1,749,805)  $  (734,971)    (831,699)

Basic and diluted net loss
   per common share        $       (.18)        (.13)  $      (.05)        (.06)

Weighted average number of
common shares outstanding    15,126,725   13,812,559    15,351,928   13,812,559

See accompanying notes to consolidated financial statements.



                    RESEARCH FRONTIERS INCORPORATED

                 Consolidated Statements of Cash Flows

                              (Unaudited)


                                                        Six months ended
                                                  June 30,2007    June 30, 2006

Cash flows from operating activities:
 Net loss                                          $(2,664,119)    (1,749,805)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization                        16,448         17,378
   Stock based compensation                            690,950             --
   Changes in assets and liabilities:
    Royalty receivable                                 (52,417)       (37,500)
    Prepaid expenses and other assets                   17,723         79,898
    Deferred revenue                                    19,583         20,000
    Accounts payable and accrued expenses               (2,844)       (39,604)

        Net cash used in operating activities       (1,974,676)    (1,709,633)

Cash flows from investing activities:
 Purchase of fixed assets                              (15,976)       (23,335)
 Note receivable from SPD Control Systems              (37,500)            --

        Net cash used in investing activities          (53,476)       (23,335)

Cash flows from financing activities:
 Proceeds from issuances of common stock and warrants 7,565,189            --

        Net cash provided by financing activities     7,565,189            --

Net increase (decrease) in cash and cash equivalents  5,537,037    (1,732,968)

Cash and cash equivalents at beginning of year        3,000,521     3,644,685

Cash and cash equivalents at end of period          $ 8,537,558     1,911,717


See accompanying notes to consolidated financial statements.




                RESEARCH FRONTIERS INCORPORATED
           Notes to Consolidated Financial Statements
                         June 30, 2007
                          (Unaudited)

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Rule 10-01 of Regulation S-
X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K (Form 10-K) relating to Research Frontiers Incorporated (the Company) for the fiscal year ended December 31, 2006.

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

Note Receivable

On May 9, 2007, the Company began participating in the funding of the ongoing development of automotive controllers by SPD Control Systems Corp., a licensee of the Company. This development work is to produce the electronic controllers to operate SPD-Smart automotive windows and glass roof systems for one or more of the top five automotive makers in the world. The Company's investment in this project is reflected in the form of a senior secured convertible promissory note (the "Note") of SPD Control Systems Corp. held by Research Frontiers' wholly-owned subsidiary, SPD Enterprises Inc.
The Note bears interest at 10% per annum, is secured by all of the assets (including intellectual property) of SPD Control Systems, and is convertible at the option of SPD Enterprises into common stock of SPD Control Systems at an initial conversion price of $0.50 per share. This conversion price is adjustable downward to result in the issuance to SPD Enterprises of additional shares of SPD Control Systems common stock under certain conditions. The Note provides for an investment of up to $150,000 by SPD Enterprises based upon the achievement of certain development milestones by SPD Control
Systems, including meeting the known specifications of at least one automobile manufacturer whose identity has been specifically identified to Research Frontiers Incorporated. As of June 30, 2007, the principal amount outstanding under this Note was $37,500.

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

During the quarter ended March 31, 2007, the Company granted fully vested options to purchase 96,000 shares of its common stock to employees, directors, and an outside consultant. The Company utilized the Black-Scholes option valuation method to value these options, and the assumptions used in such valuation were as follows: Volatility:
73.61%; Risk-free Interest Rate: 4.729%; Expected Option Life: 5 years; Stock Price on Date of Grant: $11.375 resulting in a per option value of $7.1974. This resulted in the Company recording a non-cash charge to operations of $690,950 during the first six months of 2007. No options were granted during the first six months of 2006.

Shareholders' Equity

Issuance of Common Stock

During the first quarter of 2007, the Company received $6,640,000 (net of expenses) in proceeds from the sale of 682,102 shares of its common stock. In addition, during the first six months of 2007, the Company received $925,165 in proceeds from the exercise of 132,200 options and warrants. In addition, 54,494 shares were issued through the cashless exercise of certain options and warrants under which the number of shares issuable upon exercise of such options and warrants was reduced by 87,606 shares in payment of the exercise price of options and warrants to purchase 142,100 shares, plus the receipt of $24 in cash for fractional shares.

Treasury Stock

The Company did not repurchase any of its stock during the six months ended June 30, 2007 or 2006.

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

Results of Operations for the Six Month Periods Ended June 30, 2007 and 2006

The Company's fee income from licensing activities for the first six months of 2007 was $87,001 as compared to $90,139 for the first six months of 2006. This difference in fee income was primarily the result of the timing and amount of minimum annual royalties paid, and the date of receipt of such payment on certain license agreements, by end-product licensees, and the Company entering into a new agreement with Hitachi Chemical regarding payments made by Hitachi Chemical to the Company for guaranteed access to future improvements in the Company's technology. Certain license fees, which are paid to the Company in advance of the accounting period in which they are earned resulting in the recognition of deferred revenue for the current accounting period, will be recognized as fee income in future periods. Also, licensees may offset some or all of their royalty payments on sales of licensed products for a given period by applying these advance payments towards such earned royalty payments. Because the Company's license agreements typically provide for the payment of royalties by a licensee on product sales within 45 days after the end of the quarter in which a sale of a licensed product occurs (with some of the Company's more recent license agreements providing for payments on a monthly basis), and because of the time period which typically will elapse between a customer order and the sale of the licensed product and installation in a home, office building, automobile, aircraft, boat, or any other product, there could be a delay between when economic activity between a licensee and its customer occurs and when the Company gets paid its royalty resulting from such activity.

Operating expenses increased by $708,846 for the first six months of 2007 to $2,003,712 from $1,294,866 for the first six months of 2006.
This increase was principally the result of increased non-cash charges to operating expenses ($450,000) resulting from the expensing of options granted during the first quarter of 2007, higher payroll
($168,000), patent ($24,000), marketing ($71,000), insurance
($43,000) expenses, partially offset by lower consulting fees
(decreased by approximately $32,000) and lower professional fees ($18,000).

Research and development expenditures increased by $304,774 to $898,332 for the first six months of 2007 from $593,558 for the first six months of 2006. This increase was principally the result of increased non-cash charges to research and development expenses ($241,000) resulting from the expensing of options granted during the first quarter of 2007 to the Company's scientific personnel, higher payroll ($37,000) and insurance ($40,000) expenses, offset by lower expenses for equipment rental (lower by approximately $15,000) and materials (lower by approximately $9,000).

The Company's net investment income for the first six months of 2007 was $150,924, as compared to net investment income of $48,480 for the first six months of 2006. This difference was primarily due to higher cash balances available to invest.

As a consequence of the factors discussed above, the Company's net loss was $2,664,119 ($0.18 per common share) for the first six months of 2007 as compared to $1,749,805 ($0.13 per common share) for the first six months of 2006. The difference is primarily due to non-cash accounting charges of $690,950 ($0.05 per common share) resulting from the issuance of stock options during the first quarter of 2007.

Results of Operations for the Three Month Periods Ended June 30, 2007 and 2006

The Company's fee income from licensing activities for the second quarter of 2007 was $57,209, as compared to $63,889 for the second quarter of 2006. This difference in fee income was primarily the result of the timing and amount of minimum annual royalties paid, and the date of receipt of such payment on certain license agreements, by end-product licensees, and the Company entering into a new agreement with Hitachi Chemical regarding payments made by Hitachi Chemical to the Company for guaranteed access to future improvements in the Company's technology. Certain license fees, which are paid to the Company in advance of the accounting period in which they are earned resulting in the recognition of deferred revenue for the current accounting period, will be recognized as fee income in future periods. Also, licensees may offset some or all of their royalty payments on sales of licensed products for a given period by applying these advance payments towards such earned royalty payments. Because the Company's license agreements typically provide for the payment of royalties by a licensee on product sales within 45 days after the end of the quarter in which a sale of a licensed product occurs (with some of the Company's more recent license agreements providing for payments on a monthly basis), and because of the time period which typically will elapse between a customer order and the sale of the licensed product and installation in a home, office building, automobile, aircraft, boat, or any other product, there could be a delay between when economic activity between a licensee and its customer occurs and when the Company gets paid its royalty resulting from such activity.

Operating expenses decreased by $77,954 for the second quarter of 2007 to $580,250 from $658,204 for the second quarter of 2006. This decrease was principally the result of lower patent expenses ($95,000) and professional fees ($38,000), partially offset by higher marketing ($20,000), insurance ($22,000), and payroll ($8,000)expenses.

Research and development expenditures increased by $43,362 to $306,020 for the second quarter of 2007 from $262,658 for the second quarter of 2006. This increase was principally the result of higher payroll expenses ($11,000) and higher insurance costs ($21,000).

The Company's net investment income for the second quarter of 2007 was $94,090, as compared to net investment income of $25,274 for the second quarter of 2006. This difference was primarily due to higher cash balances available to invest.

As a consequence of the factors discussed above, the Company's net loss was $734,971 ($0.05 per common share) for the second quarter of 2007 as compared to $831,699 ($0.06 per common share) for the second quarter of 2006.

Financial Condition, Liquidity and Capital Resources

During the first six months of 2007, the Company's cash and cash equivalent balance increased by $5,537,037 principally as a result of proceeds from the sale of common stock and the exercise of options and warrants ($7,565,189), partially offset by cash used to fund the Company's operating activities of $1,974,676. At June 30, 2007, the Company had working capital of $8,421,823 and its shareholders' equity was $8,584,641.

The Company occupies premises under an operating lease agreement which expires on January 31, 2014 and requires minimum annual rent which rises over the term of the lease to approximately $138,269.

In February 2007, the Company received $6,640,000 (net of expenses) in proceeds from the sale of 682,102 shares of its common stock. In addition, during the first six months of 2007, the Company received $925,189 in proceeds from the exercise of options and warrants.

The Company expects to use its cash to fund its research and development of SPD light valves and for other working capital purposes. The Company's working capital and capital requirements depend upon numerous factors, including the results of research and development activities, competitive and technological developments, the timing and cost of patent filings, the development of new licensees and changes in the Company's relationships with its existing licensees. The degree of dependence of the Company's working capital requirements on each of the foregoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements; the addition of new licensees may provide additional working capital or working capital requirements, and changes in relationships with existing licensees would have a favorable or negative impact depending upon the nature of such changes. Based upon existing levels of cash expenditures, existing cash reserves and budgeted revenues, the Company believes that it would not require additional funding until the first quarter of 2010. There can be no assurance that expenditures will not exceed the anticipated amounts or that additional financing, if required, will be available when needed or, if available, that its terms will be favorable or acceptable to the Company. Eventual success of the Company and generation of positive cash flow will be dependent upon the extent of commercialization of products using the Company's technology by the Company's licensees and payments of continuing royalties on account thereof.

New Accounting Standards

In July 2006, FASB issued FAS Interpretation No. 48, "Accounting
for Uncertainty in Income Taxes   an interpretation of FAS No. 109"
("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FAS
No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on future changes, classification, interest and penalties, accounting in interim periods, disclosures and transition.We adopted
FIN 48 as of January 1, 2007. Under FIN 48, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in tax returns that do not meet these recognition and measurement standards. The adoption did not have a material effect on the Company's financial statements and we do not expect the change to have a significant impact on our results of operations or financial position during the next twelve months. As permitted by FIN 48, we also adopted an accounting policy to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in our income tax provision. Previously, our policy was to classify interest and penalties as an operating expense in arriving at pre-tax income. At June 30, 2007, we do not have accrued interest and penalties related to any unrecognized tax benefits. We do not believe we have taken any uncertain tax positions for the period January 1, 2007 through June 30, 2007.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The information required by Item 3 has been disclosed in Item 7A of the Company's Annual Report on Form 10-K for the year ended
December 31, 2006. There has been no material change in the disclosure regarding market risk.

Item 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form
10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's periodic SEC filings. There were no changes in the Company's internal control over financial reporting during the quarterly period ended June
30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security-Holders

The Annual Meeting of Stockholders of Research Frontiers
Incorporated was held on June 14, 2007. Listed below is a summary of how the 14,447,093 shares voted at the Annual Meeting on the various proposals voted upon and adopted at the Annual Meeting. For the election of Victor F. Keen as a Class II member of the Company's Board of Directors, 14,023,505 shares were voted in favor of election, and 423,588 votes were withheld. For the election of Albert P. Malvino, Ph.D., as a Class II member of the Company's Board of Directors, 14,084,012 shares were voted in favor of election, and 363,081 votes were withheld. For the ratification of the appointment of BDO Seidman, LLP as Independent Registered Public Accountants for the 2007 fiscal year, 13,818,459 shares were voted in favor of appointment, 78,714 shares were voted against, and 549,920 shares abstained from voting. The shareholder proposal regarding the composition of the Company's Board of Directors was defeated with 1,679,156 shares voting for the proposal, 4,419,682 shares voting against the proposal, and 7,873,141 shares not voting on the proposal.

Item 6.    Exhibits

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

Date: August 10, 2007