Form 10-Q
period 2007-09-30
RESEARCH FRONTIERS INC
filed 2007-11-13
CIK 793524

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-Q

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                                 OF
                 THE SECURITIES EXCHANGE ACT OF 1934

    For Quarter Ended September 30, 2007    Commission File No.
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

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
As of November 9, 2007, there were outstanding 15,440,434 shares of Common Stock, par value $0.0001 per share.

                      RESEARCH FRONTIERS INCORPORATED

                        Consolidated Balance Sheets

                                                 September 30,2007
             Assets                                 (Unaudited) December 31,2006

Current assets:
 Cash  and cash equivalents                         $  8,071,461   3,000,521
 Royalty receivables, net of reserves of
  $103,674 in both years                                 175,766      65,000
 Prepaid expenses and other current assets                74,782      60,860
                    Total current assets               8,322,009   3,126,381

Fixed assets, net                                        101,129     102,651
Note receivable from SPD Control Systems                  37,500          --
Deposits and other assets                                 24,085      22,605

                    Total assets                    $  8,484,723   3,251,637

     Liabilities and Shareholders' Equity

Current liabilities:
 Accounts payable                                   $    184,893     120,345
 Deferred revenue                                         14,792       5,000
 Accrued expenses and other                              152,329     133,671

                    Total liabilities                    352,014     259,016

Commitments and Contingencies

Shareholders' equity:
 Capital stock, par value $0.0001 per share;
  authorized 100,000,000 shares, issued and out-
  standing 15,432,434 and 14,507,507 shares, respectively  1,543       1,451
 Additional paid-in capital                           75,502,097  65,227,701
 Accumulated deficit                                 (67,370,931)(62,236,531)

                    Total shareholders' equity         8,132,709   2,992,621

      Total liabilities and shareholders' equity     $ 8,484,723   3,251,637

See accompanying notes to consolidated financial statements.


                     RESEARCH FRONTIERS INCORPORATED

                  Consolidated Statements of Operations

                               (Unaudited)

                                 Nine months ended        Three months ended
                         Sept. 30,2007 Sept. 30,2006 Sept. 30,2007 Sept. 30,2006

Fee income               $    237,810       126,389  $    150,809        36,250

Operating expenses          3,843,219     1,815,160     1,839,507       520,294

Research and development    1,775,473       890,106       877,141       296,548

                            5,618,692     2,705,266     2,716,648       816,842

       Operating loss      (5,380,882)   (2,578,877)   (2,565,839)     (780,592)

Net investment income         246,482        64,160        95,558        15,680

         Net loss        $ (5,134,400)   (2,514,717) $ (2,470,281)     (764,912)

Basic and diluted net loss
  per common share           $   (.34)         (.18) $       (.16)         (.05)

Weighted average number of
common shares outstanding  15,224,611    13,874,320    15,417,190    13,995,828


See accompanying notes to consolidated financial statements.


                    RESEARCH FRONTIERS INCORPORATED

                 Consolidated Statements of Cash Flows

                              (Unaudited)


                                                            Nine months ended
                                                   Sept. 30,2007 Sept. 30, 2006

Cash flows from operating activities:
 Net loss                                          $( 5,134,400)    (2,514,717)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
 Depreciation and amortization                           25,301         26,251
 Stock based compensation                             2,471,128             --
 Changes in assets and liabilities:
  Royalty receivable                                   (110,766)       (63,750)
  Prepaid expenses and other current assets             (15,402)        77,105
  Deferred revenue                                        9,792         10,000
  Accounts payable and accrued expenses                  83,206       (138,470)

      Net cash used in operating activities          (2,671,141)    (2,603,581)

Cash flows from investing activities:
 Purchase of fixed assets                               (23,779)       (25,887)
 Note receivable from SPD Control Systems               (37,500)            --

      Net cash used in investing activities             (61,279)       (25,887)

Cash flows from financing activities:
 Proceeds from issuances of common stock              7,803,360      1,950,000

      Net cash provided by financing activities       7,803,360      1,950,000

Net increase (decrease) in
 cash and cash equivalents                            5,070,940       (679,468)

Cash and cash equivalents
at beginning of year                                  3,000,521      3,644,685

Cash and cash equivalents at end of period          $ 8,071,461      2,965,217


See accompanying notes to consolidated financial statements.



                RESEARCH FRONTIERS INCORPORATED
           Notes to Consolidated Financial Statements
                       September 30, 2007
                          (Unaudited)

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K (Form 10-K) relating to
Research Frontiers Incorporated (the Company) for the fiscal year ended December 31, 2006.

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

Note Receivable

On May 9, 2007, the Company began participating in the funding of the ongoing development of automotive controllers by SPD Control Systems Corp., a licensee of the Company. This development work is to produce the electronic controllers to operate SPD-Smart automotive windows and glass roof systems for one or more of the top five automotive makers in the world. The Company's investment in this project is reflected in the form of a senior secured convertible promissory note (the "Note") of SPD Control Systems Corp. held by Research Frontiers' wholly-owned subsidiary, SPD Enterprises Inc. The Note bears interest at 10% per annum, is secured by all of the assets (including intellectual property) of SPD Control Systems, and is convertible at the option of SPD Enterprises into common stock of SPD
Control Systems at an initial conversion price of $0.50 per share. This conversion price is adjustable downward to result in the issuance to SPD Enterprises of additional shares of SPD Control Systems common stock under certain conditions. The Note provides for an investment of up to $150,000 by SPD Enterprises based upon the achievement of certain development milestones by SPD Control Systems, including meeting the known specifications of at least one automobile manufacturer whose identity has been specifically identified to Research Frontiers Incorporated. As of September 30, 2007, the principal amount outstanding under this Note was $37,500.

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

During the quarter ended March 31, 2007, the Company granted fully vested options to purchase 96,000 shares of its common stock to employees, directors, and an outside consultant. The Company utilized the Black-Scholes option valuation method to value these options, and the assumptions used in such valuation were as follows: Expected Option Life: 5 years; Volatility: 73.61%; Risk-free Interest Rate: 4.729%; Stock Price on Date of Grant: $11.375 resulting in a per option value of $7.1974. During the quarter ended September 30, 2007, the Company granted options, most of which were fully vested at grant, to purchase 278,881 shares of its common stock to employees, directors, and outside consultants.
The Company utilized the Black-Scholes option valuation method to value these options, and the assumptions used in such valuation were as follows: Expected Option Life: 3 years in the case of options issued to directors of the company and 5 years in the case of all other options; Volatility: 60.318% in the case of options with a 3 year expected option life and 62.033% in the case of options with a 5 year expected option life; Risk-free Interest Rate: 4.851
% in the case of options with a 3 year expected option life and 4.661% in the case of options with a 5 year expected option life; Stock Price on Date of Grant: $14.93 resulting in a per option value of between $6.56 and $8.42 per share. This resulted in the Company recording a non-cash charge to operations of $2,471,128 during the first nine months of 2007. No options were granted during the first nine months of 2006.

Shareholders' Equity

Issuance of Common Stock

During the first quarter of 2007, the Company received $6,640,000
(net of expenses) in proceeds from the sale of 682,102 shares of its common stock. In addition, during the first nine months of 2007, the Company received $1,163,335 in proceeds from the exercise of 156,900 options and warrants. In addition, 85,925 shares were issued through the cashless exercise of certain options and warrants under which the number of shares issuable upon exercise of such options and warrants was reduced by 126,175 shares in payment of the exercise price of options and warrants to purchase 212,100 shares, plus the receipt of $25 in cash for fractional shares.

Treasury Stock

The Company did not repurchase any of its stock during the nine months ended September 30, 2007 or 2006.

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

Results of Operations for the Nine Month
Periods Ended September 30, 2007 and 2006

The Company's fee income from licensing activities for the first nine months of 2007 was $237,810 as compared to $126,389 for the first nine months of 2006. This difference in fee income was primarily the result of the timing and amount of minimum annual royalties paid, and the date of receipt of such payment on certain license agreements, by end-product licensees, and the Company entering into a new agreement with Hitachi Chemical regarding payments made by Hitachi Chemical to the Company for guaranteed access to future improvements in the Company's technology, and an amendment to an existing license agreement with American Glass Products ("AGP"), which, among other things, increased the percentage royalty due from AGP from 5% to 15%. Certain license fees, which are paid to the Company in advance of the accounting period in which they are earned resulting in the recognition of deferred revenue for the current accounting period, will be recognized as fee income in future periods. Also, licensees may offset some or all of their royalty payments on sales of licensed products for a given period by applying these advance payments towards such earned royalty payments. Because the Company's license agreements typically provide for the payment of royalties by a licensee on product sales within 45 days after the end of the quarter in which a sale of a licensed product occurs (with some of the Company's more recent license agreements providing for payments on a monthly basis), and because of the time period which typically will elapse between a customer order and the sale of the licensed product and installation in a home, office building, automobile, aircraft, boat, or any other product, there could be a delay between when economic activity between a licensee and its customer occurs and when the Company gets paid its royalty resulting from such activity.

Operating expenses increased by $2,028,059 for the first nine months of 2007 to $3,843,219 from $1,815,160 for the first nine months of 2006. This increase was principally the result of increased non-cash charges to operating expenses ($1,682,000) resulting from the expensing of options granted during the first and third quarters of 2007, higher payroll ($141,000), patent ($70,000), marketing ($99,000), insurance ($50,000) expenses, partially offset by lower consulting fees (decreased by approximately
$22,000) and lower professional fees ($27,000).

Research and development expenditures increased by $885,367 to $1,775,473 for the first nine months of 2007 from $890,106 for the first nine months of 2006. This increase was principally the result of increased non-cash charges to research and development expenses ($789,000) resulting from the expensing of options granted during the first and third quarters of 2007 to the Company's scientific personnel, higher payroll ($32,000) and insurance ($35,000) expenses and materials ($33,000).

The Company's net investment income for the first nine months of 2007 was $246,482, as compared to net investment income of $64,160 for the first nine months of 2006. This difference was primarily due to higher cash balances available to invest.

As a consequence of the factors discussed above, the Company's net loss was $5,134,400 ($0.34 per common share) for the first nine months of 2007 as compared to $2,514,717 ($0.18 per common share) for the first nine months of 2006. The difference is primarily due to non-cash accounting charges of $2,471,128 ($0.16 per common share) resulting from the issuance of stock options during the first and third quarters of 2007.

Results of Operations for the Three Month Periods
Ended September 30, 2007 and 2006

The Company's fee income from licensing activities for the third quarter of 2007 was $150,809, as compared to $36,250 for the third quarter of 2006. This difference in fee income was primarily the result of the timing and amount of minimum annual royalties paid, and the date of receipt of such payment on certain license agreements, by end-product licensees, and the Company entering into a new agreement with Hitachi Chemical regarding payments made by Hitachi Chemical to the Company for guaranteed access to future improvements in the Company's technology, and an amendment to an existing license agreement with American Glass Products, which, among other things, increased the percentage royalty due from AGP from 5% to 15%. Certain license fees, which are paid to the Company in advance of the accounting period in which they are earned resulting in the recognition of deferred revenue for the current accounting period, will be recognized as fee income in future periods. Also, licensees may offset some or all of their royalty payments on sales of licensed products for a given period by applying these advance payments towards such earned royalty payments. Because the Company's license agreements typically provide for the payment of royalties by a licensee on product sales within 45 days after the end of the quarter in which a sale of a licensed product occurs (with some of the Company's more recent license agreements providing for payments on a monthly basis), and because of the time period which typically will elapse between a customer order and the sale of the licensed product and installation in a home, office building, automobile, aircraft, boat, or any other product, there could be a delay between when economic activity between a licensee and its customer occurs and when the Company gets paid its royalty resulting from such activity.

Operating expenses increased by $1,319,213 for the third quarter of 2007 to $1,839,507 from $520,294 for the third quarter of 2006. This increase was principally the result of increased non-cash charges to operating expenses ($1,232,000) resulting from the expensing of options granted during the third quarter of 2007, higher patent ($46,000), marketing ($28,000), insurance ($68,000) expenses, partially offset by lower payroll costs (decreased by approximately $28,000).

Research and development expenditures increased by $580,593 to $877,141 for the third quarter of 2007 from $296,548 for the third quarter of 2006. This increase was principally the result of increased non-cash charges to research and development expenses ($548,000) resulting from the expensing of options granted during the third quarter of 2007 to the Company's scientific personnel, as well as higher materials costs ($41,000).

The Company's net investment income for the third quarter of 2007 was $95,558, as compared to net investment income of $15,680 for the third quarter of 2006. This difference was primarily due to higher cash balances available to invest.

As a consequence of the factors discussed above, the Company's net loss was $2,470,281 ($0.16 per common share) for the third quarter of 2007 as compared to $764,912 ($0.05 per common share) for the third quarter of 2006. The difference is primarily due to non-cash accounting charges of $1,780,177 ($0.12 per common share) resulting from the issuance of stock options during the third quarter of 2007.

Financial Condition, Liquidity and Capital Resources

During the first nine months of 2007, the Company's cash and cash equivalent balance increased by $5,070,940 principally as a result of proceeds from the sale of common stock and the exercise of options and warrants ($7,803,360), partially offset by cash used to fund the Company's operating activities of $2,671,141. At
September 30, 2007, the Company had working capital of $7,969,995 and its shareholders' equity was $8,132,709.

The Company occupies premises under an operating lease agreement which expires on January 31, 2014 and requires minimum annual rent which rises over the term of the lease to approximately $138,269.

In February 2007, the Company received $6,640,000 (net of expenses) in proceeds from the sale of 682,102 shares of its common stock. In addition, during the first nine months of 2007, the Company received $1,163,360 in proceeds from the exercise of options and warrants.

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

New Accounting Standards

In July 2006, FASB issued FAS Interpretation No. 48,
"Accounting for Uncertainty in Income Taxes   an interpretation
of FAS No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FAS No. 109, "Accounting for Income Taxes."
FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on future changes, classification, interest and penalties, accounting in interim periods, disclosures and transition.We adopted FIN 48 as of January 1, 2007. Under FIN 48, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement.
Unrecognized tax benefits are tax benefits claimed in tax returns that do not meet these recognition and measurement standards. The adoption did not have a material effect on the Company's financial statements and we do not expect the change to have a significant impact on our results of operations or financial position during the next twelve months. As permitted by FIN 48, we also adopted an accounting policy to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in our income tax provision. Previously, our policy was to classify interest and penalties as an operating expense in arriving at pre-tax income. At September 30, 2007, we do not have accrued interest and penalties related to any unrecognized tax benefits. We do not believe we have taken any uncertain tax positions for the period January 1, 2007 through September 30, 2007.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The information required by Item 3 has been disclosed in Item 7A of the Company's Annual Report on Form 10-K for the year ended
December 31, 2006. There has been no material change in the disclosure regarding market risk.

Item 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the
Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's periodic SEC filings. There were no changes in the Company's internal control over financial reporting during the quarterly period ended September
30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date: November 9, 2007