Form 10-K
period 2007-12-31
RESEARCH FRONTIERS INC
filed 2008-03-13
CIK 793524

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of
                  THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007    Commission File Number 1-9399

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [   ]   Accelerated filer          [ X ]
Non-accelerated filer   [   ]   Smaller reporting company  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [  ]   No [X]

As of March 13, 2008 there were 15,440,434 shares of Research Frontiers Incorporated common stock outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates was $207,737,452 computed in accordance with the rules of the SEC by reference to the closing price of the Company's common stock as of June 29, 2007 which was $14.11. In making this computation, all shares known to be owned by directors and executive officers of the Company and all shares known to be owned by other persons holding in excess of 5% of the Company's common stock have been deemed held by "affiliates" of the Company. Nothing herein shall prejudice the right of the Company or any such person to deny that any such director, executive officer, or stockholder is an "affiliate."


                                 PART I

ITEM 1.                      BUSINESS

General

     Research Frontiers Incorporated ("Research Frontiers" or the "Company") develops and licenses its patented suspended particle device ("SPD-Smart") light-control technology to other companies that manufacture and market either the SPD-Smart chemical emulsion, light-control film made from the chemical emulsion, lamination services, electronics to power end-products incorporating the film, or the end-products themselves such as "smart" windows, skylights and sunroofs. Research Frontiers currently has 35 companies that, in the aggregate, are licensed to serve four major SPD-Smart application areas (aerospace, architectural, automotive and marine products) in every country of the world.

     Research Frontiers was incorporated in New York in 1965 to continue early work that Dr. Edwin Land, founder of Polaroid Corporation, and others had done in the area of light-control beginning in the 1930s. Research Frontiers was reincorporated in Delaware in 1989. Since 1965, Research Frontiers has actively worked to develop and license its own SPD technology, which it protects using patents, trade secrets and know-how. Although patent and trade secret protection is not a guarantee of commercial success, Research Frontiers currently has over 500 patents and pending patent applications throughout the world protecting its technology, positioning it as a leader of advanced light, glare and heat control for windows and other glazing products.

     SPD-Smart products use microscopic light-absorbing particles that are typically suspended in a film. These particles align when an electrical voltage is applied, thus permitting light to pass through the film. Adjustment of the voltage to the SPD film gives users the ability to instantly, precisely and consistently regulate the amount of light, glare and heat passing through the window, skylight, sunroof, window shade or other SPD-Smart end-product.

     SPD technology is an "enabling" or "transforming" technology that may have wide commercial applicability in many types of products and industries where variable light transmission is desired, such as:

- "smart" windows, skylights, partitions, doors, and sunshades for the architectural, aircraft, marine, automotive and appliance industries;

- variable light transmission sunglasses, goggles, visors and other eyewear;

- self-dimmable automotive sunroofs, sunvisors and rear-view mirrors; and

- flat panel information displays for use in billboards, scoreboards, point-of-purchase advertising displays, traffic signs, computers, telephones, PDAs and other electronic instruments.

     Research Frontiers considers the SPD industry to be in the initial phase of growth and sales of SPD-Smart products for aircraft windows, smart windows and skylights for homes and offices, sunroofs and side-and rear-windows for cars, boats, busses and other transportation vehicles. Some of these early sales and uses have been commercial installations and some have involved concept and test installations by licensees and their customers (see "Trends and Recent Developments" below). Some of our licensees consider the stage of development, product introduction strategies and timetables, and other plans to be proprietary or secret, and as such cannot be disclosed by Research Frontiers until such licensees, or their customers, make their own public announcements or product launches.

     In addition to the near-term product applications listed above, prototypes of flat panel displays, eyewear, and self-dimming automotive rear-view mirrors have been developed. These prototypes demonstrate the feasibility and operation of the products they relate to, but in some cases may need additional product design, engineering or testing before commercial products can be introduced.

     Recent progress with regard to market development and commercialization activity has been the result of focused and active efforts by Research Frontiers and its key production and end-product licensees who have invested in product development and improvements, production facilities, increased production capacity, durability and performance testing and marketing programs. Licensees supplying chemical emulsion or film to end-product licensees now are increasing production capacity to prepare for potentially large and developing markets for SPD-Smart products. Research Frontiers believes that with the normal progression of product and manufacturing improvements, and as licensees become more experienced at the lamination, fabrication and installation of SPD-Smart products for various applications, the adoption rates for SPD-Smart products will grow and accelerate, resulting in higher earned royalty income for the Company.

     As part of their marketing and branding programs, many of our licensees have developed their own trademarks for SPD-Smart emulsion, film, and end-products and these are listed in their respective press releases, product brochures, advertising and other promotional materials. Research Frontiers uses the following trademarks: SPD-Smart , SPD-SmartGlass , VaryFast , SPD-
CleanTech , SPD Clean Technology , SmartGlass , The View of the Future - Everywhere you Look , Powered by SPD ,
Powered by SPD-CleanTech , Powered by SPD Clean
Technology , SPD Green and Clean , and Visit
SmartGlass.com - to change your view of the world .

     In each of the last three fiscal years the Company has devoted substantially all of its time to the development of one class of products, namely SPD-Smart light-control technology, and therefore revenue analysis by class is not provided herein.

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

Trends and Recent Developments

     There are favorable trends in each of the major near-term markets for SPD-Smart products. Generally speaking, there is a growing trend towards using more glass in architectural and automotive applications. SPD-Smart technology, especially when used in conjunction with other available technology, provides effective shading, glare control and heat management solutions for these usually large-sized glass areas. There are also strong driving trends toward use of cleaner, more energy efficient materials, as well as a desire to capitalize on the growing evidence of both physiological and psychological benefits of natural daylight. SPD light- control technology can also play an important role in the more efficient use of natural daylighting as part of energy reduction strategies to offset energy used by artificial lighting.

     In the automotive industry, global trends include the introduction of panoramic roof systems and larger sunroofs for transportation vehicles, and a higher percentage of vehicles having sunroofs. In addition, automobile manufacturers are beginning to introduce "cielo" glass systems where the windshield of the vehicle joins with the glass in the roof of the vehicle to form one continuous piece of curved glass. The SPD component of these cielo systems can start with the blue band on the top of the windshield (the rest of the windshield would not use any kind of dark tint since regulations require that the main part of the windshield not have less than 70% light transmission) and extend back to encompass the entire glass roof system. Certain automakers have recently begun to incorporate SPD-Smart glass in concept vehicles, with some of these concept vehicles being exhibited at major auto shows, and are developing SPD-Smart glass for higher volume production vehicles as well.

     For architectural applications, a number of market forces are having an upward influence on demand for SPD-Smart glass. As noted above, there is a greater use of glass in residential and commercial building applications. Also significant is the heightened attention to energy efficiency in both commercial and residential buildings. With energy costs rising and buildings in the United States and Europe now accounting for an estimated 39-40% of energy use, many architects and building owners are striving for sustainable, "green" buildings with lower energy consumption, reduced environmental impact, a lower carbon footprint, and improved occupant health and well being. In addition, designers are using more glass in their architectural projects and introducing advanced daylighting systems in buildings that lower electrical lighting usage and reduce heating and cooling loads. Because of this, the ability to control light, glare and heat in these building applications is very important and advanced solutions often are needed. As a result, architects and developers have begun to specify SPD-Smart glass in their projects, and both the number and size of these projects are increasing.

     In the aerospace industry, several of the world's largest jet manufacturers have announced their interest to include electronic smart window shades in their aircraft. These electronic window shades may use SPD technology, or may use other technologies such as electrochromic technology or electro-mechanical window shades. For use in aircraft, SPD windows are usually made of plastic instead of glass to achieve weight savings and to avoid breakage risks. The Company believes its SPD technology offers important performance advantages over these other technologies such as weight savings, faster and more uniform response time, and demonstrated ability to pass severe FAA durability and safety tests.

     To satisfy various objectives, many yacht manufacturers currently employ less than ideal glazing solutions. For example, some have reported having to use as many as five different types of glass in a typical yacht. SPD-Smart window technology can reduce the number of different types of glass used in these yachts because of its increased functionality and superior performance and versatility.

     The Company has seen an increase both in terms of the number of licensees, as well as the size and prominence within their respective industries, of the organizations becoming licensees. Products using SPD-Smart technology continue to be exhibited at trade shows, conferences, and industry events, with such products not only being exhibited by our licensees but also by their customers and by original equipment manufacturers. While there can be no assurance that these trends will continue, to the extent that they do continue, each should have a beneficial effect on future fee income for the Company.

     In April 2004, SPD Inc., which at that time was the sole manufacturer of SPD-Smart light control film and a subsidiary of Hankuk Glass Industries, a former licensee of the Company, announced that it was ceasing its business activities. As a result, sales of SPD-Smart products by licensees of the Company during most of 2004, 2005 and 2006 were curtailed as these licensees filled certain customer orders out of limited existing inventory of SPD-Smart light control film made by SPD Inc. while awaiting production of the next-generation, emulsion-based SPD-Smart light control film with its improved performance characteristics.

     After this hiatus in SPD film availability, several significant events began in 2007.

     On February 1, 2007, Hitachi Chemical Company jointly announced with Innovative Glass Corp. that Hitachi Chemical was shipping rolls of wide-width SPD-Smart film from its high-capacity coating lines in Ibaraki, Japan. This film involves next-generation SPD light-control film which has better optical properties, lower haze levels, and a wider range of light transmission than the film previously produced by SPD Inc. The new emulsion-based film uses extraordinarily low amounts of power to operate, further adding to its appeal. This next-generation film is expected to help penetrate markets for SPD-Smart light-control technology.

     Research Frontiers licensee InspecTech Aero Service Inc. reported that it received FAA certification for, and has installed SPD-Smart windows on, various aircraft. Initially, these installations involved aftermarket upgrades by select customers to existing aircraft. On February 9, 2007, Raytheon Aircraft
Company (now known as the Hawker Beechcraft Corporation) announced that it is offering SPD-Smart electronic window shades manufactured by InspecTech Aero Service on Raytheon's
Beechcraft  King Air aircraft. A Supplemental Type Certificate
(STC) was issued by the FAA in January 2007 to InspecTech for all models of King Air aircraft, and additional aircraft manufacturers and their airline customers are currently evaluating SPD-Smart window shades for their aircraft. InspecTech reports having engineered SPD-Smart windows for other aircraft in response to their work with various aircraft manufacturers.

     On October 1, 2007, Isoclima S.p.A. launched its marketing program for its CromaLite brand of SPD-Smart glass. Isoclima featured CromaLite at Vitrum 2007 from October 3-6 in Milan,
Italy and at the 47th International Boat Show in Genoa, Italy from October 6-14. Vitrum 2007 is the international trade fair for machinery, equipment and systems for the processing of flat and hollow glass. The International Boat Show is one of the world's leading marine shows.

     At the 40th Tokyo Motor Show 2007, Hino Motors, Ltd., a subsidiary of Toyota Motor Corporation, featured a new concept motorcoach with side windows using Research Frontiers' patented SPD-Smart light-control technology. The S'elega Premium motorcoach, with its variable tint SPD-Smart windows, was unveiled at the show on October 25, 2007 at a press briefing by senior executives of Hino Motors. Members of the media experienced the benefits of smart windows while sitting in the top-of-the-line S'elega Premium luxury tour bus on display. The
S'elega Premium, which has five large SPD-Smart side window panels with over 11 square meters of glass (more than 120 square feet), is featured in a promotional video from Hino, and was on display at the Tokyo Auto Show from October 24, 2007 through November 11, 2007.

     Research Frontiers and its licensees are currently working with multiple automotive manufacturers to introduce SPD-Smart windows, sunroofs and roof systems on both concept and production vehicles.

     On October 30, 2007, Research Frontiers licensee American Glass Products (AGP) introduced its new SPD-Smart products at the SEMA show in Las Vegas. These new SPD-Smart products, introduced initially for the automotive aftermarket and offered under the brand name AGP Vario Plus-Sky, use Research
Frontiers' patented SPD-Smart technology that enables users to instantly, precisely and consistently control the amount of light, glare and heat passing through glass or plastic. At the SEMA show, AGP announced that its Vario Plus side- and rear-windows were available for 22 vehicle models in the United States market, with an additional 4 models under development. For the smart sunroof application, AGP announced that its Vario Plus products are under development for over 50 vehicle models in the US market. Additionally, AGP indicated that its Vario Plus windows and sunroofs are also under development for many more vehicle models worldwide, and that AGP can custom manufacture these products for virtually any vehicle. At the SEMA show in October, AGP also announced the launch of a global marketing campaign for its Vario Plus products.

     In addition to supporting the efforts of its licensees, Research Frontiers also recognizes the need to develop the SPD industry as a whole. As such, the Company continues to plan and execute complementary programs that build awareness and interest in smart glass generally and demand for SPD-Smart technology specifically. These programs include presentations at various general industry conferences, participation in panel presentations and discussions hosted by academia, development of trade association educational materials, and presentations to architects, designers, and other influential specifiers.

     The Company also has emerged as the world's leading resource for market research information on the subject of smart glass. Summary results of several first-of-their-kind research studies have been shared with industry, posted to the Company's website for global dissemination and reference, and used as the basis for media coverage and bylined articles. Examples of the aforementioned activities over the past year include: (1) manuscript entitled "2007 Study of United States LEED
Accredited Professionals on the Subject of Smart Glass" and related company-developed market research information presented at the 2007 Society of Vacuum Coaters Smart Materials
Symposium (Louisville, KY; May 2007); (2) lead-off speaker and presentation entitled "The Use of SPD-Smart Light-Control
Film Technology in Automotive Smart Windows and Roof
Systems" at the International Plastics in Automotive Glazings Conference (Frankfurt, Germany; June 2007); (3) industry panelist and presentation entitled "The Smart Glass Industry: Advanced Light-Control for Global Mass Markets" at the Penn State University Workshop on Electromagnetic Metamaterials
(University Park, PA; September 2007).

     Research Frontiers is also currently scheduled to be involved with the following events during the first half of 2008: (1) manuscript and presentation entitled "2008 Study of Architecture Professionals on the Subject of Smart Glass, Daylighting and
Clean Technology" at the 2008 Society of Vacuum Coaters Symposium on Cleantech Energy Conversion and Storage (Chicago, IL; April 2008); and
(2) manuscript and presentation entitled "Cleantech Daylighting Using Smart Glass: A Survey of LEED Accredited Professionals" at the 2008 CTSI Clean Technology and Sustainable Industries Conference and Trade Show (Boston, MA; June 2008).

Licensees of Research Frontiers

     Currently, the Company's 35 licensees are primarily categorized into four main areas: materials for making films (emulsions); film; lamination of film to glass or plastic, and end-products. Emulsion makers produce and combine the necessary materials (i.e. SPD particles and various liquids and special polymers) from which SPD-Smart films are made. The film makers coat a thin layer of emulsion between two sheets of plastic film, each of which has a transparent conductive coating. This emulsion is then partly solidified to form an SPD film that allows users to control the amount of light, glare and heat passing through this film. The end-product licensees then integrate this film into a variety of SPD-Smart products, or make electronic systems to control such SPD-Smart products. Some of these end-product licensees do their own lamination of the SPD light-control film to glass or plastic, and some outsource this lamination to other companies.

     The following table summarizes Research Frontiers' existing license agreements and lists the year into which these agreements were entered:

Licensee                 Products Covered                              Territory


American Glass Products  Architectural and automotive windows (2002)   Worldwide
                                                                  (except Korea)


Asahi Glass Company    SPD-Smart automotive windows and sunroofs(2006) Worldwide

AGC Automotive Americas  Sunroof glass for other licensees (2001)      Worldwide
(f/k/a AP Technoglass Co.)

AGC Flat Glass Europe SA Architectural windows (2007)                  Worldwide
(f/k/a Glaverbel SA)

Avery Dennison Corp.     SPD displays (2001)                           Worldwide

BOS GmbH                 Variable light transmission SPD sunshades     Worldwide
                         and sunvisors.  (2002)

BRG Group, Ltd.          Architectural and automotive windows (2002)   Worldwide
                                                                  (except Korea)

Craftsman Fabricated     SPD film lamination for other licensees(2007) Worldwide
  Glass

Cricursa Cristales Curvados Architectural and automotive windows(2002) Worldwide
                                                                  (except Korea)

Custom Glass Corporation  Windows and sunroofs for mass                Worldwide
                          transit trains/busses; SPD film         (except Korea)
                          lamination for other licensees (2003)

Dainippon Ink and        SPD emulsions (1999) and films (2006)         Worldwide
Chemicals Incorporated   for other licensees

E.I. DuPont de Nemours   Architectural and automotive windows;SPD      Worldwide
                         emulsions and films for other licensees (2004)

Film Technologies        SPD film for other licensees and              Worldwide
  International          prospective licensees (2001)

GKN Aerospace Transpar-  Armored vehicle windows (2008)                Worldwide
 ency Systems Inc.

Global Mirror GmbH       Rear-view mirrors and sunvisors (1999)        Worldwide


Hotel Technologies LLC   Licensed to sell SPD-Smart architectural      Worldwide
                         window systems to the hotel industry (2004)


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

Pilkington plc           SPD film lamination for other licensee (2004) Worldwide

Polaroid Corporation      SPD emulsions and films for other            Worldwide
                          licensees (2000)

Prelco Inc.               Architectural windows,train and bus         US,Canada,
                          windows (2004)                              and Mexico

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

SPD Technologies, Inc.    Architectural windows (2002)                 Worldwide
(f/k/a Razor's Edge                                               (except Korea)
Technologies, Inc.)

SPD Systems, Inc.    Architectural, appliance and marine windows (2002)Worldwide
                                                                  (except Korea)

ThermoView Industries, Inc.   Architectural windows (2000)             Worldwide
                                                                  (except Korea)

Traco, Inc.              Architectural windows (2003)                  Worldwide
                                                                  (except Korea)


     Licensees of Research Frontiers who incorporate SPD technology into end-products will pay Research Frontiers a royalty of 5-15% of net sales of licensed products under license agreements currently in effect, and may also be required to pay Research Frontiers fees and minimum annual royalties. Licensees who sell components (such as SPD emulsion, or film) or lamination services to other licensees of Research Frontiers do not pay a royalty on such sale or service, and Research Frontiers will collect a royalty from the licensee incorporating these components into their own SPD-Smart end-products. Research Frontiers' license agreements typically allow the licensee to terminate the license after some period of time, and give Research Frontiers only limited rights to terminate before the license expires. The licenses granted by the Company are non-exclusive and generally last as long as our patents remain in effect. Due to their bankruptcy filings or other termination of their general business activities or for other reasons, the Company does not believe that Polaroid, Kerros, ThermoView, BRG, SPD Technologies and Film
Technologies International are pursuing business activities with respect to SPD technology. Also former emulsion and film licensee Air Products and Chemicals did not renew their license agreement with the Company for 2008 for reasons unrelated to SPD technology. Some of the Company's other licensees are currently inactive with respect to SPD technology, but may hereafter become active again. To date, the Company has not generated sufficient revenue from its licensees to profitably fund its operations.

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

     The Company plans to continue to exploit its SPD-Smart light-control technology by entering into additional license and other agreements with end-product manufacturers such as manufacturers of flat glass, flat panel displays and automotive products, and with other interested companies who may wish to acquire rights to manufacture and sell the Company's proprietary emulsions and films.

     The Company's plans also call for further development of its technology and the provision of additional technological and marketing assistance to its licensees to develop commercially viable SPD-Smart products, and expand the markets for such products. The Company cannot predict when or if new license agreements will be entered into or the extent to which commercial products will result from its existing or future licensees because of the risks inherent in the developmental process and because commercialization is dependent upon the efforts of its licensees as well as on the continuing research and development efforts of the Company.

     On March 13, 2008 the Company had twelve full-time employees, five of whom are technical personnel, and the rest of whom perform legal, marketing, investor relations, and administrative functions. Of these employees, two have obtained doctorates in chemistry, one has a masters degree in chemistry, one has extensive industrial experience in electronics and electrical engineering, and one has majored in physics. Three employees also have additional postgraduate degrees in business administration, including one doctorate in organization and management. Also the Company's suppliers and licensees have people on their teams with advanced degrees in a number of areas relevant to the commercial development of products using the Company's technology. The success of the Company is dependent upon, among other things, the services of its senior management, the loss of whose services could have a material adverse effect upon the prospects of the Company.

Competitive Technologies

     The Company believes that its SPD light-control technology has certain performance advantages over other "smart glass" technologies which electrically vary the amount of light passing through windows and other smart products.

     Variable light transmission technologies can be classified into two basic types: "active" technologies that can be controlled electrically by the user either automatically or manually, and "passive" technologies that can only react to ambient environmental conditions such as changes in lighting or temperature. One type of passive variable light transmission technology is photochromic technology; such devices change their level of transparency in reaction to external ultra-violet radiation. As compared to photochromic technology, the Company's technology permits the user to adjust the amount of light passing through the viewing area of the device rather than merely reacting to external radiation. In addition, the reaction time necessary to change from light to dark with SPD-Smart technology can be almost instantaneous, as compared to the much slower reaction time for photochromic devices. Also, unlike SPD technology, photochromic technology does not function well at the high and low ends of the temperature range in which smart windows and other devices are normally expected to operate.

     The active, user-controllable technologies are sometimes referred to as "smart" technologies. These active technologies are far more useful because they can be controlled electrically by a user with a manual adjustment, or automatically when coupled with a timer or sensing device such as a photocell, motion detector, thermostat or other intelligent building system. There are three main types of active devices which are compared below:

-Electrochromic devices (EC)
-Liquid crystal devices (LC)
-Suspended-particle devices (SPD)

Electrochromic Technology: Electrochromic windows and rear-view mirrors use a direct current voltage to alter the molecular structure of electrochromic materials (which can be in the form of either a liquid, gel or solid film) causing the material to darken. When compared to electrochromic devices, SPD technology has numerous potential performance, manufacturing and cost advantages. SPD devices are expected to have some or all of the following advantages:

-faster response time
-ability to be able to precisely "tune" intermediate light-
 transmission states
-consistent switching speed regardless of size of glazing area
-lower estimated costs
-more reliable performance over a wider temperature range
-capability of achieving darker shaded states
-default state (state requiring no power) is dark, maximizing solar heat gain benefits
-lower electrical current drain
-higher estimated battery life in applications where batteries are used -no "iris effect" (where light transmission changes first occur at the outer edges of a window or mirror and then work their way toward the center) when changing from clear to dark and back again
-SPD technology is a film-based technology that can be applied to plastic as well as glass, and which can be applied to curved as well as flat surfaces.

     Many companies with substantially greater resources than Research Frontiers such as 3M, Asahi Glass, Gentex Corp., Pilkington, PPG Industries, Saint-Gobain Glass and other large corporations have pursued or are pursuing projects in the electrochromic area. Some of these companies have reportedly discontinued or substantially curtailed their work on electrochromics due to technical problems and issues relating to the expense of these technologies. At least four companies, Saint-Gobain Glass, Sage Electrochromics, Inc., Gentex Corp. and PPG Industries are currently actively working to commercialize electrochromic window products.

Liquid Crystal Technology: To date, the main types of liquid crystal smart windows have been produced by Taliq Corp. (a subsidiary of Raychem Corp. which has since discontinued its liquid crystal operations and licensed its technology to others), Asahi Glass Co., Nippon Sheet Glass, Saint-Gobain Glass, Polytronix, Inc., DMDisplays, iGlass Projects Pty Limited, and 3M (which has also reportedly discontinued its liquid crystal film making operations). These windows are expensive and only change from a cloudy, opaque milky-white to a clear state, are hazy when viewed at an angle and have no useful intermediate states. As compared to liquid crystal windows, SPD smart windows are expected to have some or all of the following advantages:

-be less expensive to produce
-have less haze
-operate over a wider temperature range
-use less power
-absorb and shade light, rather than simply scattering it
-permit an infinite number of intermediate states between a
 transparent state and a dark blue state, rather than being just two states. -offer superior solar heat gain control

     In the flat panel display market, further development (such as the achievement of faster switching speeds sufficient for full-motion video applications) is required if the Company expects to compete against various display technologies that are currently being used commercially. In particular, the Company expects its SPD technology to compete on the basis of the performance characteristics with liquid crystal displays ("LCDs") and organic light-emitting diodes ("OLEDs"). An LCD is generally similar in construction to an SPD display, but instead of a liquid or film suspension, it utilizes an organic material called a liquid crystal which, although comprised of molecules that flow like a liquid, has some of the characteristics of solid crystals. Like SPD displays, LCDs are "passive" devices which do not generate light, but merely reflect or modulate existing light. OLEDs emit light rather than transmit it, and unlike LCDs but similar to SPD displays, OLEDs are expected to have wide viewing angles and low power consumption. However, although OLED displays have begun to be introduced, several technological and manufacturing hurdles may remain in the production of OLEDs including limited life expectancy, sensitivity to degradation from exposure to air and water, and cost. The market for flat panel displays was estimated by others to have been approximately $102 billion for 2007.
Because of further development work to be done in this area, the Company cannot estimate when, or if, its licensees may begin to penetrate the flat panel display market.

     The Company believes that its SPD-Smart technology has significant advantages over existing display devices and related technology. In comparison to existing twisted nematic type LCDs, the Company's SPD displays are expected to have some or all of the following advantages:

- higher contrast and brightness
- a wider angle of view
- lower estimated production costs
- a less complex fabrication procedure
- the ability to function over a wider temperature range
- the ability to make displays without using sheet polarizers or alignment layers
- lower light loss and a corresponding reduction in backlighting requirements.

     With respect to other types of displays which emit their own light, such as light-emitting diodes (LEDs) and cathode ray tubes
(CRTs), the Company's SPD technology should have the advantages of lower power consumption and make possible larger displays that are easier to read in bright light.

     LCDs and other types of displays, liquid crystal windows, as well as electrochromic self-dimmable rear-view mirrors, are already on the market, whereas products incorporating SPD technology (as well as electrochromic windows) have only begun to appear in the marketplace. Therefore, the long-term durability and performance of SPD-Smart displays have not yet been fully ascertained. The companies manufacturing LCD and other display devices, liquid crystal windows, and electrochromic self-dimmable rear-view mirrors and windows, have substantially greater financial resources and manufacturing experience than the Company. There is no assurance that comparable systems having the same advantages of the Company's SPD technology could not be developed by competitors at a lower cost or that other products could not be developed which would render the Company's products difficult to market or technologically or otherwise obsolete.

Research and Development

     As a result of the Company's research and development efforts, the Company believes that its SPD technology is now, or with additional development will become, usable in a number of commercial products. Such products may include one or more of the following fields: "smart" windows, variable light transmission eyewear such as sunglasses and goggles, self-dimmable automotive sunroofs, sunvisors and mirrors, and instruments and other information displays that use digits, letters, graphic images, or other symbols to supply information, including scientific instruments, aviation instruments, automobile dashboard displays and, if certain improvements can be made in various features of the Company's SPD technology, portable computer displays and flat panel television displays. The Company believes that most of its research and development efforts have applicability to products that may incorporate the Company's technology. Based upon the current SPD-Smart products being prepared for sale by various of its licensees, the Company believes that the state of development of its technology is sufficiently advanced, but that further improvements will result in accelerated market penetration. The Company intends to continue its research and development efforts for the foreseeable future to improve its SPD light-control technology and thereby assist our licensees in the product development, sales and marketing of various existing and new SPD-Smart products.

     During the past year, the Company and/or its licensees have made significant advances relating to materials to enable (1) improved stability of SPD emulsions, (2) a wider range of light transmission, and (3) improved film adhesion and cohesion.

     The Company has devoted most of the resources it has heretofore expended to research and development activities with the goal of producing commercially viable SPD products and has developed working prototypes of SPD-Smart products for several different applications, with primary emphasis on smart windows for various industries.

Research Frontiers' main goals in its research and development are:

- developing wider ranges of light transmission and quicker switching speeds
- developing different colored particles
- reducing the voltage required to operate SPDs
- obtaining data and developing improved materials regarding environmental stability and longevity.


     Research Frontiers incurred approximately $2,530,000, $1,171,000, and $1,392,000 during the years ended December 31, 2007, 2006, and 2005, respectively, for research and development. Research Frontiers plans to engage in substantial continuing research and development activities to invest in future improvements in SPD light-control technology and to expand for its licensees the capabilities of SPD-Smart technology and the markets for SPD-Smart products.

Patents and Proprietary Information

     Research Frontiers continues to make substantial investments in improving SPD-Smart light-control technology and to expanding its intellectual property portfolio. The Company has 32 United States patents in force, and five United States patent applications are pending. The Company's United States patents expire at various dates from 2008 through 2023. The Company has approximately 237 issued foreign patents and 227 foreign and international patent applications pending. The Company's foreign patents expire at various dates from 2008 through 2022. The Company believes that its SPD light-control technology is adequately protected by its patent position and by its proprietary technological know-how. However, the validity of the Company's patents has never been contested in any litigation. The Company also possesses know-how and relies on trade secrets and nondisclosure agreements to protect its technology. The Company generally requires any employee, consultant, or licensee having access to its confidential information to execute an agreement whereby such person agrees to keep such information confidential.

     Research Frontiers' licensees have also directed the Company not to reveal aspects of their activities or those of their customers, which limits the Company's ability to disclose certain information.

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

     Research Frontiers has a history of operating losses, expects to incur additional losses in the future, and consequently will need additional funds in the future to continue its operations. To date, Research Frontiers has lost money, and we expect to lose money in the foreseeable future. Because we expect that our future revenues will consist primarily of license fees (which have not been significant to date), unless our licensees produce and sell products using our technology, Research Frontiers will not be profitable. There is no guarantee that we will ever be profitable. Since Research Frontiers was started in 1965 through December
31, 2007, its total net loss was $69,801,749. Our net loss was $7,565,218 (which includes a non-cash accounting charge of $4,026,855 resulting from the expensing of stock options granted in 2007), $3,303,633, and $3,747,532 in 2007, 2006, and 2005,
respectively.

     We have funded our operations by selling our common stock to investors. If we need additional money, there is no guarantee that it will be available when we need it, or on favorable terms. The Company would have to raise additional capital no later than the first quarter of 2010 if operations, including research and development and marketing, are to be maintained at current levels if its revenues do not increase before then. Eventual success of the Company and generation of positive cash flow will be dependent upon the extent of commercialization of products using the Company's technology by the Company's licensees and payments of continuing royalties on account thereof.

     Research Frontiers depends upon the activities of its licensees in order to be profitable. We do not directly manufacture or market products using SPD technology. Although a variety of products have been sold by our licensees, and because it is up to our licensees to decide when and if they will introduce products using SPD technology, we cannot predict when and if our licensees will generate substantial sales of such products. Research Frontiers'
SPD technology is currently licensed to 35 companies. Other companies are also evaluating SPD technology for use in various products. In the past, some companies have evaluated our technology without proceeding further. Also, we do not intend to manufacture products using SPD technology. Instead we intend to continue to license our SPD technology to manufacturers of end products, films and emulsion. We expect that our licensees would be primarily responsible for manufacturing and marketing SPD-
Smart products and components, but we are also engaging in market development activities to support our licensees and build the smart glass industry.

     Products using SPD technology have only recently begun to be introduced into the marketplace. Developing products using new technologies can be risky because problems, expenses and delays frequently occur. Research Frontiers cannot control whether or not its licensees will develop SPD products. Some of our licensees appear to be more active than others, some appear to be better capitalized than others, and some licensees appear to be inactive. There is no guarantee when or if our licensees will successfully produce any commercial product using SPD technology in sufficient quantities to make the Company profitable.

     Because SPD technology is the only technology Research Frontiers works with, our success depends upon the viability of SPD technology which has yet to be fully proven. We have not fully ascertained the performance and long-term reliability of our technology, and therefore there is no guarantee that our technology will successfully be incorporated into all of the products which we are targeting for use of SPD technology. We expect that different product applications for SPD technology will have different performance and reliability specifications. We expect that our licensees will primarily be responsible for reliability testing, but that we may also continue to do reliability testing so that we can more effectively focus our research and development efforts towards constantly improving the performance characteristics and reliability of products using SPD technology.


ITEM 1B.       UNRESOLVED STAFF COMMENTS

None

ITEM 2.   PROPERTIES

     The Company currently occupies approximately 9,500 square feet of space at an annual rental which in 2007 was approximately
$177,000 for its executive office and research facility at 240
Crossways Park Drive, Woodbury, New York 11797 under a lease expiring January 31, 2014. The Company believes that its space, including its laboratory facilities, is adequate for its present needs.

ITEM 3.   LEGAL PROCEEDINGS

     There are no legal proceedings pending by or against the Company.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                             PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCK HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)  Market Information

     (1) The Company's common stock is traded on the NASDAQ Capital Market. As of March 13, 2008, there were
15,440,434 shares of common stock outstanding.

     (2) The following table sets forth the range of the high and low selling prices (as provided by the National Association of Securities Dealers) of the Company's common stock for each quarterly period within the past two fiscal years:

          Quarter Ended              Low            High

          March 31, 2006             3.59           6.32
          June 30, 2006              3.71           6.49
          September 30, 2006         4.00           5.25
          December 31, 2006          4.05           6.82
          March 31, 2007             4.93          12.33
          June 30, 2007              9.55          14.29
          September 30, 2007        10.00          15.64
          December 31, 2007          7.90          17.40

These quotations may reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

(b)  Approximate Number of Security Holders

     As of March 13, 2008, there were 516 holders of record of the Company's common stock. The Company estimates that there are approximately 8,700 beneficial holders of the Company's common stock.

(c)  Dividends

     The Company did not pay dividends on its common stock in 2007 and does not expect to pay any cash dividends in the foreseeable future. There are no restrictions on the payment of dividends.


(a)  Issuer Purchases of Equity Securities

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

                                            Year ended December 31,
                       2007         2006         2005         2004         2003
Statement of Operations Data:
 Fee income      $  402,359   $  162,639   $  138,742   $  201,321   $  258,187
 Operating
  expenses (1)    5,774,027    2,383,856    2,624,379    2,633,534    2,537,317
 Research
  and develop-
  pment (1)       2,529,576    1,170,503    1,391,657    1,682,624    1,908,753
 Charge for reduction
 in value of investment
 in SPD Inc.(2)          --           --           --      165,501      615,200
                  8,303,603    3,554,359    4,016,036    4,481,659    5,061,270
 Operating loss  (7,901,244)  (3,391,720)  (3,877,294)  (4,280,338)  (4,803,083)
 Net invest-
  ment income       336,026       88,087      129,762       17,597       30,775

Net loss        $(7,565,218) $(3,303,633) $(3,747,532) $(4,262,741) $(4,772,308)

Basic and diluted
net loss per
common share    $      (.50) $      (.24) $      (.27) $      (.33) $      (.38)
Dividends
 per share               --           --           --           --           --

Weighted
average
number of
commonshares
outstanding        5,278,796   14,028,509   13,692,011   12,792,091  12,436,879

                                                As of December 31,
                             2007        2006     2005       2004      2003
Balance Sheet Data:
 Total current assets     $7,469,456 $3,126,381 $3,823,093 $2,716,964 $5,322,083
 Total assets              7,659,405  3,251,637  3,957,205  2,860,673  5,690,270
 Long-term debt, including
  accrued interest                --         --         --         --         --
 Total shareholders'equity 7,330,808  2,992,621  3,646,254  2,392,303  5,469,427
----------------------------------------
(1) Reflects a non-cash charge of $2,790,656 to operating expenses, and a non-cash charge of $1,236,199 to research and development expenses relating to the issuance of stock options in 2007, which increased the Company's net loss for 2007 by $4,026,855.

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

Results of Operations

Year ended December 31, 2007 Compared to the Year ended December 31, 2006

     The Company's fee income from licensing activities for 2007 was $402,359, as compared to $162,639 for 2006. This difference in fee income was primarily the result of the Company entering into a new agreement with Hitachi Chemical regarding payments made by Hitachi Chemical to the Company for guaranteed access to future improvements in the Company's technology, the timing and amount of minimum annual royalties paid, and the date of receipt of such payment on certain license agreements, by end-product licensees, and an amendment to an existing license agreement with American Glass Products ("AGP"), which, among other things, increased the percentage royalty due from AGP from 5% to 15%. Certain license fees, which are paid to the Company in advance of the accounting period in which they are earned resulting in the recognition of deferred revenue for the current accounting period, will be recognized as fee income in future periods. Also, licensees may offset some or all of their royalty payments on sales of licensed products for a given period by applying these advance payments towards such earned royalty payments. Because the Company's license agreements typically provide for the payment of royalties by a licensee on product sales within 45 days after the end of the quarter in which a sale of a licensed product occurs (with some of the Company's more recent license agreements providing for payments on a monthly basis), and because of the time period which typically will elapse between a customer order and the sale of the licensed product and installation in a home, office building, automobile, aircraft, boat, or any other product, there could be a delay between when economic activity between a licensee and its customer occurs and when the Company gets paid its royalty resulting from such activity.

     Operating expenses increased by $3,390,171 for 2007 to $5,774,027 from $2,383,856 for 2006. This increase was principally the result of non-cash charges of $2,790,656 relating to primarily fully vested stock options granted by the Company during the year. Additional factors causing this increase were higher payroll costs ($151,000), and marketing costs ($158,000), patent costs ($113,000) and insurance costs ($59,000).

     Research and development expenditures increased by $1,359,073 to $2,529,576 for 2007 from $1,170,503 for 2006.
This increase was principally the result of non-cash charges of $1,236,199 relating to fully vested stock options granted by the Company during the year. Additional factors causing this increase were higher payroll costs ($52,000), insurance ($55,000) and consulting costs ($25,000).

     Investment income for 2007 was $336,026 as compared to $88,087 for 2006. The difference was primarily due to higher cash balances available to invest, partially offset by lower interest rates during 2007.

     As a consequence of the factors discussed above, the Company's net loss was $7,565,218 ($0.50 per share) for 2007 as compared to $3,303,633 ($0.24 per share) for 2006. The difference is primarily due to non-cash accounting charges of $4,026,855 ($0.26 per common share) resulting from the issuance of stock options during 2007.

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

     Operating expenses decreased by $240,523 for 2006 to $2,383,856 from $2,624,379 for 2005. This decrease was primarily the result of lower insurance (lower by approximately $71,500 primarily the result of a change in medical insurance carriers), consulting (decreased by approximately $96,500, patent (lower by approximately $39,000) and depreciation expenses, and lower stock listing fees (reduced by approximately $61,000 as a result of the movement of the Company's listing from the Nasdaq National Market to the Nasdaq Capital Market).

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

Financial Condition, Liquidity and Capital Resources

     During 2007, the Company's cash and cash equivalents balance increased $4,259,671 principally as a result of $7,876,550 received in proceeds from the sale of stock and the exercise of options and warrants. This increase was offset by cash used to fund operations of $3,517,185 as well as purchases of fixed assets ($62,194) and $37,500 invested in SPD Control Systems. At December 31, 2007, the Company had working capital of $7,140,859 and shareholders' equity of $7,330,808.

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

     The Company occupies premises under an operating lease agreement which expires on January 31, 2014 and requires minimum annual rent which rises over the term of the lease to approximately $176,669, plus tenant's share of applicable taxes. These lease obligations are summarized over time as of December 31, 2007:

                                            Payments due by period
                               <1 year  1-3 years 4-5 years >5 years    Total
Operating lease obligations   $164,000  $507,000  $365,000  $192,000 $1,036,000

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

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     At times, the Company invests available cash and cash equivalents in money market funds or in short-term U.S. treasury securities with maturities that are generally two years or less. Although the rate of interest paid on such investments in money market funds may fluctuate over time, each of the Company's investments in U.S. treasury securities is made at a fixed interest rate over the duration of the investment. Accordingly, the Company does not believe it is materially exposed to changes in interest rates as it generally holds these treasury securities until maturity.

     The Company has an agreement with a licensee that calls for monthly payments in Japanese yen. As a result, amounts realized under this agreement may fluctuate due to changes in exchange rates. Other than this, the Company does not have any sales, purchases, assets or liabilities determined in currencies other than the U.S. dollar, and as such, is not subject to foreign currency exchange risk.

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

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.  CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

     As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's periodic SEC filings. There were no changes in the Company's internal control over financial reporting during the quarterly period ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Based on our evaluation under the COSO
Framework, our management concluded that our internal control over financial reporting was effective at a reasonable assurance level as of December 31, 2007.

     The effectiveness of our internal control over financial reporting as of December 31, 2007 has been independently audited by BDO Seidman, LLP, an independent registered public accounting firm, and their attestation is included herein.


Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors
Research Frontiers Incorporated
Woodbury, New York

     We have audited Research Frontiers Incorporated's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Research Frontiers Incorporated's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, "Management's Report on Internal Control Over Financial Reporting." Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).
Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

     In our opinion, Research Frontiers Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Research Frontiers Incorporated as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 11, 2008 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
    Melville, New York
    March 11, 2008

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

     The other information required by this Item 10 is incorporated by reference to the Company's definitive Proxy
Statement to be filed with the Commission on or before April 30, 2008, in connection with the Company's Annual Meeting of Stockholders scheduled to be held on June 12, 2008.

ITEM 11.       EXECUTIVE COMPENSATION

     The information required by this Item 11 is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Commission on or before April 30, 2008, in connection with the Company's Annual Meeting of Stockholders scheduled to be held on June 12, 2008. Notwithstanding anything to the contrary set forth herein or in any of the Company's past or future filings with the Securities and Exchange Commission that might incorporate by reference the Company's definitive Proxy
Statement, in whole or in part, the report of the compensation committee and the stock price performance graph contained in such definitive Proxy Statement shall not be incorporated by reference into this Annual Report on Form 10-K or in any other such filings.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this Item 12 is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Commission on or before April 30, 2008, in connection with the Company's Annual Meeting of Stockholders scheduled to be held on June 12, 2008.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED
               TRANSACTIONS AND DIRECTOR INDEPENDENCE.

     The information required by this Item 13 is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Commission on or before April 30, 2008, in connection with the Company's Annual Meeting of Stockholders scheduled to be held on June 12, 2008.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

     The information required by this Item 14 is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Commission on or before April 30, 2008, in connection with the Company's Annual Meeting of Stockholders scheduled to be held on June 12, 2008.

                             PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) and (2)  Financial Statements and Financial Statement Schedules

     The following consolidated financial statements of
Research Frontiers Incorporated are filed under Item 8 of this
Report.                                                                Page

Report of Independent Registered Public Accounting Firm                 F-1

Consolidated Financial Statements:

    Consolidated Balance Sheets,
         December 31, 2007 and 2006                                     F-2

    Consolidated Statements of Operations,
         Years ended December 31, 2007, 2006 and 2005                   F-3

    Consolidated Statements of Shareholders' Equity,
         Years ended December 31, 2007, 2006 and 2005                   F-4

    Consolidated Statements of Cash Flows,
         Years ended December 31, 2007, 2006 and 2005                   F-5

Notes to Consolidated Financial Statements                              F-6

Schedule II - Valuation and Qualifying Accounts                         F-17

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

3.2 Amended and Restated Bylaws of the Company. Filed herewith and incorporated herein by reference.

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

 10.24 License Agreement effective as of August 19, 2002 between the Company and Razor's Edge Technologies,
        Inc. Previously filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange
        Commission, and incorporated herein by reference.

 10.25 License Agreement effective as of October 7, 2002 between the Company and American Glass Products
        (Glass Technology Investment Ltd.). Previously filed as an Exhibit to the Company's Annual Report on Form 10-
        K for the fiscal year ended December 31, 2002 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

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

 10.47 License Agreement effective as of October 16, 2007 between Research Frontiers Incorporated and Glass
        Wholesalers, Ltd. d/b/a Craftsman Fabricated Glass, Ltd.
        Previously filed as an Exhibit to the Company's Current
        Report on Form 8-K dated October 18, 2007, and incorporated herein by reference.

 10.48 License Agreement effective as of December 14, 2007 between Research Frontiers Incorporated and AGC Flat Glass Europe SA. Previously filed as an Exhibit to the Company's Current Report on Form 8-K dated
        December 17, 2007 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange
        Commission, and incorporated herein by reference.

 10.49 License Agreement effective as of February 21, 2008 between Research Frontiers Incorporated and GKN
        Aerospace Transparency Systems Inc. Previously filed as an Exhibit to the Company's Current Report on Form
        8-K dated March 5, 2008 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

 14     Code of Ethics of Research Frontiers Incorporated.
        Previously filed as an Exhibit to the Company's Annual
        Report on Form 10-K for the fiscal year ended December
        31, 2003, and incorporated herein by reference.

 21     Subsidiaries of the Registrant - SPD Enterprises, Inc.

 23     Consent of BDO Seidman, LLP - Filed herewith.

31.1  Rule 13a-14(a)/15d-14(a) Certification of Robert L. Saxe-Filed herewith.
31.2  Rule 13a-14(a)/15d-14(a) Certification of Joseph M. Harary-Filed herewith.

32.1  Section 1350 Certification of Robert L. Saxe-Filed herewith.

32.2  Section 1350 Certification of Joseph M. Harary-Filed herewith.
--------------------------------------------------------------------
 *   Executive Compensation Plan or Arrangement.


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

Dated:  March 13, 2008

     Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                     Position            Date

/s/Robert M. Budin           Director             March 13, 2008
   Robert M. Budin

/s/M. Philip Guthrie         Director             March 13, 2008
M. Philip Guthrie

/s/Joseph M. Harary          Director, President, March 13, 2008
   Joseph M. Harary          Treasurer

/s/Richard Hermon-Taylor     Director             March 13, 2008
   Richard Hermon-Taylor

/s/Victor F. Keen            Director             March 13, 2008
   Victor F. Keen

/s/Robert L. Saxe            Director, Chairman   March 13, 2008
   Robert L. Saxe


     Report of Independent Registered Public Accounting Firm



The Shareholders and Board of Directors
Research Frontiers Incorporated
Woodbury, New York

We have audited the accompanying consolidated balance sheets of Research Frontiers Incorporated as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2007. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).
Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements and financial statement schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Research Frontiers Incorporated at December 31, 2007 and
2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006 the Company adopted Statement of
Accounting Standards No. 123(R), Share-Based Payment.

We also have audited, in accordance with the standards of the
Public Company Accounting Oversight Board (United States),
Research Frontiers Incorporated's internal control over financial reporting as of December 31, 2007, based on criteria established
in Internal Control   Integrated Framework issued by the
Committee of Sponsoring Organizations of the Treadway
Commission (COSO) and our report dated March 11, 2008 expressed an unqualified opinion thereon.

                              /s/ BDO Seidman, LLP

Melville, New York
March 11, 2008


                      RESEARCH FRONTIERS INCORPORATED

                       Consolidated Balance Sheets

                        December 31, 2007 and 2006

                         Assets                         2007           2006
Current assets:
 Cash and cash equivalents                   $     7,260,192   $  3,000,521
 Royalty receivables, net of reserves
  of $163,674 in 2007 and $103,674 in 2006           101,028         65,000
 Prepaid expenses and other current assets           108,236         60,860

                 Total current assets              7,469,456      3,126,381

Fixed assets, net                                    127,419        102,651
Note receivable from SPD Control Systems              37,500             --
Deposits and other assets                             25,030         22,605

                 Total assets                $     7,659,405   $  3,251,637

       Liabilities and Shareholders' Equity

Current liabilities:
 Accounts payable                            $       144,441   $    120,345
 Deferred revenue                                         --          5,000
 Accrued expenses and other                          184,156        133,671

    Total current liabilities                        328,597        259,016


Commitments (note 9)

Shareholders' equity:
  Common stock, par value $0.0001 per share;
   authorized 100,000,000 shares, issued and
   outstanding 15,440,434 and 14,507,507
   shares for 2007 and 2006                            1,544          1,451
  Additional paid-in capital                      77,131,013     65,227,701
  Accumulated deficit                            (69,801,749)   (62,236,531)

  Total shareholders' equity                       7,330,808      2,992,621

Total liabilities and shareholders' equity   $     7,659,405   $  3,251,637

See accompanying notes to consolidated financial statements.


                  RESEARCH FRONTIERS INCORPORATED

               Consolidated Statements of Operations

            Years ended December 31, 2007, 2006 and 2005


                                     2007           2006            2005

Fee income                 $      402,359      $ 162,639   $     138,742

Operating expenses              5,774,027      2,383,856       2,624,379
Research and development        2,529,576      1,170,503       1,391,657
                                8,303,603      3,554,359       4,016,036

          Operating loss       (7,901,244)    (3,391,720)     (3,877,294)

Net investment income             336,026         88,087         129,762

          Net loss         $   (7,565,218)  $ (3,303,633)   $ (3,747,532)

Basic and diluted net loss
per common share           $        (0.50)  $      (0.24)   $      (0.27)

Weighted average number of
common shares outstanding      15,278,796     14,028,509      13,692,011

See accompanying notes to consolidated financial statements.

                               RESEARCH FRONTIERS INCORPORATED
                        Consolidated Statements of Shareholders' Equity
                         Years ended December 31, 2007, 2006 and 2005



                                      Additional             Accumulated
                        Common Stock     Paid    Accumulated Comprehensive
                        Shares Amount in Capital   Deficit   Income(Loss) Total

Balance,Dec.31,2004 12,812,559 $1,281 57,576,388 (55,185,366)     -- 2,392,303
Issuance of
  common stock       1,000,000    100  4,999,900          --      -- 5,000,000
Net loss                    --     --         --  (3,747,532)     --(3,747,532)
Issuance of options
 for services performed     --     --      1,483          --      --     1,483
Balance,Dec.31,2005 13,812,559  1,381 62,577,771 (58,932,898)     -- 3,646,254
Issuance of
 common stock          694,948     70  2,649,930          --      -- 2,650,000
Net loss                    --     --         --  (3,303,633)     --(3,303,633)
Balance,Dec.31,2006 14,507,507  1,451 65,227,701 (62,236,531)     -- 2,992,621
Issuance of
  common stock         932,927     93  7,876,457          --      -- 7,876,550
Issuance of options
 for services performed     --     --  4,026,855          --      -- 4,026,855
Net loss                    --     --         --  (7,565,218)     --(7,565,218)
Balance,Dec.31,2007 15,440,434 $1,544$77,131,013$(69,801,749)     --$7,330,808

See accompanying notes to consolidated financial statements.


                               RSEARCH FRONTIERS INCORPORATED
                            Consolidated Statements of Cash Flows
                        Years ended December 31, 2007, 2006 and 2005

                                                   2007        2006         2005
Cash flows from operating activities:
 Net Loss                                   $(7,565,218)$(3,303,633)$(3,747,532)
  Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation and amortization                  37,426      37,662      46,140
  Stock based compensation                    4,026,855          --       1,483
  Provision for uncollectible
  royalty receivables                            90,000      25,000      (3,848)
  Change in assets and liabilities:
   Royalty receivables                         (131,028)    (50,000)     18,392
   Prepaid expenses and other current assets    (49,801)     77,548     (78,051)
   Deferred revenue                                  --          --      (5,000)
   Accounts payable and accrued expenses         74,581     (51,935)   (152,419)

     Net cash used in operating activities   (3,517,185) (3,265,358) (3,920,835)

Cash flows from investing activities:
 Purchases of fixed assets                      (62,194)    (28,806)    (36,543)
 Note receivable from SPD Control Systems       (37,500)         --          --

Net cash used in investing activities           (99,694)    (28,806)    (36,543)

Cash flows from financing activities:
 Proceeds from issuances of common stock and
 exercise of options and warrants             7,876,550   2,650,000   5,000,000

Net cash provided by financing activities     7,876,550   2,650,000   5,000,000

Net increase (decrease) in cash
and cash equivalents                           4,259,671    (644,164)  1,042,622
Cash and cash equivalents at beginning of year 3,000,521   3,644,685   2,602,063
Cash and cash equivalents at end of year      $7,260,192  $3,000,521  $3,644,685

See accompanying notes to consolidated financial statements.

                  RESEARCH FRONTIERS INCORPORATED
             Notes to Consolidated Financial Statements
                  December 31, 2007, 2006 and 2005

(1)Business

Research Frontiers Incorporated ("Research Frontiers" or the "Company") operates in a single business segment which is engaged in the development and marketing of technology and devices to control the flow of light. Such devices, often referred to as "light valves" or suspended particle devices (SPDs), use colloidal particles that are either incorporated within a liquid suspension or a film, which is usually enclosed between two sheets of glass or plastic having transparent, electrically conductive coatings on the facing surfaces thereof. At least one of the two sheets is transparent. SPD technology, made possible by a flexible light-control film invented by Research Frontiers, allows the user to instantly and precisely control the shading of glass/plastic manually or automatically. SPD technology has numerous product applications, including: SPD-
Smart windows, sunshades, skylights and interior partitions for homes and buildings; automotive windows, sunroofs, sun-visors, sunshades, rear-view mirrors, instrument panels and navigation systems; aircraft windows; eyewear products; and flat panel displays for electronic products. SPD-Smart light control film is now being developed for, or used in, architectural, automotive, marine, aerospace and appliance applications.

The Company has historically utilized its cash and the proceeds from its investments to fund its research and development of SPD light valves and for other working capital purposes. The Company's working capital and capital requirements depend upon numerous factors, including the results of research and development activities, competitive and technological developments, the timing and cost of patent filings, and the development of new licensees and changes in the Company's relationships with its existing licensees. The degree of dependence of the Company's working capital requirements on each of the foregoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements; the addition of new licensees may provide additional working capital or working capital requirements, and changes in relationships with existing licensees would have a favorable or negative impact depending upon the nature of such changes. There can be no assurance that expenditures will not exceed the anticipated amounts or that additional financing, if required, will be available when needed or, if available, that its terms will be favorable or acceptable to the Company. Eventual success of the Company and generation of positive cash flow will be dependent upon the commercialization of products using the Company's technology by the Company's licensees and payments of continuing royalties on account thereof.
To date, the Company has not generated sufficient revenue from its licensees to fund its operations.

(2)         Summary of Significant Accounting Policies

   (a)  Cash and Cash Equivalents

 The Company considers securities purchased with original maturities of three months or less to be cash equivalents. Cash equivalents consist of short-term investments in money market accounts at December
 31, 2007 and 2006.

   (b)  Royalties Receivable

Royalties receivable are recorded at the amounts specified within the license agreements when the collectability of the receivable is reasonably assured. The receivables do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing royalties receivable. The Company determines the allowance based on historical write off experience. The Company reviews its allowance for doubtful accounts periodically. Past due accounts are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

   (c)  Fixed Assets

Fixed assets are carried at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets.

   (d)  Fee Income

Fee income represents amounts earned by the Company under various license and other agreements (note 8) relating to technology developed by the Company. During fiscal 2007, six licensees of the Company accounted for 61%, 7%, 7%, 5%, 5%, and 5%, respectively, of fee income recognized during the year. During fiscal 2006, four licensees of the Company accounted for 34%, 31%, 12% and 12%, respectively of fee income recognized during the year. During fiscal 2005, four licensees of the Company accounted for 36%, 14%, 13% and 11%, respectively of fee income recognized during the year.

   (e)  Basic and Diluted Loss Per Common Share

Basic earnings (loss) per share excludes any dilution. It is based upon the weighted average number of common shares outstanding during the period. Dilutive earnings (loss) per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company's dilutive earnings (loss) per share equals basic earnings (loss) per share for each of the years in the three-year period ended December 31, 2007 because all common stock equivalents (i.e., options and warrants) were antidilutive in those periods. The number of options and warrants that were not included because their effect is antidilutive was 2,992,630, 2,785,093, and 3,075,593, for 2007, 2006, and 2005, respectively.

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

In July 2006, FASB issued FAS Interpretation No. 48, "Accounting
for Uncertainty in Income Taxes   an interpretation of FAS No. 109"
("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FAS
No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on future changes, classification, interest and penalties, accounting in interim periods, disclosures and transition.We adopted FIN 48 as of January 1, 2007. Under FIN 48, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in tax returns that do not meet these recognition and measurement standards. The adoption had no effect on the Company's financial statements. As permitted by FIN 48, we also adopted an accounting policy to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in our income tax provision. Previously, our policy was to classify interest and penalties as an operating expense in arriving at pre-tax income. At December 31, 2007, we do not have accrued interest and penalties related to any unrecognized tax benefits. We do not believe we have any uncertain tax positions as of December 31, 2007.

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

During 2007, the Company granted fully vested options to purchase 624,537 shares of common stock as well as options to purchase
30,000 shares of common stock that vest over the next two years. These grants resulted in an aggregate non cash compensation charge of $4,026,855 during 2007. SFAS 123(R) also requires that tax benefits related to stock option exercises be reflected as financing
cash inflows instead of operating cash inflows.   The adoption of
SFAS No. 123(R) had no impact on previously granted options, since all options granted prior to January 1, 2006 were fully vested.

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

The per share weighted average fair value of stock options granted during 2005 was approximately $2.22, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions (no options were granted in 2006):

               Expected        Risk-Free       Expected Stock     Expected Life
Grant Date     Dividend Yield  Interest Rate   Volatility         in Years
December 2005       0%           4.251%          68.910%            5.00
July 2005           0%           3.788%          70.800%            5.00

The following table illustrates the effect on net loss and earnings per share as if the fair value method had been applied:

                                              2005
Net loss, as reported                      $(3,747,532)

Add: Stock-based employee compensation
     expense included in reported net loss       1,483


Deduct: Total stock-based employee
        compensation determined under fair-
        value based method for all awards     (955,584)

                  Pro forma              $  (4,701,633)

Basic and diluted net loss
 per common share           As reported       $  (0.27)
                            Pro forma         $  (0.34)

   (l)  Revenue Recognition

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

   (m)  Impairment of Long-Lived Assets

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

     (n)     Recent Accounting Pronouncements

In September 2006, the FASB issued FAS No. 157, "Fair Value Measurements" ("FAS 157"). FAS 157 establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 applies under other previously issued accounting pronouncements that require or permit fair value measurements but does not require any new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with the exception of all non-financial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, which will be effective for years beginning after November 15, 2008. We are currently evaluating the impact of FAS 157 on our consolidated financial statements.

     In February 2007, FASB issued FAS No. 159, "The Fair Value
Option for Financial Assets and Financial Liabilities" ("FAS 159"), including an amendment to FASB No. 115. FAS 159 provides entities with the irrevocable option to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election, called the fair value option, will enable entities to achieve an offset accounting effect for changes in fair value of certain related assets and liabilities without having to apply complex hedge accounting provisions. FAS 159 is effective as of the beginning of a company's first fiscal year that begins after November 15, 2007.
We are currently evaluating the impact of FAS 159 on our consolidated financial statements.

   (3)  Note Receivable from SPD Control Systems

On May 9, 2007, the Company began participating in the funding of the ongoing development of automotive controllers by SPD Control
Systems Corp., a licensee of the Company. This development work is to produce the electronic controllers to operate SPD-Smart automotive windows and glass roof systems for one or more of the top five automotive makers in the world. The Company's funding of this project is reflected in the form of a senior secured convertible promissory note (the "Note") of SPD Control Systems Corp. held by Research Frontiers' wholly-owned subsidiary, SPD Enterprises Inc.
The Note bears interest at 10% per annum, is secured by all of the assets (including intellectual property) of SPD Control Systems, and is convertible at the option of SPD Enterprises into common stock of SPD Control Systems at an initial conversion price of $0.50 per share. This conversion price is adjustable downward to result in the issuance of SPD Enterprises of additional shares of SPD Control
Systems common stock under certain conditions. The Note provides for funding of up to $150,000 by SPD Enterprises based upon the achievement of certain development milestones by SPD Control
Systems. As of December 31, 2007, the principal amount outstanding under this Note was $37,500. In January 2008, an additional $37,500 milestone payment was made to SPD Control
Systems Corp. under this Note.

(4)     Fixed Assets

Fixed assets and their estimated useful lives, are as follows:

                                  2007        2006    Estimated useful life
Equipment and furniture     $1,255,164  $1,206,492    5 years
Leasehold improvements         349,349     335,827    Life of lease or estimated
                                                      life of asset if shorter
                             1,604,513   1,542,319
Less accumulated depreciation
       and amortization      1,477,094   1,439,668
                            $  127,419  $  102,651

(5)   Accrued Expenses and Other

Accrued expenses consist of the following at December 31, 2007 and 2006:


                                          2007                2006
Payroll, bonuses and related benefits $104,292          $   64,505
Professional services                   42,759              21,522
Deferred rent                           28,509              24,946
Other                                    8,596              22,698
                                      $184,156          $  133,671

(6)     Income Taxes

There was no income tax expense in 2007, 2006 and 2005 due to losses incurred by the Company.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2007 and 2006 are presented below.


                                                2007        2006
Deferred tax assets:
Depreciation                           $      70,000     $78,000
Capital loss carryforward                    312,000     312,000
Allowance for bad debts                       68,000      42,000
Net operating loss carryforwards          20,356,000  19,233,000
Stock option expense                       1,399,000          --
Research and other credits                   972,000     939,000
Other temporary differences                   15,000      15,000
  Total gross deferred tax assets         23,192,000  20,619,000
Less valuation allowance                  23,192,000  20,619,000
                                       $         --  $        --

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

At December 31, 2007, the Company had a net operating loss carryforward for federal income tax purposes of $51,000,000, varying amounts of which will expire in each year from 2008 through 2027. Research and other credit carryforwards of $972,000 are available to the Company to reduce income taxes payable in future years principally through 2027. Net operating loss carryforwards of $1,800,000 and research and other credit carryforwards of $69,000 are scheduled to expire during fiscal 2008, if not utilized.

   (7)    Shareholders' Equity

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

During 2007, the Company received $6,640,000 (net of expenses) in proceeds from the sale of 682,102 shares of its common stock. In addition, during 2007, the Company received $1,236,525 in proceeds from the exercise of 164,900 options and warrants. In addition, 85,925 shares were issued through the cashless exercise of certain options and warrants under which the number of shares issuable upon exercise of such options and warrants was reduced by 126,175 shares in payment of the exercise price of options and warrants to purchase 212,100 shares, plus the receipt of $25 in cash for fractional shares.

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

In 1998, the shareholders approved a stock option plan (1998 Stock Option Plan) which provides for the granting of both incentive stock options at the fair market value at the date of grant and nonqualified stock options at or below the fair market value at the date of grant to employees or non-employees who, in the determination of the Board of Directors, have made or may make significant contributions to the Company in the future. The Company may also award stock appreciation rights or restricted stock under this plan. The Company initially reserved 540,000 shares of its common stock for issuance under this plan. In 1999, the Company's shareholders approved an additional 545,000 shares for issuance under this Plan, and in each of 2000 and 2002, the Company's shareholders approved an additional 600,000 shares for issuance under this Plan. As of December 31, 2007, no options were available for issuance under this Plan and this Plan expired in December 2007.

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

The Company granted options three times during 2007. The weighted average information about these grants is:

Fair value on grant date           $ 6.44
Expected dividend yield                --
Expected volatility                 63.99%
Risk free interest rate              4.16%
Expected term of the option          4.77 years

Activity in stock options is summarized below:

                                                         Weighted
                                                         Average
                                  Number       Weighted  Remaining
                                  Of Shares    Average   Contractual   Aggregate
                                  Subject      Exercise  Term          Intrinsic
                                  to Option    Price     (Years)       Value
Balance at December 31, 2004      2,409,200    $ 12.16
 Granted                            430,193    $  7.42
 Cancelled                         (148,400)   $ 11.27
Balance at December 31, 2005      2,690,993    $ 11.45
 Granted                                 --         --
 Cancelled                         (254,900)   $  8.80
Balance at December 31, 2006      2,436,093    $ 11.73
 Granted                            654,537    $ 11.85
 Cancelled                          (70,000)   $  6.00
 Exercised                         (248,250)   $  7.50

Balance at December 31, 2007      2,772,380    $ 12.28      4.6       $3,000,226
Exercisable at December 31, 2007  2,744,880    $ 12.29      4.6       $3,000,226

Options covering 27,500 shares were not vested at December 31, 2007. The total unrecognized compensation cost related to non vested options as of December 31, 2007 was $189,612. This cost is expected to be recognized over a weighted average period of
1.5 years. The total intrinsic value of options exercised during the year ended December 31, 2007 was $1,155,568. No options were exercised during the years ended December 31, 2006 and 2005.

During 2007 and 2005, the Company issued options to consultants to purchase 31,500 and 500 shares of common stock at a weighted average exercise price of $14.79 and $5.60 per share, respectively. The Company recorded $70,143 (included with expense of options granted to employees and directors) and $1,483 of non-cash expense in connection with the issuance of these options. There were no options issued in 2006.

   (ii) Warrants

   Activity in warrants is summarized below, including the effect of the warrants discussed in note 7(c)):

                                    Number of Shares         Exercise
                             Underlying Warrants Granted
     Price
Balance at December 31, 2004             219,200             5.88-13.50
 Exercised                                    --                     --
 Terminated                              (34,600)            7.31-13.50
 Issued                                  200,000                   7.50
Balance at December 31, 2005             384,600              5.88-9.63
 Exercised                                    --                     --
 Terminated                              (35,600)                  7.73
 Issued                                       --                     --
Balance at December 31, 2006             349,000           $  6.00-8.98
 Exercised                              (128,750)          $  6.00-8.25
 Terminated                                   --                     --
 Issued                                       --                     --
Balance at December 31, 2007             220,250           $  7.50-9.00


Warrants generally expire from five to ten years from the date of issuance. At December 31, 2007, the number of warrants exercisable was 215,250 at a weighted average exercise price of $7.88 per share.

   (c)  Class A and Class B Warrants

In connection with a financing in 1998, the Company issued
Ailouros Ltd. a Class A Warrant (which was exercised in full as of February 2004), as well as a Class B Warrant which expires on September 30, 2008. The Class B Warrant is exercisable into 65,500 shares at an exercise price of $8.25 per share which represents 120% of average of the closing bid and ask price of the Company's common stock on the date of the Class B Warrant's issuance. During 2007, 12,750 of the Class B Warrants were exercised. Ailouros paid the Company $10,000 upon issuance of the Class A Warrant and the Class B Warrant.

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

   (9)       Commitments

The Company has an employment agreement with one of its officers which provides for an annual base salary of $402,132 through December 31, 2008.

The Company has a defined contribution profit sharing (401K) plan covering employees who have completed one year of service.
Contributions are made at the discretion of the Company.  The
Company did not make any contributions to this plan for 2007, 2006 or 2005.

The Company occupies premises under an operating lease agreement which expires on January 31, 2014. At December 31, 2007, the approximate minimum annual future rental commitment under this lease for the next five years are as follows:


   2008:          $164,000
   2009:          $167,000

   2010:          $169,000
   2011:          $171,000
   2012:          $173,000
   Thereafter:    $192,000

Rent expense, including other occupancy related expenses, amounted to approximately $177,000, $169,000, and $175,000 for 2007, 2006, and 2005, respectively.

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

(11) Selected Quarterly Financial Data (Unaudited)

                                                      Quarter
2007                                  First    Second        Third       Fourth
Fee income                      $     9,792 $  57,209  $   150,809  $   164,549
Operating loss                   (1,985,982) (829,061)  (2,565,839)  (2,520,362)
Net loss                         (1,929,148) (734,971)  (2,470,281)  (2,430,818)
Basic and diluted net loss
    per common share (1)               (.13)     (.05)        (.16)        (.16)

2006                                  First    Second        Third      Fourth
Fee income                      $    26,250 $  63,889  $    36,250  $    36,250
Operating loss                     (941,312) (856,973)    (780,592)    (812,843)
Net loss                           (918,106) (831,699)    (764,912)    (788,916)
Basic and diluted net loss
    per common share (1)               (.07)     (.06)        (.05)        (.06)

------------------------------------------
  (1) Since per share information is computed independently for each quarter and the full year, based on the respective average number of common shares outstanding, the sum of the quarterly per share amounts does not necessarily equal the per share amounts for the year.



                            SCHEDULE II




                  RESEARCH FRONTIERS INCORPORATED

                 VALUATION AND QUALIFYING ACCOUNTS

           Years ended December 31, 2007, 2006, and 2005



                              Balance at     Charged to              Balance
                              beginning      costs and               at end
Description                   of period      expenses   Deductions*  of period

Allowance for uncollectible
royalty receivables:

December 31, 2007             $ 103,674    $    90,000    $30,000    $ 163,674

December 31, 2006             $  78,764    $    25,000    $     0    $ 103,674

December 31, 2005             $  82,522    $    40,795    $44,643    $  78,674



*Previously reserved receivables written off to the reserve.