Form 10-Q
period 2008-03-31
RESEARCH FRONTIERS INC
filed 2008-05-07
CIK 793524

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                              FORM 10-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2008    Commission File No.  1-9399

                   RESEARCH FRONTIERS INCORPORATED
         (Exact name of registrant as specified in charter)



       Delaware                      	                11-2103466
(State of incorporation or organization)            	(IRS Employer
                                                  	Identification No.)

           240 Crossways Park Drive, Woodbury, N.Y.  11797
          (Address of principal executive offices)	(Zip Code)

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

Yes    X          No    __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [   ]         Accelerated filer [  X  ]
Non-accelerated filer   [   ]         Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

                    Yes [  ]            No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 7, 2008, there were outstanding 15,440,434 shares of Common Stock, par value $0.0001 per share.



                   RESEARCH FRONTIERS INCORPORATED

                     Consolidated Balance Sheets

		                             March 31,2008
	      Assets	                      (Unaudited)	December 31,2007

Current assets:
 Cash and cash equivalents	             $	3,284,937	      7,260,192
 Investments (US Treasury Bills)           	2,987,603	             --
 Royalty receivables, net of reserves of
  $163,674 in both periods	                  124,062	        101,028
 Prepaid expenses and other current assets	   97,590	        108,236
  		Total current assets    	6,494,192	      7,469,456

Fixed assets, net		               	  127,746       	127,419
Note receivable SPD Control Systems	          112,500        	 37,500
Deposits 	    		                   26,818	         25,030

              Total assets                    $	6,761,256             7,659,405

	Liabilities and Shareholders' Equity

Current liabilities:
 Accounts payable		              $   106,533       	144,441
 Deferred revenue                                  26,250	             --
 Accrued expenses and other	                  250,556               184,156

       Total liabilities	                  383,339	        328,597

Commitments and Contingencies

Shareholders' equity:
 Capital stock, par value $0.0001 per share;
  authorized 100,000,000 shares, issued and
  outstanding 15,440,434 shares in both periods	    1,544	          1,544
 Additional paid-in capital          	       77,162,616            77,131,013
 Accumulated deficit                          (70,786,243)          (69,801,749)

	     Total shareholders' equity	        6,377,917             7,330,808

Total liabilities and shareholders' equity    $	6,761,256	      7,659,405

See accompanying notes to consolidated financial statements.



                       RESEARCH FRONTIERS INCORPORATED

                    Consolidated Statements of Operations

                                  (Unaudited)



                                                   Three months ended
                                 	      March 31,2008	March 31,2007

Fee income		                    $	  170,193	   29,792

Operating expenses		               	  802,193	1,423,462

Research and development		 	  419,900	  592,312

			                                                 	1,222,093		     2,015,774

    Operating loss		               (1,051,900)     (1,985,982)

Net investment income		                   67,406	   56,834

    Net loss		                    $    (984,494)     (1,929,148)

Basic and diluted net loss per common share $        (.06)           (.13)

Weighted average number of
common shares outstanding                      15,440,434       4,899,021


See accompanying notes to consolidated financial statements.



                          RESEARCH FRONTIERS INCORPORATED

                       Consolidated Statements of Cash Flows

                                    (Unaudited)

                                                        Three months ended
	                                        March 31,2008      March 31, 2007

Cash flows from operating activities:
 Net loss		                            (984,494)        (1,929,148)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization                      9,336              7,988
    Stock-based compensation                          31,603            690,950
    Changes in assets and liabilities:
    Royalty receivables                              (23,034) 	        (15,000)
    Prepaid expenses and other assets                  8,858             12,457
    Deferred revenue                                  26,250             29,375
    Accounts payable and accrued expenses             28,492            153,001

	Net cash used in operating activities       (902,989)        (1,050,377)

Cash flows from investing activities:
 Purchase of fixed assets                             (9,663)           (7,513)
 Note receivable - SPD Control Systems               (75,000)                --
 Purchase of Investments (US Treasury Bills)      (2,987,603)                --

    Net cash used in investing activities      (3,072,266)             (7,513)

Cash flows from financing activities:
 Proceeds from issuances of
  common stock and warrants                               --          7,298,548
 Net cash provided by financing activities                --          7,298,548

Net increase (decrease) in
 cash and cash equivalents                        (3,975,255)         6,240,658

Cash and cash equivalents at beginning of year     7,260,192          3,000,521

Cash and cash equivalents at end of period        $3,284,937          9,241,179


See accompanying notes to consolidated financial statements.



                     RESEARCH FRONTIERS INCORPORATED
                Notes to Consolidated Financial Statements
                               March 31, 2008
                                (Unaudited)

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S.
generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K (Form 10-K) relating to Research Frontiers Incorporated (the Company) for the fiscal year ended December 31, 2007.

Business

The Company operates in a single business segment which is engaged in the development and marketing of technology and devices to control the flow of light. Such devices, often referred to as "light valves" or suspended particle devices (SPDs), use colloidal particles that are either incorporated within a liquid suspension or a film, which is usually enclosed between two sheets of glass or plastic having transparent, electrically conductive coatings on the facing surfaces thereof. At least one of the two sheets is transparent. SPD technology, made possible by a flexible light-control film invented by Research Frontiers, allows the user to instantly and precisely control the shading of glass/plastic manually or automatically. SPD technology has numerous product applications, including: SPD-Smart(tm) windows, sunshades, skylights and interior partitions for homes and buildings; automotive windows, sunroofs, sun-visors, sunshades, rear-view mirrors, instrument panels and navigation systems; aircraft windows; eyewear products; and flat panel displays for electronic products. SPD-Smart light control film is now being developed for, or used in, architectural, automotive, marine, aerospace and appliance applications.

Patent Costs

The Company expenses costs relating to the development or acquisition of patents due to the uncertainty of the recoverability of these items.

Revenue Recognition

The Company has entered into a number of license agreements covering its light-control technology. The Company receives minimum annual royalties under certain license agreements and records fee income on a ratable basis each quarter. In instances when sales of licensed products by its licensees exceed minimum annual royalties, the Company recognizes fee income as the amounts have been earned. Certain of the fees are accrued by, or paid to, the Company in advance of the period in which they are earned resulting in deferred revenue. Such excess amounts are recorded as deferred revenue and recognized into income in future periods as earned.

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

No options were granted during the first quarter of 2008. During the quarter ended March 31, 2007, the Company granted fully vested options to purchase 96,000 shares of its common stock to employees, directors, and an outside consultant. The Company utilized the Black-Scholes option valuation method to value these options, and the assumptions used in such valuation were as follows: Volatility: 73.61%; Risk-free Interest Rate: 4.729%; Expected Option Life: 5 years; Stock Price on Date of Grant:
$11.375 resulting in a per option value of $7.1974. This resulted in the Company recording a non-cash charge to operations of $690,950 during the first quarter of 2007.

Shareholders' Equity

Issuance of Common Stock

For the three months ended March 31, 2007, the Company received $6,640,000 (net of expenses) in proceeds from the sale of 682,102 shares of its common stock. In addition, the Company received $658,548 in proceeds from the exercise of 94,200 options and warrants. In addition, during the three months ended March 31, 2007, 34,972 shares were issued through the cashless exercise of certain options under which the number of shares issuable upon exercise of such option was reduced by 66,308 shares in payment of the exercise price of options to purchase 101,000 shares.

Treasury Stock

The Company did not repurchase any of its stock during the three months ended March 31, 2008 or 2007.

Investments

The Company classifies investments in marketable securities as trading, available-for-sale or held-to-maturity at the time of purchase and periodically re-evaluates such classifications. Trading securities are carried at fair value, with unrealized holding gains and losses included in earnings. Held-to-maturity securities are recorded at cost and are adjusted for the amortization or accretion of premiums or discounts over the life of the related security. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss) until realized. In determining realized gains and losses, the cost of securities sold is based on the specific identification method. Interest and dividends on the investments are accrued at the balance sheet date. At March 31, 2008, Investments consisted of $3.0 million in short term US Treasury Bills which are stated at cost.

Note Receivable from SPD Control Systems

On May 9, 2007, the Company began participating in the funding of the ongoing development of automotive controllers by SPD Control Systems Corp., a licensee of the Company.
This development work is to produce the electronic controllers to operate SPD-Smart automotive windows and glass roof systems for one or more of the top five automotive makers in the world. The Company's funding of this project is reflected in the form of a senior secured convertible promissory note (the
"Note") of SPD Control Systems Corp. held by Research
Frontiers' wholly-owned subsidiary, SPD Enterprises Inc. The note bears interest at 10% per annum, is secured by all of the assets (including intellectual property) of SPD Control Systems, and is convertible at the option of SPD Enterprises into common stock of SPD Control Systems at an initial conversion price of $0.50 per share. This conversion price is adjustable downward to result in the issuance to SPD Enterprises of additional shares of SPD Control Systems common stock under certain conditions. The Note provides for funding of up to $150,000 by SPD Enterprises based upon the achievement of certain development milestones by SPD Control Systems. As of March
31, 2008, the principal amount outstanding under this Note was $112,500.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued FAS 157, "Fair Value Measurements," ("FAS
157"). FAS 157 defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. FAS 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. This standard does not expand the use of fair value to any new circumstances. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. On February
6, 2008 the FASB approved the Financial Staff Position that will defer the effective date of FAS 157 by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The partial adoption of FAS 157 for financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued FAS 159, "The Fair Value
Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115," ("FAS 159").
Under FAS 159, a company may elect to measure eligible financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, equity method investments, accounts payable, guarantees, issued debt and firm commitments. If elected, FAS 159 is effective for fiscal years beginning after November 15, 2007. Currently, we have not elected to account for any of our eligible items using the fair value option under FAS 159.

In December 2007, the FASB issued FAS 141R, "Business
Combinations" and FAS 160, "Business Combinations and
Noncontrolling Interests" (FAS 141R and FAS 160, respectively). FAS 141R and FAS 160 are effective for fiscal years beginning after December 15, 2008. FAS 141R changes the definitions of a business and a business combination, and will result in more transactions recorded as business combinations. Certain acquired contingencies will be recorded initially at fair value on the acquisition date, transaction and restructuring costs generally will be expensed as incurred and in partial acquisitions companies generally will record 100 percent of the assets and liabilities at fair value, including goodwill. We do not expect these pronouncements to have an effect on our financial statements unless we enter a business combination.

Fair Value Measurements

We adopted FAS 157 as of January 1, 2008, with the exception of the application of the statement to nonrecurring nonfinancial assets and nonfinancial liabilities.

FAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than quoted prices for similar assets or liabilities in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Financial assets accounted for at fair value on a recurring basis at March 31, 2008 include cash equivalents of $3.3 million and US Treasury Bills of $3.0 million. These assets are carried at fair value based on quoted market prices for identical securities (Level 1 inputs).


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

Results of Operations for the Three Month Periods Ended March 31, 2008 and 2007

Three months ended March 31, 2008 and 2007

The Company's fee income from licensing activities for first quarter of 2008 was $170,193, as compared to $29,792 for 2007. This difference in fee income was primarily the result of the Company entering into a new agreement with Hitachi Chemical regarding payments made by Hitachi Chemical to the Company for guaranteed access to future improvements in the Company's technology, the timing and amount of minimum annual royalties paid, and the date of receipt of such payment on certain license agreements, by end-product licensees, and an amendment to an existing license agreement with American Glass Products
("AGP"), which, among other things, increased the percentage royalty due from AGP from 5% to 15%. Certain license fees, which are paid to the Company in advance of the accounting period in which they are earned resulting in the recognition of deferred revenue for the current accounting period, will be recognized as fee income in future periods. Also, licensees may offset some or all of their royalty payments on sales of licensed products for a given period by applying these advance payments towards such earned royalty payments. Because the Company's license agreements typically provide for the payment of royalties by a licensee on product sales within 45 days after the end of the quarter in which a sale of a licensed product occurs (with some of the Company's more recent license agreements providing for payments on a monthly basis), and because of the time period which typically will elapse between a customer order and the sale of the licensed product and installation in a home, office building, automobile, aircraft, boat, or any other product, there could be a delay between when economic activity between a licensee and its customer occurs and when the Company gets paid its royalty resulting from such activity.

Operating expenses decreased by $621,269 for the first quarter of 2008 to $802,193 from $1,423,462 for the first quarter of 2007. This decrease was principally the result of non-cash charges in 2007 of $450,000 resulting from the expensing of primarily fully vested options granted during the first quarter of 2007. No options were granted in the first quarter of 2008 although a charge of $31,603 was recorded in 2008 relating to the vesting of options previously granted to a consultant. Also contributing to the decrease in operating expenses for the first quarter of 2008 were lower payroll ($98,000), patent ($83,000), and marketing ($31,000) expenses, partially offset by higher accounting fees associated with the requirement that the Company's internal controls over financial reporting are now audited ($47,000).

Research and development expenditures decreased by $172,412 to $419,900 for the first quarter of 2008 from $592,312 for the first quarter of 2007. This decrease was principally the result of non-cash charges in 2007 of $241,000 resulting from the expensing of fully vested options granted during the first quarter of 2007 to the Company's scientific personnel. No options were granted in the first quarter of 2008. Partially offsetting this decrease in research and development expenses during the first quarter of 2008 were higher payroll expenses ($36,000), consulting and materials costs ($18,000), as well as higher rent and allocated building costs ($8,000).

Investment income for the first quarter of 2008 was $67,406 as compared to income from its investing activities of $56,834 for the first quarter of 2007. This difference was primarily due to higher cash balances available to invest for the entire quarter in 2008 partially offset by lower interest rates.

As a consequence of the factors discussed above, the Company's net loss was $984,494 ($0.06 per common share) for the first quarter of 2008 as compared to $1,929,148 ($0.13 per common share) for the first quarter of 2007. The difference is primarily due to non-cash accounting charges during the first quarter of 2007 of $690,950 ($0.05 per common share) resulting from the issuance of stock options.

Financial Condition, Liquidity and Capital Resources

During the first three months of 2008, the Company's cash and cash equivalent balance decreased by $3,975,255 principally as a result of the company investing $2,987,603 of its cash in short term investments (US Treasury Bills), as well as cash used to fund the Company's operating activities of $902,989. At March
31, 2008, the Company had working capital of $6,110,853 and its shareholders' equity was $6,377,917.

The Company occupies premises under an operating lease agreement which expires on January 31, 2014 and requires minimum annual rent which rises over the term of the lease to approximately $138,269.

The Company expects to use its cash to fund its research and development of SPD light valves and for other working capital purposes. The Company's working capital and capital requirements depend upon numerous factors, including the results of research and development activities, competitive and technological developments, the timing and cost of patent filings, the development of new licensees and changes in the Company's relationships with its existing licensees. The degree of dependence of the Company's working capital requirements on each of the foregoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements; the addition of new licensees may provide additional working capital or working capital requirements, and changes in relationships with existing licensees would have a favorable or negative impact depending upon the nature of such changes. Based upon existing levels of cash expenditures, existing cash reserves and budgeted revenues, the Company believes that it would not require additional funding until the end of 2009. There can be no assurance that expenditures will not exceed the anticipated amounts or that additional financing, if required, will be available when needed or, if available, that its terms will be favorable or acceptable to the Company. Eventual success of the Company and generation of positive cash flow will be dependent upon the extent of commercialization of products using the Company's technology by the Company's licensees and payments of continuing royalties on account thereof.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The information required by Item 3 has been disclosed in Item
7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2007. There has been no material change in the disclosure regarding market risk.

Item 4.   Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's periodic SEC filings. There were no changes in the Company's internal control over financial reporting during the quarterly period ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Forward-Looking Statements

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

Date: May 7, 2008