Form 10-Q
period 2008-06-30
RESEARCH FRONTIERS INC
filed 2008-08-07
CIK 793524

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                              FORM 10-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2008    Commission File No.  1-9399

                   RESEARCH FRONTIERS INCORPORATED
         (Exact name of registrant as specified in charter)



       Delaware                      	                11-2103466
(State of incorporation or organization)            	(IRS Employer
                                                  	Identification No.)

           240 Crossways Park Drive, Woodbury, N.Y.  11797
          (Address of principal executive offices)	(Zip Code)

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

                    Yes [  ]            No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 7, 2008, there were outstanding 15,442,834 shares of Common Stock, par value $0.0001 per share.



                   RESEARCH FRONTIERS INCORPORATED

                     Consolidated Balance Sheets

		                             June 30,2008
	      Assets	                      (Unaudited)	December 31,2007

Current assets:
 Cash and cash equivalents	             $	2,480,265	      7,260,192
 Investments (US Treasury Securities)          	2,975,628	             --
 Royalty receivables, net of reserves of
  $163,674 in both periods	                  125,206	        101,028
 Prepaid expenses and other current assets	   76,370	        108,236
  		Total current assets    	5,657,469	      7,469,456

Fixed assets, net		               	  130,327       	127,419
Note receivable SPD Control Systems	          112,500        	 37,500
Deposits and other assets	                   29,623	         25,030

              Total assets                    $	5,929,919             7,659,405

	Liabilities and Shareholders' Equity

Current liabilities:
 Accounts payable		              $   181,754       	144,441
 Deferred revenue                                  30,000	             --
 Accrued expenses and other	                  154,966               184,156

       Total liabilities	                  366,720	        328,597

Commitments and Contingencies

Shareholders' equity:
 Capital stock, par value $0.0001 per share;
  authorized 100,000,000 shares, issued and
  outstanding 15,442,834 and 15,440,434
  shares, respectively				    1,544	          1,544
 Additional paid-in capital          	       77,211,392            77,131,013
 Accumulated deficit                          (71,649,737)          (69,801,749)

	     Total shareholders' equity	        5,563,199             7,330,808

Total liabilities and shareholders' equity    $	5,929,919	      7,659,405

See accompanying notes to consolidated financial statements.




                     RESEARCH FRONTIERS INCORPORATED

                  Consolidated Statements of Operations

                               (Unaudited)

                                 Six months ended        Three months ended
                            June 30,2008 June 30,2007  June 30,2008 June 30,2007

Fee income                  $   304,944       87,001   $   134,751       57,209

Operating expenses            1,508,467    2,003,712       706,274      580,250

Research and development        744,961      898,332       325,061      306,020

                              2,253,428    2,902,044     1,031,335      886,270

     Operating loss          (1,948,484)  (2,815,043)     (896,584)    (829,061)

Net investment income           100,496      150,924        33,090       94,090

Net loss                   $ (1,847,988)  (2,664,119)  $  (863,494)    (734,971)

Basic and diluted net loss
   per common share        $       (.12)        (.18)  $      (.06)        (.05)

Weighted average number of
common shares outstanding    15,440,724   15,126,725    15,441,014   15,351,928

See accompanying notes to consolidated financial statements.



                    RESEARCH FRONTIERS INCORPORATED

                 Consolidated Statements of Cash Flows

                              (Unaudited)


                                                        Six months ended
                                                  June 30,2008    June 30, 2007

Cash flows from operating activities:
 Net loss                                          $(1,847,988)    (2,664,119)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization                        19,219         16,448
   Stock based compensation                             63,204        690,950
   Changes in assets and liabilities:
    Royalty receivables                                (24,178)       (52,417)
    Prepaid expenses and other assets                   27,723         17,723
    Deferred revenue                                    30,000         19,583
    Accounts payable and accrued expenses                8,123         (2,844)

        Net cash used in operating activities       (1,724,347)    (1,974,676)

Cash flows from investing activities:
 Purchase of fixed assets                              (22,127)       (15,976)
 Note receivable from SPD Control Systems              (75,000)       (37,500)
 Purchase of Investments (US Treasury Securities)   (4,475,628)            --
 Proceeds from Investments (US Treasury Securities)  1,500,000             --

        Net cash used in investing activities       (3,072,755)       (53,476)

Cash flows from financing activities:
 Proceeds from the exercise of options                   17,175            --
 Proceeds from issuances of common stock and warrants        --     7,565,189

        Net cash provided by financing activities        17,175     7,565,189

Net increase (decrease) in cash and cash equivalents (4,779,927)    5,537,037

Cash and cash equivalents at beginning of year        7,260,192     3,000,521

Cash and cash equivalents at end of period          $ 2,480,265     8,537,558


See accompanying notes to consolidated financial statements.




                     RESEARCH FRONTIERS INCORPORATED
                Notes to Consolidated Financial Statements
                               June 30, 2008
                                (Unaudited)

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S.
generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K (Form 10-K) relating to Research Frontiers Incorporated (the Company) for the fiscal year ended December 31, 2007.

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

No options were granted during the first six months of 2008. During the quarter ended March 31, 2007, the Company granted fully vested options to purchase 96,000 shares of its common stock to employees, directors, and an outside consultant. The Company utilized the Black-Scholes option valuation method to value these options, and the assumptions used in such valuation were as follows: Volatility: 73.61%; Risk-free Interest Rate:
4.729%; Expected Option Life: 5 years; Stock Price on Date of
Grant: $11.375 resulting in a per option value of $7.1974. This resulted in the Company recording a non-cash charge to operations of $690,950 during the first quarter of 2007.

Shareholders' Equity

Issuance of Common Stock

For the first six months ended June 30, 2008, the Company received $17,175 in proceeds from the exercise of 2,400 options.

For the six months ended June 30, 2007, the Company received $6,640,000 (net of expenses) in proceeds from the sale of 682,102 shares of its common stock. In addition, the Company received $925,165 in proceeds from the exercise of 132,200 options and warrants. In addition, during the six months ended June 30, 2007, 54,494 shares were issued through the cashless exercise of certain options under which the number of shares issuable upon exercise of such option was reduced by 87,606 shares in payment of the exercise price of options to purchase 101,000 shares plus the receipt of $24 in cash for fractional shares.

Treasury Stock

The Company did not repurchase any of its stock during the six months ended June 30, 2008 or 2007.

Investments

The Company classifies investments in marketable securities as trading, available-for-sale or held-to-maturity at the time of purchase and periodically re-evaluates such classifications. Trading securities are carried at fair value, with unrealized holding gains and losses included in earnings. Held-to-maturity securities are recorded at cost and are adjusted for the amortization or accretion of premiums or discounts over the life of the related security. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss) until realized. In determining realized gains and losses, the cost of securities sold is based on the specific identification method. Interest and dividends on the investments are accrued at the balance sheet date. At June 30, 2008, Investments consisted of $3.0 million in short term US Treasury Securities which are stated at cost.

Note Receivable from SPD Control Systems

On May 9, 2007, the Company began participating in the funding of the ongoing development of automotive controllers by SPD Control Systems Corp., a licensee of the Company.
This development work is to produce the electronic controllers to operate SPD-Smart automotive windows and glass roof systems for one or more of the top five automotive makers in the world. The Company's funding of this project is reflected in the form of a senior secured convertible promissory note (the "Note") of SPD Control Systems Corp. held by Research
Frontiers' wholly-owned subsidiary, SPD Enterprises Inc. The note bears interest at 10% per annum, is secured by all of the assets (including intellectual property) of SPD Control Systems, and is convertible at the option of SPD Enterprises into common stock of SPD Control Systems at an initial conversion price of $0.50 per share. This conversion price is adjustable downward to result in the issuance to SPD Enterprises of additional shares of SPD Control Systems common stock under certain conditions. The Note provides for funding of up to $150,000 by SPD Enterprises based upon the achievement of certain development milestones by SPD Control Systems. As of June
30, 2008, the principal amount outstanding under this Note was $112,500.

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

In February 2007, the FASB issued FAS 159, "The Fair Value
Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115," ("FAS 159").
Under FAS 159, a company may elect to measure eligible financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, equity method investments, accounts payable, guarantees, issued debt and firm commitments. If elected, FAS 159 is effective for fiscal years beginning after November 15, 2007. Currently, we have not elected to account for any of our eligible items using the fair value option under FAS 159.

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

Financial assets accounted for at fair value on a recurring basis at June 30, 2008 include cash equivalents of approximately $2.5 million and US Treasury Securities of $3.0 million. These assets are carried at fair value based on quoted market prices for identical securities (Level 1 inputs).

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

Results of Operations for the Six Month Periods
Ended June 30, 2008 and 2007

The Company's fee income from licensing activities for the first six months of 2008 was $304,944 as compared to $87,001 for the first six months of 2007. This difference in fee income was primarily the result of the timing and amount of minimum annual royalties paid, and the date of receipt of such payment on certain license agreements, by end-product licensees, and the Company entering into an agreement in 2007 with Hitachi Chemical regarding payments made by Hitachi Chemical to the Company for guaranteed access to future improvements in the Company's technology. Certain license fees, which are paid to the Company in advance of the accounting period in which they are earned resulting in the recognition of deferred revenue for the current accounting period, will be recognized as fee income in future periods. Also licensees may offset some or all of their royalty payments on sales of licensed products for a given period by applying these advance payments towards such earned royalty payments. Because the Company's license agreements typically provide for the payment of royalties by a licensee on product sales within 45 days after the end of the quarter in which a sale of a licensed product occurs (with some of the Company's more recent license agreements providing for payments on a monthly basis), and because of the time period which typically will elapse between a customer order and the sale of the licensed product and installation in a home, office building, automobile, aircraft, boat, or any other product, there could be a delay between when economic activity between a licensee and its customer occurs and when the Company gets paid its royalty resulting from such activity.

Operating expenses decreased by $495,245 for the first six months of 2008 to $1,508,467 from $2,003,712 for the first six months of 2007. This decrease was principally the result of decreased non-cash charges to operating expenses ($450,000) resulting from the expensing of options granted during the first quarter of 2007, lower payroll ($142,000) and marketing expenses ($45,000), partially offset by higher professional fees ($57,000) and a non-cash compensation charge for options granted to a consultant ($63,000).

Research and development expenditures decreased by $153,371 to $744,961 for the first six months of 2008 from $898,332 for the first six months of 2007. This decrease was principally the result of decreased non-cash charges to research and development expenses ($241,000) resulting from the expensing of options granted during the first quarter of 2007 to the Company's scientific personnel, partially offset by higher payroll ($64,000) and consulting expenses ($14,000), and higher allocated rent and building maintenance costs ($24,000).

The Company's net investment income for the first six months of 2008 was $100,496, as compared to net investment income of $150,924 for the first six months of 2007. This difference was primarily due to lower cash balances available to invest as well as lower interest rates.

As a consequence of the factors discussed above, the Company's net loss was $1,847,988 ($0.12 per common share) for the first six months of 2008 as compared to $2,664,119 ($0.18 per common share) for the first six months of 2007. The difference is primarily due to higher non-cash accounting charges of $628,000 ($0.04 per common share) resulting from the issuance of stock options during the first quarter of 2007.

Results of Operations for the Three Month Periods
Ended June 30, 2008 and 2007

The Company's fee income from licensing activities for the second quarter of 2008 was $134,751 as compared to $57,209 for the second quarter of 2007. This difference in fee income was primarily the result of the timing and amount of minimum annual royalties paid, and the date of receipt of such payment on certain license agreements, by end-product licensees, and the Company entering into an agreement in 2007 with Hitachi Chemical regarding payments made by Hitachi Chemical to the Company for guaranteed access to future improvements in the Company's technology. Certain license fees, which are paid to the Company in advance of the accounting period in which they are earned resulting in the recognition of deferred revenue for the current accounting period, will be recognized as fee income in future periods. Also, licensees may offset some or all of their royalty payments on sales of licensed products for a given period by applying these advance payments towards such earned royalty payments. Because the Company's license agreements typically provide for the payment of royalties by a licensee on product sales within 45 days after the end of the quarter in which a sale of a licensed product occurs (with some of the Company's more recent license agreements providing for payments on a monthly basis), and because of the time period which typically will elapse between a customer order and the sale of the licensed product and installation in a home, office building, automobile, aircraft, boat, or any other product, there could be a delay between when economic activity between a licensee and its customer occurs and when the Company gets paid its royalty resulting from such activity.

Operating expenses increased by $126,024 for the second quarter of 2008 to $706,274 from $580,250 for the second quarter of 2007. This increase was principally the result of higher patent expenses ($82,000), professional fees ($10,000), and a non-cash compensation charge for options granted to a consultant ($32,000), partially offset by lower marketing expenses ($14,000) and lower payroll ($12,500).

Research and development expenditures increased by $19,041 to $325,061 for the second quarter of 2008 from $306,020 for the second quarter of 2007. This increase was principally the result of higher payroll expenses ($34,000), higher insurance costs ($15,000), and higher allocated rent and building costs ($16,000), partially offset by lower materials costs ($42,000).

The Company's net investment income for the second quarter of 2008 was $33,090, as compared to net investment income of $94,090 for the second quarter of 2007. This difference was primarily due to lower cash balances available to invest as well as lower interest rates.

As a consequence of the factors discussed above, the Company's net loss was $863,494 ($0.06 per common share) for the second quarter of 2008 as compared to $734,971 ($0.05 per common share) for the second quarter of 2007.

Financial Condition, Liquidity and Capital Resources

During the first six months of 2008, the Company's cash and
cash equivalent balance decreased by $4,779,927 principally as a result of the purchase of US Treasury Securities of $2,975,628 as well as cash used to fund the Company's operating activities
of $1,724,347.   At June 30, 2008, the Company had working
capital of $5,290,749 and its shareholders' equity was $5,563,199.

The Company occupies premises under an operating lease agreement which expires on January 31, 2014 and requires minimum annual rent which rises over the term of the lease to approximately $138,269.

The Company expects to use its cash to fund its research and development of SPD light valves and for other working capital purposes. The Company's working capital and capital requirements depend upon numerous factors, including the results of research and development activities, competitive and technological developments, the timing and cost of patent filings, the development of new licensees and changes in the Company's relationships with its existing licensees. The degree of dependence of the Company's working capital requirements on each of the foregoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements; the addition of new licensees may provide additional working capital or working capital requirements, and changes in relationships with existing licensees would have a favorable or negative impact depending upon the nature of such changes. Based upon existing levels of cash expenditures, existing cash reserves and budgeted revenues, the Company believes that it would not require additional funding until the beginning of 2010. There can be no assurance that expenditures will not exceed the anticipated amounts or that additional financing, if required, will be available when needed or, if available, that its terms will be favorable or acceptable to the Company. Eventual success of the Company and generation of positive cash flow will be dependent upon the extent of commercialization of products using the Company's technology by the Company's licensees and payments of continuing royalties on account thereof.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The information required by Item 3 has been disclosed in Item
7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2007. There has been no material change in the disclosure regarding market risk.

Item 4.   Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's periodic SEC filings. There were no changes in the Company's internal control over financial reporting during the quarterly period ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II.          OTHER INFORMATION

Item 5.   Submission of Matters to a Vote of Security-Holders

The Annual Meeting of Stockholders of Research Frontiers Incorporated was held on June 12, 2008. Listed below is a summary of how the 13,981,914 shares voted at the Annual
Meeting on the various proposals voted upon and adopted at the Annual Meeting. For the election of Robert L. Saxe as a Class III member of the Company's Board of Directors, 12,400,793 shares were voted in favor of election, and 1,581,121 votes were withheld. For the election of Robert M. Budin as a Class III member of the Company's Board of Directors, 12,495,827 shares were voted in favor of election, and 1,486,087 votes were withheld. For the ratification of the appointment of BDO Seidman, LLP as independent registered accountants of the Company for the fiscal year ending December 31, 2008, 13,260,579 shares were voted in favor of appointment, 650,492 shares were voted against, and 70,843 shares abstained from voting. For the adoption of the Company's 2008 Equity
Incentive Plan, 4,643,512 shares were voted in favor of adoption, 1,792,199 shares were voted against, and 135,022 shares abstained from voting. The shareholder proposal regarding the reporting of certain production and sales information of third parties was defeated with 1,740,218 shares voting for the proposal, 4,672,393 shares voting against the proposal, and 158,122 shares abstaining from voting.

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

Date: August 7, 2008