Form 10-K
period 2008-12-31
RESEARCH FRONTIERS INC
filed 2009-03-10
CIK 793524

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
	                     WASHINGTON, D.C.  20549

                             	FORM 10-K

        	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of
	            THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008	   	Commission File Number 1-9399

                        RESEARCH FRONTIERS INCORPORATED
          (Exact name of registrant as specified in its charter)

                           DELAWARE                        11-2103466
               (State or other jurisdiction of          (I.R.S. Employer
               incorporation or organization)          Identification No.)

          240 CROSSWAYS PARK DRIVE
          WOODBURY, NEW YORK                           11797-2033
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

As of March 10, 2009 there were 15,742,784 shares of Research Frontiers Incorporated common stock outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates was $91,960,369 computed in accordance with the rules of the SEC by reference to the closing price of the Company's common stock as of June 30, 2008 which was $6.31. In making this computation, all shares known to be owned by directors and executive officers of the Company and all shares known to be owned by other persons holding in excess of 5% of the Company's common stock have been deemed held by "affiliates" of the Company, and awards of restricted stock subject to vesting are assumed to have been fully issued and outstanding. Nothing herein shall prejudice the right of the Company or any such person to deny that any such director, executive officer, or stockholder is an "affiliate."


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

    In addition to the near-term product applications listed above, prototypes of SPD-Smart flat panel displays, eyewear, and self-dimming automotive rear-view mirrors have been developed. These prototypes demonstrate the feasibility and operation of the products they relate to, but in some cases may need additional product design, engineering or testing before commercial products can be introduced.

    Recent progress with regard to market development and commercialization activity has been the result of focused and active efforts by Research Frontiers and its key production and end-product licensees who have invested in product development and improvements, production facilities, increased production capacity, durability, performance testing, quality control and assurance, and marketing programs. Licensees supplying chemical emulsion or film to end-product licensees now are increasing production capacity to prepare for potentially large and developing markets for SPD-Smart products. Research Frontiers believes that with the normal progression of product and manufacturing improvements, and as licensees become more experienced at the lamination, fabrication and installation of SPD-Smart products for various applications, the adoption rates for SPD-Smart products will grow and accelerate, resulting in a growing stream of royalty income for the Company.

     As part of their marketing and branding programs, many of our licensees have developed their own trademarks for SPD-Smart emulsion, film, and end-products and these are listed in their respective press releases, product brochures, advertising and other promotional materials. Research Frontiers uses the following trademarks: SPD-Smart(tm), SPD-SmartGlass(tm), VaryFast(tm), SPD-CleanTech(tm), SPD Clean Technology(tm), SmartGlass(tm), The View of the Future - Everywhere you Look(tm), Powered by SPD(tm), Powered by SPD-CleanTech(tm), Powered by SPD Clean Technology(tm), SPD Green and
Clean(tm), SPD On-Board(tm), Speed Matters(tm), and Visit SmartGlass.com - to change your view of the world(tm).

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

Industry Trends

    While economic activity around the world is currently in a severe downturn, there are also favorable converging trends in the major near-term markets for SPD-Smart products. These trends are gaining momentum and strength. In both public and private sectors across the world, there are substantial efforts targeted toward the promotion and use of energy efficient materials, including those used in windows and other glazings for homes, buildings, automobiles, aircraft and boats. For example, as part of its sustainable design strategies, the architectural community is actively using "daylight harvesting" systems to more effectively capture and control natural light as part of energy reduction strategies to offset electricity used by artificial lighting. There also is a growing trend toward the use of more glass in all of the near-term SPD markets. In addition to design, aesthetic and other benefits, this expanded use of glass also supports a growing body of research which finds that the presence of natural light improves the well-being and productivity of individuals. Products using SPD-Smart light-control technology can play an important role in supporting these converging global trends.


    For architectural applications, a number of market forces are having an upward influence on demand for SPD-Smart glass. Many architects are specifying more glass in their designs to support building occupants' sense of connectedness to the outside environment. Also significant is the heightened attention to energy efficiency in both commercial and residential buildings. With buildings in the United States and Europe now accounting for an estimated 39-40% of total energy use and upwards of 70% of electricity consumption, many architects and building owners are striving for sustainable, "green" buildings that are highly energy-efficient, reduce environmental impact, and improve occupant health and well-being. In addition, the design community is increasingly interested in advanced daylighting systems in buildings that lower electrical lighting usage and reduce heating and cooling loads. Because of this, the ability to control light, glare and heat in these building applications is very important and advanced solutions often are needed to optimize operating efficiencies. SPD-Smart technology, especially when integrated with intelligent building systems, provides effective shading, glare control and heat management solutions for offices and homes.
As a result, architects and developers are now specifying SPD-
Smart products in their projects, and both the number and size of these projects are increasing. An example of a recently completed project is the substantial installation of SPD-
SmartGlass at Indiana University's Health Information and Translational Sciences Building.

    In the automotive industry, global trends include the introduction of larger sunroofs and panoramic roof panels in transportation vehicles, and a higher percentage of these vehicles having a sunroof or using more glass in the roof. In addition, automobile manufacturers are beginning to introduce "cielo" glass systems where the windshield of the vehicle joins with the glass in the roof of the vehicle to form one continuous piece of curved glass. The SPD-Smart component of these cielo systems can start with the blue band on the top of the windshield (the rest of the windshield would not use any kind of dark tint because regulations require that the main part of the windshield not have less than 70% light transmission at all times) and extend back to encompass the entire glass roof.
Some automakers have recently begun to incorporate SPD-SmartGlass in concept vehicles, with some of these concept vehicles being exhibited at major auto shows and are developing SPD-Smart glass products for production vehicles as well. SPD-SmartGlass has also been shown in armored automotive glass applications.

    In the aerospace industry there is also a trend towards larger windows, most notably in the "transport category" (commercial passenger aircraft) segment. The world's two largest aircraft manufacturers have announced their interest to include electronic smart window shades in their aircraft, and strong interest exists at other OEMs as well. Electronic aircraft window shades may use SPD technology, or may use other smart window technologies such as liquid crystal or electrochromic technology. For use in aircraft, SPD-Smart window shades are made of plastic instead of glass to save weight for a given window thickness, and to avoid breakage risks. The Company believes its SPD technology offers important performance advantages over other technologies including weight-savings and faster, more uniform response time. To date, SPD technology is also the only commercially available light-control smart window technology known to have passed the stringent safety and durability tests required by the aviation industry. Today SPD-Smart window shades are flying in various aircraft including those used in general aviation (private and business aircraft) and military aviation. SPD-Smart window shades are also beginning to be used in commercial passenger aircraft.

    In the marine application for SPD-Smart technology, to satisfy various objectives, many yacht manufacturers currently employ less than ideal glazing solutions. For example, some report having to use as many as five different types of glass in a typical yacht to satisfy diverse glazing needs. SPD-Smart window technology can reduce the number of different types of glass used in these yachts because of its increased functionality and superior performance and versatility. SPD-SmartGlass has appeared in glass designed for yachts and other marine vessels. Because boat operators experience substantial exposure to direct sunlight, SPD-Smart products provide an innovation that allows these operators to manage incoming light, glare and heat while achieving privacy or maintaining one's view as needed or desired.

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

    In June 2008, The Freedonia Group, a highly regarded independent market research firm serving the glass industry and others, announced the release of its 2008 Advanced Glass
Study. In that study, Freedonia projected a compound annual growth rate in United States smart glass demand through 2017 of 10.2%, a level more than twenty times the rate for flat glass demand overall in the U.S. Further, in the narrative accompanying the release of this study, Freedonia shared these very positive comments about SPD technology:

    "[D]emand for smart glass is expected to finally have a significant impact outside of the electrochromic mirrors and liquid crystal display privacy glass that have been available for some years. The much-awaited commercial roll-out of suspended particle device (SPD) smart glass technologies is now expected to occur, sparking well above average growth for the category through 2012."

Historical Background and Recent Developments

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

     After this hiatus in SPD film availability, a number of significant events began in 2007 and continue through 2009 that have helped the development of the Company's business worldwide.

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

     Research Frontiers licensee InspecTech Aero Service Inc. reported that it received FAA certification for, and has installed SPD-Smart windows on, various aircraft. Initially, these installations involved aftermarket upgrades by select customers to existing aircraft. On February 9, 2007, Raytheon Aircraft Company (now known as the Hawker Beechcraft Corporation) announced that it is offering to its aftermarket customers SPD-Smart electronic window shades, manufactured by InspecTech
Aero Service, on Raytheon's Beechcraft(r) King Air aircraft. A Supplemental Type Certificate (STC) was issued by the FAA in January 2007 to InspecTech for all models of King Air aircraft, and additional aircraft manufacturers and their airline customers are currently evaluating SPD-Smart window shades for their aircraft. InspecTech reports having engineered SPD-Smart windows for other aircraft in response to their work with various aircraft manufacturers.

     On October 1, 2007, Isoclima S.p.A. launched its marketing program for its CromaLite(tm) brand of SPD-Smart glass. Isoclima featured CromaLite at Vitrum 2007 from October 3-6 in Milan, Italy and at the 47th International Boat Show in Genoa, Italy from October 6-14. Vitrum 2007 is the international trade fair for machinery, equipment and systems for the processing of flat and hollow glass. Isoclima also exhibited SPD-Smart glass to the marine market at the 48th Genoa International Boat Show in Genoa, Italy in October
2008. These boat shows are some of the world's leading marine shows.

     Research Frontiers and its licensees are currently working with multiple automotive manufacturers to introduce SPD-
Smart windows, sunroofs and roof systems on both concept and production vehicles.

     In September 2008, the automotive glass business of PPG Industries (now known as Pittsburgh Glass Works, LLC), was licensed to make SPD-Smart automotive glass products, including windows, sunroofs and roof glass systems. Pittsburg Glass Works is North America's largest automotive glass producer. With the addition of Pittsburgh Glass Works, the Company's large automotive glass licensees account for the vast majority of all glass produced for the automotive market throughout the world.

     At the 40th Tokyo Motor Show 2007, Hino Motors, Ltd., a subsidiary of Toyota Motor Corporation, featured a new concept S'elega Premium motorcoach with variable tint side windows using Research Frontiers' patented SPD-Smart light-control technology. The S'elega Premium on display at the Tokyo Motor Show had five large SPD-Smart side window panels with over 11 square meters of curved glass (more than 120 square feet).

     On October 30, 2007, Research Frontiers licensee
American Glass Products (AGP) introduced its new SPD-Smart products at the SEMA show in Las Vegas. These new SPD-
Smart products, introduced initially for the automotive aftermarket and offered under the brand name AGP Vario Plus-
Sky, use Research Frontiers' patented SPD-Smart technology that enables users to instantly, precisely and consistently control the amount of light, glare and heat passing through glass or plastic. At the SEMA show, AGP announced that its Vario Plus side- and rear-windows were available for 22 vehicle models in the United States market, with an additional 4 models under development. For the smart sunroof application, AGP announced that its Vario Plus products are under development for over 50 vehicle models in the US market. Additionally, AGP indicated that its Vario Plus windows and sunroofs are also under development for many more vehicle models worldwide, and that AGP can custom manufacture these products for virtually any vehicle. At the SEMA show, AGP also announced the launch of a global marketing campaign for its Vario Plus products. In October 2008, AGP announced a strategic technology partnership with DiMora Motorcar, and its plans to provide its Vario Plus-Sky brand of SPD-SmartGlass(tm) for DiMora Motorcar's Natalia SLS 2 sport luxury sedan.

     Within the automotive market, a potentially significant submarket is the armored glass market. Armored glass
(sometimes referred to as "transparent armor" and "bullet resistant glass") encompasses the military, non-military government, and civilian markets. While each of these submarkets have their own unique characteristics, some common characteristics include high price points, reduced price sensitivity, fast development cycles to incorporate new glass into vehicles, and the ability to incorporate SPD-Smart glass as an aftermarket upgrade. In addition, SPD-Smart technology in this market not only provides the usual benefits of light-control and UV blockage, but also adds enhanced security by introducing darker tints and privacy. A number of the Company's licensees such as American Glass Products, GKN Aerospace, Isoclima and Pittsburgh Glass Works are recognized industry leaders in the armored glass market and have developed and/or exhibited publicly armored SPD-Smart glass.

     Our market research suggests that about 20,000 to 25,000 non-military vehicles (utilizing between approximately 215,000 to 800, 000 square feet of glass) are built annually, either as specialty models by the automobile OEMs or by aftermarket converters, who account for the majority of sales of such vehicles. Given the relatively short development cycles (especially in the aftermarket segment), good price points, and in light of the ongoing work being done by our licensees in this field for specific government and civilian customers, armored vehicles have the potential to become an important source of near-term royalty revenue to Research Frontiers.

     In February 2008, GKN Aerospace Transparency Systems acquired a license covering SPD-Smart armored glass for vehicles. GKN is a world leader in armored transportation vehicles for both military and civilian vehicles.

     In October 2008, licensee Isoclima S.p.A. debuted at Security Essen 2008 and at Glasstec 2008 a Fiat Croma automobile outfitted by Isoclima with SPD-SmartGlass(tm). The Fiat Chroma featured five panels of Isoclima S.p.A.'s Cromalite(r) SPD-SmartGlass including two rear sidelites, two rear quarterlites and one backlite. The SPD-Smart glass for this vehicle uses remote control operation to instantly adjust light and glare coming through the windows. Isoclima also had a broader exhibit at these shows demonstrating a BMW Series 7 armored glass rear side window and other automotive products using its Cromalite(r) brand of SPD-Smart glass.

    There have been several recent milestones in the architectural application for SPD-Smart technology as well.

    In December 2007 AGC Flat Glass Europe (a wholly-owned subsidiary of Asahi Glass, the world's largest glass company) acquired a new license covering SPD-Smart architectural window applications.

     In September 2008, Research Frontiers licensee
SmartGlass International launched its line of SPD-SmartGlass architectural window products at the 100% Detail show in London, England. The show focuses on the latest developments in sustainability, innovation and design for the building environment, and SmartGlass International exhibited four large SPD-SmartGlass panels that were used in the walls of a circular meeting room at their stand at the show. These panels used second-generation SPD-Smart film supplied by Hitachi
Chemical Co., Ltd. with lamination done by SGI at their new and expanded manufacturing facility in Dublin, Ireland which houses the company's design, tempering, laminating and quality control operations, as well as its product showroom. SmartGlass International also announced the recent completion of a multi-panel SPD-Smart roof-lite project in London. At the 100% Details show, SmartGlass International's SPD-Smart products won the show's Most Innovative Building Product
Award.

     In November 2008, SPD Control Systems Corporation, a licensee of Research Frontiers, was an exhibitor at the 2008 Advanced Energy Conference in Hauppauge, New York, and demonstrated its 8-window Roadrunner controller at the conference. This controller, which was specifically designed for SPD-Smart windows and initially designed for the automotive market, is also being adapted for use in the architectural, marine and aerospace industries. The Roadrunner controller allows for the control of single or multiple SPD-Smart windows by several methods including manual dimmer or slider controls, automatic control from on-board systems, and self-regulated control via sensors. Earlier in the year in February, SPD Control Systems announced that it was awarded a $580,000 matching funds contract from the New York State Energy Research and Development Authority (NYSERDA) for the development and demonstration of a control system for architectural SPD-Smart window products. SPD Control Systems' Wireless Building
Control System include 8-window controllers (leveraging the company's controller designs for the automotive industry), advanced sensors, dynamic tinting algorithms and other distinctive operating features including an interface with other building services such as heating, ventilation and air conditioning (HVAC) and lighting.

     Activity in the SPD industry continued in 2009. In January 2009, Research Frontiers and its licensee SmartGlass International announced that they will feature SPD-SmartGlass at the Chameleon Materials exhibition hosted by the Technological Institute FCBA of Paris, France. The Chameleon Materials exhibition is open to the public from February through September 2009 and is arranged particularly for architects, designers, interior decorators and others serving the architectural market.

     In February 2009, Research Frontiers' licensee Innovative Glass Corp. announced the completion of the world's largest SPD-Smart glass project at Indiana University using next-generation SPD-Smart light control film. The project used almost 800 square feet of SPD-Smart glass in 59 interior and nine large exterior smart glass panels.

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

    The Company's market development department has a number of other initiatives in place. To help guide and prioritize its technical and marketing investments, the Company has also retained outside strategic marketing and other consultants to help generate increased short and medium term market penetrations for each of the major markets for the Company's light-control technology, and to provide support and guidance to the Company's licensees worldwide.

    The Company also has emerged as the world's leading resource for market research information on the subject of smart glass. Summary results of several first-of-their-kind research studies have been shared with industry, posted to the Company's website for global dissemination and reference, and used as the basis for media coverage and bylined articles. Examples of the aforementioned activities over the past year include:

(1) In April, the results of a first-of-its-kind market research study was presented at the 2008 Society of Vacuum Coaters Symposium on Cleantech Energy Conversion and Storage. In addition to summarizing trends in clean technology, Research Frontiers' presentation highlighted the expansion of smart glass into large-format applications, discussed daylighting applications for smart glass, and featured the results of a United States survey of architecture professionals on the subject of smart glass, daylighting and clean technology.

(2) In June, Research Frontiers presented the results of a market research study at the Clean Technology 2008 conference in Boston, Massachusetts. The presentation discussed smart glass and its applicability as a clean technology for architectural daylighting. It further summarized the results of a first-of-its-kind nationwide study of architecture professionals on the subject of smart glass, daylighting and sustainability. At this conference, Research Frontiers also served as an industry panelist for a workshop on clean technologies for green buildings.

(3) In October, Research Frontiers was invited to speak at the Fall Conference of the Fenestration Manufacturers Association in Marco Island, Florida. A presentation entitled "Smart Glass and Sustainable Buildings" was given.

    Research Frontiers also maintains an active role with various standards-setting organizations. These organizations include ASTM International and the National Fenestration Rating Council (NFRC), both of which have had or continue to have active committees developing standards for smart glass.

    As part of the mission to develop the industry and to support our licensees' acquiring specific SPD projects, in March of 2009 Research Frontiers announced the completion of the SPD-SmartGlass Design Center. Research Frontiers and its licensees have begun to host a series of events at this new facility. This center, which is also configured as an interactive and energy-efficient "smart" executive office and conference room, is located at the Company's corporate headquarters in Woodbury, New York. The SPD-SmartGlass Design Center features leading-edge SPD-Smart windows of different sizes
(some floor-to-ceiling) and framing materials. It has a multi-functional electronic controller system for manual, remote, and automatic smart glass switching, and includes a large enclosed area where private meetings and video presentations can be held. Adjacent to the Design Center, an interactive exhibit is being designed to provide guests with a history of smart glass, and also to showcase early generations and state-of-the-art examples of SPD-Smart products. This interactive area will also contain other types of smart glass, such as those using liquid crystal and electrochromic technologies, allowing users to operate and experience first-hand the differences in performance characteristics of different types of smart glass.

Licensees of Research Frontiers

     Currently, the Company's 35 licensees are categorized into four main areas: materials for making films (emulsions); film; lamination of film to glass or plastic, and end-products. Emulsion makers produce and combine the necessary materials (i.e. SPD particles and various liquids and special polymers) from which SPD-Smart films are made. The film makers coat a thin layer of emulsion between two sheets of plastic film, each of which has a transparent conductive coating. This emulsion is then partly solidified to form an SPD film that allows users to control the amount of light, glare and heat passing through this film. The end-product licensees then integrate this film into a variety of SPD-Smart products, or make electronic systems to control such SPD-Smart products. Some of these end-product licensees do their own lamination of the SPD light-control film to glass or plastic, and some outsource this lamination to other companies.

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

E.I. DuPont de Nemours   Architectural and automotive windows;SPD      Worldwide
                         emulsions and films for other licensees (2004)

Film Technologies        SPD film for other licensees and              Worldwide
  International          prospective licensees (2001)

GKN Aerospace Transpar-  Armored vehicle windows (2008)                Worldwide
 ency Systems Inc.

Global Mirror GmbH       Rear-view mirrors and sunvisors (1999)        Worldwide


Hotel Technologies LLC   SPD-Smart architectural window products      Worldwide
                         for the hotel industry (2004)


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

Laminated Technologies Inc. SPD film lamination for
                            other licensees (2002)                     Worldwide


Leminur Limited          Architectural windows (2003)                 Russia and
                                                                    countries of
                                                                   former Soviet
                                                                        Union

Nippon Sheet Glass Co., Ltd   SPD film for other licensee (2004)       Worldwide

Pilkington plc           SPD film lamination for other licensee (2004) Worldwide

Pittsburgh Glass Works,LLC SPD-Smart automotive windows                Worldwide
(f/k/a automotive glass business     and sunroofs(2008)
of PPG Industries, Inc.)

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

SPD Technologies, Inc.    Architectural windows (2002)                 Worldwide
(f/k/a Razor's Edge                                               (except Korea)
Technologies, Inc.)

SPD Systems, Inc.    Architectural, appliance and marine windows (2002)Worldwide
                                                                  (except Korea)

ThermoView Industries, Inc.   Architectural windows (2000)             Worldwide
                                                                  (except Korea)

Traco, Inc.              Architectural windows (2003)                  Worldwide
                                                                  (except Korea)


     Licensees of Research Frontiers who incorporate SPD technology into end-products will pay Research Frontiers a royalty of 5-15% of net sales of licensed products under license agreements currently in effect, and may also be required to pay Research Frontiers fees and minimum annual royalties.
Licensees who sell components (such as SPD emulsion or film) or lamination services to other licensees of Research Frontiers do not pay a royalty on such sale or service, and Research Frontiers will collect a royalty from the licensee incorporating these components into their own SPD-Smart end-products.
Research Frontiers' license agreements typically allow the licensee to terminate the license after some period of time, and give Research Frontiers only limited rights to terminate before the license expires. The licenses granted by the Company are non-exclusive and generally last as long as our patents remain in effect. Due to their bankruptcy filings or other termination of their general business activities or for other reasons, the Company does not believe that Polaroid Corporation, Kerros Limited, ThermoView Industries, BRG Group, SPD
Technologies and Film Technologies International are pursuing business activities with respect to SPD technology. Also the Company and licensee N.V. Bekaert, S.A mutually agreed to terminate their license agreement during 2008 for reasons unrelated to SPD technology. Some of the Company's other licensees are currently inactive with respect to SPD technology, but may hereafter become active again. To date, the Company has not generated sufficient revenue from its licensees to profitably fund its operations.

     Although the Company believes based upon the status of current negotiations that additional license agreements with third parties will be entered into, there can be no assurance that any such additional license agreements will be consummated, or of the extent to which any current or future licensee of the Company will produce or sell commercial products using the Company's technology or generate meaningful revenue from sales of such licensed products.

     The Company plans to continue to exploit its SPD-Smart light-control technology by entering into additional license and other agreements with end-product manufacturers such as manufacturers of flat glass, flat panel displays and automotive products, and with other interested companies who may wish to acquire rights to manufacture and sell the Company's proprietary emulsions and films.

     The Company's plans also call for further development of its technology and the provision of additional technological and marketing assistance to its licensees to develop commercially viable SPD-Smart products, and expand the markets for such products. The Company cannot predict when or if new license agreements will be entered into or the extent to which commercial products will result from its existing or future licensees because of general economic conditions and the risks inherent in the developmental process and because commercialization is dependent upon the efforts of its licensees as well as on the continuing research and development efforts of the Company.

     On March 10, 2009 the Company had twelve full-time employees, five of whom are technical personnel, and the rest of whom perform legal, marketing, investor relations, and administrative functions. Of these employees, two have obtained doctorates in chemistry, one has a masters degree in chemistry, one has extensive industrial experience in electronics and electrical engineering, and one has majored in physics. Three employees also have additional postgraduate degrees in business administration, including one doctorate in organization and management. Also the Company's suppliers and licensees have people on their teams with advanced degrees in a number of areas relevant to the commercial development of products using the Company's technology. The success of the Company is dependent upon, among other things, the services of its senior management, the loss of which could have a material adverse effect upon the prospects of the Company.

Competitive Technologies

     The Company believes that its SPD light-control technology has certain performance advantages over other
"smart glass" technologies which electrically vary the amount of light passing through windows and other smart products.
Since the non-SPD technologies listed below do not have published consistent pricing or cost data that can be relied upon, the Company does not describe any relative cost advantages that SPD technology might have over these other technologies.

     Variable light transmission technologies can be classified into two basic types: "active" technologies that can be controlled electrically by the user either automatically or manually, and "passive" technologies that can only react to ambient environmental conditions such as changes in lighting or temperature. One type of passive variable light transmission technology is photochromic technology; such devices change their level of transparency in reaction to external ultra-violet radiation. As compared to photochromic technology, the Company's SPD technology permits the user to adjust the amount of light passing through the viewing area of the device, rather than the viewing area of the photochromic device merely reacting to external radiation. In addition, the reaction time necessary to change from light to dark with SPD-Smart technology can be almost instantaneous, as compared to the much slower reaction time for photochromic devices. Also, unlike SPD technology, photochromic technology does not function well at the high and low ends of the temperature range in which smart windows and other devices are normally expected to operate, nor does photochromic technology perform well in vehicles or other enclosed settings where existing glass are blocking incoming ultra-violet light which is required for photochromic devices to operate..

     Active, user-controllable technologies, sometimes referred to as "smart" technologies, are generally more useful than passive technologies because they allow the user to actually control the state of the window. This control is achieved with a manual adjustment, or automatically when coupled with a timer or sensing device such as a photocell, motion detector, thermostat or other intelligent building system. There are three main types of active devices which are compared below:

-  Electrochromic devices (EC)
-  Liquid crystal devices (LC)
-  Suspended-particle devices (SPD)

    Electrochromic Technology: Electrochromic windows and rear-view mirrors use a direct current voltage to alter the molecular structure of electrochromic materials (which can be in the form of either a liquid, gel or solid film) causing the material to darken. When compared to electrochromic devices, SPD technology is expected to have numerous potential performance and manufacturing advantages, including some or all of the following:

-  faster response time
-  ability to precisely "tune" intermediate light-transmission states
-  consistent switching speed regardless of size of glazing area
-  more reliable performance over a wider temperature range
- higher contrast ratios and the capability of achieving darker shaded states for large area product applications
- default state (state requiring no power) is dark, maximizing solar heat gain benefits
-  lower electrical current drain
- higher estimated battery life in applications where batteries are used
- no "iris effect" (where light transmission changes first occur at the outer edges of a window or mirror and then work their way toward the center) when changing from clear to dark and back again
- SPD technology is a film-based technology that can be applied to plastic as well as glass, and which can be applied to curved as well as flat surfaces.

     Many companies with substantially greater resources than Research Frontiers such as 3M, Gentex Corp., Pilkington, PPG Industries, Saint-Gobain Glass and other large corporations have pursued or are pursuing projects in the electrochromic area. While some of these companies have reportedly discontinued or substantially curtailed their work on electrochromics due to technical problems and issues relating to the expense of these technologies, at least four companies, Saint-Gobain Glass, Sage Electrochromics, Inc., Gentex Corp.
and PPG Industries are currently actively working to commercialize electrochromic window products.

     Liquid Crystal Technology: To date, the main types of liquid crystal smart windows have been produced by Taliq Corp. (a subsidiary of Raychem Corp. which has since discontinued its liquid crystal operations and licensed its technology to others), Asahi Glass Co., Nippon Sheet Glass, Saint-Gobain Glass, Polytronix, Inc., DMDisplays, iGlass Projects Pty Limited, and
3M (which has also reportedly discontinued its liquid crystal film making operations). The first three companies listed above are also licensees of Research Frontiers Inc. for SPD-Smart technology. Liquid crystal windows only change from a cloudy, opaque milky-white to a clear state, are hazy when viewed at an angle and have no useful intermediate states. As compared to liquid crystal windows, SPD smart windows are expected to have some or all of the following advantages:

-  have less haze
-  operate over a wider temperature range
-  use less power
-  have higher contrast ratios
-  absorb and shade light, rather than simply scattering it
- permit an infinite number of intermediate states between a transparent state and a dark blue state, rather than being just two states.
-  offer superior solar heat gain control

   In the flat panel display market, further development (such as the achievement of faster switching speeds sufficient for full-motion video applications) is required if the Company expects to compete against various display technologies that are currently being used commercially such as liquid crystal displays ("LCDs") and organic light-emitting diodes
("OLEDs"). Some of the advantages that SPD displays might have include the ability to make displays without using sheet polarizers or alignment layers, and lower light loss and a corresponding reduction in backlighting requirements. Because of further development work to be done in this area, the Company cannot estimate when, or if, its licensees may begin to penetrate the flat panel display market.

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

Research and Development

     As a result of the Company's research and development efforts, the Company believes that its SPD technology is now, or with additional development will become, usable in a number of commercial products. Such products may include one or more of the following fields: "smart" windows, variable light transmission eyewear such as sunglasses and goggles, self-dimmable automotive sunroofs, sunvisors and mirrors, and instruments and other information displays that use digits, letters, graphic images, or other symbols to supply information, including scientific instruments, aviation instruments, automobile dashboard displays and, if certain improvements can be made in various features of the Company's SPD technology, portable computer displays and flat panel television displays. The Company believes that most of its research and development efforts have applicability to products that may incorporate the Company's technology. At its current state of development, the Company's technology has been judged sufficiently advanced by various of its licensees and their customers for them to proceed with the development, introduction and sale of SPD-Smart products. However, the Company is continuously investing in research and development because it believes that further improvements will result in accelerated and increased market penetration. The Company intends to continue its research and development efforts for the foreseeable future to improve its SPD light-control technology and thereby assist our licensees in the product development, sales and marketing of various existing and new SPD-Smart products.

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

   Research Frontiers' main goals in its research and development are:

-   developing wider ranges of light transmission and quicker switching speeds
-   developing different colored particles
-   reducing the voltage required to operate SPDs
- obtaining data and developing improved materials regarding environmental stability and longevity
- quantifying the degree of energy savings expected by users of the Company's technology including the degree that SPD technology can control heat and its contribution to energy savings directly and through daylight harvesting strategies in sustainable building designs.

     Excluding non-cash expenses associated with the grant of stock options to the Company's technical personnel, Research Frontiers incurred approximately $1,470,000, $1,293,000, and $1,171,000 during the years ended December 31, 2008, 2007, and 2006, respectively, for research and development. Research Frontiers plans to engage in substantial continuing research and development activities to invest in future improvements in SPD light-control technology and to expand for its licensees the capabilities of SPD-Smart technology and the markets for SPD-Smart products.

Patents and Proprietary Information

     Research Frontiers continues to make substantial investments in improving SPD-Smart light-control technology and to expanding its intellectual property portfolio. The Company has 32 United States patents in force, and four United States patent applications are pending. The Company's United States patents expire at various dates from 2009 through 2025. The Company has approximately 235 issued foreign patents and 249 foreign and international patent applications pending. The Company's foreign patents expire at various dates from 2009 through 2022. The Company believes that its SPD light-control technology is adequately protected by its patent position and by its proprietary technological know-how. However, the validity of the Company's patents has never been contested in any litigation. The Company also possesses know-how and relies on trade secrets and nondisclosure agreements to protect its technology. The Company generally requires any employee, consultant, or licensee having access to its confidential information to execute an agreement whereby such person agrees to keep such information confidential.

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

     Research Frontiers has a history of operating losses, expects to incur additional losses in the future, and consequently will need additional funds in the future to continue its operations. Because we expect that our future revenues will consist primarily of license fees (which have not been significant to date), unless our licensees produce and sell products using our technology, Research Frontiers will not be profitable. There is no guarantee that we will ever be profitable. Since Research Frontiers was started in 1965 through December
31, 2008, its total net loss was $72,396,592. Our net loss was $2,594,843 in 2008, $7,565,218 in 2007 (which includes a non-
cash accounting charge of $4,026,855 resulting from the expensing of stock options), and $3,303,633 in 2006.

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

     Research Frontiers depends upon the activities of its licensees in order to be profitable. We do not directly manufacture or market products using SPD technology.
Although a variety of products have been sold by our licensees, and because it is up to our licensees to decide when and if they will introduce products using SPD technology, we cannot predict when and if our licensees will generate substantial sales of such products. Research Frontiers' SPD technology is currently licensed to 35 companies. Other companies are also evaluating SPD technology for use in various products. In the past, some companies have evaluated our technology without proceeding further. Also, we do not intend to manufacture products using SPD technology. Instead we intend to continue to license our SPD technology to manufacturers of end products, films and emulsion. We expect that our licensees would be primarily responsible for manufacturing and marketing SPD-Smart products and components, but we are also engaging in market development activities to support our licensees and build the smart glass industry.

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

     The Company currently occupies approximately 9,500 square feet of space at an annual rental which in 2008 was approximately $191,000 for its executive office, research facility and SPD-Smart Glass Design Center at 240 Crossways
Park Drive, Woodbury, New York 11797 under a lease expiring January 31, 2014. The Company believes that its space, including its laboratory facilities, is adequate for its present needs.

ITEM 3.  	LEGAL PROCEEDINGS

     There are no legal proceedings pending by or against the Company.

ITEM 4.  	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	  	None

	                                 	PART II

ITEM 5. 	MARKET FOR THE REGISTRANT'S COMMON EQUITY,
       		RELATED STOCK HOLDER MATTERS AND ISSUER
	        PURCHASES OF EQUITY SECURITIES

(a)	Market Information

    (1) The Company's common stock is traded on the NASDAQ Capital Market. As of March 10, 2009, there were
15,742,784 shares of common stock outstanding.

    (2)	The following table sets forth the range of the high and
low selling prices (as provided by the National
Association of Securities Dealers) of the Company's common stock for each quarterly period within the past two fiscal years:

	Quarter Ended	       	 Low	   	 High
	March 31, 2007	        4.93		  12.33
	June 30, 2007	        9.55		  14.29
	September 30, 2007     10.00		  15.64
	December 31, 2007       7.90		  17.40
	March 31, 2008	        4.75		  10.32
	June 30, 2008		4.76		   7.99
	September 30, 2008	3.90		   6.21
 	December 31, 2008	1.55		   4.48

  	These quotations may reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

	(b)	Approximate Number of Security Holders

     As of March 10, 2009, there were 505 holders of record of the Company's common stock. The Company estimates that there are approximately 7,700 beneficial holders of the Company's common stock.

	(c)	Dividends

      The Company did not pay dividends on its common stock in 2008 and does not expect to pay any cash dividends in the foreseeable future. There are no restrictions on the payment of dividends.

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

                                            Year ended December 31,
                       2008	    2007         2006         2005         2004
Statement of Operations Data:
 Fee income      $1,679,919   $  402,359   $  162,639   $  138,742   $  201,321
 Operating
  expenses (1)    2,959,576    5,774,027    2,383,856    2,624,379    2,633,534
 Research
  and develop-
  pment (1)       1,469,760    2,529,576    1,170,503    1,391,657    1,682,624
 Charge for reduction
 in value of investment
 in SPD Inc.(2)          --           --           --           --      165,501
                  4,429,336    8,303,603    3,554,359    4,016,036    4,481,659
 Operating loss  (2,749,417)  (7,901,244)  (3,391,720)  (3,877,294)  (4,280,338)
 Net invest-
  ment income       154,574      336,026       88,087      129,762       17,597

Net loss        $(2,594,843) $(7,565,218) $(3,303,633) $(3,747,532) $(4,262,741)

Basic and diluted
net loss per
common share    $      (.17) $      (.50) $      (.24) $      (.27) $      (.33)
Dividends
 per share               --           --           --           --           --

Weighted
average
number of
commonshares
outstanding        15,441,789  5,278,796   14,028,509   13,692,011   12,792,091

                                                As of December 31,
                             2008         2007        2006     2005       2004
Balance Sheet Data:
 Total current assets     $4,937,531 $7,469,456 $3,126,381 $3,823,093 $2,716,964
 Total assets              5,283,880  7,659,405  3,251,637  3,957,205  2,860,673
 Long-term debt, including
  accrued interest                --         --         --         --         --
 Total shareholders'equity 4,872,185  7,330,808  2,992,621  3,646,254  2,392,303
----------------------------------------
(1) Reflects a non-cash charge of $2,790,656 to operating expenses, and a non-cash charge of $1,236,199 to research and development expenses relating to the issuance of stock options in 2007, which increased the Company's net loss for 2007 by $4,026,855.


(2) Reflects a non-cash charge against income of $209,704 recorded by the Company in the first quarter of 2004 to reflect a reduction in the value of its investment in SPD Inc. During the fourth quarter of 2004, the Company received a payment of $44,203 as part of a liquidation distribution made by SPD Inc. to its shareholders, resulting in a total net non-cash charge against income of $165,501 in 2004.


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

Results of Operations

Year ended December 31, 2008 Compared to the Year ended December 31, 2007

    The Company's fee income from licensing activities for 2008 was $1,679,919, as compared to $402,359 for 2007. This difference in fee income was primarily the result of the receipt of a one-time payment from a former licensee in full settlement of past due minimum annual royalties for several years and the Company entering into a new agreement with Hitachi Chemical regarding payments made by Hitachi Chemical to the Company for guaranteed access to future improvements in the Company's technology, the timing and amount of minimum annual royalties paid, and the date of receipt of such payment on certain license agreements, by end-product licensees. Certain license fees, which are paid to the Company in advance of the accounting period in which they are earned can result in the recognition of deferred revenue for the current accounting period, which will be recognized as fee income in future periods. Also, licensees may offset some or all of their royalty payments on sales of licensed products for a given period by applying these advance payments towards such earned royalty payments. Because the Company's license agreements typically provide for the payment of royalties by a licensee on product sales within 45 days after the end of the quarter in which a sale of a licensed product occurs (with some of the Company's more recent license agreements providing for payments on a monthly basis), and because of the time period which typically will elapse between a customer order and the sale of the licensed product and installation in a home, office building, automobile, aircraft, boat, or any other product, there could be a delay between when economic activity between a licensee and its customer occurs and when the Company gets paid its royalty resulting from such activity.

     Operating expenses decreased by $2,814,451 for 2008 to $2,959,576 from $5,774,027 for 2007. This decrease was principally the result of non-cash charges of $2,790,656 in 2007 relating to primarily fully vested stock options granted by the Company. Additional factors causing this decrease were lower payroll costs ($41,000), marketing costs ($81,000), and patent costs ($13,000) partially offset by increased reserves for uncollectable accounts ($40,000) and higher insurance costs ($29,000).

     Research and development expenditures decreased by $1,059,816 to $1,469,760 for 2008 from $2,529,576 for 2007.
This decrease was principally the result of non-cash charges of $1,236,199 in 2007 relating to fully vested stock options granted by the Company. Offsetting this decrease were higher payroll costs ($132,000), and insurance costs ($29,000).

     Investment income for 2008 was $154,574 as compared to $336,026 for 2007. The difference was primarily due to lower cash balances available to invest, as well as lower interest rates during 2008.

     As a consequence of the factors discussed above, the Company's net loss was $2,594,843 ($0.17 per share) for 2008 as compared to $7,565,218 ($0.50 per share) for 2007. The difference is primarily due to non-cash accounting charges of $4,026,855 ($0.26 per share) in 2007 relating to the issuance of common stock options as well as $1,277,560 ($0.08 per share) in higher fee income in 2008.

Year ended December 31, 2007 Compared to the Year ended December 31, 2006

     The Company's fee income from licensing activities for 2007 was $402,359, as compared to $162,639 for 2006. This difference in fee income was primarily the result of the Company entering into a new agreement with Hitachi Chemical regarding payments made by Hitachi Chemical to the Company for guaranteed access to future improvements in the Company's technology, the timing and amount of minimum annual royalties paid, and the date of receipt of such payment on certain license agreements, by end-product licensees, and an amendment to an existing license agreement with American
Glass Products ("AGP"), which, among other things, increased the percentage royalty due from AGP from 5% to 15%. Certain license fees, which are paid to the Company in advance of the accounting period in which they are earned resulting in the recognition of deferred revenue for the current accounting period, will be recognized as fee income in future periods.
Also, licensees may offset some or all of their royalty payments on sales of licensed products for a given period by applying these advance payments towards such earned royalty payments. Because the Company's license agreements typically provide for the payment of royalties by a licensee on product sales within 45 days after the end of the quarter in which a sale of a licensed product occurs (with some of the Company's more recent license agreements providing for payments on a monthly basis), and because of the time period which typically will elapse between a customer order and the sale of the licensed product and installation in a home, office building, automobile, aircraft, boat or any other product, there could be a delay between when economic activity between a licensee and its customer occurs and when the Company gets paid its royalty resulting from such activity.

      Operating expenses increased by $3,390,171 for 2007 to $5,774,027 from $2,383,856 for 2006. This increase was primarily the result of non-cash charges of $2,790,656 relating to primarily fully vested stock options granted by the Company during the year. Additional factors causing this increase were higher payroll costs ($151,000), and marketing costs ($158,000), patent costs ($113,000) and insurance costs ($59,000).

      Research and development expenditures increased by $1,359,073 to $2,529,576 for 2007 from $1,170,503 for 2006.
This increase was primarily the result of non-cash charges of $1,236,199 relating to fully vested stock options granted by the Company during the year. Additional factors causing this increase were higher payroll costs ($52,000), insurance
($55,000) and consulting costs ($25,000).

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

Financial Condition, Liquidity and Capital Resources

      During 2008, the Company's cash and cash equivalents balance decreased $4,892,680 principally as a result of cash used to fund operations of $2,414,276 as well as net purchases of US Treasury Securities ($2,259,496), fixed assets ($76,220) and $112,500 invested in SPD Control Systems. At December
31, 2008, the Company had working capital of $4,525,836 and shareholders' equity of $4,872,185.

      During 2007, the Company's cash and cash equivalent balance increased by $4,259,671 principally as a result of net proceeds received from the issuance of common stock and on the exercise of options and warrants of $7,876,550 partially offset by cash used to fund operations of $3,517,185.

       During 2006, the Company's cash and cash equivalent balance decreased by $644,164 principally as a result of cash used to fund the Company's operating activities of $3,265,358 partially offset by $2,650,000 of net proceeds received from the issuance of common stock.

       The Company occupies premises under an operating lease agreement which expires on January 31, 2014 and requires minimum annual rent which rises over the term of the lease to approximately $176,669, plus tenant's share of applicable taxes.
These lease obligations are summarized over time as of December 31, 2008:

							Payments due by period
	                          <1 year	  1-3 years	4-5 years	>5 years  	Total
Operating lease obligations	  $167,000	 $513,000	 $192,000	 $     --   $872,000


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

     At times, the Company invests available cash and cash equivalents in money market funds or in short-term U.S.
treasury securities with maturities that are generally one year or less. Although the rate of interest paid on such investments in money market funds may fluctuate over time, each of the Company's investments in U.S. treasury securities is made at a fixed interest rate over the duration of the investment. Accordingly, the Company does not believe it is materially exposed to changes in interest rates as it generally holds these treasury securities until maturity.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

     As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chairman, and its CEO and CFO concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's periodic SEC filings. There were no changes in the Company's internal control over financial reporting during the quarterly period ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring
Organizations of the Treadway Commission, or the COSO Framework. Based on our evaluation under the COSO
Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

     The effectiveness of our internal control over financial reporting as of December 31, 2008 has been independently audited by BDO Seidman, LLP, an independent registered public accounting firm, and their attestation is included herein.

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors
Research Frontiers Incorporated
Woodbury, New York

     We have audited Research Frontiers Incorporated's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Research Frontiers Incorporated's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, "Management's Report on Internal Control Over Financial Reporting." Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

     In our opinion, Research Frontiers Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United
States), the consolidated balance sheets of Research Frontiers Incorporated as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 5, 2009 expressed an unqualified opinion thereon.

	/s/ BDO Seidman, LLP
	    Melville, New York
	    March 5, 2009

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

     The other information required by this Item 10 is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Commission on or before April 30, 2009, in connection with the Company's Annual Meeting of Stockholders scheduled to be held on June 11, 2009.

ITEM 11.   	EXECUTIVE COMPENSATION

     The information required by this Item 11 is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Commission on or before April 30, 2009, in connection with the Company's Annual Meeting of Stockholders scheduled to be held on June 11, 2009. Notwithstanding anything to the contrary set forth herein or in any of the Company's past or future filings with the Securities and Exchange Commission that might incorporate by reference the Company's definitive Proxy Statement, in whole or in part, the report of the compensation committee and the stock price performance graph contained in such definitive Proxy Statement shall not be incorporated by reference into this Annual Report on Form 10-K or in any other such filings.


ITEM 12. 	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this Item 12 is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Commission on or before April 30, 2009, in connection with the Company's Annual Meeting of Stockholders scheduled to be held on June 11, 2009.

ITEM 13.   	CERTAIN RELATIONSHIPS AND RELATED
                TRANSACTIONS AND DIRECTOR INDEPENDENCE.

     The information required by this Item 13 is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Commission on or before April 30, 2009, in connection with the Company's Annual Meeting of Stockholders scheduled to be held on June 11, 2009.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

     The information required by this Item 14 is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Commission on or before April 30, 2009, in connection with the Company's Annual Meeting of Stockholders scheduled to be held on June 11, 2009.

	                              PART IV

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                AND REPORTS ON FORM 8-K

	(a)(1) and (2)  Financial Statements and Financial
Statement Schedules

	The following consolidated financial statements of
Research Frontiers Incorporated are filed under Item 8 of this
Report.			                                                    Page

	Report of Independent Registered Public Accounting Firm		     F-1

	Consolidated Financial Statements:

		Consolidated Balance Sheets,
			December 31, 2008 and 2007		             F-2

		Consolidated Statements of Operations,
			Years ended December 31, 2008, 2007 and 2006         F-3

		Consolidated Statements of Shareholders' Equity,
			Years ended December 31, 2008, 2007 and 2006         F-4

		Consolidated Statements of Cash Flows,
			Years ended December 31, 2008, 2007 and 2006         F-5

	Notes to Consolidated Financial Statements		             F-6

	Schedule II - Valuation and Qualifying Accounts	............         F-20

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

 10.50 	License Agreement effective as of September 29, 2008
        between Research Frontiers Incorporated and PPG Industries, Inc. (now known as Pittsburgh Glass Works,
        LLC). Previously filed as an Exhibit to the Company's Current Report on Form 8-K dated October 6, 2008 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

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

			                   RESEARCH FRONTIERS INCORPORATED
						                (Registrant)

        				   /s/ Robert L. Saxe
					       Robert L. Saxe, Chairman of the Board

	    				   /s/ Joseph M. Harary
					        Joseph M. Harary, President and Treasurer
					(Principal Executive, Financial, and Accounting Officer)

Dated:  March 10, 2009

    	Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	  Signature        Position			   Date

/s/Robert M. Budin         Director		           March 10, 2009
   Robert M. Budin

/s/M. Philip Guthrie       Director		           March 10, 2009
   M. Philip Guthrie

/s/Joseph M. Harary        Director, President, Treasurer  March 10, 2009
   Joseph M. Harary

/s/Richard Hermon-Taylor   Director			   March 10, 2009
   Richard Hermon-Taylor

/s/Victor F. Keen      	   Director			   March 10, 2009
   Victor F. Keen

/s/Robert L. Saxe      	   Director, Chairman		   March 10, 2009
   Robert L. Saxe





       		Report of Independent Registered Public Accounting Firm


The Shareholders and Board of Directors
Research Frontiers Incorporated
Woodbury, New York

   	We have audited the accompanying consolidated balance sheets of Research Frontiers Incorporated as of December 31, 2008 and
2007 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we have also audited the schedule as listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

	   We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).
Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

	   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Research Frontiers Incorporated at December 31,
2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December
31, 2008, in conformity with accounting principles generally accepted in the United States of America.

	    Also, in our opinion, the financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

	    We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States),
Research Frontiers Incorporated's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the
Committee of Sponsoring Organizations of the Treadway
Commission (COSO) and our report dated March 5, 2009 expressed an unqualified opinion thereon.

		/s/ BDO Seidman, LLP

Melville, New York
March 5, 2009



                      RESEARCH FRONTIERS INCORPORATED

                       Consolidated Balance Sheets

                        December 31, 2008 and 2007

                         Assets                         2008           2007
Current assets:
 Cash and cash equivalents                   $     2,367,512   $  7,260,192
 Investments (US Treasury Securities)	           2,299,496	         --
 Royalty receivables, net of reserves
  of $203,674 in 2008 and $163,674 in 2007           128,787        101,028
 Prepaid expenses and other current assets           141,736        108,236

                 Total current assets              4,937,531      7,469,456

Fixed assets, net                                    159,900        127,419
Note receivable from SPD Control Systems             150,000         37,500
Deposits and other assets                             36,449         25,030

                 Total assets                $     5,283,880   $  7,659,405

       Liabilities and Shareholders' Equity

Current liabilities:
 Accounts payable                            $       104,680   $    144,441
 Accrued expenses and other                          307,015        184,156

    Total current liabilities                        411,695        328,597


Commitments (note 9)

Shareholders' equity:
  Common stock, par value $0.0001 per share;
   authorized 100,000,000 shares, issued and
   outstanding 15,442,834 and 15,440,434
   shares for 2008 and 2007                            1,544          1,544
  Additional paid-in capital                      77,267,233     77,131,013
  Accumulated deficit                            (72,396,592)   (69,801,749)

  Total shareholders' equity                       4,872,185      7,330,808

Total liabilities and shareholders' equity   $     5,283,880   $  7,659,405

See accompanying notes to consolidated financial statements.



                  RESEARCH FRONTIERS INCORPORATED

               Consolidated Statements of Operations

            Years ended December 31, 2008, 2007 and 2006


                                     2008           2007            2006

Fee income                 $    1,679,919   $    402,359      $ 162,639

Operating expenses              2,959,576      5,774,027      2,383,856
Research and development        1,469,760      2,529,576      1,170,503
                                4,429,336      8,303,603      3,554,359

          Operating loss       (2,749,417)    (7,901,244)    (3,391,720)

Net investment income             154,574        336,026         88,087

          Net loss         $   (2,594,843)  $ (7,565,218)  $ (3,303,633)

Basic and diluted net loss
per common share           $        (0.17)  $      (0.50)  $      (0.24)

Weighted average number of
common shares outstanding      15,441,789     15,278,796     14,028,509

See accompanying notes to consolidated financial statements.



                               RESEARCH FRONTIERS INCORPORATED
                        Consolidated Statements of Shareholders' Equity
                         Years ended December 31, 2008, 2007 and 2006



                                      Additional
                        Common Stock     Paid    Accumulated
                        Shares Amount in Capital   Deficit   Total


Balance,Dec.31,2005 13,812,559 $1,381$62,577,771$(58,932,898)$3,646,254
Issuance of
 common stock          694,948     70  2,649,930          --  2,650,000
Net loss                    --     --         --  (3,303,633)(3,303,633)
Balance,Dec.31,2006 14,507,507  1,451 65,227,701 (62,236,531) 2,992,621
Issuance of
  common stock         932,927     93  7,876,457          --  7,876,550
Issuance of options
 for services performed     --     --  4,026,855          --  4,026,855
Net loss                    --     --         --  (7,565,218)(7,565,218)
Balance,Dec.31,2007 15,440,434  1,544 77,131,013 (69,801,749) 7,330,808
Issuance of
  common stock           2,400     --     17,175          --     17,175
Issuance of options
 for services performed     --     --    126,408          --    126,408
Class B Warrant exercise fee--     --    ( 7,363)         --    ( 7,363)
Net loss                    --     --         --  (2,594,843)(2,594,843)
Balance,Dec.31,2008 15,442,834 $1,544$77,267,233$(72,396,592)$4,872,185

See accompanying notes to consolidated financial statements.


                               RSEARCH FRONTIERS INCORPORATED
                            Consolidated Statements of Cash Flows
                        Years ended December 31, 2008, 2007 and 2006

                                                   2008        2007         2006
Cash flows from operating activities:
 Net Loss                                   $(2,594,843)$(7,565,218)$(3,303,633)
  Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation and amortization                  43,739      37,426      37,662
  Stock based compensation                      126,408   4,026,855          --
  Provision for uncollectible
  royalty receivables                            40,000      90,000      25,000
  Change in assets and liabilities:
   Royalty receivables                          (67,759)   (131,028)    (50,000)
   Prepaid expenses and other current assets    (33,500)    (49,801)     77,548
   Accounts payable and accrued expenses         83,098      74,581     (51,935)
   Deposits and other assets                    (11,419)         --          --
     Net cash used in operating activities   (2,414,276( (3,517,185) (3,265,358)

Cash flows from investing activities:
 Purchases of fixed assets                      (76,220)    (62,194)    (28,806)
 Note receivable from SPD Control Systems      (112,500)    (37,500)         --
 Purchase of investments
   (US Treasury Securities)                  (6,784,496)         --          --
 Proceeds from investments
    (US Treasury Securities)                  4,485,000          --          --
Net cash used in investing activities        (2,488,216)    (99,694)    (28,806)

Cash flows from financing activities:
 Net proceeds from issuances of common stock
   and exercise of options and warrants            9,812  7,876,550   2,650,000

Net cash provided by financing activities          9,812  7,876,550   2,650,000

Net increase (decrease) in cash
and cash equivalents                          (4,892,680) 4,259,671    (644,164)
Cash and cash equivalents at beginning of year 7,260,192  3,000,521   3,644,685
Cash and cash equivalents at end of year      $2,367,512 $7,260,192  $3,000,521

See accompanying notes to consolidated financial statements.

                    	RESEARCH FRONTIERS INCORPORATED
               	Notes to Consolidated Financial Statements
	                    December 31, 2008, 2007 and 2006

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

The Company considers securities purchased with original maturities of three months or less to be cash equivalents. Cash equivalents consist of short-term investments in money market accounts at December 31, 2008 and 2007.

The Company maintains balances at financial institutions which may exceed Federal Deposit Insurance Corporation ("FDIC") insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts

(b)	Investments

The Company classifies investments in marketable securities as trading, available-for-sale or held-to-maturity at the time of purchase and periodically re-evaluates such classifications.
Trading securities are carried at fair value, with unrealized holding gains and losses included in earnings. Held-to-maturity securities are recorded at cost and are adjusted for the amortization or accretion of premiums or discounts over the life of the related security. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss) until realized. In determining realized gains and losses, the cost of securities sold is based on the specific identification method. Interest and dividends on the investments are accrued at the balance sheet date. At December
31, 2008, Investments consisted of $2.3 million in short term US Treasury Securities which are stated at cost, which approximates market value.

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

(e)	Revenue Recognition/Fee Income

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

Fee income represents amounts earned by the Company under various license and other agreements (note 8) relating to technology developed by the Company. During fiscal 2008, one licensee accounted for 60% (based upon a one-time payment), and another licensee accounted for 29% of fee income recognized during the year. During fiscal 2007, one licensee of the Company accounted for 61% of fee income recognized during the year. During fiscal 2006, four licensees of the Company accounted for 34%, 31%, 12% and 12%, respectively of fee income recognized during the year.

(f)	Basic and Diluted Loss Per Common Share

Basic earnings (loss) per share excludes any dilution. It is based upon the weighted average number of common shares outstanding during the period. Dilutive earnings (loss) per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company's dilutive earnings (loss) per share equals basic earnings (loss) per share for each of the years in the three-year period ended December 31, 2008 because all common stock equivalents (i.e., options and warrants) were antidilutive in those periods. The number of options and warrants that were not included because their effect is antidilutive was 2,627,480, 2,992,630, and 2,785,093 for 2008, 2007, and 2006, respectively.

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

In July 2006, FASB issued FAS Interpretation No. 48, "Accounting
for Uncertainty in Income Taxes   an interpretation of FAS No.
109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on future changes, classification, interest and penalties, accounting in interim periods, disclosures and transition. We adopted FIN 48 as of January 1, 2007. Under FIN
48, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in tax returns that do not meet these recognition and measurement standards. The adoption had no effect on the Company's financial statements. As permitted by FIN 48, we also adopted an accounting policy to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in our income tax provision. Previously, our policy was to classify interest and penalties as an operating expense in arriving at pre-tax income. At December 31, 2008 and 2007, we do not have accrued interest and penalties related to any unrecognized tax benefits. We do not believe we have any uncertain tax positions as of December
31, 2008.

The tax years subject to examination by major tax jurisdictions include the years 2005 and forward by the U.S. Internal Revenue
Service and certain states. The Company is not currently being audited by any tax jurisdiction.

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

Effective January 1, 2006, the Company adopted SFAS No.
123(R), "Share-based Payment."  SFAS No. 123(R) replaces SFAS
No. 123 and supersedes APB Opinion No. 25, SFAS 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such costs be measured at the fair value of the award. This statement was adopted using the modified prospective method, which required the Company to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based payment awards, expense is also recognized to reflect the remaining vesting period of awards that had been included in pro-forma disclosures in prior periods. All options outstanding as of December 31, 2005 were fully vested, and no new options were granted during 2006 or 2008. During 2007, the Company granted fully vested options to purchase 624,537 shares of common stock as well as options to purchase 30,000 shares of common stock that vest over the next two years. These grants resulted in an aggregate non cash compensation charge of $126,408 and $4,026,855 during 2008 and 2007, respectively. SFAS 123(R) also requires that tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows.

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

(n)      Recent Accounting Pronouncements

FAS 160 requires that a noncontrolling interest in a subsidiary be reported as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the noncontrolling interest with disclosure of both amounts on the consolidated statement of income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. The presentation provisions of FAS 160 are to be applied retrospectively, and FAS 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 160 is not expected to have a material impact on our consolidated financial statements.

In February 2008, the FASB issued FSP 157-2, Partial Deferral of the Effective Date of Statement 157" (FSP 157-2"). FSP 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. We are currently evaluating the impact of FSP 157-2 on nonfinancial assets and nonfinancial liabilities, but do not expect the adoption to have a material impact on our consolidated financial statements.

In March 2008, the FASB issued FAS 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" (FAS 161"). FAS 161 requires disclosures of the fair values of derivative instruments and their gains and losses in a tabular format. FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of FAS 161 is not expected to have a material impact on our consolidated financial statements.

In October 2008, the FASB issued FASB Staff Position No. FAS
157-3, Determining the Fair Value of a Financial Asset When the
Market for That Asset Is Not Active." This FSP applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS 157.
This FSP clarifies the application of SFAS 157 in determining the fair values of assets or liabilities in a market that is not active. This FSP is effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of this FSP did not have a material impact on our consolidated financial statements.

(o)  Fair Value Measurements

We adopted FAS 157 as of January 1, 2008, with the exception of the application of the statement to nonfinancial assets and nonfinancial liabilities.

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

Financial assets accounted for at fair value on a recurring basis at December 31, 2008 include cash equivalents of approximately
$2.4 million and US Treasury Securities of $2.3 million. These assets are carried at fair value based on quoted market prices for identical securities (Level 1 inputs).

	(3)	Note Receivable from SPD Control Systems

On May 9, 2007, the Company began participating in the funding of the ongoing development of automotive controllers by SPD
Control Systems Corp., a licensee of the Company. This development work is to produce the electronic controllers to operate SPD-Smart automotive windows and glass roof systems for one or more of the top five automotive makers in the world. The Company's funding of this project is reflected in the form of a senior secured convertible promissory note (the "Note") of SPD Control Systems Corp. held by Research Frontiers' wholly-owned subsidiary, SPD Enterprises Inc. The Note, which is scheduled to mature on May 10, 2010, bears interest at 10% per annum, is secured by all of the assets (including intellectual property) of SPD Control Systems, and is convertible at the option of SPD
Enterprises into common stock of SPD Control Systems at an initial conversion price of $0.50 per share. This conversion price is adjustable downward to result in the issuance of SPD Enterprises of additional shares of SPD Control Systems common stock under certain conditions. The Note provides for funding of up to $150,000 by SPD Enterprises based upon the achievement of certain development milestones by SPD Control Systems. As of December 31, 2008 and 2007, the principal amount outstanding under this Note was $150,000 and $37,500, respectively. Included in deposits and other assets is $13,844 and $2,425 of interest receivable on this note as of December 31, 2008 and 2007, respectively.

	(4)	Fixed Assets

Fixed assets and their estimated useful lives, are as follows:

         	         2008	      2007     Estimated useful life
Equipment and furniture $1,265,911 $1,255,164  5 years
Leasehold improvements	   414,822    349,349  Life of lease or estimated life
                                               of asset if shorter
         		 1,680,733  1,604,513
Less accumulated depre-
 cition and amortization 1,520,833  1,477,094
                        $  159,900 $  127,419

	(5)   Accrued Expenses and Other

	Accrued expenses consist of the following at December 31, 2008 and 2007:


	                                    2008              2007
Payroll, bonuses and related benefits	$188,538	  $104,292
Professional services	       	          47,887	    42,759
Deferred rent			          29,697	    28,509
Other                                     40,893 	     8,596
	                 		$307,015          $184,156

	(6)	Income Taxes

	   There was no income tax expense in 2008, 2007 and 2006 due to losses incurred by the Company.

	   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2008 and 2007 are presented below.

 				         2008   	 2007
Deferred tax assets:
 Depreciation	                 $     75,000    $     70,000
 Capital loss carryforward	      312,000	      312,000
 Allowance for bad debts               82,000 	       68,000
 Net operating loss carryforwards  20,625,000      20,356,000
 Stock option expense               1,449,000       1,399,000
 Research and other credits         1,004,000         972,000
 Other temporary differences           15,000          15,000
 Total gross deferred tax assets   23,562,000      23,192,000
Less valuation allowance	   23,562,000      23,192,000
	                         $         --    $         --

     In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon future taxable income during the period in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon its historical operating losses, utilization of deferred tax assets cannot currently be determined. Accordingly, the Company has recorded a full valuation allowance against the deferred tax assets, as they will not be realized until the Company achieves profitable operations in the future.

      At December 31, 2008, the Company had a net operating loss carryforward for federal income tax purposes of $52,000,000, varying amounts of which will expire in each year from 2009 through 2028. Research and other credit carryforwards of $1,004,000 are available to the Company to reduce income taxes payable in future years principally through 2027. Net operating loss carryforwards of $1,600,000 and research and other credit carryforwards of $91,000 are scheduled to expire during fiscal 2009, if not utilized.

	(7)	  Shareholders' Equity

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

     During 2008, the Company received $17,175 in proceeds from the exercise of options. In addition, during 2008, the Company paid
$7,363 of fees in connection with the exercise of Class B Warrants in 2007.

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

     In 1998, the shareholders approved a stock option plan (1998 Stock Option Plan) which provides for the granting of both incentive stock options at the fair market value at the date of grant and nonqualified stock options at or below the fair market value at the date of grant to employees or non-employees who, in the determination of the Board of Directors, have made or may make significant contributions to the Company in the future. The
Company may also award stock appreciation rights or restricted stock under this plan. The Company initially reserved 540,000 shares of its common stock for issuance under this plan. In 1999, the Company's shareholders approved an additional 545,000 shares for issuance under this Plan, and in each of 2000 and 2002, the Company's shareholders approved an additional 600,000 shares for issuance under this Plan. As of December 31, 2008, no options were available for issuance under this Plan and this Plan expired in December 2007.

     In 2008, the shareholders approved the Company's 2008 Equity Incentive Plan which provides for the granting of both incentive stock options at the fair market value at the date of grant and nonqualified stock options at the fair market value at the date of grant to employees or non-employees who, in the determination of the Board of Directors, have made or may make significant contributions to the Company in the future. The Company may also award stock appreciation rights, restricted stock, or restricted stock units under this plan. The Company initially reserved
750,000 shares of its common stock for issuance under this plan.
As of December 31, 2008, no awards were issued under this plan and awards for 750,000 shares were available for issuance under this Plan.

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

     The Company granted no options during 2006 or 2008.  The
Company granted options three times during 2007. The weighted average information about these grants is:

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

Activity in stock options is summarized below:

                                                         Weighted
                                                         Average
                                  Number       Weighted  Remaining
                                  Of Shares    Average   Contractual   Aggregate
                                  Subject      Exercise  Term          Intrinsic
                                  to Option    Price     (Years)       Value

Balance at December 31, 2005      2,690,993    $ 11.45
 Granted                                 --         --
 Cancelled                         (254,900)   $  8.80
Balance at December 31, 2006      2,436,093    $ 11.73
 Granted                            654,537    $ 11.85
 Cancelled                          (70,000)   $  6.00
 Exercised                         (248,250)   $  7.50
Balance at December 31, 2007      2,772,380    $ 12.28
 Granted                                 --         --
 Cancelled                         (310,000)   $  7.27
 Exercised                         (  2,400)   $  7.16
Balance at December 31, 2008      2,459,980    $ 12.92      4.1       $       --
Exercisable at December 31, 2008  2,447,480    $ 12.92      4.1       $       --

   Options covering 12,500 shares were not vested at December 31, 2008. The total unrecognized compensation cost related to non vested options as of December 31, 2008 was $63,204. This cost is expected to be recognized over a weighted average period of 0.5 years. The total intrinsic value of options exercised during the year ended December 31, 2007 was $1,155,568. No options were exercised during the year ended December 31, 2006.

   During 2007 the Company issued options to consultants to purchase 31,500 shares of common stock at a weighted average exercise price of $14.79 per share. The Company recorded $126,408 and $70,143 (included with expense of options granted to employees and directors) of non-cash expense in connection with the issuance of these options during 2008 and 2007, respectively.

	(ii)	Warrants

 	Activity in warrants is summarized below, including the effect of the warrants discussed in note 7(c)):

                                    Number of Shares         Exercise
                             Underlying Warrants Granted
     Price
Balance at December 31, 2005             384,600              5.88-9.63
 Exercised                                    --                     --
 Terminated                              (35,600)                  7.73
 Issued                                       --                     --
Balance at December 31, 2006             349,000           $  6.00-8.98
 Exercised                              (128,750)          $  6.00-8.25
 Terminated                                   --                     --
 Issued                                       --                     --
Balance at December 31, 2007             220,250           $  7.50-9.00
 Exercised                                    --                     --
 Terminated                              (52,750)          $       8.25
 Issued                                       --                     --
Balance at December 31, 2008             167,500           $  7.50-9.00


     Warrants generally expire from five to ten years from the date of issuance. At December 31, 2008, the number of warrants exercisable was 162,500 at a weighted average exercise price of $7.75 per share.

     (c)	Class A and Class B Warrants

      n connection with a financing in 1998, the Company issued Ailouros Ltd. a Class A Warrant (which was exercised in full as of February 2004), as well as a Class B Warrant which expired on September 30, 2008. The Class B Warrant was exercisable into 65,500 shares at an exercise price of $8.25 per share which represents 120% of average of the closing bid and ask price of the Company's common stock on the date of the Class B Warrant's issuance. During 2007, 12,750 of the Class B Warrants were exercised.

     (d)	Restricted Stock Grant

     Effective January 1, 2009, the Company's Board of Directors approved the issuance of 299,950 shares of its common stock to directors, employees and a consultant of the Company. Of this grant, 100,000 shares were issued to the Company's outside directors and were fully vested on the date of grant. In addition, 198,500 shares were issued to employees and will vest ratably each month through December 31, 2011. The remaining 1,450 shares were issued to employees and a consultant and were fully vested at the date of grant. Total compensation expense associated with this stock grant is estimated to be approximately $642,000, of which approximately $425,000 will vest over 36 months.

    (8)	License and Other Agreements

      The Company has entered into a number of license agreements covering various products using the Company's SPD technology.
Licensees of Research Frontiers who incorporate SPD technology into end products pay Research Frontiers an earned royalty of 5-15% of net sales of licensed products under license agreements currently in effect, and may also be required to pay Research Frontiers fees and minimum annual royalties. To the extent that products have been sold resulting in earned royalties under these license agreements in excess of these minimum advance royalty payments, the Company has recorded additional royalty income. Licensees who sell products or components to other licensees of Research Frontiers do not pay a royalty on such sale and Research Frontiers will collect such royalty from the licensee incorporating such products or components into their own end-products. Research Frontiers' license agreements typically allow the licensee to terminate the license after some period of time, and give Research Frontiers only limited rights to terminate before the license expires. Most licenses are non-exclusive and generally last as long as our patents remain in effect. To date, revenues from license agreements have not been sufficient to fund the Company's costs of operation.

	(9)		Commitments

     The Company has an employment agreement with one of its officers which provides for an annual base salary of $402,132 through December 31, 2009.

     The Company has a defined contribution profit sharing (401K) plan covering employees who have completed one year of service.
Contributions are made at the discretion of the Company.  The
Company did not make any contributions to this plan for 2008, 2007 or 2006.

      The Company occupies premises under an operating lease agreement which expires on January 31, 2014. At December 31, 2008, the approximate minimum annual future rental commitment under this lease for the next five years are as follows:


	2009:		$167,000
	2010:		$169,000
	2011:		$171,000
	2012:		$173,000
	2013:		$192,000

     Rent expense, including other occupancy related expenses, amounted to approximately $191,000, $177,000, and $169,000 for 2008, 2007, and
2006, respectively.

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

(11) Selected Quarterly Financial Data (Unaudited)

                                                      Quarter
2008                                  First    Second        Third      Fourth
Fee income                      $   170,193 $  134,751  $1,171,187  $   203,788
Operating loss                   (1,051,900) (896,584)     121,883     (922,816)
Net income (loss)                  (984,494) (863,494)     156,655     (903,510)
Basic and diluted net loss
    per common share (1)               (.06)     (.06)         .01        (.06)


2007                                  First    Second        Third       Fourth
Fee income                      $     9,792 $  57,209  $   150,809  $   164,549
Operating loss                   (1,985,982) (829,061)  (2,565,839)  (2,520,362)
Net loss                         (1,929,148) (734,971)  (2,470,281)  (2,430,818)
Basic and diluted net loss
    per common share (1)               (.13)     (.05)        (.16)        (.16)

------------------------------------------
  (1) Since per share information is computed independently for each quarter and the full year, based on the respective average number of common shares outstanding, the sum of the quarterly per share amounts does not necessarily equal the per share amounts for the year.

  2) Fee income in the third quarter of 2008 was primarily due to the receipt of a one-time payment from a former licensee in full settlement of past due minimum annual royalties for several years.


                            SCHEDULE II


                  RESEARCH FRONTIERS INCORPORATED

                 VALUATION AND QUALIFYING ACCOUNTS

           Years ended December 31, 2008, 2007, and 2006



                              Balance at     Charged to              Balance
                              beginning      costs and               at end
Description                   of period      expenses   Deductions*  of period

Allowance for uncollectible
royalty receivables:

December 31, 2008             $ 163,674    $    40,000    $     0    $ 203,674

December 31, 2007             $ 103,674    $    90,000    $30,000    $ 163,674

December 31, 2006             $  78,764    $    25,000    $     0    $ 103,674



*Previously reserved receivables written off to the reserve.