Form 10-Q
period 2009-03-31
RESEARCH FRONTIERS INC
filed 2009-05-07
CIK 793524

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                           FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2009    Commission File No.  1-9399

                   RESEARCH FRONTIERS INCORPORATED
      (Exact name of registrant as specified in charter)

               Delaware                     	    11-2103466
(State of incorporation or organization)	(IRS Employer
                                         	Identification No.)

240 Crossways Park Drive, Woodbury, N.Y.	    11797
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant has submitted
electronically and posted on its corporate Web site, if any, every
Interactive Data File required to be submitted and posted pursuant to Rule
405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to
submit and post such files).      Yes    X          No    __

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 7, 2009, there were outstanding 15,742,784 shares of Common Stock, par value $0.0001 per share.


                        RESEARCH FRONTIERS INCORPORATED

                          Consolidated Balance Sheets

		                                        March 31, 2009
       	Assets	                             (Unaudited)	December 31,2008

Current assets:
 Cash and cash equivalents	                  $2,020,739   2,367,512
 Investments (US Treasury Securities)		       1,499,580   2,299,496
 Royalty receivables, net of reserves of
  $203,674 in both periods                      142,127     128,787
Prepaid expenses and other current assets	       95,475     141,736
			Total current assets	  	                   3,757,921   4,937,531

Fixed assets, net			                            167,113     159,900
Note receivable SPD Control Systems		           150,000     150,000
Deposits and other assets	    		                 40,148      36,449

			Total assets	                             $4,115,182   5,283,880

	Liabilities and Shareholders' Equity

Current liabilities:
 Accounts payable		                           $  79,700     104,680
 Deferred revenue			                             60,000          --
 Accrued expenses and other                     409,742     307,015

			Total liabilities	      	                    549,442     411,695

Commitments and Contingencies

Shareholders' equity:
 Capital stock, par value $0.0001 per share;
  authorized 100,000,000 shares, issued and
  outstanding 15,742,784   and 15,442,834
  shares, respectively	                           1,574       1,544
 Additional paid-in capital	                 77,551,308  77,267,233
 Accumulated deficit		    	                 (73,987,142)(72,396,592)

      Total shareholders' equity	             3,565,740   4,872,185

	Total liabilities and shareholders' equity $ 4,115,182   5,283,880

See accompanying notes to consolidated financial statements.





                            RESEARCH FRONTIERS INCORPORATED

                        Consolidated Statements of Operations

                                      (Unaudited)


		                             		Three months ended
                   		  	 March 31, 2009   March 31, 2008

Fee income               $      186,632	         170,193

Operating expenses            1,316,299          802,193

Research and development        466,375          419,900

       	                      1,782,674        1,222,093

Operating loss               (1,596,042)      (1,051,900)

Net investment income             5,492           67,406

	Net loss              	 $   (1,590,550)       	(984,494)

Basic and diluted
 net loss
 per common share        $         (.10)       	    (.06)

Basic and diluted
weighted average number of
common shares outstanding    15,742,784       15,440,434


See accompanying notes to consolidated financial statements.



                       RESEARCH FRONTIERS INCORPORATED

                     Consolidated Statements of Cash Flows

                                   (Unaudited)


                                                   Three months ended
                   	                      March 31, 2009   March 31, 2008

Cash flows from operating activities:
 Net loss                                       $ (1,590,550)       (984,494)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization                       9,847           9,336
   Stock-based compensation                          284,105          31,603
   Changes in assets and liabilities:
     Royalty receivables                             (13,340) 	      (23,034)
     Prepaid expenses and other assets                42,562           8,858
     Deferred revenue                                 60,000          26,250
     Accounts payable and accrued expenses            77,747          28,492

	 Net cash used in operating activities           (1,129,629)       (902,989)

Cash flows from investing activities:
 Purchase of fixed assets                            (17,060)         (9,663)
 Note receivable - SPD Control Systems                    --         (75,000)
 Purchase of Investments (US Treasury Securities)         --      (2,987,603)
 Proceeds from Investments (US Treasury Securities)  799,916              --
	Net cash used in investing activities               782,856      (3,072,266)

Net decrease in cash and cash equivalents           (346,773)     (3,975,255)

Cash and cash equivalents at beginning of year     2,367,512       7,260,192

Cash and cash equivalents at end of period      $  2,020,739       3,284,937


See accompanying notes to consolidated financial statements.


                                   RESEARCH FRONTIERS INCORPORATED
                             Notes to Consolidated Financial Statements
                                            March 31, 2009
                                              (Unaudited)

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S.
generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K relating to Research Frontiers Incorporated (the "Company") for the fiscal year ended December 31, 2008.

Business

The Company operates in a single business segment which is engaged in the development and marketing of technology and devices to control the flow of light. Such devices, often referred to as "light valves" or suspended particle devices (SPDs), use colloidal particles that are either incorporated within a liquid suspension or a film, which is usually enclosed between two sheets of glass or plastic having transparent, electrically conductive coatings on the facing surfaces thereof. At least one of the two sheets is transparent. SPD technology, made possible by a flexible light-control film invented by Research Frontiers, allows the user to instantly and precisely control the shading of glass/plastic manually or automatically. SPD technology has numerous product applications, including: SPD-Smart(tm) windows, sunshades, skylights and interior partitions for homes and buildings; automotive windows, sunroofs, sun-visors, sunshades, rear-view mirrors, instrument panels and navigation systems; aircraft windows; eyewear products; appliance applications and flat panel displays for electronic products. SPD-Smart light control film is now being developed for, or used in, architectural, automotive, marine, and aerospace applications.

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

Fee Income

Fee income represents amounts earned by the Company under various license and other agreements relating to technology developed by the Company. During the first three months of 2009, seven licensees of the Company accounted for approximately 63%, 8%, 7%, 7%, 7%, 4% and 3%, respectively, of fee income recognized during such period.

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

No options were granted during the first three months of 2009. During the quarter ended March 31, 2009, $31,602 was charged to operations in connection with the vesting of an earlier option
grant to a consultant.   During the quarter ended March 31,
2009, the Company granted 100,000, 199,700 and 250 shares of restricted common stock to its directors, employees and a consultant, respectively. All of the shares granted to the directors and the consultant, as well as 1,200 shares granted to employees vested immediately upon grant. The remaining
198,500 shares vest ratably over the next 36 months. The market value per share on the date of grant was $2.14. In connection with this grant, the Company charged $252,503 to operations during the quarter ended March 31, 2009.

Treasury Stock

The Company did not repurchase any of its stock during the three months ended March 31, 2009 or 2008.

Investments

The Company classifies investments in marketable securities as trading, available-for-sale or held-to-maturity at the time of purchase and periodically re-evaluates such classifications. Trading securities are carried at fair value, with unrealized holding gains and losses included in earnings. Held-to-maturity securities are recorded at cost and are adjusted for the amortization or accretion of premiums or discounts over the life of the related security. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss) until realized. In determining realized gains and losses, the cost of securities sold is based on the specific identification method. Interest and dividends on the investments are accrued at the balance sheet date. At March 31, 2009, Investments consisted of $1.5 million in short term US Treasury Securities which are reported at fair value (which approximates cost) on the accompanying balance sheet.

Note Receivable from SPD Control Systems

On May 9, 2007, the Company began participating in the funding of the ongoing development of automotive controllers by SPD Control Systems Corp., a licensee of the Company.
This development work is to produce the electronic controllers to operate SPD-Smart automotive windows and glass roof systems for one or more of the top five automotive makers in the world. The Company's funding of this project is reflected in the form of a senior secured convertible promissory note (the "Note") of SPD Control Systems Corp. held by Research
Frontiers' wholly-owned subsidiary, SPD Enterprises Inc. The note bears interest at 10% per annum, is secured by all of the assets (including intellectual property) of SPD Control Systems, and is convertible at the option of SPD Enterprises into common stock of SPD Control Systems at an initial conversion price of $0.50 per share. This conversion price is adjustable downward to result in the issuance to SPD Enterprises of additional shares of SPD Control Systems common stock under certain conditions. The Note provides for funding of up to $150,000 by SPD Enterprises based upon the achievement of certain development milestones by SPD Control Systems. As of March 31, 2009, the principal and interest amount outstanding under this Note was $150,000 and $17,543, respectively.

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

Financial assets accounted for at fair value on a recurring basis at March 31, 2009 include cash equivalents of approximately
$2.0 million and US Treasury Securities of $1.5 million. These assets are carried at fair value based on quoted market prices for identical securities (Level 1 inputs).



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

Results of Operations for the Three Month Periods
Ended  March 31, 2009 and 2008

The Company's fee income from licensing activities for the first three months of 2009 was $186,632 as compared to $170,193 for the first three months of 2008. This difference in fee income was primarily due to the timing and amount of minimum annual royalties paid, and the date of receipt of such payment on certain license agreements, by end-product licensees. Fee income also includes earned royalties resulting from sales by certain licensees in the architectural and aircraft markets. In addition to product sales in the architectural and aircraft markets included in fee income as described above, during the first quarter of 2009, one licensee reported product sales in the automotive market, although the fee income generated from such sales did not exceed the minimum annual royalties recorded for such licensee during the first quarter of 2009, so no additional fee income was recorded with respect to such automotive sales. Certain license fees, which are paid to the Company in advance of the accounting period in which they are earned resulting in the recognition of deferred revenue for the current accounting period, will be recognized as fee income in future periods. Also licensees may offset some or all of their royalty payments on sales of licensed products for a given period by applying these advance payments towards such earned royalty payments. Because the Company's license agreements typically provide for the payment of royalties by a licensee on product sales within 45 days after the end of the quarter in which a sale of a licensed product occurs (with some of the Company's more recent license agreements providing for payments on a monthly basis), and because of the time period which typically will elapse between a customer order and the sale of the licensed product and installation in a home, office building, automobile, aircraft, boat, or any other product, there could be a delay between when economic activity between a licensee and its customer occurs and when the Company is paid its royalty resulting from such activity.

Operating expenses increased by $514,106 for the first three months of 2009 to $1,316,299 from $802,193 for the first three months of 2008. This increase was principally the result of increased non-cash charges to operating expenses ($246,000) resulting from grant of restricted shares to directors, employees and a consultant, as well as higher directors fees and expenses ($161,000) as well as higher patent costs ($112,000).

Research and development expenditures increased by $46,475
to $466,375 for the first three months of 2009 from $419,900 for the first three months of 2008. This increase was principally the result of higher payroll and stock compensation charges
($18,000) plus higher materials costs ($27,000).

The Company's net investment income for the first three months of 2009 was $5,492, as compared to net investment income of $67,406 for the first three months of 2008. This difference was primarily due to lower cash balances available to invest as well as lower interest rates.

As a consequence of the factors discussed above, the Company's net loss was $1,590,550 ($.10 per common share) for the first three months of 2009 as compared to $984,494
($.06 per common share) for the first three months of 2008.

Financial Condition, Liquidity and Capital Resources

During the first three months of 2009, the Company's cash and cash equivalent balance decreased by $346,773 principally as a result of cash used to fund the Company's operating activities of $1,129,629, partially offset by $799,916 in proceeds from the maturity of an investment in U.S. Treasury Securities. At
March 31, 2009, the Company had working capital of $3,208,479 and its shareholders' equity was $3,565,740.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information required by Item 3 has been disclosed in Item
7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2008. There has been no material change in the disclosure regarding market risk.

Item 4.   Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairman and its Chief Executive and Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chairman and its Chief
Executive and Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's periodic SEC filings. There were no changes in the Company's internal control over financial reporting during the quarterly period ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 6.    Exhibits

31.1 Rule 13a-14(a)/15d-14(a) Certification of Robert L. Saxe-Filed herewith.
31.2 Rule 13a-14(a)/15d-14(a) Certification of Joseph M. Harary-Filed herewith.
32.1 Section 1350 Certification of Robert L. Saxe - Filed herewith.
32.2 Section 1350 Certification of Joseph M. Harary - Filed herewith.


                            SIGNATURES

  Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

		RESEARCH FRONTIERS INCORPORATED
		(Registrant)

		/s/ Robert L. Saxe
		    Robert L. Saxe, Chairman


		/s/ Joseph M. Harary
		    Joseph M. Harary, President, CEO and Treasurer
		(Principal Executive, Financial and Accounting Officer)

Date:  May 7, 2009