Form 10-Q
period 2009-06-30
RESEARCH FRONTIERS INC
filed 2009-08-07
CIK 793524

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                           FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2009    Commission File No.  1-9399

                   RESEARCH FRONTIERS INCORPORATED
      (Exact name of registrant as specified in charter)

               Delaware                     	    11-2103466
(State of incorporation or organization)	(IRS Employer
                                         	Identification No.)

240 Crossways Park Drive, Woodbury, N.Y.	    11797
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of June 7, 2009, there were outstanding 16,522,727 shares of Common Stock, par value $0.0001 per share.
xx

             RESEARCH FRONTIERS INCORPORATED

              Consolidated Balance Sheets

                                                  June 30, 2009:
                                     Assets         (Unaudited) December 31,2008


Current assets:
 Cash and cash equivalents                          $ 1,546,446     2,367,512
 Investments (US Treasury Securities)                   999,740     2,299,496
 Royalty receivables, net of reserves of
  $203,674 in both periods                               103,262      128,787
 Prepaid expenses and other current assets                63,119      141,736
  Total current assets                                 2,712,567    4,937,531


Fixed assets, net                                        161,761      159,900
Note receivable SPD Control Systems                      150,000      150,000
Deposits and other assets                                 43,888       36,449

 Total assets                                        $ 3,068,216    5,283,880


 Liabilities and Shareholders' Equity

Current liabilities:
 Accounts payable                                    $    87,703      104,680
 Deferred revenue                                         47,500           --
 Accrued expenses and other                              132,048      307,015

 Total liabilities                                       267,251      411,695

Commitments and Contingencies

Shareholders' equity:
 Capital stock, par value $0.0001 per share;
  authorized 100,000,000 shares, issued and
  outstanding 15,741,896 and 15,442,834
  shares, respectively                                      1,574        1,544
 Additional paid-in capital                            77,618,192   77,267,233

 Accumulated deficit                                  (74,818,801) (72,396,592)


 Total shareholders' equity                             2,800,965    4,872,185


 Total liabilities and shareholders' equity          $  3,068,216    5,283,880



See accompanying notes to consolidated financial statements.



                    RESEARCH FRONTIERS INCORPORATED



                 Consolidated Statements of Operations



                             (Unaudited)





                                   Six months ended         Three months ended
                             June 30,2009 June 30,2008 June 30,2009 June 30,2008


Fee income                      $ 328,484     304,944  $   141,852     134,751



Operating expenses              1,965,036   1,508,467      648,737     706,274



Research and development          795,763     744,961      329,388     325,061


                                2,760,799   2,253,428      978,125   1,031,335



Operating loss                 (2,432,315)(1,948,484)     (836,273)    (896,584)



Net investment income              10,106    100,496         4,614       33,090



     Net loss                $ (2,422,209)(1,847,988)  $  (831,659)    (863,894)



Basic and diluted
net loss
per common share             $      (.15)       (.12)  $      (.05)        (.06)



Basic and diluted
weighted average
number ofcommon shares
outstanding                    15,742,549 15,440,724    15,742,316   15,441,014


See accompanying notes to consolidated financial statements.



                      RESEARCH FRONTIERS INCORPORATED



                  Consolidated Statements of Cash Flows



                                (Unaudited)



                                                        Three months ended
                                                    June 30, 2009 June 30, 2008



Cash flows from operating activities:
 Net loss                                           $ (2,422,209)  (1,847,988)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation and amortization                          19,930       19,219
   Stock-based compensation                              350,989       63,204

 Changes in assets and liabilities:
  Royalty receivables                                     25,525      (24,178)
  Prepaid expenses and other assets                       71,178       27,273
  Deferred revenue                                        47,500       30,000
  Accounts payable and accrued expenses                 (191,944)       8,123

 Net cash used in operating activities                (2,099,031)  (1,724,347)


Cash flows from investing activities:
 Purchase of fixed assets                                (21,791)     (22,127)
 Note receivable - SPD Control Systems                        --      (75,000)
 Purchase of Investments (US Treasury Securities)             --   (4,475,628)
 Proceeds from Investments (US Treasury Securities)    1,299,756    1,500,000

 Net cash used in investing activities                 1,277,965   (3,072,755)


Cash flows from financing activities:
 Proceeds from the exercise of options                        --       17,175
 Net cash provided by financing activities                    --       17,175


Net decrease in cash and cash equivalents               (821,066)  (4,779,927)

Cash and cash equivalents at beginning of year         2,367,512    7,260,192

Cash and cash equivalents at end of period           $ 1,546,446    2,480,265


See accompanying notes to consolidated financial statements.


            RESEARCH FRONTIERS INCORPORATED

         Notes to Consolidated Financial Statements

                      June 30, 2009

                       (Unaudited)


Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S.
generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K relating to Research Frontiers Incorporated (the "Company") for the fiscal year ended December 31, 2008.

Business

The Company operates in a single business segment which is engaged in the development and marketing of technology and devices to control the flow of light. Such devices, often referred to as "light valves" or suspended particle devices (SPDs), use colloidal particles that are either incorporated within a liquid suspension or a film, which is usually enclosed between two sheets of glass or plastic having transparent, electrically conductive coatings on the facing surfaces thereof. At least one of the two sheets is transparent. SPD technology, made possible by a flexible light-control film invented by Research Frontiers, allows the user to instantly and precisely control the shading of glass/plastic manually or automatically. SPD technology has numerous product applications, including: SPD-SmartT windows, sunshades, skylights and interior partitions for homes and buildings; automotive windows, sunroofs, sun-visors, sunshades, rear-view mirrors, instrument panels and navigation systems; aircraft windows; eyewear products; appliance applications and flat panel displays for electronic products. SPD-Smart light control film is now being developed for, or used in, architectural, automotive, marine, and aerospace applications.

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

Fee Income

Fee income represents amounts earned by the Company under various license and other agreements relating to technology developed by the Company. During the first six months of 2009, seven licensees of the Company accounted for approximately 62%, 8%, 8%, 8%, 5%, 5% and 2%, respectively, of fee income recognized during such period.

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

No options were granted during the first six months of 2009. During the six months ended June 30, 2009, $63,204 was charged to operations in connection with the vesting of an
earlier option grant to a consultant.   During the six months
ended June 30, 2009, the Company granted 100,000, 199,700 and 250 shares of restricted common stock to its directors, employees and a consultant, respectively. All of the shares granted to the directors and the consultant, as well as 1,200 shares granted to employees vested immediately upon grant.
The remaining 198,500 shares vest ratably over the 36 months subsequent to the grant date. In connection with a termination of employment, 888 shares of this grant have been cancelled. The market value per share on the date of grant was $2.14. In connection with this grant, the Company charged $35,282 and $287,785 to operations during the three and six months ended June 30, 2009, respectively.

Treasury Stock

The Company did not repurchase any of its stock during the six months ended June 30, 2009 or 2008.

Investments

The Company classifies investments in marketable securities as trading, available-for-sale or held-to-maturity at the time of purchase and periodically re-evaluates such classifications. Trading securities are carried at fair value, with unrealized holding gains and losses included in earnings. Held-to-maturity securities are recorded at cost and are adjusted for the amortization or accretion of premiums or discounts over the life of the related security. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss) until realized. In determining realized gains and losses, the cost of securities sold is based on the specific identification method. Interest and dividends on the investments are accrued at the balance sheet date. At June 30, 2009, Investments consisted of $1.0 million in a short term US Treasury Security which is reported at fair value (which approximates cost) on the accompanying balance sheet.

Note Receivable from SPD Control Systems

On May 9, 2007, the Company began participating in the funding of the ongoing development of automotive controllers by SPD Control Systems Corp., a licensee of the Company.
This development work is to produce the electronic controllers to operate SPD-Smart automotive windows and glass roof systems for one or more of the top five automotive makers in the world. The Company's funding of this project is reflected in the form of a senior secured convertible promissory note (the "Note") of SPD Control Systems Corp. held by Research
Frontiers' wholly-owned subsidiary, SPD Enterprises Inc. The note bears interest at 10% per annum, is secured by all of the assets (including intellectual property) of SPD Control Systems, and is convertible at the option of SPD Enterprises into common stock of SPD Control Systems at an initial conversion price of $0.50 per share. This conversion price is adjustable downward to result in the issuance to SPD Enterprises of additional shares of SPD Control Systems common stock under certain conditions. The Note provides for funding of up to $150,000 by SPD Enterprises based upon the achievement of certain development milestones by SPD Control Systems. As of June
30, 2009, the principal and interest amount outstanding under this Note were $150,000 and $21,283, respectively.

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

Financial assets accounted for at fair value on a recurring basis at June 30, 2009 include cash equivalents of approximately $1.5 million and US Treasury Securities of $1.0 million. These assets are carried at fair value based on quoted market prices for identical securities (Level 1 inputs).


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

Results of Operations for the Six Month Periods
Ended June 30, 2009 and 2008

The Company's fee income from licensing activities for the first six months of 2009 was $328,484 as compared to $304,944 for the first six months of 2008. This difference in fee income was primarily due to the timing and amount of minimum annual royalties paid, and the date of receipt of such payment on certain license agreements, by end-product licensees. Fee income also includes earned royalties resulting from sales by certain licensees in the architectural and aircraft markets. In addition to product sales in the architectural and aircraft markets included in fee income as described above, during the first six months of 2009, one licensee reported product sales in the automotive market, although the fee income generated from such sales did not exceed the minimum annual royalties recorded for such licensee during the first six months of 2009, so no additional fee income was recorded with respect to such automotive sales. Certain license fees, which are paid to the Company in advance of the accounting period in which they are earned resulting in the recognition of deferred revenue for the current accounting period, will be recognized as fee income in future periods. Also licensees may offset some or all of their royalty payments on sales of licensed products for a given period by applying these advance payments towards such earned royalty payments. Because the Company's license agreements typically provide for the payment of royalties by a licensee on product sales within 45 days after the end of the quarter in which a sale of a licensed product occurs (with some of the Company's more recent license agreements providing for payments on a monthly basis), and because of the time period which typically will elapse between a customer order and the sale of the licensed product and installation in a home, office building, automobile, aircraft, boat, or any other product, there could be a delay between when economic activity between a licensee and its customer occurs and when the Company is paid its royalty resulting from such activity. Although fee income for the first six months of 2009 was higher than the same period last year, fee income recorded by the Company relating to an agreement with a licensee regarding payments for guaranteed access to certain improvements in the Company's technology was approximately $40,000 lower in the second quarter of 2009 compared to the same period a year earlier as the result of the expiration of this agreement regarding access to improvements in the Company's technology at the end of May 2009.

Operating expenses increased by $456,569 for the first six months of 2009 to $1,965,036 from $1,508,467 for the first six months of 2008. This increase was principally the result of increased non-cash charges to operating expenses ($275,000) resulting from grant of restricted shares to directors, employees and a consultant, as well as higher directors fees and expenses ($160,000) and higher patent costs ($68,000) and higher professional fees ($58,000), partially offset by lower investor relations/marketing costs ($32,000) as well as lower consulting costs ($65,000).

Research and development expenditures increased by $50,802 to $795,763 for the first six months of 2009 from $744,961 for the first six months of 2008. This increase was principally the result of higher payroll and stock compensation charges
($7,000) plus higher materials costs ($61,000), partially offset by lower allocated rent and building maintenance costs ($13,000).

The Company's net investment income for the first six months of 2009 was $10,106, as compared to net investment income of $100,496 for the first six months of 2008. This difference was primarily due to lower cash balances available to invest as well as lower interest rates.

As a consequence of the factors discussed above, the Company's net loss was $2,422,209 ($.15 per common share) for the first six months of 2009 as compared to $1,847,988 ($.12 per common share) for the first six months of 2008.


Results of Operations for the Three Month Periods
Ended  June 30, 2009 and 2008

The Company's fee income from licensing activities for the three months ended June 30, 2009 was $141,852 as compared to $134,751 for the three months ended June, 2008. This difference in fee income was primarily due to the timing and amount of minimum annual royalties paid, and the date of receipt of such payment on certain license agreements, by end-product licensees. Fee income also includes earned royalties resulting from sales by certain licensees in the architectural and aircraft markets. Certain license fees, which are paid to the Company in advance of the accounting period in which they are earned resulting in the recognition of deferred revenue for the current accounting period, will be recognized as fee income in future periods. Also licensees may offset some or all of their royalty payments on sales of licensed products for a given period by applying these advance payments towards such earned royalty payments. Because the Company's license agreements typically provide for the payment of royalties by a licensee on product sales within 45 days after the end of the quarter in which a sale of a licensed product occurs (with some of the Company's more recent license agreements providing for payments on a monthly basis), and because of the time period which typically will elapse between a customer order and the sale of the licensed product and installation in a home, office building, automobile, aircraft, boat, or any other product, there could be a delay between when economic activity between a licensee and its customer occurs and when the Company is paid its royalty resulting from such activity. Although fee income for the second quarter of 2009 was higher than the same period last year, fee income recorded by the Company relating to an agreement with a licensee regarding payments for guaranteed access to certain improvements in the Company's technology was approximately $40,000 lower in the second quarter of 2009 compared to the same period a year earlier as the result of the expiration of this agreement regarding access to improvements in the Company's technology at the end of May 2009.

Operating expenses decreased by $57,537 for the three months ended June 30, 2009 to $648,737 from $706,274 for the three months ended June 30, 2008. This decrease was principally the result of lower marketing and consulting costs ($63,000) as well as lower patent costs ($44,000) partially offset by higher non-cash charges resulting from grant of restricted shares to directors, employees and a consultant ($29,000) as well as lower allocated insurance costs ($9,000).

Research and development expenditures increased by $4,327 to $329,388 for the three months ended June 30, 2009 from $325,061 for the three months ended June 30, 2008. This increase was principally the result of material costs ($32,000) partially offset by lower payroll and stock compensation charges ($11,000) as well as lower allocated insurance ($8,000) and building occupancy costs ($10,000).

The Company's net investment income for the three months ended June 30, 2009 was $4,614, as compared to net investment income of $33,090 for the three months ended June 30, 2008. This difference was primarily due to lower cash balances available to invest as well as lower interest rates.

As a consequence of the factors discussed above, the Company's net loss was $831,659 ($.05 per common share) for the three months ended June 30, 2009 as compared to $863,894 ($.06 per common share) for the three months ended June 30, 2008.

Financial Condition, Liquidity and Capital Resources

During the first six months of 2009, the Company's cash and cash equivalent balance decreased by $821,066 principally as a result of cash used to fund the Company's operating activities of $2,099,031, partially offset by $1,299,756 in proceeds from the maturity of an investment in U.S. Treasury Securities. At June 30, 2009, the Company had working capital of $2,445,316 and its shareholders' equity was $2,800,965.

The Company occupies premises under an operating lease agreement which expires on January 31, 2014 and requires minimum annual rent which rises over the term of the lease to approximately $138,269.

On August 3, 2009, the Company announced that a group of accredited investors has invested $2.85 million in the Company. The investors received 780,831 shares of Research Frontiers common stock at a price of $3.65 per share which was the closing market price of Research Frontiers stock on July 28, 2009, the day the transaction was priced. In addition, the investors in this stock offering received 156,161 five-year warrants to purchase Research Frontiers common stock at a price of $6.00 per share. These securities were sold pursuant to Research Frontiers' effective shelf-registration statement filed with the SEC.

The Company expects to use its cash to fund its research and development of SPD light valves and for other working capital purposes. The Company's working capital and capital requirements depend upon numerous factors, including the results of research and development activities, competitive and technological developments, the timing and cost of patent filings, the development of new licensees and changes in the Company's relationships with its existing licensees. The degree of dependence of the Company's working capital requirements on each of the foregoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements; the addition of new licensees may provide additional working capital or working capital requirements, and changes in relationships with existing licensees would have a favorable or negative impact depending upon the nature of such changes. Based upon existing levels of cash expenditures, existing cash reserves and budgeted revenues, the Company believes that it would not require additional funding until the end of 2010. There can be no assurance that expenditures will not exceed the anticipated amounts or that additional financing, if required, will be available when needed or, if available, that its terms will be favorable or acceptable to the Company. Eventual success of the Company and generation of positive cash flow will be dependent upon the extent of commercialization of products using the Company's technology by the Company's licensees and payments of continuing royalties on account thereof.

Item 3. Quantitative and Qualitative Disclosures
        About Market Risk

The information required by Item 3 has been disclosed in Item
7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2008. There has been no material change in the disclosure regarding market risk.

Item 4.   Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairman and its Chief Executive and Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chairman and its Chief
Executive and Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's periodic SEC filings. Our officers have concluded that as of June 30, 2009 our disclosure controls and procedures are designed, and are effective, to ensure that information required to be disclosed by our company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the commission's rules and forms, and are also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. There were no changes in the Company's internal control over financial reporting during the quarterly period ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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


PART II.          OTHER INFORMATION

Item 5. Submission of Matters to a Vote of Security-Holders

The Annual Meeting of Stockholders of Research Frontiers Incorporated was held on June 11, 2009. Listed below is a summary of how the 13,777,802 shares voted at the Annual
Meeting on the various proposals voted upon and adopted at the Annual Meeting. For the election of Joseph M. Harary as a
Class I member of the Company's Board of Directors,
12,081,676 shares were voted in favor of election, and 1,696,126 votes were withheld. For the election of Richard Hermon-Taylor as a Class I member of the Company's Board of Directors, 12,278,641 shares were voted in favor of election, and 1,499,161 votes were withheld. For the election of M. Philip Guthrie as a Class II member of the Company's Board of Directors, 12,345,070 shares were voted in favor of election, and 1,432,732 votes were withheld. For the ratification of the appointment of BDO Seidman, LLP as independent registered accountants of the Company for the fiscal year ending
December 31, 2009, 12,835,184 shares were voted in favor of appointment, 228,301 shares were voted against, and 714,317 shares abstained from voting.


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

Date:  August 7, 2009