Form 10-Q
period 2009-09-30
RESEARCH FRONTIERS INC
filed 2009-11-05
CIK 793524

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                           FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2009    Commission File No.  1-9399

                   RESEARCH FRONTIERS INCORPORATED
      (Exact name of registrant as specified in charter)

               Delaware                     	    11-2103466
(State of incorporation or organization)	(IRS Employer
                                         	Identification No.)

240 Crossways Park Drive, Woodbury, N.Y.	    11797
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 5, 2009, there were outstanding 16,522,727 shares of Common Stock, par value $0.0001 per share.


             RESEARCH FRONTIERS INCORPORATED

              Consolidated Balance Sheets

                                               September 30, 2009:
                                     Assets         (Unaudited) December 31,2008


Current assets:
 Cash and cash equivalents                          $ 4,560,845     2,367,512
 Investments (US Treasury Securities)                        --     2,299,496
 Royalty receivables, net of reserves of
  $203,674 in both periods                                64,194      128,787
 Prepaid expenses and other current assets               131,344      141,736
  Total current assets                                 4,756,383    4,937,531


Fixed assets, net                                        152,357      159,900
Note receivable SPD Control Systems                      150,000      150,000
Deposits and other assets                                 47,710       36,449

 Total assets                                        $ 5,106,450    5,283,880


 Liabilities and Shareholders' Equity

Current liabilities:
 Accounts payable                                    $    62,263      104,680
 Deferred revenue                                         67,500           --
 Accrued expenses and other                              125,526      307,015

 Total liabilities                                       255,289      411,695

Commitments and Contingencies

Shareholders' equity:
 Capital stock, par value $0.0001 per share;
  authorized 100,000,000 shares, issued and
  outstanding 16,522,727 and 15,442,834
  shares, respectively                                      1,652        1,544
 Additional paid-in capital                            80,508,363   77,267,233

 Accumulated deficit                                  (75,658,854) (72,396,592)


 Total shareholders' equity                             4,851,161    4,872,185


 Total liabilities and shareholders' equity          $  5,106,450    5,283,880



See accompanying notes to consolidated financial statements.



                    RESEARCH FRONTIERS INCORPORATED



                 Consolidated Statements of Operations



                             (Unaudited)





                                   Nine months ended         Three months ended
                             Sept.30,2009 Sept.30,2008 Sept.30,2009 Sept.30,2008


Fee income                      $ 461,750   1,476,131  $   133,086   1,171,187

Operating expenses              2,582,097   2,263,206      617,061     754,739

Research and development        1,155,951   1,039,526      360,188     294,565

                                3,738,048   3,302,732      977,249   1,049,304

Operating income (loss)        (3,276,478) (1,826,601)    (844,163)    121,883

Net investment income              14,216     135,268        4,110      34,772

     Net income (loss)       $ (3,262,262) (1,691,333)  $  (840,053)   156,655

Basic and diluted
net income (loss)
per commoN share             $       (.21)       (.11)  $      (.05)       .01

Basic and diluted
weighted average
number ofcommon shares
outstanding                    15,911,080  15,441,433    16,242,646 15,442,834


See accompanying notes to consolidated financial statements.






                      RESEARCH FRONTIERS INCORPORATED



                  Consolidated Statements of Cash Flows



                                (Unaudited)



                                                        Nine months ended
                                                    Sept.30, 2009 Sept.30, 2008



Cash flows from operating activities:
 Net loss                                           $ (3,262,262)  (1,691,333)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation and amortization                          29,241       30,913
   Stock-based compensation                              391,238       94,806
 Changes in assets and liabilities:
  Royalty receivables                                     64,593      (70,871)
  Prepaid expenses and other assets                       45,481          368
  Deferred revenue                                        67,500       15,000
  Accounts payable and accrued expenses                 (223,906)     (21,481)

 Net cash used in operating activities                (2,887,415)  (1,642,598)


Cash flows from investing activities:
 Purchase of fixed assets                                (22,398)     (55,283)
 Note receivable - SPD Control Systems                        --     (112,500)
 Purchase of Investments (US Treasury Securities)             --   (5,282,389)
 Proceeds from Investments (US Treasury Securities)    2,299,496    2,250,000

 Net cash provided by (used in) investing activities   2,277,098   (3,200,172)


Cash flows from financing activities:
 Proceeds from the sale of common stock                2,803,650           --
 Proceeds from the exercise of options                        --       17,175
 Net cash provided by financing activities             2,803,650       17,175


Net increase (decrease) in cash and cash equivalents   2,193,333   (4,825,595)

Cash and cash equivalents at beginning of year         2,367,512    7,260,192

Cash and cash equivalents at end of period           $ 4,560,845    2,434,597


See accompanying notes to consolidated financial statements.


            RESEARCH FRONTIERS INCORPORATED

         Notes to Consolidated Financial Statements

                   September 30, 2009

                       (Unaudited)


Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S.
generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K relating to Research Frontiers Incorporated (the "Company") for the fiscal year ended December 31, 2008.

In accordance with US Generally Accepted Accounting Principles
(GAAP), the Company has evaluated subsequent events through the date and time the financial statements were issued on November 5, 2009.

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

Fee Income

Fee income represents amounts earned by the Company under various license and other agreements relating to technology developed by the Company. During the first nine months of 2009, eight licensees of the Company accounted for approximately 44%, 19%, 8%, 8%, 6%, 5%, 4% and 4%, respectively, of fee income recognized during such period.

Equity Transactions

The Company also granted 175,000 and 9,000 warrants to consultants during the nine months ended September 30, 2009.
These warrants vest ratably over 59 and 24 months, respectively.
The warrants were valued using the Black-Scholes method using the following assumptions:

Risk free interest rate		  3.087%
Volatility			 73.274%
Expected life			 5 years
Value per warrant		   $1.49

The Company charged $5,029 to operations for the nine months ended September 30, 2009 in connection with these warrant issuances.


Stock-Based Compensation

GAAP requires that all stock-based compensation be recognized as an expense in the financial statements and that such costs be measured at the fair value of the award. GAAP also requires that tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows.

No options were granted during the first nine months of 2009. During the nine months ended September 30, 2009, $63,204 and $94,806, respectively, was charged to operations in connection with the vesting of an earlier option grant to a consultant. During the nine months ended September 30, 2009, the Company granted 100,000, 199,700 and 250 shares of restricted common stock to its directors,employees and a consultant, respectively. All of the shares granted to the directors and the consultant, as well as 1,200 shares granted to employees vested immediately upon grant. The remaining 198,500 shares vest ratably over the 36 months subsequent to the grant date. In connection with a termination of employment, 888 shares of this grant have been cancelled. The market value per share on the date of grant was $2.14. In connection with these grants, the Company charged $323,005 to operations during the nine months ended
September 30, 2009, respectively.

Treasury Stock

The Company did not repurchase any of its stock during the nine months ended September 30, 2009 or 2008.

Sale of Common Stock

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


Investments

The Company classifies investments in marketable securities as trading, available-for-sale or held-to-maturity at the time of purchase and periodically re-evaluates such classifications. Trading securities are carried at fair value, with unrealized holding gains and losses included in earnings. Held-to-maturity securities are recorded at cost and are adjusted for the amortization or accretion of premiums or discounts over the life of the related security. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss) until realized. In determining realized gains and losses, the cost of securities sold is based on the specific identification method. Interest and dividends on the investments are accrued at the balance sheet date. The
Company had no investments in treasury securities at September 30, 2009 due to the maturity of $1.0 million in treasury bills during the third quarter of 2009.

Note Receivable from SPD Control Systems

On May 9, 2007, the Company began participating in the funding of the ongoing development of automotive controllers by SPD Control Systems Corp., a licensee of the Company.
This development work is to produce the electronic controllers to operate SPD-Smart automotive windows and glass roof systems for one or more of the top five automotive makers in the world. The Company's funding of this project is reflected in the form of a senior secured convertible promissory note (the "Note") of SPD Control Systems Corp. held by Research
Frontiers' wholly-owned subsidiary, SPD Enterprises Inc. The note bears interest at 10% per annum, is secured by all of the assets (including intellectual property) of SPD Control Systems, and is convertible at the option of SPD Enterprises into common stock of SPD Control Systems at an initial conversion price of $0.50 per share. This conversion price is adjustable downward to result in the issuance to SPD Enterprises of additional shares of SPD Control Systems common stock under certain conditions. The Note provides for funding of up to $150,000 by SPD Enterprises based upon the achievement of certain development milestones by SPD Control Systems. As of September 30, 2009, the principal and interest amount outstanding under this Note were $150,000 and $25,105, respectively.

Fair Value Measurements

We adopted FASB Accounting Standard Codification (ASC) 820-10 as of January 1, 2008, with the exception of the application of the statement to nonrecurring nonfinancial assets and nonfinancial liabilities.

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

Financial assets accounted for at fair value on a recurring basis at September 30, 2009 include cash equivalents of approximately $4.6 million. This asset is carried at fair value based on quoted market prices for identical securities (Level 1 inputs).


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

On occasion, the Company may issue to consultants either options or warrants to purchase shares of common stock of the Company at specified share prices. These options or warrants may vest based upon specific services being performed or performance criteria being met. In accordance with ASC 505-50 (Emerging Issues Task Force Issue 96-18), Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, the Company would be required to record consulting expenses based upon the fair value of such options or warrants on the date that such options or warrants vest as determined using a Black-Scholes option pricing model. Depending upon the difference between the exercise price and the market price of the Company's common stock on the date that such options or warrants vest, the amount of non-cash expenses that could be recorded as a result of the vesting of such options or warrants can be material.

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

Results of Operations for the Nine Month
Periods Ended  September 30, 2009 and 2008

The Company's fee income from licensing activities for the first nine months of 2009 was $461,570 as compared to $1,476,131 for the first nine months of 2008. This difference is primarily due to the receipt of a one-time payment in 2008 from a former licensee in full settlement of past due minimum annual royalties for several years and the expiration in May 2009 of an agreement with a licensee regarding payments for guaranteed access to certain improvements in the Company's technology. As a result of the expiration of this agreement, fee income was approximately $160,000 lower during the first nine months of 2009 compared to the same period a year earlier. Without the occurrence of these two factors, fee income for the first nine months of 2009 would have been higher than the same period last year. In addition, fee income is impacted by the timing and amount of minimum annual royalties paid, and the date of receipt of such payment on certain license agreements, by end-product licensees.
Fee income also includes earned royalties resulting from sales by certain licensees in the architectural and aircraft markets. In addition to product sales in the architectural and aircraft markets included in fee income as described above, during the first nine months of 2009, one licensee reported product sales in the automotive market and another reported product sales in the marine market, although the fee income generated from such sales did not exceed the minimum annual royalties recorded for such licensee during the first nine months of 2009, so no additional fee income was recorded with respect to such automotive and marine sales. Certain license fees, which are paid to the Company in advance of the accounting period in which they are earned resulting in the recognition of deferred revenue for the current accounting period, will be recognized as fee income in future periods. Also licensees may offset some or all of their royalty payments on sales of licensed products for a given period by applying these advance payments towards such earned royalty payments. Because the Company's license agreements typically provide for the payment of royalties by a licensee on product sales within 45 days after the end of the quarter in which a sale of a licensed product occurs
(with some of the Company's more recent license agreements providing for payments on a monthly basis), and because of the time period which typically will elapse between a customer order and the sale of the licensed product and installation in a home, office building, automobile, aircraft, boat, or any other product, there could be a delay between when economic activity between a licensee and its customer occurs and when the Company is paid its royalty resulting from such activity.

Operating expenses increased by $318,891 for the first nine months of 2009 to $2,582,097 from $2,263,206 for the first nine months of 2008. This increase was principally the result of increased non-cash charges to operating expenses
($277,000) resulting from grant of restricted shares and warrants to directors, employees and consultants, as well as higher directors fees and expenses ($146,000) and higher professional fees ($71,000), partially offset by lower investor relations/marketing costs ($55,000), consulting costs ($75,000), as well as lower patent costs ($30,000).
Differences in the amount of directors fees recorded as expense by the Company may be the result of the timing of the payment of such fees.

Research and development expenditures increased by $116,425 to $1,155,951 for the first nine months of 2009 from $1,039,526 for the first nine months of 2008. This increase was principally the result of higher materials costs ($128,000).

The Company's net investment income for the first nine months of 2009 was $14,216, as compared to net investment income of $135,268 for the first nine months of 2008. This difference was primarily due to lower cash balances available to invest as well as lower interest rates.

As a consequence of the factors discussed above, the Company's net loss was $3,262,262 ($.21 per basic and diluted common share) for the first nine months of 2009 as compared to $1,691,333 ($.11 per basic and diluted common share) for the first nine months of 2008.

Results of Operations for the Three Month
Periods Ended September 30, 2009 and 2008

The Company's fee income from licensing activities for the three months ended September 30, 2009 was $133,086 as compared to $1,171,187 for the three months ended
September 30, 2008. This difference in fee income was primarily due to the receipt in 2008 of a one time payment from a former licensee in full settlement of past due minimum annual royalties, and the expiration in May 2009 of an agreement with a licensee regarding payments for guaranteed access to certain improvements in the Company's technology. As a result of the expiration of this agreement, fee income was approximately $120,000 lower during the third quarter of 2009 compared to the same period a year earlier. Without the occurrence of these two factors, fee income for the third quarter of 2009 would have been higher than the same period last year. In addition, fee income is impacted by the timing and amount of minimum annual royalties paid, and the date of receipt of such payment on certain license agreements, by end-product licensees. Certain license fees, which are paid to the Company in advance of the accounting period in which they are earned resulting in the recognition of deferred revenue for the current accounting period, will be recognized as fee income in future periods.
Also licensees may offset some or all of their royalty payments on sales of licensed products for a given period by applying these advance payments towards such earned royalty payments. Because the Company's license agreements typically provide for the payment of royalties by a licensee on product sales within 45 days after the end of the quarter in which a sale of a licensed product occurs (with some of the Company's more recent license agreements providing for payments on a monthly basis), and because of the time period which typically will elapse between a customer order and the sale of the licensed product and installation in a home, office building, automobile, aircraft, boat, or any other product, there could be a delay between when economic activity between a licensee and its customer occurs and when the Company is paid its royalty resulting from such activity.

Operating expenses decreased by $137,678 for the three months ended September 30, 2009 to $617,061 from $754,739 for the three months ended September 30, 2008. This decrease was principally the result of lower marketing and consulting costs ($21,000) lower patent costs ($98,000) as well as lower directors' expenses ($13,000).

Research and development expenditures increased by $65,623 to $360,188 for the three months ended September 30, 2009 from $294,565 for the three months ended September 30, 2008. This increase was principally the result of higher material costs ($58,000) as well as higher allocated rent and building maintenance charges ($11,000).

The Company's net investment income for the three months ended September 30, 2009 was $4,110, as compared to net investment income of $34,772 for the three months ended
September 30, 2008. This difference was primarily due to lower cash balances available to invest as well as lower interest rates.

As a consequence of the factors discussed above, the Company's net loss was $840,053 ($.05 per basic and diluted common share) for the three months ended September 30, 2009 as compared to net income of $156,655 ($.01 per basic and diluted common share) for the three months ended September 30, 2008.

Financial Condition, Liquidity and Capital Resources

During the first nine months of 2009, the Company's cash and cash equivalent balance increased by $2,193,333, principally as a result of proceeds of $2,803,650 from the sale of common stock as well as $2,299,496 in proceeds from the maturity of an investment in U.S. Treasury Securities, partially offset by cash used to fund the Company's operating activities of $2,887,415. At September 30, 2009, the Company had working capital of $4,501,094 and its shareholders' equity was $4,851,161.


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

The Company expects to use its cash to fund its research and development of SPD light valves and for other working capital purposes. The Company's working capital and capital requirements depend upon numerous factors, including the results of research and development activities, competitive and technological developments, the timing and cost of patent filings, the development of new licensees and changes in the Company's relationships with its existing licensees. The degree of dependence of the Company's working capital requirements on each of the foregoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements; the addition of new licensees may provide additional working capital or working capital requirements, and changes in relationships with existing licensees would have a favorable or negative impact depending upon the nature of such changes. Based upon existing levels of cash expenditures, existing cash reserves and budgeted revenues, the Company believes that it would not require additional funding until the first quarter of 2011. There can be no assurance that expenditures will not exceed the anticipated amounts or that additional financing, if required, will be available when needed or, if available, that its terms will be favorable or acceptable to the Company. Eventual success of the Company and generation of positive cash flow will be dependent upon the extent of commercialization of products using the Company's technology by the Company's licensees and payments of continuing royalties on account thereof.

Item 3. Quantitative and Qualitative Disclosures
        About Market Risk

The information required by Item 3 has been disclosed in Item
7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2008. There has been no material change in the disclosure regarding market risk.

Item 4.   Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairman and its Chief Executive and Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chairman and its Chief
Executive and Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's periodic SEC filings. Our officers have concluded that as of September 30, 2009 our disclosure controls and procedures are designed, and are effective, to ensure that information required to be disclosed by our company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the commission's rules and forms, and are also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. There were no changes in the Company's internal control over financial reporting during the quarterly period ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date:  November 5, 2009