Form 10-K
period 2009-12-31
RESEARCH FRONTIERS INC
filed 2010-03-11
CIK 793524

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
	                     WASHINGTON, D.C.  20549

                             	FORM 10-K

        	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of
	            THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009	   	Commission File Number 1-9399

                        RESEARCH FRONTIERS INCORPORATED
          (Exact name of registrant as specified in its charter)

                           DELAWARE                        11-2103466
               (State or other jurisdiction of          (I.R.S. Employer
               incorporation or organization)          Identification No.)

          240 CROSSWAYS PARK DRIVE
          WOODBURY, NEW YORK                           11797-2033
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
Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days. Yes [X]	  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submnitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post
such files). Yes [  ]	  No [  ]


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

As of March 10, 2010 there were 17,111,329 shares of Research Frontiers Incorporated common stock outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates was $53,146,937 computed in accordance with the rules of the SEC by reference to the closing price of the Company's common stock as of June 30, 2009 which was $3.58. In making this computation, all shares known to be owned by directors and executive officers of the Company and all shares known to be owned by other persons holding in excess of 5% of the Company's common stock have been deemed held by "affiliates" of the Company, and awards of restricted stock subject to vesting are assumed to have been fully issued and outstanding. Nothing herein shall prejudice the right of the Company or any such person to deny that any such director, executive officer, or stockholder is an "affiliate."


                            PART I



ITEM 1.  	BUSINESS

General

    Research Frontiers Incorporated ("Research Frontiers" or the "Company") develops and licenses its patented suspended particle device ("SPD-Smart") light-control technology to other companies that manufacture and market either the SPD-Smart chemical emulsion, light-control film made from the chemical emulsion, lamination services, electronics to power end-products incorporating the film, or the end-products themselves such as "smart" windows, skylights and sunroofs. Research Frontiers currently has 37 companies that, in the aggregate, are licensed to serve four major SPD-Smart application areas (aerospace, architectural, automotive and marine products) in every country of the world.

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

     SPD-Smart products use microscopic light-absorbing nano-particles that are typically suspended in a film. These particles align when an electrical voltage is applied, thus permitting light to pass through the film. Adjustment of the voltage to the SPD film gives users the ability to instantly, precisely and consistently regulate the amount of light, glare and heat passing through the window, skylight, sunroof, window shade or other SPD-Smart end-product.

     SPD light-control technology may have wide commercial applicability in many types of products and industries where variable light transmission is desired, such as:

- "smart" windows, skylights, partitions, doors, and sunshades for the architectural, aircraft, marine, automotive and appliance industries;
- variable light transmission sunglasses, goggles, visors and other eyewear;
- variable light transmission automotive sunroofs, sunvisors and rear-view mirrors; and
- flat panel information displays for use in billboards, scoreboards, point-of-purchase advertising displays, traffic signs, computers, telephones, PDAs and other electronic instruments.

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

    Recent progress with regard to market development and commercialization activity has been the result of focused and active efforts by Research Frontiers and its key production and end-product licensees who have invested in product development and improvements, production facilities, increased production capacity, durability, performance testing, quality control and assurance, and marketing programs. Licensees supplying film to end-product licensees have recently announced increases in their production capacity, or plans to so so, in order to prepare for potentially large and developing markets for SPD-Smart products. Research Frontiers believes that with the normal progression of product and manufacturing improvements, and as licensees become more experienced at the lamination, fabrication and installation of SPD-Smart products for various applications, the adoption rates for SPD-Smart products will grow and accelerate, resulting in an increasing stream of royalty income for the Company.

     As part of their marketing and branding programs, many of our licensees have developed their own trademarks for SPD-Smart emulsion, film, and end-products and these are listed in their respective press releases, product brochures, advertising and other promotional materials. Research Frontiers uses the following trademarks: SPD-Smart(tm), SPD-SmartGlass(tm), VaryFast(tm), SPD-CleanTech(tm), SPD Clean Technology(tm), SmartGlass(tm), The View of the Future - Everywhere you Look(tm), Powered by SPD(tm), Powered by SPD-CleanTech(tm), Powered by SPD Clean Technology(tm), SG Enabled (tm),SPD Green and Clean(tm), SPD On-Board(tm), Speed Matters(tm), and Visit SmartGlass.com - to change your view of the world(tm).

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

    On March 10, 2010 the Company had eleven full-time employees, five of whom are technical personnel, and the rest of whom perform legal, marketing, investor relations, and administrative functions. Of these employees, two have obtained doctorates in chemistry, one has a masters degree in chemistry, one has extensive industrial experience in electronics and electrical engineering, and one has majored in physics. Three employees also have additional postgraduate degrees in business administration, including one doctorate in organization and management. Also the Company's suppliers and licensees have people on their teams with advanced degrees in a number of areas relevant to the commercial development of products using the Company's technology. The success of the Company is dependent upon, among other things, the services of its senior management, the loss of which could have a material adverse effect upon the prospects of the Company.

Industry Trends

    While economic activity around the world is still recovering from a severe downturn, there are also favorable converging trends in the major near-term markets for SPD-Smart products. These trends are gaining momentum and strength. In both public and private sectors across the world, there are substantial efforts targeted toward the promotion and use of energy efficient materials, including those used in windows and other glazings for homes, buildings, automobiles, aircraft and boats. For example, as part of its sustainable design strategies, the architectural community is actively inreasing the use of "daylight harvesting" systems to more effectively capture and control natural light as part of energy reduction strategies to offset electricity used by artificial lighting. There also is a growing trend toward the use of more glass in all of the near-term SPD markets. In addition to design, aesthetic and other benefits, this expanded use of glass also supports a growing body of research which finds that the presence of natural light improves the well-being and productivity of individuals. Products using SPD-Smart light-control technology can play an important role in supporting these converging global trends.

    For architectural applications, a number of market forces are having an upward influence on demand for SPD-Smart glass. Many architects are specifying more glass in their designs to support building occupants' sense of connectedness to the outside environment. Also significant is the heightened attention to energy efficiency in both commercial and residential buildings. Various studies indicate that buildings in the United States and Europe now account for an estimated 39-40% of total energy use and upwards of 70% or more of electricity consumption. Many architects and building owners are striving for sustainable, "green" buildings that are highly energy-efficient, reduce environmental impact, and improve occupant health and well-being. In addition, the design community is increasingly interested in advanced daylighting systems in buildings that lower electrical lighting usage and reduce heating and cooling loads.
Because of this, the ability to control light, glare and heat in these building applications is very important and advanced solutions often are needed to optimize operating efficiencies. SPD-Smart technology, especially when integrated with intelligent building systems, provides effective shading, glare control and heat management solutions for offices and homes.
As a result, architects and developers are now specifying SPD-Smart products in their projects, and both the number and size of these projects are increasing.

    In the automotive industry, global trends include the introduction of larger sunroofs and panoramic roof panels in transportation vehicles, and a higher percentage of these vehicles having a sunroof or using more glass in the roof. In addition, automobile manufacturers are beginning to introduce "cielo" glass systems where the windshield of the vehicle joins with the glass in the roof of the vehicle to form one continuous piece of curved glass. The SPD-Smart component of these cielo systems can start with the blue band on the top of the windshield (the rest of the windshield would not use any kind of dark tint because regulations require that the main part of the windshield not have less than 70% light transmission at all times) and extend back to encompass the entire glass roof.
Some automakers have recently begun to incorporate SPD-SmartGlass in concept vehicles, with some of these concept vehicles being exhibited at major auto shows, and a growing number of automakers are developing SPD-Smart glass products for production vehicles as well. SPD-SmartGlass has also been shown in armored automotive glass applications, and a new market is also developing for personalized custom conversions of automobiles for owners who wish to express themselves through the design of the cars they own and/or drive.

    In the aerospace industry there is also a trend towards larger windows, most notably in the "transport category" (commercial passenger aircraft) segment. The world's two largest aircraft manufacturers have announced their interest to include electronic smart window shades in their aircraft, and strong interest exists at other OEMs as well. Electronic aircraft window shades may use SPD technology, or may use other smart window technologies such as liquid crystal or electrochromic technology. For use in aircraft, SPD-Smart window shades are made of plastic instead of glass to save weight for a given window thickness, to avoid breakage risks, and to avoid using a protective containment shroud needed if glass is used. The Company believes its SPD technology offers important performance advantages over other technologies including weight-savings and faster, more uniform response time. To date, SPD technology is also the only commercially available light-control smart window technology known to have passed the stringent safety and durability tests required by the aviation industry and received a Supplemental Type Certificate (STC) from the Federal Aviation Administration. Today SPD-Smart window shades are flying in various aircraft including those used in general aviation (private and business aircraft) and military aviation. SPD-Smart window shades are also beginning to be used in commercial passenger aircraft.
During the fourth quarter of 2009, two leading companies making electromechanical window shades announced new products that incorporate SPD window shades into their designs.

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

Historical Background and Recent Developments

SPD-Smart Film Production

     The essence of SPD-Smart end products such as smart windows is the SPD-Smart light-control film used to vary the tint of glass or plastic. Initially the sole manufacturer of this film was SPD Inc., a subsidiary of Hankuk Glass Industries, a former licensee of Research Frontiers. In April 2004, SPD Inc. announced that it was ceasing its business activities. As a result, sales of SPD-Smart products by licensees of the Company during most of 2004, 2005 and 2006 were curtailed as these licensees filled certain customer orders out of limited existing inventory of SPD-Smart light control film made by SPD Inc. while awaiting production of the next-generation, emulsion-based SPD-Smart light control film with its improved performance characteristics.

     After this hiatus in SPD film availability, a number of significant events began in 2007 and continue through 2010 that have helped the development of the Company's business worldwide. In early 2007, our licensee Hitachi Chemical began producing their initial SPD-Smart light-control film on their first factory line. During the second half of 2009, Hitachi Chemical announced that they had begun mass production on their new, larger capacity, production line and expanded their annual production capacity to 400,000 square meters (over 4.3 million square feet).
Unlike prior production lines, Hitachi's new production line is dedicated exclusively to the production of SPD-Smart film. In
July 2009, Hitachi Chemical launched its web site dedicated to its SPD-Smart light control film and during 2009, Hitachi Chemical has outlined in its press releases and public presentations that it plans to "accelerate the use of SPD film, which holds significant potential for growth" and notes that "SPD film is positioned as one of the key emerging products promoted by Hitachi Chemical to become a future leading product for the company." Hitachi Chemical gave a presentation to analysts dated October
30, 2009 regarding Hitachi Chemical's performance during the first half of the year and highlighted management issues for the second half. In that presentation, Hitachi Chemical noted that it is targeting SPD film sales of 5 billion yen (approximately $53.4 million) in 2012. Customers for Hitachi Chemical's SPD-Smart film are end-product licensees of Research Frontiers. These companies receive the film, laminate it into glass or plastic, and then fabricate end-products sold into various industries. End-product licensees pay Research
Frontiers a royalty on the sale of these end-products that typically ranges from 10-15%.

      In addition to Hitachi Chemical, two companies are currently making or developing SPD-Smart light control film under license from Research Frontiers using SPD-Smart emulsion produced by our licensee DIC Corporation (formerly known as Dainippon Ink and Chemicals). These two companies are licensed to sell SPD-Smart light-control film to other licensees of Research Frontiers. One company in Italy, Isoclima, is also licensed by Research Frontiers to make and sell architectural and automotive end-products worldwide. In February 2010, Research Frontiers also licensed Australia's ID Research Pty Ltd. (the parent company of IGlass Pty Limited) to make and sell SPD-Smart film worldwide, and to make and sell SPD-Smart architectural smart window products in Australia, New Zealand and South Africa.

SPD-Smart Aircraft Products

     Research Frontiers' licensee InspecTech Aero Service Inc. continues to penetrate the OEM and retrofit markets for SPD-Smart window shades. Building on previously announced milestones regarding the approval by Hawker Beechcraft Corporation of InspecTech window shades for aftermarket conversions of King Air aircraft, and receiving a Supplemental Type Certificate (STC) for all models of King Air aircraft by the FAA, InspecTech and the companies that they sell products to are working with a growing number of aircraft manufacturers and their customers and are selling SPD-Smart window shades for various models of fixed wing aircraft and helicopters. InspecTech's SPD-Smart window shades have also been installed in selected areas on all A380 aircraft delivered by Airbus to Qantas Airlines to date, making SPD-Smart window shades the first and only electronically dimmable window shade flying on commercial airlines.

     In October 2009, at the NBAA Annual Meeting and Convention, in addition to featuring its SPD-Smart window shades, InspecTech Aero Service unveiled its Smart Cabin Automated Dimming System (SCADS(tm)) for these window shades. With this new complementary system, in addition to the light, heat and glare control SPD-Smart window shades bring to cabin windows, the product has integrated intelligence into airframe systems and adds the capability to interface the SPD-Smart window shades with other cabin systems such as Cabin Management Systems and In-Flight Entertainment systems, providing unprecedented smart automation of cabin light-management.

     InspecTech Aero Service markets and offers its SPD-Smart window shades through a variety of programs including working directly with aircraft OEMs, advertising campaigns, targeted direct marketing campaigns and trade show exhibitions. In addition, InspecTech is building out a marketing and distribution infrastructure by establishing strategic partnerships with OEM service organizations, aircraft refurbishment and completion centers, and aircraft component suppliers marketing products that include InspecTech's SPD-Smart window shades as part of their product offering. At the October 2009 NBAA Annual Meeting and Convention, in addition to InspecTech, two other leading window shade manufacturers working with InspecTech unveiled window shading systems that included InspecTech's SPD-Smart window shades.

     In January 2010, Research Frontiers further expanded its presence in the aircraft industry by licensing Vision Systems of France to make and sell in Europe SPD-Smart products for aircraft. The Vision Systems license also covers the manu-facture and sale of SPD-Smart products for trains, recreational vehicles, busses, trucks, mobile cranes and construction vehicles.

SPD-Smart Automotive Products

     Research Frontiers and its licensees are currently working with multiple automotive manufacturers to introduce SPD-Smart windows, sunroofs and roof systems on both concept and production vehicles. The number of such automotive manufacturers has been growing.

     In September 2008, the automotive glass business of PPG Industries (now known as Pittsburgh Glass Works, LLC), was licensed to make SPD-Smart automotive glass products, including windows, sunroofs and roof glass systems. Pittsburg Glass Works
(PGW) is North America's largest automotive glass producer.
PGW cited the importance of this work with SPD-Smart automotive products in their October 2009 press release highlighting milestones achieved during the past year. A similar license agreement was entered into by Pilkington Group Limited, a subsidiary of Nippon Sheet Glass, the world's second largest glass manufacturer. The Company's large automotive glass licensees account for the vast majority of all glass produced for the automotive market throughout the world.

      At the 40th Tokyo Motor Show 2007, Hino Motors, Ltd., a subsidiary of Toyota Motor Corporation, featured a new concept S'elega Premium motorcoach with variable tint side windows using Research Frontiers' patented SPD-Smart light-control technology. The S'elega Premium on display at the Tokyo Motor Show had five large SPD-Smart side window panels with over 11 square meters of curved glass (more than 120 square feet) produced by Research Frontiers licensee Asahi Glass Company. Asahi Glass Company is the world's largest glass company. This vehicle was part of a process to validate Asahi Glass' production of SPD-Smart glass for the higher-volume passenger car market and details of such work has not yet been publicly announced by Asahi or their customers.

      Since the introduction in late 2007 by Research Frontiers licensee American Glass Products (AGP) of their Vario Plus-Sky SPD-Smart products at the SEMA show in Las Vegas, AGP has become active in offering SPD-SmartGlass to the automotive aftermarket, as well as working with various OEM customers for high-volume production vehicles. AGP's Vario Plus-Sky brand of variable light transmission glass using Research Frontiers' patented SPD-Smart technology enables users to instantly, precisely and consistently control the amount of light, glare and heat passing through glass or plastic. In addition to the number of vehicles that AGP has developed SPD-Smart glass for in the aftermarket, AGP can also custom manufacture these products for virtually any vehicle. In October 2008, AGP also announced a strategic technology partnership with DiMora Motorcar, and its plans to provide its Vario Plus-Sky brand of SPD-SmartGlass(tm) for DiMora Motorcar's Natalia SLS 2 sport luxury sedan. At the November 2009 SEMA Show, AGP partnered with its customer Elite Auto Tune to feature a Mercedes S550 with rear side windows that use SPD light-control technology. Research Frontiers licensee SPD Control Systems Corp. developed and supplied the dynamic controller for these smart windows. In addition to its debut in Las Vegas at the 2009 SEMA Show, this SPD-Equipped vehicle has also appeared at a major car event in Miami in February, and is scheduled to appear in 2010 at subsequent automotive events in various additional cities.

      While the highest volume market for which SPD-Smart technology is being developed is new car production by the world's automakers, the aftermarket upgrade market presents near-term opportunities in the automotive market. Within the automotive market, a potentially significant additional market is the armored glass market. Armored glass (sometimes referred to as "transparent armor" and "bullet-resistant glass") encompasses the military, non-military government, and civilian markets.
While each of these submarkets have their own unique characteristics, some common characteristics include high price points, reduced price sensitivity, fast development cycles to incorporate new glass into vehicles, and the ability to incorporate SPD-Smart glass as an aftermarket upgrade. In addition, SPD-Smart technology in this market not only provides the usual benefits of light-control and UV blockage, but also adds enhanced security by introducing darker tints and privacy.
A number of the Company's licensees such as American Glass Products, GKN Aerospace, Isoclima and Pittsburgh Glass Works are recognized industry leaders in the armored glass market and have developed and/or exhibited publicly armored SPD-Smart glass.

      Our market research suggests that about 20,000 to 25,000 non-military vehicles (utilizing between approximately 215,000 to 800,000 square feet of glass) are built annually, either as specialty models by the automobile OEMs or by aftermarket converters, who account for the majority of sales of such vehicles. Given the relatively short development cycles (especially in the aftermarket segment), good price points, and in light of the ongoing work being done by our licensees in this field for specific government and civilian customers, armored vehicles have the potential to become an important source of near-term royalty revenue to Research Frontiers. Public activity in this armored-glass market has grown:

      In February 2008, GKN Aerospace Transparency Systems acquired a license covering SPD-Smart armored glass for vehicles. GKN is a world leader in armored transportation vehicles for both military and civilian vehicles. Since then, GKN has exhibited their armored SPD-Smart automotive glass at various military and industry trade shows. In September 2009, GKN announced that it had been awarded a $425,000 contract by the Combating Terrorism Technical Support Office (CTTSO) of the United States Department of Defense to develop instantly dimmable SPD-Smart bullet resistant windows.

      In October 2008, licensee Isoclima S.p.A. debuted at Security Essen 2008 and at Glasstec 2008 a Fiat Croma automobile outfitted by Isoclima with SPD-SmartGlass(tm). The Fiat Chroma featured five panels of Isoclima S.p.A.'s Cromalite(r) SPD-SmartGlass including two rear sidelites, two rear quarterlites and one backlite. The SPD-Smart glass for this vehicle uses remote control operation to instantly adjust light and glare coming through the windows. Isoclima also had a broader exhibit at these shows demonstrating a BMW Series 7 armored glass rear side window and other automotive products using its Cromalite(r) brand of SPD-Smart glass. Isoclima also exhibited its Cromalite(r) brand of SPD-Smart glass at various trade shows and other venues in 2009.

SPD-Smart Architectural Products

     SPD-Smart windows, skylights and partitions offer various benefits in architectural applications. During 2009, independent tests were conducted by DSET Laboratories, a division of Atlas Material Testing Technology, in accordance with ASTM and ASHRAE testing and calculation protocols. These test results demonstrate that SPD-Smart windows have excellent solar heat rejection and control capabilities. Additional energy savings are possible using SPD-Smart windows as part of a "daylight harvesting" strategy in facilities management. Various private and public installations of SPD-SmartGlass are appearing in the residential and commercial markets, and additional projects specifying SPD-SmartGlass are currently going out for public bid.

     In December 2007 AGC Flat Glass Europe (a wholly-owned subsidiary of Asahi Glass, the world's largest glass company) acquired a new license covering SPD-Smart architectural window applications.

     In September 2008, Research Frontiers licensee SmartGlass International launched its line of SPD-SmartGlass architectural window products at the 100% Detail show in London, England. The show focuses on the latest developments in sustainability, innovation and design for the building environment. SmartGlass International produces its SPD-SmartGlass products at their new and expanded manufacturing facility in Dublin, Ireland which houses the company's design, tempering, laminating and quality control operations, as well as its product showroom. SmartGlass International also announced the recent completion of a multi-panel SPD-Smart roof-lite project in London. At the 100% Details show, SmartGlass International's SPD-Smart products won the show's Most Innovative Building Product Award. SmartGlass International also featured SPD-Smart glass products at various exhibitions, conferences and other events in Europe during 2009. In early 2010, SmartGlass International opened up a London showroom featuring its smart glass products. SmartGlass International was originally licensed for SPD-Smart architectural glass products in the UK and Ireland. In June
2009, SmartGlass International expanded their license to cover all areas of the world outside of North America. As part of this expansion, SmartGlass International also granted the SCHOTT Group rights to sell SmartGlass International's SPD-Smart products in all areas of the world outside of the UK and Ireland (which is currently handled directly by SmartGlass International) and North America.

     In February 2009, Research Frontiers' licensee Innovative Glass Corp. announced the completion of the world's largest SPD-Smart glass project at Indiana University using next-generation SPD-Smart light control film. The project used almost 800 square feet of SPD-Smart glass in 59 interior and nine large exterior smart glass panels. Innovative Glass also completed other residential and commercial SPD-Smart glass installations in 2009, and also appeared, with Research Frontiers, on the Discovery Channel's Mega Engineering program which began airing in the US in September 2009, and internationally since that time.

     SPD Control Systems Corporation, a licensee of Research Frontiers, has developed and is selling for the automotive market its 8-window Tintmaker controller. This controller, which was specifically designed for SPD-Smart windows and initially designed for the automotive market, is also being adapted for use in the architectural, marine and aerospace industries. The Tintmaker controller allows for the control of single or multiple SPD-Smart windows by several methods including manual dimmer or slider controls, automatic control from on-board systems, and self-regulated control via sensors. In 2008, SPD Control Systems announced that it was awarded a $580,000 matching funds contract from the New York State Energy Research and Development Authority (NYSERDA) for the development and demonstration of a control system for architectural SPD-Smart window products. SPD Control Systems' Wireless Building Control System include 8-window controllers (leveraging the company's controller designs for the automotive industry), advanced sensors, dynamic tinting algorithms and other distinctive operating features including an interface with other building services such as heating, ventilation and air conditioning (HVAC) and lighting. SPD
Control Systems lectures and presents its electronic controllers and demonstrates SPD-Smart window technology at various trade shows and conferences, including those focused on energy efficiency in architectural applications.

     Prelco, a licensee of Research Frontiers Inc. exhibited SPD-SmartGlass at the 25th annual Build Boston show in November 2009. Build Boston is the largest regional convention and tradeshow for the design and construction industry. Prelco is an ISO 9001 company and is the leading manufacturer of industrial, transportation and architectural safety glass in Canada and the northeastern United States. Research Frontiers licensee Hitachi Chemical Company, Ltd. produced and supplied its high-performing SPD film to Prelco, which does its own lamination.

     In February 2010, ID Research Pty Ltd (IDR) (the parent company of iGlass Pty Limited) acquired a license from Research Frontiers Inc. granting it the right to manufacture and sell SPD-Smart architectural end-products in Australia, New Zealand and South Africa. The license also grants ID Research Pty Ltd the worldwide right to manufacture and sell SPD emulsion and film to end-product licensees of Research Frontiers. The license follows a $1.5 million grant to ID Research Pty Ltd from the Government of Victoria's Science Agenda (VSA) Investment Fund for "Electro Responsive Material Coatings for Switchable Automotive Tinted Glass."

     Dr. George Elvin, Director of Green Technology Forum, is featuring SPD-Smart light-control technology in a series of international talks and courses on emerging green technologies. Dr. Elvin is a well-known advisor, speaker and author on emerging technologies and has an extensive academic background.


Marketing Activities and Licensee Support

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

     The Company has emerged as the world's leading resource for market research information on the subject of smart glass. Research Frontiers lectures and presents at industry conferences in areas of energy efficiency and daylight harvesting, and has published independent test data, shared the results of its research studies and test data with industry and the media, posted various reference materials to the Company's website for global dissemination, and published presentations, data and bylined articles.

     Research Frontiers maintains an active role with various standards-setting organizations. These organizations include ASTM International and the National Fenestration Rating Council
(NFRC), both of which have had or continue to have active committees developing standards for smart glass.

     In addition to Research Frontiers providing overarching support of licensees' sales efforts by developing the SPD industry as a whole, leveraging its prominence as a leading resource on the topic of smart glass, and maintaining an active role with standards organizations, Research Frontiers also supports licensees' marketing and sales efforts directly. Activities include advising and assisting with branding strategies and advertising campaigns, website development and other marketing materials, joint presentations to prospective customers, and additional support. As a focal point of interest in smart glass, resulting in many consumer and business inquiries, Research Frontiers has a highly active referral program resulting in qualified customer leads being sent to licensees.

     As part of this mission to develop the industry and to support our licensees' acquiring specific SPD projects, in March of 2009 Research Frontiers announced the completion of the SPD-SmartGlass Design Center. Research Frontiers and its licensees have begun to host a series of events at this new facility. This center, which is also configured as an interactive and energy-efficient "smart" executive office and conference room, is located at the Company's corporate headquarters in Woodbury, New York. The SPD-SmartGlass Design Center features leading-edge SPD-Smart windows of different sizes (some floor-to-ceiling) and framing materials. It has a multi-functional electronic controller system for manual, remote, and automatic smart glass switching, and includes a large enclosed area where private meetings and video presentations can be held. An interactive exhibit was also competed in 2009 adjacent to the Design Center to provide guests with a history of smart glass, and also to showcase early generations and state-of-the-art examples of SPD-Smart products. This interactive area also contains other types of smart glass, such as those using liquid crystal and electrochromic technologies, allowing users to operate and experience first-hand the differences in performance characteristics of different types of smart glass.



Licensees of Research Frontiers

     Currently, the Company's 37 licensees are categorized into four main areas: materials for making films (emulsions); film; lamination of film to glass or plastic, and end-products. Emulsion makers produce and combine the necessary materials (i.e. SPD particles and various liquids and special polymers) from which SPD-Smart films are made. The film makers coat a thin layer of emulsion between two sheets of plastic film, each of which has a transparent conductive coating. This emulsion is then partly solidified to form an SPD film that allows users to control the amount of light, glare and heat passing through this film. The end-product licensees then integrate this film into a variety of SPD-Smart products, or make electronic systems to control such SPD-Smart products. Some of these end-product licensees do their own lamination of the SPD light-control film to glass or plastic, and some outsource this lamination to other companies.The names of this growing list of licensees, and the year that their license agreements were entered into, are contained in the Exhibit Section of this Annual Report on Form 10-K.

     Licensees of Research Frontiers who incorporate SPD technology into end-products will pay Research Frontiers a royalty of 5-15% of net sales of licensed products under license agreements currently in effect, and may also be required to pay Research Frontiers fees and minimum annual royalties.
Licensees who sell components (such as SPD emulsion or film) or lamination services to other licensees of Research Frontiers do not pay a royalty on such sale or service, and Research Frontiers will collect a royalty from the licensee incorporating these components into their own SPD-Smart end-products.
Research Frontiers' license agreements typically allow the licensee to terminate the license after some period of time, and give Research Frontiers only limited rights to terminate before the license expires. The licenses granted by the Company are non-exclusive and generally last as long as Research Frontiers patents remain in effect. Due to their bankruptcy filings or other termination of their general business activities or for other reasons, the Company does not believe that Polaroid Corporation, Kerros Limited, ThermoView Industries, BRG Group, SPD Technologies, SPD Systems and Film Technologies International are pursuing business activities with respect to SPD technology. Also the Company and licensee N.V. Bekaert,
S.A mutually agreed to terminate their license agreement during 2008 for reasons unrelated to SPD technology. Some of the Company's other licensees are currently inactive with respect to SPD technology, but may hereafter become active again. To date, the Company has not generated sufficient revenue from its licensees to profitably fund its operations. Copies of all of the Company's license agreements are included as exhibits to the Company's periodic reports filed with the Securities and Exchange Commission.

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

     Variable light transmission technologies can be classified into two basic types: "active" technologies that can be controlled electrically by the user either automatically or manually, and "passive" technologies that can only react to ambient environmental conditions such as changes in lighting or temperature. One type of passive variable light transmission technology is photochromic technology; such devices change their level of transparency in reaction to external ultra-violet radiation withut control by the user. As compared to photochromic technology, the Company's SPD technology permits the user to adjust the amount of light passing through the viewing area of the device, rather than the viewing area of the photochromic device merely reacting to external radiation. In addition, the reaction time necessary to change from light to dark with SPD-Smart technology can be almost instantaneous, as compared to the much slower reaction time for photochromic devices. Also, unlike SPD technology, photochromic technology does not function well at the high and low ends of the temperature range in which smart windows and other devices are normally expected to operate, nor does photochromic technology perform well in vehicles or other enclosed settings where existing glass is blocking incoming ultra-violet light which is required for photochromic devices to operate.

     Similarly, thermochromic smart windows are passive systems which change their light transmission properties as sunlight heats or cools the glass. Because the light transmission properties of thermochromic systems are not controlled by the user, their ability to adapt to the specific needs of occupants is very limited. For example, thermochromic glazings will remain tinted on hot days even when occupants desire more daylight to enter the building or when they want to preserve their views. SPD-Smart windows, which require very low amounts of power to operate, allow for much greater control of incoming light, glare and heat and can be adjusted to any level of light transmission from dark to clear at any time. In addition, SPD-Smart windows can block up to 99.5% of incoming light, a level many times darker than thermochromic systems. The added advantage offers much higher levels of privacy and control over incoming solar energy. Companies involved in thermochromic technology include Pleotint, Suntek and Ravenbrick.

     Active, user-controllable technologies, sometimes referred to as "smart" technologies, are generally more useful than passive technologies because they allow the user to actually control the state of the window. This control is achieved with a manual adjustment, or automatically when coupled with a timer or sensing device such as a photocell, motion detector, thermostat or other intelligent building system. There are three main types of active devices which are compared below:

-  Electrochromic devices (EC)
-  Liquid crystal devices (LC)
-  Suspended-particle devices (SPD)

    Electrochromic Technology: Electrochromic windows and rear-view mirrors use a direct current voltage to alter the molecular structure of electrochromic materials (which can be in the form of either a liquid, gel or solid film) causing the material to darken. When compared to electrochromic devices, SPD technology is expected to have numerous potential performance and manufacturing advantages, including some or all of the following:

- faster response time, especially for larger glazings which can take many minutes to switch
-  ability to precisely "tune" intermediate light-transmission states
-  consistent switching speed regardless of size of glazing area
-  more reliable performance over a wider temperature range
- higher contrast ratios and the capability of achieving darker shaded states for large area product applications
- unpowered state is dark, maximizing solar heat gain benefits when the room, office or vehicle is not in use
-  lower electrical current drain
- higher estimated battery life in applications where batteries are used
- no "iris effect" (where light transmission changes first occur at the outer edges of a window or mirror and then work their way toward the center) when changing from clear to dark and back again
- SPD technology is a film-based technology that can be applied to plastic as well as glass, and which can be applied to curved as well as flat surfaces
-  ability to be used with either glass or plastic substrates.

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

     Liquid Crystal Technology: To date, the main types of liquid crystal smart windows have been produced by Taliq Corp. (a subsidiary of Raychem Corp. which has since discontinued its liquid crystal operations and licensed its technology to others), Asahi Glass Co., Nippon Sheet Glass, Saint-Gobain Glass, Polytronix, Inc., DMDisplays, iGlass Projects Pty Limited, and
3M (which has also reportedly discontinued its liquid crystal film making operations). The first three companies listed above are also licensees of Research Frontiers Inc. for SPD-Smart technology. Liquid crystal windows only change from a cloudy, opaque milky-white to a clear state, are hazy when viewed at an angle and have no useful intermediate states. As compared to liquid crystal windows, SPD smart windows are expected to have some or all of the following advantages:

-  have less haze
-  provide shading without loss of view
-  operate over a wider temperature range
-  use less power
-  have higher contrast ratios
-  absorb and shade light, rather than simply scatter it
- permit an infinite number of intermediate states between a transparent state and a dark blue state, rather than being just two states.
-  offer superior solar heat gain control

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

Research and Development

     As a result of the Company's research and development efforts, the Company believes that its SPD technology is now, or with additional development will become, usable in a number of commercial products. Such products may include one or more of the following fields: "smart" windows, doors, skylights and partitions, variable light transmission eyewear such as sunglasses and goggles, self-dimmable automotive sunroofs, sunvisors and mirrors, and instruments and other information displays that use digits, letters, graphic images, or other symbols to supply information, including scientific instruments, aviation instruments, automobile dashboard displays and, if certain improvements can be made in various features of the Company's SPD technology that increases switching speed to the levels needed for video applications, portable computer displays and flat panel television displays. Even though the Company's
SPD technology has much faster switching speeds than electrochomic technology, current switching speeds are not fast enough for such video applications. The Company believes that most of its research and development efforts have applicability to products that may incorporate the Company's technology. At its current state of development, the Company's technology has been judged sufficiently advanced by various of its licensees and their customers for them to proceed with the development, introduction and sale of SPD-Smart products. However, the Company is continuously investing in research and development because it believes that further improvements will result in accelerated and increased market penetration. The Company intends to continue its research and development efforts for the foreseeable future to improve its SPD light-control technology and thereby assist our licensees in the product development, sales and marketing of various existing and new SPD-Smart products.

     During the past few years, and during the past year in particular, the Company and/or its licensees have made significant advances relating to materials to enable
(1) improved stability of SPD emulsions, (2) a wider range of light transmission, and (3) improved film adhesion and cohesion.

     The Company has devoted most of the resources it has heretofore expended to research and development activities with the goal of producing commercially viable SPD products and has developed working prototypes of SPD-Smart products for several different applications, with primary emphasis on smart windows for various industries.In addition to working with the Company's licensees, Research Frontiers has also expanded its efforts to also work directly with some of our licensees' major customers.

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

     Excluding non-cash expenses of approximately $26,000, $0, and $1,236,000 associated with the grant of stock options to the Company's technical personnel, Research Frontiers incurred approximately $1,524,000, $1,470,000, and $1,293,000, during the years ended December 31, 2009, 2008, and 2007, respectively, for research and development. Research
Frontiers plans to engage in substantial continuing research and development activities to invest in future improvements in SPD light-control technology and to expand for its licensees the capabilities of SPD-Smart technology and the markets for SPD-Smart products.

Patents and Proprietary Information

     Research Frontiers continues to make substantial investments in improving SPD-Smart light-control technology and to expanding its intellectual property portfolio. The Company has 31 United States patents in force, and four United States patent applications are pending. The Company's United States patents expire at various dates from 2010 through 2025. The Company has approximately 232 issued foreign patents and 244 foreign and international patent applications pending. The Company's foreign patents expire at various dates from 2010 through 2026. The Company believes that its SPD light-control technology is adequately protected by its patent position and by its proprietary technological know-how. However, the validity of the Company's patents has never been contested in any litigation. The Company also possesses know-how and relies on trade secrets and nondisclosure agreements to protect its technology. The Company generally requires any employee, consultant, or licensee having access to its confidential information to execute an agreement whereby such person agrees to keep such information confidential.

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

     Research Frontiers has a history of operating losses, expects to incur additional losses in the future, and consequently will need additional funds in the future to continue its operations. Because we expect that our future revenues will consist primarily of license fees (which have not been significant to date), unless our licensees produce and sell products using our technology, Research Frontiers will not be profitable. There is no guarantee that we will ever be profitable. Since Research Frontiers was started in 1965 through December
31, 2009, its total net loss was $76,399,353. Our net loss was $4,002,761 in 2009, $2,594,843 in 2008 and $7,565,218 in 2007
(which includes non-cash accounting charge in 2009, 2008 and 2007 of $445,913, $126,408 and $4,026,855, respectively, resulting from the expensing of stock options).

     We have funded our operations by selling our common stock to investors. If we need additional money, there is no guarantee that it will be available when we need it, or on favorable terms. The Company would have to raise additional capital no later than the first quarter of 2011 if operations, including research and development and marketing, are to be maintained at current levels if its revenues do not increase before then. Eventual success of the Company and generation of positive cash flow will be dependent upon the extent of commercialization of products using the Company's technology by the Company's licensees and payments of continuing royalties on account thereof.

     Research Frontiers depends upon the activities of its licensees in order to be profitable. We do not directly manufacture or market products using SPD technology.
Although a variety of products have been sold by our licensees, and because it is up to our licensees to decide when and if they will introduce products using SPD technology, we cannot predict when and if our licensees will generate substantial sales of such products. Research Frontiers' SPD technology is currently licensed to 37 companies. Other companies are also evaluating SPD technology for use in various products. In the past, some companies have evaluated our technology without proceeding further. Also, we do not intend to manufacture products using SPD technology. Instead we intend to continue to license our SPD technology to manufacturers of end products, films and emulsion. We expect that our licensees would be primarily responsible for manufacturing and marketing SPD-Smart products and components, but we are also engaging in market development activities to support our licensees and build the smart glass industry.

     Products using SPD technology have only recently begun to be introduced into the marketplace. Developing products using new technologies can be risky because problems, expenses and delays frequently occur, and costs may or may not come down quickly enough for such products using new technologies to rapidly penetrate mass market applications.
Research Frontiers cannot control whether or not its licensees will develop SPD products. Some of our licensees appear to be more active than others, some appear to be better capitalized than others, and some licensees appear to be inactive. There is no guarantee when or if our licensees will successfully produce any commercial product using SPD technology in sufficient quantities to make the Company profitable.

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

     The Company currently occupies approximately 9,500 square feet of space at an annual rental which in 2009 was approximately $197,000 for its executive office, research facility and SPD-Smart Glass Design Center at 240 Crossways
Park Drive, Woodbury, New York 11797 under a lease expiring January 31, 2014. The Company believes that its space, including its laboratory facilities, is adequate for its present needs.

ITEM 3.  	LEGAL PROCEEDINGS

     There are no legal proceedings pending by or against the Company required to be reported under this Item 3.

ITEM 4.  	RESERVED


                               	PART II

ITEM 5. 	MARKET FOR THE REGISTRANT'S COMMON EQUITY,
       		RELATED STOCK HOLDER MATTERS AND ISSUER
	        PURCHASES OF EQUITY SECURITIES

(a)	Market Information

    (1) The Company's common stock is traded on the NASDAQ Capital Market. As of March 10, 2010, there were
17,111,329 shares of common stock outstanding.

    (2)	The following table sets forth the range of the high and
low selling prices (as provided by the National
Association of Securities Dealers) of the Company's common stock for each quarterly period within the past two fiscal years:

	Quarter Ended	       	 Low	   	 High
	March 31, 2008	        4.75		  10.32
	June 30, 2008		4.76		   7.99
	September 30, 2008	3.90		   6.21
 	December 31, 2008	1.55		   4.48
	March 31, 2009	        1.91		   4.90
	June 30, 2009	        2.75		   4.60
	September 30, 2009      2.38		   4.89
	December 31, 2009       3.51		   4.79


  	These quotations may reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

	(b)	Approximate Number of Security Holders

     As of March 10, 2010, there were 495 holders of record of the Company's common stock. The Company estimates that there are approximately 5,600 beneficial holders of the Company's common stock.

	(c)	Dividends

      The Company did not pay dividends on its common stock in 2009 and does not expect to pay any cash dividends in the foreseeable future. There are no restrictions on the payment of dividends.

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

                                            Year ended December 31,
                     2009	 2008	      2007         2006         2005
Statement of Operations Data:
 Fee income      $  709,811   $1,679,919   $  402,359   $  162,639   $  138,742
 Operating
  expenses (1)    3,183,492    2,959,576    5,774,027    2,383,856    2,624,379
 Research
  and develop-
  pment (1)       1,549,707    1,469,760    2,529,576    1,170,503    1,391,657

                  4,733,199    4,429,336    8,303,603    3,554,359    4,016,036
 Operating loss  (4,023,388)  (2,749,417)  (7,901,244)  (3,391,720)  (3,877,294)
 Net invest-
  ment income        20,627      154,574      336,026       88,087      129,762

Net loss        $(4,002,761) $(2,594,843) $(7,565,218) $(3,303,633) $(3,747,532)

Basic and diluted
net loss per
common share    $      (.25) $      (.17) $      (.50) $      (.24) $      (.27)
Dividends
 per share               --           --           --           --           --

Weighted
average
number of
commonshares
outstanding      16,065,248   15,441,789    15,278,796   14,028,509   13,692,011

                                                As of December 31,
                       2009      2008         2007        2006     	2005
Balance Sheet Data:
Total current assets    $4,307,485  $4,937,531 $7,469,456 $3,126,381 $3,823,093
Total assets             4,473,860   5,283,880  7,659,405  3,251,637  3,957,205
Long-term debt, including
 accrued interest               --          --         --         --         --
Total shareholders'equity4,165,337   4,872,185  7,330,808  2,992,621  3,646,254
----------------------------------------
(1)Reflects non-cash charges of $419,879, $126,408 and $2,790,656 to operating expenses, and non-cash charges of $26,034, $0, and $1,236,199 to research and development expenses relating to the issuance of stock and stock options in 2009, 2008 and 2007, respectively which increased the Company's net loss for 2009, 2008 and 2007 by $445,913, $126,408 and $4,026,855, respectively.


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

      On occasion, the Company may issue to consultants either options or warrants to purchase shares of common stock of the Company at specified share prices. These options or warrants may vest based upon specific services being performed or performance criteria being met. In accounting for equity instruments that are issued to other than employees for acquiring, or in conjunction with selling, goods or services, the Company would be required to record consulting expenses based upon the fair value of such options or warrants on the earlier of the service period or the period that such options or warrants vest as determined using a Black-Scholes option pricing model.

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

Results of Operations

Year ended December 31, 2009 Compared to the Year ended December 31, 2008

     The Company's fee income from licensing activities for 2009 was $709,811, as compared to $1,679,919 for 2008. This difference in fee income was primarily the result of the receipt, in 2008, of a one-time payment from a former licensee in full settlement of past due minimum annual royalties for several years, the expiration of an agreement with Hitachi Chemical regarding payments made by Hitachi Chemical to the Company for guaranteed access to future improvements in the Company's technology, the timing and amount of minimum annual royalties paid, and the date of receipt of such payment on certain license agreements, by end product licensees. Certain license fees, which are paid to the Company in advance of the accounting period in which they are earned can result in the recognition of deferred revenue for the current accounting period, which will be recognized as fee income in future periods. Also, licensees may offset some or all of their royalty payments on sales of licensed products for a given period by applying these advance payments towards such earned royalty payments. Because the Company's license agreements typically provide for the payment of royalties by a licensee on product sales within 45 days after the end of the quarter in which a sale of a licensed product occurs (with some of the Company's more recent license agreements providing for payments on a monthly basis), and because of the time period which typically will elapse between a customer order and the sale of the licensed product and installation in a home, office building, automobile, aircraft, boat or any other product, there could be a delay between when economic activity between a licensee and its customer occurs and when the Company gets paid its royalty resulting from such activity.

     Operating expenses increased by $223,916 for 2009 to $3,183,492 from $2,959,576 for 2008. This increase was principally the result of increased non-cash charges to operating expenses ($293,000) resulting from grant of restricted shares and warrants to directors, employees and consultants, as well as higher directors fees and expenses ($134,000), higher professional fees ($53,000), partially offset by lower investor relations/marketing costs ($64,000), consulting costs ($75,000), bad debts expense ($57,000) as well as lower payroll and related costs ($55,000). Differences in the amount of directors fees recorded as expense by the Company may be the result of the timing of the payment of such fees.

     Research and development expenditures increased by $79,947 TO $1,549,707 for 2009 from $1,469,760 for 2008. This increase was principally the result of higher payroll and non cash stock option compensation charges ($57,000) as well as higher materials costs ($53,000) partially offset by lower insurance costs ($11,000), allocated office expenses ($10,000) and equipment rental costs ($5,000).

     Investment income for 2009 was $20,627 as compared to $154,574 for 2008. The difference was due to lower cash balances available for investment as well as lower interest rates during 2009.

     As a consequence of the factors discussed above, the Company's net loss was $4,002,761 ($0.25 per share) for 2009 as compared to $2,594,843 ($0.17 per share) for 2008.


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


Financial Condition, Liquidity and Capital Resources

      During 2009, the Company's cash and cash equivalents balance increased by $1,393,022 principally as a result of cash proceeds from the sale of US Treasury Securities of $2,299,496 as well as proceeds from the sale of common stock of $2,850,000 partially offset by cash used for operations of $3,732,527. At December 31, 2009, the Company had working capital of $3,998,962 and total shareholders' equity of $4,165,337. On March 3, 2010, the Company received net proceeds of $1,618,653 from the sale of 588,602 shares to a group of accredited investors. In addition to the shares, the investors received 117,719 five-year warrants to purchase Company Common Stock at a price of $5.00 per share. The securities were sold pursuant to the Company's effective shelf-registration statement filed with the SEC. The proceeds of this offering will be used by the Company to expand its operations, including increasing marketing programs for products using its state-of-the-art SPD light-control film technology.

      During 2008, the Company's cash and cash equivalents balance decreased $4,892,680 principally as a result of cash used to fund operations of $2,414,276 as well as net purchases of US Treasury Securities ($2,299,496), fixed assets ($76,220) and $112,500 invested in SPD Control Systems.

      During 2007, the Company's cash and cash equivalent balance increased by $4,259,671 principally as a result of net proceeds received from the issuance of common stock and on the exercise of options and warrants of $7,876,550 partially offset by cash used to fund operations of $3,517,185.

       The Company occupies premises under an operating lease agreement which expires on January 31, 2014 and requires minimum annual rent which rises over the term of the lease to approximately $176,669, plus tenant's share of applicable taxes.
These lease obligations are summarized over time as of December 31, 2009:

					Payments due by period
	                      <1 year 1-3 years	 4-5 years >5 years   Total
Operating lease obligations  $169,000  $513,000	 $16,000   $    --  $698,000


     The Company expects to use its cash to fund its research and development of SPD light valves, its expanded marketing activities, and for other working capital purposes. The Company's working capital and capital requirements depend upon numerous factors, including the results of research and development activities, competitive and technological developments, the timing and cost of patent filings, the development of new licensees and changes in the Company's relationships with its existing licensees. The degree of dependence of the Company's working capital requirements on each of the foregoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements; the addition of new licensees may provide additional working capital or working capital requirements, and changes in relationships with existing licensees would have a favorable or negative impact depending upon the nature of such changes. Based upon existing levels of cash expenditures, existing cash reserves and budgeted revenues, and the proceeds raised from the sale of stock and warrants on March 3, 2010, the Company believes that it would not require additional funding until the third quarter of 2011. There can be no assurance that expenditures will not exceed the anticipated amounts or that additional financing, if required, will be available when needed or, if available, that its terms will be favorable or acceptable to the Company. Eventual success of the Company and generation of positive cash flow will be dependent upon the extent of commercialization of products using the Company's technology by the Company's licensees and payments of continuing royalties on account thereof.

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

     The Company does not currently have any sales, purchases, assets or liabilities determined in currencies other than the U.S. dollar, and as such, is not subject to foreign currency exchange risk.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

      As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairman and its Chief Executive and Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, the Company's Chairman and its Chief Executive and Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's periodic SEC filings. Our officers have concluded that as of December 31, 2009 our disclosure controls and procedures are designed, and are effective, to ensure that information required to be disclosed by our company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the commission's rules and forms, and are also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.
There were no changes in the Company's internal control over financial reporting during the quarterly period ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.



Management's Report on Internal Control over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring
Organizations of the Treadway Commission, or the COSO Framework. Based on our evaluation under the COSO
Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

     The effectiveness of our internal control over financial reporting as of December 31, 2009 has been independently audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in their report that is included herein.

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors
Research Frontiers Incorporated
Woodbury, New York

     We have audited Research Frontiers Incorporated's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Research Frontiers Incorporated's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, "Management's Report on Internal Control Over Financial Reporting." Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

     In our opinion, Research Frontiers Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United
States), the consolidated balance sheets of Research Frontiers Incorporated as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 10, 2010 expressed an unqualified opinion thereon.

	/s/ BDO Seidman, LLP
	    Melville, New York
	    March 10, 2010

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

     The other information required by this Item 10 is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Commission on or before April 30, 2010, in connection with the Company's Annual Meeting of Stockholders scheduled to be held on June 10, 2010.

ITEM 11.   	EXECUTIVE COMPENSATION

     The information required by this Item 11 is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Commission on or before April 30, 2010, in connection with the Company's Annual Meeting of Stockholders scheduled to be held on June 10, 2010. Notwithstanding anything to the contrary set forth herein or in any of the Company's past or future filings with the Securities and Exchange Commission that might incorporate by reference the Company's definitive Proxy Statement, in whole or in part, the report of the compensation committee and the stock price performance graph contained in such definitive Proxy Statement shall not be incorporated by reference into this Annual Report on Form 10-K or in any other such filings.


ITEM 12. 	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this Item 12 is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Commission on or before April 30, 2010, in connection with the Company's Annual Meeting of Stockholders scheduled to be held on June 10, 2010.

ITEM 13.   	CERTAIN RELATIONSHIPS AND RELATED
                TRANSACTIONS AND DIRECTOR INDEPENDENCE.

     The information required by this Item 13 is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Commission on or before April 30, 2010, in connection with the Company's Annual Meeting of Stockholders scheduled to be held on June 10, 2010.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this Item 14 is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Commission on or before April 30, 2010, in connection with the Company's Annual Meeting of Stockholders scheduled to be held on June 10, 2010.

	                              PART IV

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                AND REPORTS ON FORM 8-K

	(a)(1) and (2)  Financial Statements and Financial
Statement Schedules

	The following consolidated financial statements of
Research Frontiers Incorporated are filed under Item 8 of this
Report.			                                                    Page

	Report of Independent Registered Public Accounting Firm		     F-1

	Consolidated Financial Statements:

		Consolidated Balance Sheets,
			December 31, 2009 and 2008		             F-2

		Consolidated Statements of Operations,
			Years ended December 31, 2009, 2008 and 2007         F-3

		Consolidated Statements of Shareholders' Equity,
			Years ended December 31, 2009, 2008 and 2007         F-4

		Consolidated Statements of Cash Flows,
			Years ended December 31, 2009, 2008 and 2007         F-5

	Notes to Consolidated Financial Statements		             F-6

	Schedule II - Valuation and Qualifying Accounts	............         F-18

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

4.2 Rights Agreement dated as of February 18, 2003 between Research Frontiers Incorporated and
        Continental Stock Transfer & Trust Company, as Rights Agent, which includes as Exhibit A thereto the Form of Rights Certificate. Previously filed as an Exhibit to the Company's Registration Statement on Form 8-A dated February 24, 2003, and incorporated herein by reference.


10.1A* Amended and Restated Employment Contract effective January 1, 1989 between the Company and Robert L. Saxe. Previously filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.


10.1B* Employment Agreement effective as of January 1, 2009 between the Company and Joseph M. Harary. Previously filed as an Exhibit to the Company's Current Report on Form 8-K dated April 30, 2009 and incorporated herein by reference.

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

10.51 	License Agreement effective as of September 10, 2009
        between Research Frontiers Incorporated and Pilkington Group Ltd. Previously filed as an Exhibit to the Company's Current Report on Form 8-K dated September 15, 2009 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.52 	License Agreement effective as of January 25, 2010
        between Research Frontiers Incorporated and Vision Systems. Previously filed as an Exhibit to the Company's Current Report on Form 8-K dated January 25, 2010 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.53 	License Agreement effective as of February 8, 2010 between
        Research Frontiers Incorporated and ID Research Pty Ltd. (iGlass). Previously filed as an Exhibit to the Company's Current Report on Form 8-K dated February 16, 2010 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

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

			                   RESEARCH FRONTIERS INCORPORATED
						                (Registrant)

        				   /s/ Robert L. Saxe
					       Robert L. Saxe, Chairman of the Board

	    				   /s/ Joseph M. Harary
					       Joseph M. Harary, President, CEO and Treasurer
					(Principal Executive, Financial, and Accounting Officer)

Dated:  March 10, 2010

    	Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	  Signature        Position			   Date


/s/M. Philip Guthrie       Director		           March 10, 2010
   M. Philip Guthrie

/s/Joseph M. Harary        Director, President, CEO,  	   March 10, 2010
   Joseph M. Harary	   Treasurer

/s/Richard Hermon-Taylor   Director			   March 10, 2010
   Richard Hermon-Taylor

/s/Victor F. Keen      	   Director			   March 10, 2010
   Victor F. Keen

/s/Robert L. Saxe      	   Director, Chairman		   March 10, 2010
   Robert L. Saxe





       		Report of Independent Registered Public Accounting Firm


The Shareholders and Board of Directors
Research Frontiers Incorporated
Woodbury, New York

   	We have audited the accompanying consolidated balance sheets of Research Frontiers Incorporated as of December 31, 2009 and
2008 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2009. In connection with our audits of the consolidated financial statements, we have also audited the schedule as listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Research Frontiers Incorporated at December 31,
2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December
31, 2009, in conformity with accounting principles generally accepted in the United States of America.

    Also, in our opinion, the financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

    We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States),
Research Frontiers Incorporated's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the
Committee of Sponsoring Organizations of the Treadway
Commission (COSO) and our report dated March 10, 2010 expressed an unqualified opinion thereon.

		/s/ BDO Seidman, LLP

Melville, New York
March 10, 2010



                      RESEARCH FRONTIERS INCORPORATED

                       Consolidated Balance Sheets

                        December 31, 2009 and 2008

                         Assets                         2009           2008
Current assets:
 Cash and cash equivalents                   $     3,760,534   $  2,367,512
 Investments (US Treasury Securities)	                  --	  2,299,496
 Royalty receivables, net of reserves
  of $186,568 in 2009 and $203,674 in 2008           226,491        128,787
 Prepaid expenses and other current assets           170,460        141,736
Note receivable, SPD Control Systems                 150,000             --

                 Total current assets              4,307,485      4,937,531

Fixed assets, net                                    143,770        159,900
Note receivable, SPD Control Systems                      --        150,000
Deposits and other assets                             22,605         36,449

                 Total assets                $     4,473,860   $  5,283,880

       Liabilities and Shareholders' Equity

Current liabilities:
 Accounts payable                            $        52,388   $    104,680
 Accrued expenses and other                          231,135        307,015
 Deferred revenue                                     25,000             --
    Total current liabilities                        308,523        411,695


Commitments (note 9)

Shareholders' equity:
  Common stock, par value $0.0001 per share;
   authorized 100,000,000 shares, issued and
   outstanding 16,522,727 and 15,442,834
   shares for 2009 and 2008                            1,652          1,544
  Additional paid-in capital                      80,563,038     77,267,233
  Accumulated deficit                            (76,399,353)   (72,396,592)

  Total shareholders' equity                       4,165,337      4,872,185

Total liabilities and shareholders' equity   $     4,473,860   $  5,283,880

See accompanying notes to consolidated financial statements.



                  RESEARCH FRONTIERS INCORPORATED

               Consolidated Statements of Operations

            Years ended December 31, 2009, 2008 and 2007


                                     2009           2008            2007

Fee income                    $   709,811   $  1,679,919   $    402,359

Operating expenses              3,183,492      2,959,576      5,774,027
Research and development        1,549,707      1,469,760      2,529,576
                                4,733,199      4,429,336      8,303,603

          Operating loss       (4,023,388)    (2,749,417)    (7,901,244)

Net investment income              20,627        154,574        336,026

          Net loss           $ (4,002,761)$   (2,594,843)  $ (7,565,218)

Basic and diluted net loss
per common share             $      (0.25)$        (0.17)  $      (0.50)

Weighted average number of
common shares outstanding      16,065,248     15,441,789     15,278,796

See accompanying notes to consolidated financial statements.



                               RESEARCH FRONTIERS INCORPORATED
                        Consolidated Statements of Shareholders' Equity
                         Years ended December 31, 2009, 2008 and 2007



                                      Additional
                        Common Stock     Paid    Accumulated
                        Shares Amount in Capital   Deficit   Total


Balance,Dec.31,2006 14,507,507  1,451 65,227,701 (62,236,531) 2,992,621
Issuance of
  common stock         932,927     93  7,876,457          --  7,876,550
Issuance of options
 for services performed     --     --  4,026,855          --  4,026,855
Net loss                    --     --         --  (7,565,218)(7,565,218)
Balance,Dec.31,2007 15,440,434  1,544 77,131,013 (69,801,749) 7,330,808
Issuance of
  common stock           2,400     --     17,175          --     17,175
Issuance of options
 for services performed     --     --    126,408          --    126,408
Class B Warrant exercise fee--     --    ( 7,363)         --    ( 7,363)
Net loss                    --     --         --  (2,594,843)(2,594,843)
Balance,Dec.31,2008 15,442,834 $1,544$77,267,233$(72,396,592)$4,872,185
Issuance of
 common stock          780,831     78  2,849,922          --  2,850,000
Issuance of options
for services performed 299,950     40    445,883          --    445,913
Unvested restricted stock
  terminated employee     (888)    --         --          --         --
Net loss                    --     --         --  (4,002,761)(4,002,761)
Balance,Dec.31,2009 16,522,727 $1,652$80,563,038$(76,399,353)$4,165,337

See accompanying notes to consolidated financial statements.


                               RSEARCH FRONTIERS INCORPORATED
                            Consolidated Statements of Cash Flows
                        Years ended December 31, 2009, 2008 and 2007

                                                   2009        2008         2007
Cash flows from operating activities:
 Net Loss                                   $(4,002,761)$(2,594,843)$(7,565,218)
  Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation and amortization                  40,077      43,739      37,426
  Stock based compensation                      445,913     126,408   4,026,855
  (Recovery of) Provision for uncollectible
  royalty receivables                           (17,106)     40,000      90,000
  Change in assets and liabilities:
   Royalty receivables                          (80,598)    (67,759)   (131,028)
   Prepaid expenses and other current assets    (28,724)    (33,500)    (49,801)
   Accounts payable and accrued expenses       (128,172)     83,098      74,581
   Deferred revenue                               25,000         --          --
   Deposits and other assets                      13,844    (11,419)         --
     Net cash used in operating activities    (3,732,527)(2,414,276) (3,517,185)

Cash flows from investing activities:
 Purchases of fixed assets                       (23,947)   (76,220)    (62,194)
 Note receivable from SPD Control Systems             --   (112,500)    (37,500)
 Purchase of investments
   (US Treasury Securities)                           -- (6,784,496)         --
 Proceeds from investments
    (US Treasury Securities)                   2,299,496  4,485,000          --
Net cash provided by (used in)
  investing activities                         2,275,549 (2,488,216)    (99,694)

Cash flows from financing activities:
 Net proceeds from issuances of common stock
   and exercise of options and warrants        2,850,000      9,812   7,876,550

Net cash provided by financing activities      2,850,000      9,812   7,876,550

Net increase (decrease) in cash
and cash equivalents                           1,393,022 (4,892,680)  4,259,671
Cash and cash equivalents at beginning of year 2,367,512  7,260,192   3,000,521
Cash and cash equivalents at end of year      $3,760,534 $2,367,512  $7,260,192

See accompanying notes to consolidated financial statements.

                    	RESEARCH FRONTIERS INCORPORATED
               	Notes to Consolidated Financial Statements
	                    December 31, 2009, 2008 and 2007

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

The Company has historically utilized its cash and the proceeds from its investments to fund its research and development of SPD light valves, for marketing initiatives, and for other working capital purposes. The Company's working capital and capital requirements depend upon numerous factors, including the results of research and development activities, competitive and technological developments, the timing and cost of patent filings, and the development of new licensees and changes in the Company's relationships with its existing licensees. The degree of dependence of the Company's working capital requirements on each of the foregoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements; the addition of new licensees may provide additional working capital or working capital requirements, and changes in relationships with existing licensees would have a favorable or negative impact depending upon the nature of such changes. There can be no assurance that expenditures will not exceed the anticipated amounts or that additional financing, if required, will be available when needed or, if available, that its terms will be favorable or acceptable to the Company. Eventual success of the Company and generation of positive cash flow will be dependent upon the commercialization of products using the Company's technology by the Company's licensees and payments of continuing royalties on account thereof. To date, the Company has not generated sufficient revenue from its licensees to fund its operations.

(2)         Summary of Significant Accounting Policies

(a)	Cash and Cash Equivalents

The Company considers securities purchased with original maturities of three months or less to be cash equivalents. Cash equivalents consist of short-term investments in money market accounts at December 31, 2009 and 2008.

The Company maintains balances at financial institutions which may exceed Federal Deposit Insurance Corporation ("FDIC") insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts

(b)	Investments

The Company classifies investments in marketable securities as trading, available-for-sale or held-to-maturity at the time of purchase and periodically re-evaluates such classifications.
Trading securities are carried at fair value, with unrealized holding gains and losses included in earnings. Held-to-maturity securities are recorded at cost and are adjusted for the amortization or accretion of premiums or discounts over the life of the related security. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss) until realized. In determining realized gains and losses, the cost of securities sold is based on the specific identification method. Interest and dividends on the investments are accrued at the balance sheet date. At December
31, 2008, Investments consisted of $2.3 million in short term US Treasury Securities which are stated at cost, which approximates market value.These investments were sold during 2009.

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

Fee income represents amounts earned by the Company under various license and other agreements (note 8) relating to technology developed by the Company. During fiscal 2009, three licensees accounted for 29%, 21% and 18%, respectively of fee income recognized during the year. During fiscal 2008, one licensee accounted for 60% (based upon a one-time payment), and another licensee accounted for 29% of fee income recognized during the year. During fiscal 2007, one licensee of the Company accounted for 61% of fee income recognized during the year.


(f)	Basic and Diluted Loss Per Common Share

Basic earnings (loss) per share excludes any dilution. It is based upon the weighted average number of common shares outstanding during the period. Dilutive earnings (loss) per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company's dilutive earnings (loss) per share equals basic earnings (loss) per share for each of the years in the three-year period ended December 31, 2009 because all common stock equivalents (i.e., options and warrants) were antidilutive in those periods. The number of options and warrants that were not included because their effect is antidilutive was 2,511,341, 2,627,480, and 2,992,630 for 2009, 2008, and 2007, respectively.

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

We recognize tax benefits only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in tax returns that do not meet these recognition and measurement standards. We classify accrued interest and penalties related to any unrecognized tax benefits in our income tax provision. At December 31, 2009 and 2008, we do not have accrued interest and penalties related to any unrecognized tax benefits. We do not believe we have any uncertain tax positions as of December 31, 2009 and 2008.

The tax years subject to examination by major tax jurisdictions include the years 2006 and forward by the U.S. Internal Revenue
Service and certain states. The Company is not currently being audited by any tax jurisdiction.

(k)	Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of all financial instruments classified as a current asset or current liability are deemed to approximate fair value because of the short maturity of those instruments.

(l)	Equity-Based Compensation

We recognize all stock-based compensation as an expense in the financial statements and such costs are measured at the fair value of the award. In addition to reflecting compensation expense for new share-based payment awards, expense is also recognized to reflect the remaining vesting period of awards that had been included in pro-forma disclosures in prior periods. No new options were granted during 2009 or 2008. During 2007, the Company granted fully vested options to purchase 624,537 shares of common stock as well as options to purchase 30,000 shares of common stock that vest over the next two years. These grants resulted in an aggregate non cash compensation charge of $63,206, $126,408 and $4,026,855 during 2009, 2008 and 2007, respectively.
Tax benefits related to stock option exercises are reflected as financing cash inflows instead of operating cash inflows.

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

During 2009, the Company granted 100,000, 199,700 and
250 shares of restricted common stock to its directors, employees and a consultant, respectively. All of the shares granted to the directors and the consultant, as well as 1,200 shares granted to employees vested immediately upon grant. The remaining 198,500 shares vest ratably over the 36 months subsequent to the grant date. In connection with a termination of employment, 888 shares of this grant have been cancelled. The market value per share on the date of grant was $2.14.
In connection with these grants, the Company charged
$358,224 to operations during 2009.

The Company also granted 175,000 and 9,000 warrants to consultants during 2009. These warrants vest ratably over 59 and 24 months, respectively. The warrants are valued at fair value at the time that the related services are provided using the Black-Scholes method.
The Company charged $24,483 to operations for 2009 in connection with these warrants.

(m)	Impairment of Long-Lived Assets

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

(n)      Recent Accounting Pronouncements

New Accounting Standards

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial
Instruments" (now ASC Subtopic 825-10-65), which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This Staff Position is effective for interim reporting periods ending after June 15, 2009, and its requirements are reflected herein.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" (now ASC Subtopic 855-10). This standard establishes principles and requirements for subsequent events, which are events or transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this standard sets forth (a) the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (b) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements, and
(c) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. This standard is effective for interim or annual financial periods ending after June 15, 2009 and is to be applied prospectively. The adoption of this standard did not have a material impact on our results of operations or our financial position.

In June 2009, the FASB issued SFAS No. 168, "The FASB
Accounting Standards CodificationTM and the Hierarchy of
Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" (now ASC Subtopic 105-10, also issued as ASU No. 2009-01). This standard establishes the ASC as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009.
The adoption of this standard did not have an impact on our results of operations or our financial position.

In January 2010, the FASB issued ASU No. 2010-06,
"Fair Value Measurements and Disclosures (Topic 820)
-Improving Disclosures about Fair Value Measurements."
ASU 2010-06 requires new disclosures regarding transfers in and out of the Level 1 and 2 and activity within Level 3 fair value measurements and clarifies existing disclosures of inputs and valuation techniques for Level 2 and 3 fair value measurements. ASU 2010-06 also includes conforming amendments to employers' disclosures about postretirement benefit plan assets.
The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure of activity within Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those years.


(o)  Fair Value Measurements

We value financial instruments using a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than quoted prices for similar assets or liabilities in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Financial assets accounted for at fair value on a recurring basis at December 31, 2009 include cash equivalents of approximately
$3.8 million. These assets are carried at fair value based on quoted market prices for identical securities (Level 1 inputs).

	(3)	Note Receivable from SPD Control Systems

On May 9, 2007, the Company began participating in the funding of the ongoing development of automotive controllers by SPD
Control Systems Corp., a licensee of the Company. This development work is to produce the electronic controllers to operate SPD-Smart automotive windows and glass roof systems for one or more of the top five automotive makers in the world. The Company's funding of this project is reflected in the form of a senior secured convertible promissory note (the "Note") of SPD Control Systems Corp. held by Research Frontiers' wholly-owned subsidiary, SPD Enterprises Inc. The Note, which is scheduled to mature on May 10, 2010, bears interest at 10% per annum, is secured by all of the assets (including intellectual property) of SPD Control Systems, and is convertible at the option of SPD
Enterprises into common stock of SPD Control Systems at an initial conversion price of $0.50 per share. This conversion price is adjustable downward to result in the issuance of SPD Enterprises of additional shares of SPD Control Systems common stock under certain conditions. The Note provides for funding of up to $150,000 by SPD Enterprises based upon the achievement of certain development milestones by SPD Control Systems. As of December 31, 2009 and 2008, the principal amount outstanding under this Note was $150,000. Interest receivable under this note was $31,500 and $13,844 at December 31, 2009 and 2008 and is included with other current assets (2009) and other assets (2008) in the accompanying balance sheet.

	(4)	Fixed Assets

Fixed assets and their estimated useful lives, are as follows:

         	            2009      2008     Estimated useful life
Equipment and furniture $1,271,398 $1,265,911  5 years
Leasehold improvements	   433,282    414,822  Life of lease or estimated life
                                               of asset if shorter
         		 1,704,680  1,680,733
Less accumulated depre-
 cition and amortization 1,560,910  1,520,833
                        $  143,770 $  159,900

	(5)   Accrued Expenses and Other

	Accrued expenses consist of the following at December 31, 2009 and 2008:


	                                    2009              2008
Payroll, bonuses and related benefits	$150,882	  $188,538
Professional services	       	          51,383	    47,887
Deferred rent			          28,509	    29,697
Other                                        361 	    40,893
	                 		$231,135          $307,015

	(6)	Income Taxes

	   There was no income tax expense in 2009, 2008 and 2007 due to losses incurred by the Company.

	   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2009 and 2008 are presented below.

 				         2009   	 2008
Deferred tax assets:
 Depreciation	                 $     84,000    $     75,000
 Capital loss carryforward	      312,000	      312,000
 Allowance for bad debts               75,000 	       82,000
 Net operating loss carryforwards  21,518,000      20,625,000
 Stock option expense               1,449,000       1,449,000
 Research and other credits           969,000       1,004,000
 Other temporary differences           15,000          15,000
 Total gross deferred tax assets   24,422,000      23,562,000
Less valuation allowance	   24,422,000      23,562,000
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

      At December 31, 2009, the Company had a net operating loss carryforward for federal income tax purposes of $54,000,000, varying amounts of which will expire in each year from 2010 through 2029. Research and other credit carryforwards of $969,000 are available to the Company to reduce income taxes payable in future years principally through 2028. Net operating loss carryforwards of $2,400,000 and research and other credit carryforwards of $31,000 are scheduled to expire during fiscal 2010, if not utilized.

	(7)	  Shareholders' Equity

(a) Common Stock

     During 2007, the Company received $6,640,000 (net of expenses) in proceeds from the sale of 682,102 shares of its common stock.
In addition, during 2007, the Company received $1,236,525 in proceeds from the exercise of 164,900 options and warrants. In addition, during 2007, 85,925 shares were issued through the cashless exercise of certain options and warrants under which the number of shares issuable upon exercise of such options and warrants was reduced by 126,175 shares in payment of the exercise price of options and warrants to purchase 212,100 shares, plus the receipt of $25 in cash for fractional shares.

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

On March 3, 2010, the Company received proceeds of $1,618,653 from the sale of 588,602 shares to a group of accredited investors.
In addition to the shares, the investors received 117,719 five-year warrants to purchase Company Common Stock at a price of $5.00 per share. The securities were sold pursuant to the Company's effective shelf-registration statement filed with the SEC.


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

     In 1998, the shareholders approved a stock option plan (1998 Stock Option Plan) which provides for the granting of both incentive stock options at the fair market value at the date of grant and nonqualified stock options at or below the fair market value at the date of grant to employees or non-employees who, in the determination of the Board of Directors, have made or may make significant contributions to the Company in the future. The
Company may also award stock appreciation rights or restricted stock under this plan. The Company initially reserved 540,000 shares of its common stock for issuance under this plan. In 1999, the Company's shareholders approved an additional 545,000 shares for issuance under this Plan, and in each of 2000 and 2002, the Company's shareholders approved an additional 600,000 shares for issuance under this Plan. No options are available for issuance under this Plan, as this Plan expired in December 2007.

     In 2008, the shareholders approved the Company's 2008 Equity Incentive Plan which provides for the granting of both incentive stock options at the fair market value at the date of grant and nonqualified stock options at the fair market value at the date of grant to employees or non-employees who, in the determination of the Board of Directors, have made or may make significant contributions to the Company in the future. The Company may also award stock appreciation rights, restricted stock, or restricted stock units under this plan. The Company initially reserved 750,000 shares of its common stock for issuance under this plan, and 450,938 options and other awards were available for issuance under this plan as of December 31, 2009.

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

The Company recorded total non-cash share-based compensation expense of $445,913, $126,408 and $4,026,855 for the years ending December 31, 2009, 2008 and 2007, respectively. The Company granted no options during 2009 or 2008. The Company granted options three times during 2007. The weighted average information about these grants is:

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

Activity in stock options is summarized below:

                                                         Weighted
                                                         Average
                                  Number       Weighted  Remaining
                                  Of Shares    Average   Contractual   Aggregate
                                  Subject      Exercise  Term          Intrinsic
                                  to Option    Price     (Years)       Value

Balance at December 31, 2006      2,436,093    $ 11.73
 Granted                            654,537    $ 11.85
 Cancelled                          (70,000)   $  6.00
 Exercised                         (248,250)   $  7.50
Balance at December 31, 2007      2,772,380    $ 12.28
 Granted                                 --         --
 Cancelled                         (310,000)   $  7.27
 Exercised                         (  2,400)   $  7.16
Balance at December 31, 2008      2,459,980    $ 12.92
 Granted                                 --         --
 Cancelled                         (448,800)   $  8.87
 Exercised                               --         --
Balance at December 31, 2009      2,011,180    $ 13.82      3.9       $       --
Exercisable at December 31, 2009  2,006,180    $ 13.81      3.9       $       --


Options covering 5,000 shares were not vested at December 31, 2009. The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $0, ($3,447), and
$1,155,568, respectively.

   During 2007 the Company issued options to consultants to purchase 31,500 shares of common stock at a weighted average exercise price of $14.79 per share. The Company recorded $63,206, $126,408 and $70,143 (included with expense of options granted to employees and directors) of non-cash expense in connection with the issuance of these options during 2009, 2008 and 2007, respectively.

	(ii)	Warrants

 	Activity in warrants is summarized below, including the effect of the warrants discussed in note 7(c)):

                                    Number of Shares         Exercise
                             Underlying Warrants Granted
     Price
Balance at December 31, 2006             349,000           $  6.00-8.98
 Exercised                              (128,750)          $  6.00-8.25
 Terminated                                   --                     --
 Issued                                       --                     --
Balance at December 31, 2007             220,250           $  7.50-9.00
 Exercised                                    --                     --
 Terminated                              (52,750)          $       8.25
 Issued                                       --                     --
Balance at December 31, 2008             167,500           $  7.50-9.00
 Exercised                                    --                     --
 Terminated                               (7,500)                  8.98
 Issued                                  340,161                   6.00
Balance at December 31, 2009             500,161           $  6.00-9.00


     Warrants generally expire from five to ten years from the date of issuance. At December 31, 2009, the number of warrants exercisable was 329,661 at a weighted average exercise price of $6.84 per share.

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

During 2009, the Company granted 100,000, 199,700 and 250 shares of restricted common stock to its directors, employees and a consultant, respectively. All of the shares granted to the directors and the consultant, as well as 1,200 shares granted to employees vested immediately upon grant. The remaining 198,500 shares vest ratably over the 36 months subsequent to the grant date. In connection with a termination of employment,
 888 shares of this grant have been cancelled. The market value per share on the date of grant was $2.14. In connection with these grants, the Company charged $358,224 to operations during 2009. The remaining stock-based compensation expense for restricted stock awards is approximately $282,000 at December 31, 2009, and the related period over which it is expected that such costs will be recognized is approximately two years.

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

     The Company has an employment agreement with one of its officers which provides for an annual base salary of $425,000, and with another officer which provides for an annual base salary of $300,000, through December 31, 2010.

     The Company has a defined contribution profit sharing (401K) plan covering employees who have completed one year of service.
Contributions are made at the discretion of the Company.  The
Company did not make any contributions to this plan for 2009, 2008 or 2007.

      The Company occupies premises under an operating lease agreement which expires on January 31, 2014. At December 31, 2009, the approximate minimum annual future rental commitment under this lease for the next five years are as follows:


	2010:		$169,000
	2011:		$171,000
	2012:		$173,000
	2013:		$192,000
	2014:		$ 16,000

     Rent expense, including other occupancy related expenses, amounted to approximately $197,000, $191,000, and $177,000 for 2009, 2008, and
2007, respectively.

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

(11) Selected Quarterly Financial Data (Unaudited)


                                                      Quarter
2009                                  First    Second     Third(2)   Fourth
Fee income                      $   186,632 $ 141,852  $ 133,086  $ 248,241
Operating income (loss) (3)      (1,596,042) (836,273)  (844,163)  (746,910)
Net income (loss)(3)             (1,590,550) (831,659)  (840,053)  (740,499)
Basic and diluted net income
 (loss) per common share (1)           (.10)     (.05)      (.05)      (.04)


2008                                  First    Second   Third(2)     Fourth
Fee income                      $   170,193 $ 134,751 $1,171,187  $ 203,788
Operating income (loss)          (1,051,900) (896,584)   121,883   (922,816)
Net income (loss)                  (984,494) (863,494)   156,655   (903,510)
Basic and diluted net income
 (loss) per common share (1)           (.06)     (.06)       .01       (.06)

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

 (3) The Company incurred higher costs in the first quarter of 2009 relating primarily to approximately $284,000 of non-cash stock compensation costs and $140,000 in directors fees.


                            SCHEDULE II


                  RESEARCH FRONTIERS INCORPORATED

                 VALUATION AND QUALIFYING ACCOUNTS

           Years ended December 31, 2009, 2008, and 2007



                              Balance at     Charged to              Balance
                              beginning      costs and               at end
Description                   of period      expenses   Deductions*  of period

Allowance for uncollectible
royalty receivables:


December 31, 2009             $ 203,674    $     2,894    $20,000**  $ 186,568

December 31, 2008             $ 163,674    $    40,000    $     0    $ 203,674

December 31, 2007             $ 103,674    $    90,000    $30,000    $ 163,674




*Previously reserved receivables written off to the reserve.
** Recovery of previously reserved receivables.