Form 10-Q
period 2010-03-31
RESEARCH FRONTIERS INC
filed 2010-05-06
CIK 793524

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                           FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2010    Commission File No.  1-9399

                   RESEARCH FRONTIERS INCORPORATED
      (Exact name of registrant as specified in charter)

               Delaware                     	    11-2103466
(State of incorporation or organization)	(IRS Employer
                                         	Identification No.)

240 Crossways Park Drive, Woodbury, N.Y.	    11797
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 6, 2010, there were outstanding 17,151,829 shares of Common Stock, par value $0.0001 per share.


                   RESEARCH FRONTIERS INCORPORATED

                     Consolidated Balance Sheets


                                                March 31, 2010
           Assets                                  (Unaudited)  December 31,2009



Current assets:

Cash and cash equivalents                      $     4,766,651        3,760,534

 Royalty receivables, net of reserves
of $181,568 and 186,568                                 91,751          226,491

Prepaid expenses and other current assets              133,570          170,460

Note receivable SPD Control Systems                    150,000          150,000

      Total current assets                           5,141,972        4,307,485

Fixed assets, net                                      134,481          143,770

Deposits and other assets                               22,605           22,605

      Total assets                              $    5,299,058        4,473,860

                                Liabilities and Shareholders' Equity



Current liabilities:

Accounts payable                                $      177,185           52,388

Deferred revenue                                       208,750           25,000

Accrued expenses and other                             188,887          231,135


              Total liabilities                        574,822          308,523

Commitments and Contingencies

Shareholders' equity:

Capital stock, par value $0.0001 per share;
authorized 100,000,000 shares, issued and
outstanding 17,151,829 and 16,522,727
shares, respectively                                     1,715            1,652

Additional paid-in capital                          82,787,643       80,563,038

Accumulated deficit                                (78,065,122)     (76,399,353)

       Total shareholders' equity                    4,724,236        4,165,337

  Total liabilities and shareholders' equity    $    5,299,058        4,473,860

See accompanying notes to consolidated financial statements.


                               RESEARCH FRONTIERS INCORPORATED

                           Consolidated Statements of Operations

                                          (Unaudited)


                                                        Three months ended
                                                 March 31, 2010   March 31, 2009

Fee income                                       $      127,011         186,632

Operating expenses                                    1,300,187       1,316,299

Research and development                                496,312         466,375

                                                      1,796,499       1,782,674

 Operating loss                                      (1,669,488)     (1,596,042)

Net investment income                                     3,719           5,492

         Net loss                                 $  (1,665,769)     (1,590,550)


Basic and diluted
  net loss
  per common share                                $        (.10)           (.10)

Basic and diluted
weighted average number of
common shares outstanding                            16,765,968      15,742,784


See accompanying notes to consolidated financial statements.



                       RESEARCH FRONTIERS INCORPORATED

                   Consolidated Statements of Cash Flows

                                 (Unaudited)


                                                   Three months ended
                                              March 31, 2010      March 31, 2009



Cash flows from operating activities:
 Net loss                                       $ (1,665,769)        (1,590,550)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization                      10,885              9,847
   Stock-based compensation                          606,015            284,105
   Recovery of provision for
    uncollectible royalty receivable                  (5,000)                --
   Changes in assets and liabilities:
    Royalty receivables                              139,740            (13,340)
    Prepaid expenses and other assets                 36,890             42,562
    Deferred revenue                                 183,750             60,000
    Accounts payable and accrued expenses             82,549             77,747

       Net cash used in operating activities        (610,940)        (1,129,629)

Cash flows from investing activities:
 Purchase of fixed assets                             (1,596)           (17,060)
 Proceeds from Investments (US Treasury Securities)       --            799,916

      Net cash used in investing activities           (1,596)           782,856

Cash flows from financing activities:
 Net proceeds from issuance of common stock        1,618,653                 --

    Net cash provided by financing activities      1,618,653                 --

Net increase (decrease)in cash and cash equivalents 1,006,117          (346,773)

Cash and cash equivalents at beginning of year      3,760,534         2,367,512

Cash and cash equivalents at end of period        $ 4,766,651         2,020,739

See accompanying notes to consolidated financial statements.

                     RESEARCH FRONTIERS INCORPORATED

                Notes to Consolidated Financial Statements
                             March 31, 2010
                               (Unaudited)

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K relating to Research Frontiers Incorporated (the "Company") for the fiscal year ended December 31, 2009.

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

Fee Income

Fee income represents amounts earned by the Company under various license and other agreements relating to technology developed by the Company. During the first three months of 2010, five licensees of the Company accounted for approximately 23%, 20%, 17%, 15%, and 10%, respectively, of fee income recognized during such period.

Stock-Based Compensation

GAAP requires that all stock-based compensation be recognized as an expense in the financial statements and that such costs be measured at the fair value of the award. GAAP also requires that tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows.

During the first three months of 2010 the Company granted 175,500 fully vested options to employees and 500 fully vested options to a consultant. The relevant information for this option grant was as follows:

Fair value of option on date of grant          $2.31
Expected dividend yield                           --
Expected Volatility                              76%
Risk free interest rate                         2.57
Expected term of option                      5 years

In addition during the first three months of 2010, the Company granted a total of 40,500 shares of restricted common stock to three directors. The market price of each share on the date of grant was $3.69. These shares were fully vested on the date of grant.

The aggregate charge to operations relating to these options and share grants as well as charges relating to grants from prior years that vested during the first quarter of 2010 was $606,015 and remaining unvested charges relating to these grants was $246,546 at March 31, 2010.

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

 Equity

On March 3, 2010, the Company received proceeds of $1,618,653 from the sale of 588,602 shares of common stock to a group of accredited investors. In addition to the shares, the investors received 117,719 five year warrants to purchase Company Common Stock at $5.00 per share.
The securities were sold pursuant to the Company's effective registration statement filed with the SEC. The proceeds of the offering will be used by the Company to expand its operations, including increasing marketing programs for products using its state-of-the-art
SPD light-control film technology.

Treasury Stock

The Company did not repurchase any of its stock during the three months ended March 31, 2010 or 2009.

Note Receivable from SPD Control Systems

On May 9, 2007, the Company began participating in the funding of the ongoing development of automotive controllers by SPD Control Systems
Corp., a licensee of the Company. This development work is to produce the electronic controllers to operate SPD-Smart automotive windows and glass roof systems for one or more of the top five automotive makers in the world. The Company's funding of this project is reflected in the form of a senior secured convertible promissory note (the "Note") of SPD Control Systems Corp. held by Research Frontiers' wholly-owned subsidiary, SPD Enterprises Inc. The note bears interest at 10% per annum, is secured by all of the assets (including intellectual property) of SPD Control Systems, and is convertible at the option of SPD
Enterprises into common stock of SPD Control Systems at an initial conversion price of $0.50 per share. This conversion price is adjustable downward to result in the issuance to SPD Enterprises of additional shares of SPD Control Systems common stock under certain conditions.
The Note provides for funding of up to $150,000 by SPD Enterprises based upon the achievement of certain development milestones by SPD
Control Systems. As of March 31, 2010, the principal and interest amount outstanding under this Note was $150,000 and $35,198, respectively.

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

Financial assets accounted for at fair value on a recurring basis at March 31, 2010 include cash equivalents of approximately $4.8 million. These assets are carried at fair value based on quoted market prices for identical securities (Level 1 inputs).

Recent Accounting Pronouncements

New Accounting Standards

In January 2010, the FASB issued ASU No. 2010-06, "Fair Value
Measurements and Disclosures (Topic 820)   Improving Disclosures
about Fair Value Measurements." ASU 2010-06 requires new disclosures regarding transfers in and out of the Level 1 and 2 and activity within Level 3 fair value measurements and clarifies existing disclosures of inputs and valuation techniques for Level 2 and 3 fair value measurements. ASU 2010-06 also includes conforming amendments to employers' disclosures about postretirement benefit plan assets. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure of activity within Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those years.
The adoption of this standard did not have any impact on our financial position or results of operation.

Management's Discussion and Analysis of
Financial Condition and Results of Operations

Critical Accounting Policies

The following accounting policies are important to understanding our financial condition and results of operations and should be read as an integral part of the discussion and analysis of the results of our operations and financial position. For additional accounting policies, see note 2 to our consolidated financial statements, "Summary of Significant Accounting Policies," filed with our form 10-K for December 31, 2009.

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

On occasion, the Company may issue to consultants either options or warrants to purchase shares of common stock of the Company at specified share prices. These options or warrants may vest based upon specific services being performed or performance criteria being met. In accounting for equity instruments that are issued to other than employees for acquiring, or in conjunction with selling, goods or services, the Company is required to record consulting expenses based upon the fair value as determined using a Black-Scholes option pricing model of such options or warrants on the date that such options or warrants vest.

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

Results of Operations for the Three Month Periods
Ended  March 31, 2010 and 2009

The Company's fee income from licensing activities for the first three months of 2010 was $127,011 as compared to $186,632 for the first three months of 2009. This difference in fee income was primarily due to the timing and amount of minimum annual royalties paid, and the date of receipt of such payment on certain license agreements, by end-product licensees. Fee income also includes earned royalties resulting from sales by certain licensees in the architectural and aircraft markets. Furthermore, the expiration of an agreement with a licensee in May
2009, regarding payments for guaranteed access to certain improvements in the Company's technology reduced fee income by approximately
$120,000. Without the expiration of this agreement, fee income for the first quarter of 2010 would have been higher than the same period in 2009. In addition to product sales in the architectural and aircraft markets included in fee income as described above, during the first quarter of 2009, one licensee reported product sales in the automotive market, although the fee income generated from such sales did not exceed the minimum annual royalties recorded for such licensee during the first quarter of 2009, so no additional fee income was recorded with respect to such automotive sales. Certain license fees, which are paid to the Company in advance of the accounting period in which they are earned resulting in the recognition of deferred revenue for the current accounting period, will be recognized as fee income in future periods.
Also licensees may offset some or all of their royalty payments on sales of licensed products for a given period by applying these advance payments towards such earned royalty payments. Because the Company's license agreements typically provide for the payment of royalties by a licensee on product sales within 45 days after the end of the quarter in which a sale of a licensed product occurs (with some of the Company's more recent license agreements providing for payments on a monthly basis), and because of the time period which typically will elapse between a customer order and the sale of the licensed product and installation in a home, office building, automobile, aircraft, boat, or any other product, there could be a delay between when economic activity between a licensee and its customer occurs and when the Company is paid its royalty resulting from such activity.

Operating expenses decreased by $16,112 for the first three months of 2010 to $1,300,187 from $1,316,299 for the first three months of 2009. This decrease was the result of lower patent ($78,000), insurance ($17,000), professional fees ($18,000) and directors expenses ($99,000) partially offset by higher payroll and stock compensation charges ($195,000) as well as higher marketing and investor relations costs ($10,000).

 Research and development expenditures increased by $29,937 to $496,312 for the first three months of 2010 from $466,375 for the first three months of 2009. This increase was principally the result of higher payroll and stock compensation charges ($86,000) partially offset by lower materials costs ($38,000) as well as lower allocated insurance costs ($17,000).

 The Company's net investment income for the first three months of 2010 was $3,719, as compared to net investment income of $5,492 for the first three months of 2009. This difference was primarily due to lower cash balances available to invest during most of the quarter as well as lower interest rates.

 As a consequence of the factors discussed above, the Company's net loss was $1,665,769 ($.10 per common share) for the first three months of 2010 as compared to $1,590,550 ($.10 per common share) for the first three months of 2009.

Financial Condition, Liquidity and Capital Resources

During the first three months of 2010, the Company's cash and cash equivalent balance increased by $1,006,117 principally as a result of cash proceeds from the sale of common stock of $1,618,653 partially offset by cash used to fund the Company's operating activities of $610,940. At March 31, 2010, the Company had working capital of $4,567,150 and its shareholders' equity was $4,724,236.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The information required by Item 3 has been disclosed in Item 7A of the Company's Annual Report on Form 10-K for the year ended December
31, 2009. There has been no material change in the disclosure regarding market risk.

Item 4.   Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form
10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairman and its Chief Executive and Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule
13a-15. Based upon that evaluation, the Company's Chairman and its Chief Executive and Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's periodic SEC filings. There were no changes in the Company's internal control over financial reporting during the quarterly period ended March
31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date:  May 6, 2010