Form 10-Q
period 2010-06-30
RESEARCH FRONTIERS INC
filed 2010-08-05
CIK 793524

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                           FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2010    Commission File No.  1-9399

                   RESEARCH FRONTIERS INCORPORATED
      (Exact name of registrant as specified in charter)

               Delaware                     	    11-2103466
(State of incorporation or organization)	(IRS Employer
                                         	Identification No.)

240 Crossways Park Drive, Woodbury, N.Y.	    11797
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 5, 2010, there were outstanding 17,151,829 shares of Common Stock, par value $0.0001 per share.


                   RESEARCH FRONTIERS INCORPORATED

                     Consolidated Balance Sheets


                                                  June 30, 2010
           Assets                                  (Unaudited)  December 31,2009



Current assets:

Cash and cash equivalents                      $     3,952,201        3,760,534

 Royalty receivables, net of reserves
of $166,568 and 186,568                                101,060          226,491

Prepaid expenses and other current assets              107,699          170,460

Note receivable SPD Control Systems                         --          150,000

      Total current assets                           4,160,960        4,307,485

Fixed assets, net                                      124,883          143,770

Note receivable SPD Control Systems                    150,000               --

Deposits and other assets                               22,605           22,605

      Total assets                              $    4,458,448        4,473,860

                                Liabilities and Shareholders' Equity



Current liabilities:

Accounts payable                                $      126,345           52,388

Deferred revenue                                       135,000           25,000

Accrued expenses and other                             136,039          231,135


              Total liabilities                        397,384          308,523

Commitments and Contingencies

Shareholders' equity:

Capital stock, par value $0.0001 per share;
authorized 100,000,000 shares, issued and
outstanding 17,151,829 and 16,522,727
shares, respectively                                     1,715            1,652

Additional paid-in capital                          82,848,121       80,563,038

Accumulated deficit                                (78,788,772)     (76,399,353)

       Total shareholders' equity                    4,061,064        4,165,337

  Total liabilities and shareholders' equity    $    4,458,448        4,473,860

See accompanying notes to consolidated financial statements.


                               RESEARCH FRONTIERS INCORPORATED

                           Consolidated Statements of Operations

                                          (Unaudited)


                		Six months ended  	  Three months ended
	                 June 30, 2010 June 30, 2009  June 30, 2010 June 30, 2009

Fee income               $      288,240     328,484      161,229     141,852

Operating expenses            1,890,984   1,965,036      590,797     648,737

Research and development        794,161     795,763      297,849     329,388
                              2,685,145   2,760,799      888,645     978,125

Operating loss               (2,396,905) (2,432,315)    (727,416)   (836,273)

Net investment income             7,486      10,106        3,766       4,614

	Net loss         $   (2,389,419) (2,422,209)    (723,650)   (831,659)

Basic and diluted
  net loss
  per common share       $         (.14)       (.15)        (.04)       (.05)

Basic and diluted
weighted average number of
common shares outstanding     6,959,964  15,742,549   17,151,829  15,742,316


See accompanying notes to consolidated financial statements.



                       RESEARCH FRONTIERS INCORPORATED

                   Consolidated Statements of Cash Flows

                                 (Unaudited)


                                                      Six months ended
                                              June 30, 2010      June 30, 2009



Cash flows from operating activities:
 Net loss                                       $ (2,389,419)        (2,422,209)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization                      21,786             19,930
   Stock-based compensation                          666,493            350,989
   Recovery of provision for
    uncollectible royalty receivable                 (20,000)                --
   Changes in assets and liabilities:
    Royalty receivables                              145,431 	         25,525
    Prepaid expenses and other assets                 62,761             71,178
    Deferred revenue                                 110,000             47,500
    Accounts payable and accrued expenses            (21,139)          (191,944)

       Net cash used in operating activities      (1,424,087)        (2,099,031)

Cash flows from investing activities:
 Purchase of fixed assets                             (2,899)           (21,791)
 Proceeds from investments (US Treasury Securities)       --          1,299,756

      Net cash used in investing activities           (2,899)         1,277,965

Cash flows from financing activities:
 Net proceeds from issuance of common stock        1,618,653                 --

    Net cash provided by financing activities      1,618,653                 --

Net increase (decrease)in cash and cash equivalents  191,667          (821,066)

Cash and cash equivalents at beginning of year      3,760,534         2,367,512

Cash and cash equivalents at end of period        $ 3,952,201         1,546,446

See accompanying notes to consolidated financial statements.

                     RESEARCH FRONTIERS INCORPORATED

                Notes to Consolidated Financial Statements
                             June 30, 2010
                               (Unaudited)

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30,2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K relating to Research Frontiers Incorporated (the "Company") for the fiscal year ended December 31, 2009.

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

Fee Income

Fee income represents amounts earned by the Company under various license and other agreements relating to technology developed by the Company. During the first six months of 2010, seven licensees of the Company accounted for approximately 17%, 14%, 13%, 13%, 10%, 9% and 8%, respectively, of fee income recognized during such period. During the first six months of 2009, seven licensees of the Company accounted for approximately 62%, 8%, 8%, 8%, 5%, 5% and 2%, respectively, of fee income recognized during such period.


Stock-Based Compensation

GAAP requires that all stock-based compensation be recognized as an expense in the financial statements and that such costs be measured at the fair value of the award. GAAP also requires that tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows.

During the first six months of 2010 the Company granted 175,500 fully vested options to employees and 500 fully vested options to a consultant. The relevant information for this option grant was as follows:

Fair value of option on date of grant          $2.31
Expected dividend yield                           --
Expected Volatility                              76%
Risk free interest rate                         2.57
Expected term of option                      5 years

In addition during the first six months of 2010, the Company granted a total of 40,500 shares of restricted common stock to three directors. The market price of each share on the date of grant was $3.69. These shares were fully vested on the date of grant.

The aggregate charge to operations relating to these options and share grants as well as charges relating to grants from prior years that vested during the first six months of 2010 was $666,493 and remaining unvested charges relating to these grants was $211,325 at June 30, 2010.

No options were granted during the first six months of 2009. During the six months ended June 30, 2009, $63,206 was charged to operations in connection with the vesting of an earlier option grant to a consultant. During the six months ended June 30, 2009, the Company granted 100,000, 199,700 and 250 shares of restricted common stock to its directors, employees and a consultant, respectively. All of the shares granted to the directors and the consultant, as well as 1,200 shares granted to employees vested immediately upon grant. The remaining 198,500 shares vest ratably over the next 36 months. The market value per share on the date of grant was $2.14. In connection with these grants, the Company charged $350,989 to operations during the six months ended June 30, 2009.


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

Treasury Stock

The Company did not repurchase any of its stock during the three and six months ended June 30, 2010 or 2009.


Note Receivable from SPD Control Systems

On May 9, 2007, the Company began participating in the funding of the ongoing development of automotive controllers by SPD Control Systems
Corp., a licensee of the Company. This development work is to produce the electronic controllers to operate SPD-Smart automotive windows and glass roof systems for one or more of the top five automotive makers in the world. The Company's funding of this project is reflected in the form of a senior secured convertible promissory note (the "Note") of SPD Control Systems Corp. held by Research Frontiers' wholly-owned subsidiary, SPD Enterprises Inc. The note bears interest at 10% per annum, is secured by all of the assets (including intellectual property) of SPD Control Systems, and is convertible at the option of SPD
Enterprises into common stock of SPD Control Systems at an initial conversion price of $0.50 per share. This conversion price is adjustable downward to result in the issuance to SPD Enterprises of additional shares of SPD Control Systems common stock under certain conditions.
The Note provides for funding of up to $150,000 by SPD Enterprises based upon the achievement of certain development milestones by SPD
Control Systems. As of June 30, 2010, the principal and interest amount outstanding under this Note were $150,000 and $38,937, respectively. As part of a broader agreement between SPD Control
Systems and the Company, effective as of May 9, 2010, the maturity date of this Note was extended to May 9, 2012 and the applicable conversion price for the Note was specified as $0.25 per share of SPD Control Systems stock through May 9, 2012 and $0.10 per share thereafter.

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

Financial assets accounted for at fair value on a recurring basis at June 30, 2010 include cash equivalents of approximately $4.0 million. These assets are carried at fair value based on quoted market prices for identical securities (Level 1 inputs).

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

Management's Discussion and Analysis of
Financial Condition and Results of Operations

Critical Accounting Policies

The following accounting policies are important to understanding our financial condition and results of operations and should be read as an integral part of the discussion and analysis of the results of our operations and financial position. For additional accounting policies, see note 2 to our consolidated financial statements, "Summary of Significant Accounting Policies," with our form 10-K for December 31, 2009.

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

Results of Operations for the Six Month Periods
Ended June 30, 2010 and 2009

The Company's fee income from licensing activities for the first six months of 2010 was $288,240 as compared to $328,484 for the first six months of 2009. This difference in fee income was primarily due to the timing and amount of minimum annual royalties paid, and the date of receipt of such payment on certain license agreements, by end-product licensees. Fee income also includes earned royalties resulting from sales by certain licensees in the architectural and aircraft markets. Furthermore, the expiration of an agreement with a licensee in May 2009, regarding payments for guaranteed access to certain improvements in the Company's technology reduced fee income by approximately $202,000. Without the expiration of this agreement, fee income for the first six months of 2010 would have been higher than the same period in 2009. In addition to product sales in the architectural and aircraft markets included in fee income as described above, one licensee reported product sales in the automotive market, although the fee income generated from such sales did not exceed the minimum annual royalties recorded so no additional fee income was recorded with respect to such automotive sales. Certain license fees, which are paid to the Company in advance of the accounting period in which they are earned resulting in the recognition of deferred revenue for the current accounting period, will be recognized as fee income in future periods. Also licensees may offset some or all of their royalty payments on sales of licensed products for a given period by applying these advance payments towards such earned royalty payments. Because the Company's license agreements typically provide for the payment of royalties by a licensee on product sales within 45 days after the end of the quarter in which a sale of a licensed product occurs (with some of the Company's more recent license agreements providing for payments on a monthly basis), and because of the time period which typically will elapse between a customer order and the sale of the licensed product and installation in a home, office building, automobile, aircraft, boat, or any other product, there could be a delay between when economic activity between a licensee and its customer occurs and when the Company is paid its royalty resulting from such activity.

Operating expenses decreased by $74,052 for the first six months of 2010 to $1,890,984 from $1,965,036 for the first six months of 2009. This decrease was principally the result of lower patent ($70,000), insurance ($33,000), professional fees ($66,000) and directors fees and expenses ($65,000) partially offset by higher payroll and stock compensation charges ($136,000) and higher marketing and investor relations costs ($38,000).

Research and development expenditures decreased by $1,602 to $794,161 for the first six months of 2010 from $795,763 for the first six months of 2009. This decrease was principally the result of lower materials costs ($38,000) as well as lower allocated insurance costs ($23,000) offset by higher payroll and stock compensation charges ($63,000).

The Company's net investment income for the first six months of 2010 was $7,486, as compared to net investment income of $10,106 for the first six months of 2009. This difference was primarily due to lower interest rates.

As a consequence of the factors discussed above, the Company's net loss was $2,389,419 ($.14 per common share) for the first six months of 2010 as compared to $2,422,209 ($.15 per common share) for the first six months of 2009.

Results of Operations for the Three Month Periods
Ended June 30, 2010 and 2009

The Company's fee income from licensing activities for the three months ended June 30, 2010 was $161,229 as compared to $141,852 for the three months ended June 30, 2009. This difference in fee income was primarily due to the timing and amount of minimum annual royalties paid, and the date of receipt of such payment on certain license agreements, by end-product licensees. Fee income also includes earned royalties resulting from sales by certain licensees in the architectural and aircraft markets. Furthermore, the expiration of an agreement with a licensee in May 2009, regarding payments for guaranteed access to certain improvements in the Company's technology reduced fee income by approximately $85,000. Without the expiration of this agreement, fee income for the second quarter of 2010 would have been higher by approximately $104,000 than the same period in 2009. In addition to product sales in the architectural and aircraft markets included in fee income as described above, during the quarter ended June 30, 2009, one licensee reported product sales in the automotive market, although the fee income generated from such sales did not exceed the minimum annual royalties recorded for such licensee during the second quarter of 2009, so no additional fee income was recorded with respect to such automotive sales. Certain license fees, which are paid to the Company in advance of the accounting period in which they are earned resulting in the recognition of deferred revenue for the current accounting period, will be recognized as fee income in future periods. Also licensees may offset some or all of their royalty payments on sales of licensed products for a given period by applying these advance payments towards such earned royalty payments. Because the Company's license agreements typically provide for the payment of royalties by a licensee on product sales within 45 days after the end of the quarter in which a sale of a licensed product occurs (with some of the Company's more recent license agreements providing for payments on a monthly basis), and because of the time period which typically will elapse between a customer order and the sale of the licensed product and installation in a home, office building, automobile, aircraft, boat, or any other product, there could be a delay between when economic activity between a licensee and its customer occurs and when the Company is paid its royalty resulting from such activity.

Operating expenses decreased by $57,940 for the three months ended June 30, 2010 to $590,797 from $648,737 for the three months ended June 30, 2009. This decrease was the result of lower payroll and stock compensation charges ($59,000), professional fees ($49,000) and bad debt recovery ($15,000) partially offset by higher directors expenses ($34,000) and higher marketing and investor relations costs ($28,000).

Research and development expenditures decreased by $31,539 to $297,849 for the three months ended June 30, 2010 from $329,388 for the three months ended June 30, 2009. This decrease was principally the result of lower payroll and stock compensation charges ($24,000) as well as lower allocated insurance costs ($6,000).

The Company's net investment income for the three months ended
June 30, 2010 was $3,766, as compared to net investment income of $4,614 for the three months ended June 30, 2009. This difference was primarily due to lower interest rates.

As a consequence of the factors discussed above, the Company's net loss was $723,650 ($.04 per common share) for the three months ended June 30, 2010 as compared to $831,659 ($.05 per common share) for the three months ended June 30, 2009.

Financial Condition, Liquidity and Capital Resources

During the six months ended June 30, 2010, the Company's cash and cash equivalent balance increased by $191,667 principally as a result of cash proceeds from the sale of common stock of $1,618,653 partially offset by cash used to fund the Company's operating activities of $1,424,087. At June 30, 2010, the Company had working capital of $3,763,576 and its shareholders' equity was $4,061,064.

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

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We designed our disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2010, and, based on their evaluation, have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date:  August 5, 2010