Form 10-Q
period 2010-09-30
RESEARCH FRONTIERS INC
filed 2010-11-08
CIK 793524

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                           FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2010    Commission File No.  1-9399

                   RESEARCH FRONTIERS INCORPORATED
      (Exact name of registrant as specified in charter)

               Delaware                     	    11-2103466
(State of incorporation or organization)	(IRS Employer
                                         	Identification No.)

240 Crossways Park Drive, Woodbury, N.Y.	    11797
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant has submitted
electronically and posted on its corporate Web site, if any, every
Interactive Data File required to be submitted and posted pursuant to Rule
405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to
submit and post such files).      Yes  __          No    __

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 8, 2010, there were outstanding 17,986,973 shares of Common Stock, par value $0.0001 per share.


                   RESEARCH FRONTIERS INCORPORATED

                     Consolidated Balance Sheets


                                                  Sept. 30, 2010
           Assets                                  (Unaudited)  December 31,2009



Current assets:

Cash and cash equivalents                      $     5,969,992        3,760,534

 Royalty receivables, net of reserves
of $166,568 and 186,568                                136,002          226,491

Prepaid expenses and other current assets              497,863          170,460

Note receivable SPD Control Systems                         --          150,000

      Total current assets                           6,603,857        4,307,485

Fixed assets, net                                      114,312          143,770

Note receivable SPD Control Systems                    150,000               --

Deposits and other assets                               65,323           22,605

      Total assets                              $    6,933,492        4,473,860


                                Liabilities and Shareholders' Equity



Current liabilities:

Accounts payable                                $       95,059           52,388

Deferred revenue                                        61,250           25,000

Accrued expenses and other                              88,754          231,135


              Total liabilities                        245,063          308,523

Commitments and Contingencies

Shareholders' equity:

Capital stock, par value $0.0001 per share;
authorized 100,000,000 shares, issued and
outstanding 17,986,973 and 16,522,727
shares, respectively                                     1,799            1,652

Additional paid-in capital                          86,224,793       80,563,038

Accumulated deficit                                (79,538,163)     (76,399,353)

       Total shareholders' equity                    6,688,429        4,165,337

  Total liabilities and shareholders' equity    $    6,933,492        4,473,860

See accompanying notes to consolidated financial statements.


                               RESEARCH FRONTIERS INCORPORATED

                           Consolidated Statements of Operations

                                          (Unaudited)


                		Nine months ended  	  Three months ended
	                 Sept 30, 2010 Sept 30, 2009  Sept 30, 2010 Sept 30, 2009

Fee income               $      425,942  $  461,570   $  137,702  $  133,086

Operating expenses            2,476,490   2,582,097      585,506     617,061

Research and development      1,099,693   1,155,951      305,532     360,188
                              3,576,183   3,738,048      891,038     977,249

Operating loss               (3,150,241) (3,276,478)   	(753,336)   (844,163)

Net investment income            11,431      14,216        3,945       4,110

	Net loss         $   (3,138,810)$(3,262,262)   $(749,391) $ (840,053)

Basic and diluted
  net loss
  per common share       $         (.18)       (.21)        (.04)       (.05)

Basic and diluted
weighted average number of
common shares outstanding     17,264,146  15,911,080   17,062,472  16,242,646


See accompanying notes to consolidated financial statements.



                       RESEARCH FRONTIERS INCORPORATED

                   Consolidated Statements of Cash Flows

                                 (Unaudited)


                                                      Nine months ended
                                              Sept 30, 2010      Sept 30, 2009



Cash flows from operating activities:
 Net loss                                       $ (3,138,810)     $  (3,262,262)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization                      32,706             29,941
   Stock-based compensation                          718,248            391,238
   Recovery of provision for
    uncollectible royalty receivable                 (20,000)                --
   Changes in assets and liabilities:
    Royalty receivables                              110,489 	         64,593
    Prepaid expenses and other assets                 35,959             45,481
    Deferred revenue                                  36,250             67,500
    Accounts payable and accrued expenses            (99,710)          (223,906)
       Net cash used in operating activities      (2,324,868)        (2,887,415)

Cash flows from investing activities:
 Purchase of fixed assets                             (3,248)           (22,398)
 Proceeds from investments (US Treasury Securities)       --          2,299,496

  Net cash (used in) provided by investing activities (3,248)         2,277,098

Cash flows from financing activities:
 Net proceeds from issuance of common stock        4,537,574          2,803,650

    Net cash provided by financing activities      4,537,574          2,803,650

Net increase(decrease)in cash and cash equivalents 2,209,458          2,193,333

Cash and cash equivalents at beginning of year      3,760,534         2,367,512

Cash and cash equivalents at end of period        $ 5,969,992      $  4,560,845

Supplemental disclosure of non cash
  financing activities:
    Receivable from issuance of common stock      $   406,080      $         --

See accompanying notes to consolidated financial statements.

                     RESEARCH FRONTIERS INCORPORATED

                Notes to Consolidated Financial Statements
                           September 30, 2010
                               (Unaudited)

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30,2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K relating to Research Frontiers
Incorporated (the "Company") for the fiscal year ended December 31, 2009.

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

Fee Income

Fee income represents amounts earned by the Company under various license and other agreements relating to technology developed by the Company. During the first nine months of 2010, six licensees of the Company accounted for approximately 18%, 13%, 13%, 13%, 11%, and 9%, respectively, of fee income recognized during such period. During the first nine months of 2009, six licensees of the Company accounted for approximately 44%, 19%, 8%, 8%, 6%, and 5%, respectively, of fee income recognized during such period.

Stock-Based Compensation

GAAP requires that all stock-based compensation be recognized as an expense in the financial statements and that such costs be measured at the fair value of the award.

During the first nine months of 2010 the Company granted 175,500 fully vested options to employees and 500 fully vested options to a consultant. The relevant information for this option grant was as follows:

Fair value of option on date of grant          $2.31
Expected dividend yield                           --
Expected Volatility                              76%
Risk free interest rate                         2.57
Expected term of option                      5 years

In addition during the first nine months of 2010, the Company granted a total of 40,500 shares of restricted common stock to three directors. The market price of each share on the date of grant was $3.69. These shares were fully vested on the date of grant.

The aggregate charge to operations relating to these options and share grants as well as charges relating to grants from prior years that vested during the first nine months of 2010 was $718,248 and remaining unvested charges relating to these grants was $176,104 at September 30, 2010.

No options were granted during the first nine months of 2009. During the nine months ended September 30, 2009, $63,206 was charged to operations in connection with the vesting of an earlier option grant to a consultant. During the nine months ended September 30, 2009, the Company granted 100,000, 199,700 and 250 shares of restricted common stock to its directors, employees and a consultant, respectively. All of the shares granted to the directors and the consultant, as well as 1,200 shares granted to employees vested immediately upon grant. The remaining
198,500 shares vest ratably over the next 36 months. The market value per share on the date of grant was $2.14. In connection with these grants, the Company charged $391,238 to operations during the nine months ended September 30, 2009.


Equity

During the first nine months of 2010 the Company sold, pursuant to the Company's effective registration statement filed with the SEC, equity in the Company as follows:

Date		   Shares issued Warrants issued  Unit price  Proceeds

March 3, 2010	    588,602	   117,719	    $2.75   $1,618,653
September 17, 2010  641,026	   128,205	    $3.90    2,500,000
September 27, 2010  194,118	    38,824	    $4.25      825,000

Total		  1,423,746	   284,748	            $4,943,653

Warrants issued are five year warrants at an exercise price of $5 per share for the March 3, 2010 offering and $6.25 per share for the September offerings. Proceeds of $406,080 relating to the September offerings were not received by the Company until October and have been included with prepaid expenses and other current assets in the balance sheet as of September 30, 2010.


Treasury Stock

The Company did not repurchase any of its stock during the three and six months ended June 30, 2010 or 2009.


Note Receivable from SPD Control Systems

On May 9, 2007, the Company began participating in the funding of the ongoing development of automotive controllers by SPD Control Systems
Corp., a licensee of the Company. This development work is to produce the electronic controllers to operate SPD-Smart automotive windows and glass roof systems for one or more of the top five automotive makers in the world. The Company's funding of this project is reflected in the form of a senior secured convertible promissory note (the "Note") of SPD Control Systems Corp. held by Research Frontiers' wholly-owned subsidiary, SPD Enterprises Inc. The note bears interest at 10% per annum, is secured by all of the assets (including intellectual property) of SPD Control Systems, and is convertible at the option of SPD
Enterprises into common stock of SPD Control Systems at an initial conversion price of $0.50 per share. This conversion price is adjustable downward to result in the issuance to SPD Enterprises of additional shares of SPD Control Systems common stock under certain conditions.
The Note provides for funding of up to $150,000 by SPD Enterprises based upon the achievement of certain development milestones by SPD
Control Systems. As of September 30, 2010, the principal and interest amount outstanding under this Note were $150,000 and $42,718, respectively. As part of a broader agreement between SPD Control
Systems and the Company, effective as of May 9, 2010, the maturity date of this Note was extended to May 9, 2012 and the applicable conversion price for the Note was specified as $0.25 per share of SPD Control Systems stock through May 9, 2012 and $0.10 per share thereafter.

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

Financial assets accounted for at fair value on a recurring basis at September30, 2010 include cash equivalents of approximately $6.0 million. These assets are carried at fair value based on quoted market prices for identical securities (Level 1 inputs).

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

Results of Operations for the Nine Month Periods
Ended September 30, 2010 and 2009

The Company's fee income from licensing activities for the first nine months of 2010 was $425,942 as compared to $461,570 for the first nine months of 2009. This difference in fee income was primarily due to the timing and amount of minimum annual royalties paid by new and existing licensees, and the date of receipt of such payment on certain license agreements, by end-product licensees. Fee income also includes earned royalties resulting from sales by certain licensees in the architectural and aircraft markets. Furthermore, the expiration of an agreement with a licensee in May 2009, regarding payments for guaranteed access to certain improvements in the Company's technology reduced fee income by approximately $202,000. Without the expiration of this agreement, fee income for the first nine months of 2010 would have been higher than the same period in 2009. In addition to product sales in the architectural and aircraft markets included in fee income as described above, one licensee reported product sales in the automotive market, although the fee income generated from such sales did not exceed the minimum annual royalties recorded so no additional fee income was recorded with respect to such automotive sales. Certain license fees, which are paid to the Company in advance of the accounting period in which they are earned resulting in the recognition of deferred revenue for the current accounting period, will be recognized as fee income in future periods. Also licensees may offset some or all of their royalty payments on sales of licensed products for a given period by applying these advance payments towards such earned royalty payments. Because the Company's license agreements typically provide for the payment of royalties by a licensee on product sales within 45 days after the end of the quarter in which a sale of a licensed product occurs (with some of the Company's more recent license agreements providing for payments on a monthly basis), and because of the time period which typically will elapse between a customer order and the sale of the licensed product and installation in a home, office building, automobile, aircraft, boat, or any other product, there could be a delay between when economic activity between a licensee and its customer occurs and when the Company is paid its royalty resulting from such activity.

Operating expenses decreased by $105,607 for the first nine months of 2010 to $2,476,490 from $2,582,097 for the first nine months of 2009. This decrease was principally the result of lower patent ($34,000), insurance ($43,000), professional fees ($54,000) and directors fees and expenses ($57,000) partially offset by higher payroll and stock compensation charges ($87,000). Included in operating expenses are $554,000 and $371,000 of non cash stock option compensation charges for the nine months ended September 30, 2010 and 2009, respectively.

Research and development expenditures decreased by $56,258 to $1,099,693 for the first nine months of 2010 from $1,155,951 for the first nine months of 2009. This decrease was principally the result of lower materials costs ($51,000) as well as lower allocated insurance costs ($41,000) offset by higher payroll and stock compensation charges ($39,000). Included in research and development expenses are $164,000 and $20,000 of non cash stock option compensation charges for the nine months ended September 30, 2010 and 2009, respectively.

The Company's net investment income for the first nine months of 2010 was $11,431, as compared to net investment income of $14,216 for the first nine months of 2009. This difference was primarily due to lower interest rates.

As a consequence of the factors discussed above, the Company's net loss was $3,138,810 ($.18 per common share) for the first nine months of 2010 as compared to $3,262,262 ($.21 per common share) for the first nine months of 2009.

Results of Operations for the Three Month Periods Ended
September 30, 2010 and 2009

The Company's fee income from licensing activities for the three months ended September 30, 2010 was $137,702 as compared to $133,086 for the three months ended September 30, 2009.
This difference in fee income was primarily due to the timing and amount of minimum annual royalties paid, and the date of receipt of such payment on certain license agreements, by end-product licensees. Fee income also includes earned royalties resulting from sales by certain licensees in the architectural and aircraft markets. In addition to product sales in the architectural and aircraft markets included in fee income as described above, during the quarter ended September 30, 2009, one licensee reported product sales in the automotive market, although the fee income generated from such sales did not exceed the minimum annual royalties recorded for such licensee during the third quarter of 2009, so no additional fee income was recorded with respect to such automotive sales. Certain license fees, which are paid to the Company in advance of the accounting period in which they are earned resulting in the recognition of deferred revenue for the current accounting period, will be recognized as fee income in future periods. Also licensees may offset some or all of their royalty payments on sales of licensed products for a given period by applying these advance payments towards such earned royalty payments. Because the Company's license agreements typically provide for the payment of royalties by a licensee on product sales within 45 days after the end of the quarter in which a sale of a licensed product occurs (with some of the Company's more recent license agreements providing for payments on a monthly basis), and because of the time period which typically will elapse between a customer order and the sale of the licensed product and installation in a home, office building, automobile, aircraft, boat, or any other product, there could be a delay between when economic activity between a licensee and its customer occurs and when the Company is paid its royalty resulting from such activity.

Operating expenses decreased by $31,555 for the three months ended September 30, 2010 to $585,506 from $617,061 for the three months ended September 30, 2009. This decrease was the result of lower payroll and stock compensation charges ($49,000), lower insurance costs ($10,000), as well as lower marketing costs ($19,000), partially offset by higher patent costs ($36,000) and higher professional fees ($12,000). Included in operating expenses are $45,000 and $34,000 of non cash stock option compensation charges for the three months ended September 30, 2010 and 2009, respectively.

Research and development expenditures decreased by $54,656 to $305,532 for the three months ended September 30, 2010 from $360,188 for the three months ended September 30, 2009. This decrease was principally the result of lower payroll and stock compensation charges ($23,000) lower materials costs ($13,000) as well as lower allocated insurance costs ($18,000). Included in research and development expenses are $6,000 of non cash stock option compensation charges in each of the three months ended September 30, 2010 and 2009.

The Company's net investment income for the three months ended September 30, 2010 was $3,945, as compared to net investment income of $4,110 for the three months ended
September 30, 2009. This difference was primarily due to lower interest rates.

As a consequence of the factors discussed above, the Company's net loss was $749,391 ($.04 per common share) for the three months ended September 30, 2010 as compared to $840,053 ($.05 per common share) for the three months ended September 30, 2009.


Financial Condition, Liquidity and Capital Resources

During the nine months ended September 30, 2010, the Company's cash and cash equivalent balance increased by $2,209,458 principally as a result of cash proceeds from the sale of common stock of $4,537,574 partially offset by cash used to fund the Company's operating activities of $2,324,868. At September 30, 2010, the Company had working capital of $6,358,794 and its shareholders' equity was $6,688,429.

The Company occupies premises under an operating lease agreement which expires on January 31, 2014 and requires minimum annual rent which rises over the term of the lease to approximately $138,269.

The Company expects to use its cash to fund its research and development of SPD light valves and for other working capital purposes.
The Company's working capital and capital requirements depend upon numerous factors, including the results of research and development activities, competitive and technological developments, the timing and cost of patent filings, the development of new licensees and changes in the Company's relationships with its existing licensees. The degree of dependence of the Company's working capital requirements on each of the foregoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements; the addition of new licensees may provide additional working capital or working capital requirements, and changes in relationships with existing licensees would have a favorable or negative impact depending upon the nature of such changes. Based upon existing levels of cash expenditures, existing cash reserves and budgeted revenues, the Company believes that it would not require additional funding until the third quarter of 2012. There can be no assurance that expenditures will not exceed the anticipated amounts or that additional financing, if required, will be available when needed or, if available, that its terms will be favorable or acceptable to the Company. Eventual success of the Company and generation of positive cash flow will be dependent upon the extent of commercialization of products using the Company's technology by the Company's licensees and payments of continuing royalties on account thereof.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The information required by Item 3 has been disclosed in Item 7A of the Company's Annual Report on Form 10-K for the year ended December
31, 2009. There has been no material change in the disclosure regarding market risk.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We designed our disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2010, and, based on their evaluation, have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date:  November 8, 2010