Form 10-K
period 2010-12-31
RESEARCH FRONTIERS INC
filed 2011-03-14
CIK 793524

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of
THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010	Commission File Number 1-9399

RESEARCH FRONTIERS INCORPORATED
(Exact name of registrant as specified in its charter)

DELAWARE	11-2103466
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

240 CROSSWAYS PARK DRIVE
WOODBURY, NEW YORK	11797-2033
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (516) 364-1902

Securities registered pursuant to Section 12(b) of the Act:	Name of Exchange
Title of Class	on Which Registered
Common Stock, $0.0001 Par Value	The NASDAQ Stock
Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [   ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ X ]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [   ]   No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter), computed based on the closing sale price of $4.45 was $72,376,740. In making this computation, all shares known to be owned by directors and executive officers of the Company and all shares known to be owned by other persons holding in excess of 5% of the Company’s common stock have been deemed held by “affiliates” of the Company, and awards of restricted stock subject to vesting are assumed to have been fully issued and outstanding. Nothing herein shall prejudice the right of the Company or any such person to deny that any such director, executive officer, or stockholder is an “affiliate.”

On March 11, 2011 the registrant had 18,281,973 shares of Common Stock outstanding.

PART I

ITEM 1. BUSINESS

Forward-Looking Statements

Information included in this Annual Report on Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results. We generally use the words “believes,” “expects,” “intends,” “plans,” “anticipates,” “likely,” “will” and similar expressions to identify forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and factors include, but are not limited to, those factors set forth in this Annual Report on Form 10-K under “Item 1A. – Risk Factors” below. Except as required by applicable law, including the securities laws of the United States, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Annual Report on Form 10-K.

General

     As used herein, “we,” “us,” “our,” the “Company” or “Research Frontiers” means Research Frontiers Incorporated unless otherwise indicated. We develop and license our patented suspended particle device (“SPD-Smart”) light-control technology to other companies that manufacture and market either the SPD-Smart chemical emulsion, light-control film made from the chemical emulsion, lamination services, electronics to power end-products incorporating the film, or the end-products themselves such as “smart” windows, skylights and sunroofs. Research Frontiers currently has 39 companies that, in the aggregate, are licensed to primarily serve four major SPD-Smart application areas (aerospace, architectural, automotive and marine products) in every country of the world.

     Research Frontiers was incorporated in New York in 1965 to continue early work that Dr. Edwin Land, founder of Polaroid Corporation, and others had done in the area of light-control beginning in the 1930s. Research Frontiers was reincorporated in Delaware in 1989. Since 1965, Research Frontiers has actively worked to develop and license its own SPD technology, which it protects using patents, trade secrets and know-how. Although patent and trade secret protection is not a guarantee of commercial success, Research Frontiers currently has approximately 500 patents and pending patent applications throughout the world protecting its technology, positioning it as a leader of advanced light, glare and heat control for windows and other glazing products.

     SPD-Smart products use microscopic light-absorbing nanoparticles that are typically suspended in a film. These particles align when an electrical voltage is applied, thus permitting light to pass through the film. Adjustment of the voltage to the SPD film gives users the ability to instantly, precisely and consistently regulate the amount of light, glare and heat passing through the window, skylight, sunroof, window shade or other SPD-Smart end-product. This SPD film can be incorporated between two layers of glass or plastic, or combinations of both, to produce a laminate that has enhanced energy efficiency, light-control and security performance properties.

     Research Frontiers believes that the SPD industry is in the initial phase of growth. SPD light-control technology may have wide commercial applicability in many types of products and industries where variable light-control is desired. SPD-Smart glass or plastic window products include the following:
  Automotive sunroofs, sunvisors, side windows and rear windows;

  Architectural commercial and residential windows, doors, skylights, and partitions for new construction , replacement, and retrofit applications;

  Aerospace and marine windows, doors, partitions and sunvisors.
     Some of the early sales and uses of SPD technology have been low volume commercial installations and some have involved concept and test installations by licensees and their customers (see “Trends and Recent Developments” below). Some of our licensees consider the stage of development, product introduction strategies and timetables, and other plans to be proprietary or secret, and as such this information cannot be disclosed by Research Frontiers until such licensees, or their customers, make their own public announcements of planned or actual product launches. Higher volume adoption is now expected, initiated by the recent launch by Daimler AG in early 2011 of the Magic Sky Control™ all glass roof option on their Mercedes-Benz SLK roadster. This feature uses Research Frontiers SPD-Smart light control technology. Research Frontiers believes that within the different industry applications listed above, automotive sunroofs and all glass roofs such as the recently launched Magic Sky Control roof on the Mercedes-Benz SLK, sunvisors and side and rear windows for vehicles, aircraft window shades and certain architectural applications will be the earliest adopters of the Company’s technology, with a product launch in the marine industry occurring later in 2011. The Company believes that the largest and most predictable near and intermediate term market for its technology will be the automotive glass market.

     In addition to the product applications listed above, prototypes of SPD-Smart flat panel displays, eyewear, and self-dimming automotive rear-view mirrors have been developed. These prototypes demonstrate the feasibility and operation of the products they relate to, but in some cases may need additional product design, engineering or testing before commercial products can be introduced.

     Recent progress with regard to market development and commercialization activity has been the result of focused and active efforts by Research Frontiers and its key production and end-product licensees who have invested in product development and improvements, production facilities, increased production capacity, durability, performance testing, quality control and assurance, and marketing programs. Licensees supplying film to end-product licensees have announced increases, or plans to do so, in their production capacity. Research Frontiers believes that with the normal progression of product and manufacturing improvements, and as licensees become more experienced at the lamination, fabrication and installation of SPD-Smart products for various applications, the adoption rates for SPD-Smart products will grow and accelerate, which we expect will increase the stream of royalty income for the Company.

     As part of their marketing and branding programs, many of our licensees have developed their own trademarks for SPD-Smart emulsion, film, and end-products and these are listed in their respective press releases, product brochures, advertising and other promotional materials. Research Frontiers uses the following trademarks: SPD-Smart™, SPD-SmartGlass™, VaryFast™, SPD-CleanTech™, SPD Clean Technology™, SmartGlass™, The View of the Future - Everywhere you Look™, Powered by SPD™, Powered by SPD-CleanTech™, Powered by SPD Clean Technology™, SG Enabled™, SPD Green and Clean™, SPD On-Board™, Speed Matters™, and Visit SmartGlass.com - to change your view of the world™.

     In each of the last three fiscal years the Company has devoted substantially all of its time to the development of one class of products, namely SPD-Smart light-control technology, and therefore revenue analysis by class is not provided herein. Information about our operation and those of our licensees is included below and in our financial statements and notes thereto.

     The Company does not believe that future sales will be seasonal in any material respect. The Company does not directly manufacture or market products on its own but rather depends on activities of its licensees. Due to the nature of the Company’s business operations and the fact that the Company is not presently a manufacturer, there is no backlog of orders for the Company’s products.

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

Employees

     On March 11, 2011 the Company had twelve full-time employees, five of whom are technical personnel, and the rest of whom perform legal, finance, marketing, investor relations, and administrative functions. Of these employees, three have obtained doctorates in chemistry, one has a masters degree in chemistry, one has extensive industrial experience in electronics and electrical engineering, and one has majored in physics. Four employees also have additional postgraduate degrees in business administration, including one doctorate in organization and management. Also the Company’s suppliers and licensees have people on their teams with advanced degrees in a number of areas relevant to the commercial development of products using the Company’s technology. The success of the Company is dependent upon, among other things, the services of its senior management, the loss of which could have a material adverse effect upon the prospects of the Company.

Industry Trends

     While economic activity around the world is still recovering from a severe downturn, there are also favorable converging trends in the major near-term markets for SPD-Smart products. These trends are gaining momentum and strength. In both public and private sectors across the world, there are substantial efforts targeted toward the promotion and use of energy efficient materials, including those used in windows and other glazings for homes, buildings, automobiles, aircraft and boats. For example, as part of its sustainable design strategies, the architectural community is actively increasing the use of daylight harvesting and building automation systems to more effectively capture and control natural light as part of energy reduction strategies to offset electricity used by artificial lighting. In addition to design, aesthetic and other benefits, this expanded use of glass also supports a growing body of research which finds that the presence of natural light improves the well-being and productivity of individuals. Products using SPD-Smart light-control technology can play an important role in supporting these converging global trends.

     In the automotive industry, global trends include the introduction of larger sunroofs and panoramic roof panels in transportation vehicles, and a higher percentage of these vehicles having a sunroof or using more glass in the roof. In early 2011, Daimler AG introduced its new Mercedes-Benz SLK roadster which offers as an option the Magic Sky Control glass roof using the Company’s SPD-SmartGlass technology. In addition, automobile manufacturers are beginning to introduce "cielo" glass systems where the windshield of the vehicle joins with the glass in the roof of the vehicle to form one continuous piece of curved glass. The SPD-Smart component of these cielo systems can start with the blue band on the top of the windshield (the rest of the windshield would not use any kind of dark tint because regulations require that the main part of the windshield not have less than 70% light transmission at all times) and extend back to encompass the entire glass roof. Some automakers have incorporated SPD-SmartGlass in concept vehicles, with some of these concept vehicles being exhibited at major auto shows, and a growing number of automakers are developing SPD-SmartGlass products for production vehicles as well. SPD-SmartGlass has also been shown in armored automotive glass applications, and a new market is also beginning to develop for personalized custom conversions of automobiles for owners who wish to express themselves through the design of the cars they own and/or drive.

     For architectural applications, a number of market forces are having an upward influence on demand for SPD-SmartGlass. Many architects are specifying more glass in their designs to support building occupants’ sense of connectedness to the outside environment. Also significant is the heightened attention to energy efficiency in both commercial and residential buildings. Various studies indicate that buildings in the United States and Europe now account for an estimated 39-40% of total energy use and upwards of 70% or more of electricity consumption. Many architects and building owners are striving for sustainable, "green" buildings that are highly energy-efficient, reduce environmental impact, and improve occupant health and well-being. In addition, the design community is increasingly interested in advanced daylighting systems in buildings that lower electrical lighting usage and reduce heating and cooling loads. Because of this, the ability to control light, glare and heat in these building applications is very important and advanced solutions often are needed to optimize operating efficiencies. SPD-Smart technology, especially when integrated with intelligent building systems, provides effective shading, glare control and heat management solutions for offices and homes. Today, a growing number of SPD-Smart architectural products are available for new construction, replacement and retrofit projects. These products include insulated glass units, single-panel retrofits, unusually shaped glazings, and products with advanced fabrications such as those with ballistic- and blast-resistant capabilities.

     In the aerospace industry there is also a trend towards larger windows, most notably in the “transport category” (commercial passenger aircraft) segment. The world's two largest aircraft manufacturers have announced their interest to include electronic smart window shades in their aircraft, and strong interest exists at other original equipment manufacturers (“OEMs”) as well. Qantas Airlines currently has SPD-Smart window shades installed in the first class lavatories in all of their Airbus A380 aircraft.

     Electronic aircraft window shades may use SPD technology, or may use other smart window technologies such as liquid crystal or electrochromic technology. For use in aircraft, SPD-Smart window shades are made of shatterproof plastic instead of glass to save weight for a given window thickness and to avoid breakage risks. The Company believes its SPD technology offers important performance advantages over other technologies including faster, more uniform response time, greater light-blockage, maximum heat-rejection when the aircraft is parked on the ramp, and weight-savings. To date, SPD technology is also the only commercially available light-control smart window technology known to have passed the stringent safety and durability tests required by the aviation industry and to have received a Supplemental Type Certificate (STC) from the Federal Aviation Administration. Today SPD-Smart window shades are flying in 24 models of various aircraft including those used in commercial aviation, general aviation (private and business aircraft) and military aviation. Two leading companies making electromechanical pleated window shades have announced new products that incorporate SPD window shades into their designs.

     In the marine application for SPD-Smart technology, to satisfy various objectives, many yacht manufacturers currently employ less than ideal glazing solutions. For example, some report having to use as many as five different types of glass in a typical yacht to satisfy diverse glazing needs. SPD-Smart window technology can reduce the number of different types of glass used in these yachts because of its increased functionality and superior performance and versatility. SPD-SmartGlass has appeared in glass designed for yachts and other marine vessels. Because boat operators experience substantial exposure to direct sunlight, SPD-Smart products provide an innovation that allows these operators to manage incoming light, glare and heat while achieving privacy or maintaining one’s view as needed or desired. It is expected that during 2011, a major boat manufacturer will introduce SPD-Smart marine glazings on a planned megayacht project.

     Products using SPD-Smart technology continue to be exhibited at trade shows, conferences, and industry events, with such products not only being exhibited by our licensees but also by their customers and by OEMs. While there can be no assurance that these trends will continue, to the extent that they do continue, each is expected to have a beneficial effect on future fee income for the Company.

     In January 2011, Freedonia Group (a leading market research firm) issued a global Flat Glass study that projects 6.0 percent annually growth for this market through 2014 (valued at $89 billion in 2014). This study indicated that Flat Glass demand over this time period will be influenced by favorable expectations in building construction and motor vehicles. The Advanced Flat Glass market, a specialty segment of the Flat Glass market, is expected to grow at a faster rate.

     SPD-Smart glass products compete in the solar control segment of the Advanced Flat Glass market. In December 2010, Freedonia Group issued a US Advanced Flat Glass study that projects 9.1 percent annually growth for this market through 2014 (valued at $7.0 billion in 2014). This study further projects that solar control glass, a segment of the advanced flat glass market, is expected to grow at an annual growth rate in excess of twelve percent from 2009 to 2014 (valued at $2.1 billion in 2014).

Historical Background and Recent Developments

SPD-Smart Film Production

     An important material used in SPD-Smart end-products is SPD light-control film that varies the tint of glass or plastic. Initially the sole manufacturer of this film was SPD Inc., a subsidiary of Hankuk Glass Industries, a former licensee of Research Frontiers. In April 2004, SPD Inc. announced that it was ceasing its business activities. As a result, sales of SPD-Smart products by licensees of the Company during most of 2004, 2005 and 2006 were curtailed as these licensees filled certain customer orders out of limited existing inventory of SPD-Smart light control film made by SPD Inc. while awaiting production of the next-generation, emulsion-based SPD-Smart light control film with its improved performance characteristics.

     After this hiatus in SPD film availability, a number of significant events began in 2007 and continued through 2010 that have helped the development of the Company’s business worldwide. In early 2007, our licensee Hitachi Chemical began producing their initial SPD-Smart light-control film on their first factory line. During the second half of 2009, Hitachi Chemical announced that they had begun mass production on their new, larger capacity production line and expanded their annual production capacity to 400,000 square meters (over 4.3 million square feet). Unlike prior production lines, Hitachi Chemical’s new production line is dedicated exclusively to the production of SPD-Smart film. In July 2009, Hitachi Chemical launched its website dedicated to its SPD-Smart light control film and during 2009, Hitachi Chemical outlined in its press releases and public presentations that it plans to "accelerate the use of SPD film, which holds significant potential for growth" and noted that "SPD film is positioned as one of the key emerging products promoted by Hitachi Chemical to become a future leading product for the company." Hitachi Chemical gave a presentation to analysts dated October 30, 2009 regarding Hitachi Chemical's performance during the first half of the year and highlighted management issues for the second half. In that presentation, Hitachi Chemical noted that it is targeting SPD film sales of 5 billion yen (approximately $53.4 million) in 2012. Customers for Hitachi Chemical's SPD-Smart film are end-product licensees of Research Frontiers. These licensees receive the film, laminate it into glass or plastic, and then fabricate end-products sold into various industries. Most of end-product licensees pay Research Frontiers a royalty on the sale of these end-products that typically range from 10-15%.

     In 2010, Hitachi Chemical expanded its SPD film product portfolio by initiating commercial production of a “lighter” version of its film. Both the SPD “dark” and “light” films provide very high ranges of visible light transmission. SPD “dark” film has a range of approximately 0.5% to 55.0%, and SPD “light” film has a range of approximately 2% to 65%. This leads to contrast ratios (the ratio of clear to dark light transmission) of up to 110:1. The commercialization of both “dark” and “light” versions of SPD-film provides greater design and performance options for various end-product applications.

     In addition to Hitachi Chemical, two licensed companies are currently making or developing SPD-Smart light-control film under license from Research Frontiers using SPD-Smart emulsion produced by our licensee DIC Corporation (formerly known as Dainippon Ink and Chemicals). These two companies are licensed to sell SPD-Smart light-control film to other licensees of Research Frontiers. One company in Italy, Isoclima S.p.A., is also licensed by Research Frontiers to make and sell architectural and automotive end-products worldwide. In February 2010, Research Frontiers also licensed Australia’s ID Research Pty Ltd. (the parent company of IGlass Pty Limited) to make and sell SPD-Smart film worldwide, and to make and sell SPD-Smart architectural smart window products in Australia, New Zealand and South Africa.

SPD-Smart Automotive Products

     Research Frontiers and its licensees are currently working with multiple automotive manufacturers to introduce SPD-Smart windows, sunroofs and roof systems on both concept and production vehicles. Research Frontiers’ end-product licensees in this sector include: American Glass Products, Asahi Glass, BOS Automotive, Custom Glass, Daimler AG, DuPont, GKN Aerospace Transparency Systems, Isoclima, Pilkington Glass, Pittsburgh Glass Works (formerly the automotive glass division of PPG Industries) and Vision Systems. The Company’s automotive glass licensees account for the majority of all glass produced for the automotive market throughout the world.

     In September 2008, the automotive glass business of PPG Industries (now known as Pittsburgh Glass Works, LLC), was licensed to make SPD-Smart automotive glass products, including windows, sunroofs and roof glass systems. Pittsburg Glass Works (PGW) is North America’s largest automotive glass producer. PGW cited the importance of this work with SPD-Smart automotive products in their October 2009 press release highlighting milestones achieved during their first year as an independent company after being previously a wholly-owned subsidiary of PPG Industries.

     In September 2009, Pilkington Group Limited, a subsidiary of Nippon Sheet Glass (the world’s largest supplier of glass used in buildings and cars), expanded its license for SPD-Smart architectural products to include automotive end-products. In March 2011, Pilkington Automotive introduced its brand SPD-SmartGlass automotive glazing products known as Sundym Select™. Pilkington describes Sundym Select as providing “the highest level of solar protection available in any, mass produced, vehicle glazing to date.” Pilkington and its parent company Nippon Sheet Glass (also a licensee of Research Frontiers) are now supplying Sundym Select for the Mercedes-Benz SLK Magic Sky Control roof.

     On February 7, 2011 Research Frontiers announced that Daimler AG will use SPD-SmartGlass technology in its Magic Sky Control panoramic glass roof offered as an option on its new Mercedes-Benz 2012 SLK which debuted on January 29, 2011. This SPD product allows drivers and passengers to change the tint of the car roof from dark to clear quickly with a touch of a button. The SLK will be the first large-scale series production vehicle to offer SPD-SmartGlass. The Research Frontiers licensees involved with the production of the Magic Sky Control roof for the SLK include Hitachi Chemical, which manufactures the SPD-Smart light-control film in Japan and has recently announced its capacity to manufacture 4.3 million square feet of SPD film per year. Automotive glass companies Nippon Sheet Glass in Japan and Pilkington in the UK and Germany then process and laminate Hitachi’s SPD film into the glass for the Magic Sky Control roof.

     In January 2010, Vision Systems acquired a license from us to manufacture and sell in all countries of Europe SPD-Smart products for markets including recreational vehicles, buses, trucks, mobile cranes and construction vehicles. During 2010, Vision Systems featured its “Nuance” brand of SPD-Smart automotive dimmable windows at InnoTrans 2010 (Berlin, Germany) and at the 63rd IAA Commercial Vehicle conference (Hanover, Germany).

     While the highest volume market for which SPD-Smart technology is being developed is new car production by the world’s automakers, the aftermarket upgrade market also presents near-term opportunities in the automotive market. Research Frontiers licensee American Glass Products (AGP) is offering its Vario Plus Sky SPD-SmartGlass to the automotive aftermarket.

     Within the automotive market, a potentially additional sector is the armored glass market. Armored glass (sometimes referred to as “transparent armor” and “bullet-resistant glass”) encompasses the military, non-military government, and civilian markets. In addition, SPD-Smart technology in this market not only provides the benefits of light-control and UV blockage, it also adds enhanced security by introducing darker tints and privacy. A number of the Company’s licensees including American Glass Products, GKN, Isoclima and Pittsburgh Glass Works are recognized industry leaders in the armored glass market.

     In February 2008, GKN Aerospace Transparency Systems acquired a license from us covering SPD-Smart armored glass for vehicles (as discussed below, this license was also expanded in late 2010 to also include aircraft products). GKN is a world leader in armored transportation vehicles for both military and civilian vehicles. Since then, GKN has exhibited their armored SPD-Smart automotive glass at various military and industry trade shows. In September 2009, GKN announced that it had been awarded a $425,000 contract by the Combating Terrorism Technical Support Office (CTTSO) of the United States Department of Defense to develop instantly dimmable SPD-Smart bullet resistant windows. GKN reported that it has successfully moved to the next phase of this government project. In October 2010, GKN exhibited its SPD-Smart armored automotive window at AUSA 2010 in Washington, D.C. and is pursuing commercial opportunities for its SPD-based products.

     In September 2010, licensee Isoclima exhibited various products from its CromaLite brand of SPD-SmartGlass at Glasstec 2010, a major industry event.

SPD-Smart Architectural Products

     Research Frontiers and its licensees are currently working with multiple architectural customers to introduce SPD-Smart products including windows, skylights, partitions and doors. Research Frontiers’ end-product licensees in this sector include: Asahi Glass, Cricursa Cristales Curvados, ID Research Pty Ltd (“iGlass”), Innovative Glass, LTI SmartGlass, Prelco, Isoclima, Traco (a business unit of Alcoa) and SmartGlass International.

     SPD-Smart windows, skylights, doors and partitions offer various benefits in architectural applications. During 2009, independent tests were conducted by DSET Laboratories, a division of Atlas Material Testing Technology, in accordance with ASTM and ASHRAE testing and calculation protocols. These test results demonstrate that SPD-Smart windows have excellent solar heat rejection and control capabilities.

     In January 2011, SmartGlass International announced that a new study published by the Department of Engineering at the University of Cambridge concluded that SPD-Smart light-control windows are exceptionally energy efficient, reducing solar heat gain by as much as 90%. The Cambridge study indicated that the real-world testing "confirms theoretical predictions that SPD glass holds great energy saving potential and is a technology that can really help to reduce energy wastage of glass facades." In addition to SPD-Smart technology, the Cambridge study discussed alternative dynamic glazing technologies that could be used in windows (e.g. electrochromics) and reported that SPD-Smart technology did not have the disadvantages that limited the potential of these alternative technologies. For example, the study cited that an electrochromic window that is 2.4 square meters can take up to 30 minutes to change from clear to dark.

     In May 2010, Research Frontiers and SmartGlass International expanded the scope of SmartGlass International’s license agreement for worldwide sale of SPD-Smart architectural products. Prior to this modification, Smart Glass International’s license agreement did not allow it to sell SPD-Smart products in North America.

     SmartGlass International also recently announced the completion of several SPD-SmartGlass retrofit installations. The first of these, announced in November 2010, was at the set of "Daybreak," a new breakfast anchor program from ITV, one of the UK's largest commercial television networks. In February 2011, SmartGlass International announced it supplied retrofit SPD-SmartGlass to five London television studios of the Associated Press. The SPD-SmartGlass used in these projects harvested daylight when it's needed, improved occupant comfort by providing controllable solar shading during peak light conditions, and preserved views. SmartGlass International also has established a division known as SmartGlass Medical which is a dedicated manufacturer of electronically switchable glass for the medical sector. In February 2011, SmartGlass International exhibited SPD-SmartGlass at Patient Safety 2011 in London, England. Patient Safety 2011 is the United Kingdom’s premier forum for issues related of the country’s National Health Service hospitals.

     Research Frontiers licensee Innovative Glass Corporation was awarded two 2010 Crystal Achievement Awards for their smart window product line using our SPD-Smart light-control technology. In October 2010, Innovative Glass exhibited SPD-SmartGlass, including retrofits, at Enviro Build Expo 2010 in Hartford, CT. Innovative Glass also has announced or is working on a number of SPD-SmartGlass architectural projects including:
  residential projects in Florida for hurricane-rated windows commercial projects in California including a high-tech R&D optics laboratory that used 24 large SPD-Smart panels, each of which are each 9 feet tall by 3 feet wide a project emphasizing energy efficient smart windows at Fort Knox, Kentucky an upcoming high-profile project in lower Manhattan specifying the use of 43 SPD-Smart polycarbonate panels a project in Manhattan that is a showroom for a high-end audio/video integrator a multi-skylight retrofit project in a nature center at a New Mexico state park.

  a project to control the amount of light entering a recording studio in California.

     In November 2010, licensee LTI Smart Glass exhibited SPD-SmartGlass at the Build Boston 2010 architectural trade event in Boston, MA. Known as a pioneer in the processing and laminating of electrified films, the LTI Smart Glass product line includes high-performance SPD-Smart ballistic- and blast-rated glazings, in addition to conventional SPD-Smart windows, doors, skylights and partitions.

     In November 2010, licensee Prelco exhibited SPD-SmartGlass at the Build Boston 2010 architectural trade event in Boston, MA. Prelco is the leading manufacturer of architectural and transportation safety glass in Canada and the northeastern United States.

     In February 2010, ID Research Pty Ltd (IDR) (the parent company of iGlass Pty Limited) acquired a license from us granting it the right to manufacture and sell SPD-Smart architectural end-products in Australia, New Zealand and South Africa. The license also grants ID Research Pty Ltd the worldwide right to manufacture and sell SPD emulsion and film to end-product licensees of Research Frontiers. The license follows a $1.5 million grant to ID Research Pty Ltd from the Government of Victoria's Science Agenda (VSA) Investment Fund for "Electro Responsive Material Coatings for Switchable Automotive Tinted Glass." The proceeds of this investment are to upgrade and modify the company’s factory to produce SPD light-control film.

     Various private and public installations of SPD-SmartGlass are appearing in the residential and commercial markets, and additional projects specifying SPD-SmartGlass.

SPD-Smart Aircraft Products

     During 2010, Research Frontiers increased its presence in the aircraft industry with expanded and new license agreements with three new companies. Research Frontiers, its licensees, and strategic partners of its licensees are currently working with multiple aerospace customers to introduce SPD-Smart aircraft products including windows, doors and partitions. Research Frontiers’ end-product licensees in this sector include: GKN Aerospace Transparency Systems, InspecTech Aero Service, SmartGlass International (in partnership with Schott AG) and Vision Systems.

     Research Frontiers' licensee InspecTech Aero Service Inc. markets its iShade brand of SPD-Smart windows to both the OEM new production segment, and aftermarket segment, of the aircraft industry. Building on previously announced milestones including the selection by Hawker Beechcraft Corporation of InspecTech smart window shades for aftermarket installation on King Air aircraft, and receiving a Supplemental Type Certificate (STC) for all models of King Air aircraft by the FAA, InspecTech and its strategic partners are working with a growing number of aircraft manufacturers and their customers and are selling SPD-Smart window shades for fixed wing aircraft and helicopters. InspecTech’s SPD-Smart products have been installed on 24 models of helicopters and commercial, corporate, and military aircraft.

     InspecTech’s SPD-Smart aircraft windows are the industry’s only dynamic switchable window shades that are now available for any aircraft as an aftermarket installation worldwide, and for new production aircraft. In the transport category of the industry, InspecTech’s SPD-Smart products have been installed in selected areas on all Airbus A380 aircraft delivered by Airbus to Qantas Airlines to date, making SPD-Smart window shades the first and only electronically dimmable window shade flying on commercial airlines.

     In December 2010, InspecTech announced performance improvements to its iShade brand of SPD-Smart aircraft cabin windows. Improvements include a neutral color tint appearance, greater light-transmission in the clear state, and more light-blockage in the dark state.

     In May 2010, InspecTech exhibited its SPD-Smart products at the Aircraft Interiors Expo in Hamburg, Germany. Also at the show was MSA Aircraft Products, a strategic partner of InspecTech. At the show, MSA announced a new product which incorporates InspecTech’s SPD-Smart window with MSA’s pleated shade. This combination window shade product was exhibited at the show, and MSA launched its marketing activities. Later in the year, InspecTech exhibited its SPD-Smart aircraft window shade products at the 2010 NBAA convention and trade show in Atlanta, Georgia. Also at the NBAA show, two of InspecTech’s strategic partners exhibited their window shading systems that include SPD-Smart products supplied by InspecTech. Aircraft supplier Nextant Aerospace also demonstrated its new aircraft, the Nextant 400XT, which was equipped with SPD-Smart windows supplied by InspecTech. In April 2010, Nextant Aerospace had announced that it had selected InspecTech’s iShade brand of SPD-Smart products for use on its Nextant 400XT.

     In December 2010, Research Frontiers and GKN Aerospace Transparency Systems expanded the scope of the former license agreement to include the sale of SPD-Smart windows, window shades, interior partitions, cabin dividers and other products for aircraft. The earlier license agreement with GKN focused on SPD-Smart products for armored transportation applications. GKN Aerospace is the world-leading supplier of cockpit transparencies and passenger cabin windows.

     In May 2010, Research Frontiers and SmartGlass International Ltd. announced an agreement to expand the scope of SmartGlass International’s license. Under this agreement, SmartGlass International is authorized to manufacture and offer SPD-Smart products, including aerospace windows, worldwide. Prior to this agreement, SmartGlass International was licensed to offer SPD-Smart architectural products worldwide outside of North America. SmartGlass International’s SPD-Smart aircraft products were exhibited in May 2010 at the Aircraft Interiors Expo in Hamburg, Germany, at the booth of SmartGlass International’s strategic sales and marketing partner SCHOTT AG.

     In January 2010, Research Frontiers licensed Vision Systems of France to make and sell in Europe SPD-Smart products for aircraft. This license was expanded by Vision Systems and Research Frontiers to include North and South America in September 2010.

     In December 2010, Vision Systems exhibited its Nuance brand of SPD-Smart aircraft cabin windows at MEBA 2010 in Dubai, United Arab Emirates. Vision Systems featured an integrated display of three SPD-Smart Nuance aircraft cabin windows, and demonstrated the advanced shading and solar control capabilities available to pilots, crew and passengers when Nuance windows are used with Vision Systems' onboard control system.

     In May 2010, Vision Systems premiered its Nuance brand of SPD-Smart aircraft dimmable windows at the Aircraft Interiors Expo in Hamburg, Germany.

SPD-Smart Marine Products

     Research Frontiers and its licensees are currently working with marine customers to introduce SPD-Smart products including windows, doors and partitions. In December 2010, Diamond Sea Glaze Manufacturing Ltd. acquired a license from us granting it the right to manufacture and sell SPD-Smart marine end-products worldwide. When our patented SPD-Smart light-control technology is used in yacht windows and other products, users can quickly and precisely control and “tune” the amount of light, glare and heat coming through their windows, while preserving their view. Diamond Sea-Glaze Manufacturing anticipates marketing activities for products using SPD technology will begin early in the second quarter of 2011 with integration into a launch customer’s megayacht product line later in the year.

Marketing Activities and Licensee Support

     In addition to supporting the efforts of its licensees, the Company also recognizes the need to develop the SPD industry as a whole. As such, the Company continues to plan and execute complementary programs that build awareness and interest in smart glass generally and demand for SPD-Smart technology specifically. These programs include presentations at various general industry conferences, participation in panel presentations and discussions hosted by academia, development of trade association educational materials, and presentations to architects, designers, and other influential specifiers. For example, during 2010, the Company gave presentations at CEDIA Expo 2010 (Atlanta, GA), EnviroBuild 2010 (Hartford), and the 2010 Plastics and Automotive Glazing Conference (Frankfurt, Germany). In January 2011, the Company gave a presentation at the National Building Museum (Washington D.C.) as part of the museum’s “Buildings in the 21st Century” lecture series. At this time, the Company also is scheduled to give presentations at Facility Fusion 2011 (Boston, MA), Buildings New York 2011 (New York, NY) and The Society of Vacuum Coaters’ Technical Conference (Chicago, IL). For the second consecutive year, Research Frontiers also will exhibit SPD-SmartGlass in March at NanoDays 2011 held at the Museum of Science in Boston, MA. The Company also is an America Institute of Architects (AIA) Continuing Education System approved provider, and offers a course for architects entitled “Architectural Smart Glass: Advanced Light-Control for High-Performance Buildings.”

     During 2010, Dr. George Elvin, Director of Green Technology Forum, is featuring SPD-Smart light-control technology in a series of international talks and courses on emerging green technologies. Dr. Elvin is a well-known advisor, speaker and author on emerging technologies and has an extensive academic background.

     The Company’s market development department has a number of other initiatives in place. To help guide and prioritize its technical and marketing investments, the Company periodically retains outside strategic marketing and other consultants to help generate increased short- and medium-term market penetrations for each of the major markets for the Company’s light-control technology, and to provide support and guidance to the Company’s licensees worldwide.

     The Company has emerged as the world’s leading resource for market research information on the subject of smart glass. Research Frontiers lectures and presents at industry conferences in areas of energy efficiency and daylight harvesting, and has published independent test data, shared the results of its research studies and test data with industry and the media, posted various reference materials to the Company’s website for global dissemination, and published presentations, data and bylined articles.

     Research Frontiers maintains an active role with various standards-setting organizations. These organizations include ASTM International and the National Fenestration Rating Council (NFRC), both of which have had or continue to have active committees developing standards for smart glass.

     In addition to Research Frontiers providing overarching support of licensees’ sales efforts by developing the SPD industry as a whole, leveraging its prominence as a leading resource on the topic of smart glass, and maintaining an active role with standards organizations, Research Frontiers also supports licensees’ marketing and sales efforts directly. Activities include advising and assisting with branding strategies and advertising campaigns, website development and other marketing materials, joint presentations to prospective customers, and additional support. As a focal point of interest in smart glass, resulting in many consumer and business inquiries, Research Frontiers has an active referral program to generate customer leads for its licensees.

     As part of this mission to develop the industry and to support our licensees’ acquiring specific SPD projects, in March of 2009 Research Frontiers announced the completion of the SPD-SmartGlass Design Center. Research Frontiers and its licensees have begun to host a series of events at this new facility. This Center is also configured as an interactive and energy-efficient "smart" executive office and conference room, is located at the Company's corporate headquarters in Woodbury, New York. The SPD-SmartGlass Design Center features leading-edge SPD-Smart windows of different sizes (some floor-to-ceiling) and framing materials. It has a multi-functional electronic controller system for manual, remote, automatic smart glass switching, and windows that can be controlled remotely over the internet or using a smart phone. An interactive exhibit was also competed in 2009 and expanded in 2010 adjacent to the SPD-SmartGlass Design Center to provide guests with a history of smart glass and to showcase state-of-the-art examples of SPD-Smart products. This interactive area also contains other types of smart glass, such as those using liquid crystal and electrochromic technologies, allowing users to operate and experience first-hand the differences in performance characteristics of different types of smart glass.

     Research Frontiers’ Design Center is the only known public forum where customers can compare performance between SPD-Smart technology and products using other light-control technologies. In June 2010, the Company sent direct invitations to the top executives at several companies producing or developing other competitive technologies (including Sage Electrochromics, Soladigm, PPG) asking them to participate in public forums in side-by-side comparisons of their products with products made using Research Frontiers’ SPD-Smart technology. None of these companies accepted our invitation. Research Frontiers believes that the growth of the smart glass industry will be accelerated as more information is made available through direct comparisons. Research Frontiers believes that SPD products will be strongly preferred over competing technologies once a direct comparison is available to potential buyers. Research Frontiers continues to encourage its competitors to participate in public forums where consumers of electronically tintable products can see the relative performance of products that are available.

Licensees of Research Frontiers

     Currently, the Company’s 39 licensees are categorized into four main areas: materials for making films (emulsions), film, lamination of film to glass or plastic, and end-products. Emulsion makers produce and combine the necessary materials (i.e. SPD particles and various liquids and special polymers) from which SPD-Smart films are made. The film makers coat a thin layer of emulsion between two sheets of plastic film, each of which has a transparent conductive coating. This emulsion is then partly solidified to form an SPD film that allows users to control the amount of light, glare and heat passing through this film. The end-product licensees then integrate this film into a variety of SPD-Smart products, or make electronic systems to control such SPD-Smart products. Some of these end-product licensees do their own lamination of the SPD light-control film to glass or plastic, and some outsource this lamination to other companies. The names of this growing list of licensees, and the year that their license agreements were entered into, are contained in the Exhibit section of this Annual Report on Form 10-K.

     Licensees of Research Frontiers who incorporate SPD technology into end-products will pay Research Frontiers a royalty of 5-15% of net sales of licensed products under license agreements currently in effect, and may also be required to pay Research Frontiers fees and minimum annual royalties. Licensees who sell components (such as SPD emulsion or film) or lamination services to other licensees of Research Frontiers do not pay a royalty on such sale or service, and Research Frontiers will collect a royalty from the licensee incorporating these components into their own SPD-Smart end-products. Research Frontiers’ license agreements typically allow the licensee to terminate the license after some period of time, and give Research Frontiers only limited rights to terminate before the license expires. The licenses granted by the Company are non-exclusive and generally last as long as Research Frontiers’ patents remain in effect. Due to their bankruptcy filings or other termination of their general business activities or for other reasons, the Company does not believe that Polaroid Corporation, Kerros Limited, ThermoView Industries, BRG Group, SPD Technologies, SPD Systems, and Film Technologies International are pursuing business activities with respect to SPD technology. Also the Company and licensee N.V. Bekaert, S.A mutually agreed to terminate their license agreement during 2008 for reasons unrelated to SPD technology. Some of the Company’s other licensees are currently inactive with respect to SPD technology, but may hereafter become active again. To date, the Company has not generated sufficient revenue from its licensees to profitably fund its operations. All of the Company’s license agreements are included as exhibits to the Company’s periodic reports filed with the United States Securities and Exchange Commission (the “SEC”).

     Although the Company believes based upon the status of current negotiations that additional license agreements with third parties will be entered into, there can be no assurance that any such additional license agreements will be consummated, or of the extent to which any current or future licensee of the Company will produce or sell commercial products using the Company’s technology or generate meaningful revenue from sales of such licensed products.

     The Company plans to continue to exploit its SPD-Smart light-control technology by entering into additional license and other agreements with end-product manufacturers such as manufacturers of flat glass, flat panel displays and automotive products, and with other interested companies who may wish to acquire rights to manufacture and sell the Company’s proprietary emulsions and films.

     The Company’s plans also call for further development of its technology and the provision of additional technological and marketing assistance to its licensees to develop commercially viable SPD-Smart products, and expand the markets for such products. The Company cannot predict when or if new license agreements will be entered into or the extent to which commercial products will result from its existing or future licensees because of general economic conditions and the risks inherent in the developmental process and because commercialization is dependent upon the efforts of its licensees as well as on the continuing research and development efforts of the Company.

Competitive Technologies

     The Company believes that its SPD light-control technology has certain performance advantages over other “smart glass” technologies which electrically vary the amount of light passing through windows and other smart products. Because the non-SPD technologies listed below do not have published consistent pricing or cost data that can be relied upon, the Company does not describe any relative cost advantages that SPD technology might have over these other technologies.

     Variable light transmission technologies can be classified into two basic types: “active” technologies that can be controlled electrically by the user either automatically or manually, and “passive” technologies that can only react to ambient environmental conditions such as changes in lighting or temperature. One type of passive variable light transmission technology is photochromic technology; such devices change their level of transparency in reaction to external ultra-violet radiation. As compared to photochromic technology, the Company’s SPD technology permits the user to adjust the amount of light passing through the viewing area of the device, rather than the viewing area of the photochromic device merely reacting to external radiation without control by the user. In addition, the reaction time necessary to change from light to dark with SPD-Smart technology can be almost instantaneous, as compared to the much slower reaction time for photochromic devices. Also, unlike SPD technology, photochromic technology does not function well at the high and low ends of the temperature range in which smart windows and other devices are normally expected to operate, nor does photochromic technology perform well in vehicles or other enclosed settings where existing glass is blocking incoming ultra-violet light which is required for photochromic devices to operate.

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

     Active, user-controllable technologies, sometimes referred to as “smart” technologies, are generally more useful than passive technologies because they allow the user to actually control the state of the window. This control is achieved with a manual adjustment, or automatically when coupled with a timer or sensing device such as a photocell, motion detector, thermostat or other intelligent building system. There are three main types of active devices which are compared below:
  Electrochromic devices (EC)

  Liquid crystal devices (LC)

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
  faster response time, especially for larger glazings which can take many minutes to switch ability to precisely “tune” intermediate light-transmission states consistent and uniform switching speed regardless of size of glazing area more reliable performance over a wider temperature range

  higher contrast ratios and the capability of achieving darker shaded states for large area product applications unpowered state is dark, maximizing solar heat gain benefits when the room, office or vehicle is not in use lower electrical current drain

  higher estimated battery life in applications where batteries are used no “iris effect” (where light transmission changes first occur at the outer edges of a window or mirror and then work their way toward the center) when changing from clear to dark and back again

  SPD technology is a film-based technology that can be applied to plastic as well as glass, and which can be applied to curved as well as flat surfaces available in single panels for retrofitting existing windows, skylights and doors
     Many companies with substantially greater resources than Research Frontiers such as 3M, Gentex Corp., Pilkington, PPG Industries, Saint-Gobain Glass and other large corporations have pursued or are pursuing projects in the electrochromic area. While some of these companies have reportedly discontinued or substantially curtailed their work on electrochromics due to technical problems and issues relating to the expense of these technologies, at least four companies (Gentex, PPG Industries, Sage Electrochromics, Soladigm) are currently working to commercialize electrochromic window products. In 2010, Saint-Gobain acquired a 50% equity stake in Sage Electrochromics and merged all of its manufacturing and R&D efforts into Sage Electrochromics.

Liquid Crystal Technology: To date, the main types of liquid crystal smart windows have been produced by Taliq Corp. (a subsidiary of Raychem Corp. which has since discontinued its liquid crystal operations and licensed its technology to others). Asahi Glass Co., Nippon Sheet Glass, Saint-Gobain Glass, Polytronix, Inc., DMDisplays, iGlass Projects Pty Limited, and 3M (which has also reportedly discontinued its liquid crystal film making operations). The first three companies listed above are also licensees of Research Frontiers Inc. for SPD-Smart technology. Liquid crystal windows only change from a cloudy, opaque milky-white to a clear state, are hazy when viewed at an angle and have no useful intermediate states. As compared to liquid crystal windows, SPD smart windows are expected to have some or all of the following advantages:
  have less haze

  provide shading without loss of view

  operate over a wider temperature range

  use less power

  have higher contrast ratios

  absorb and block more light, rather than simply scatter it permit an infinite number of intermediate states between a transparent state and a dark blue state, rather than being just two states.

  offer superior solar heat gain control
     In the flat panel display market, further development (such as the achievement of faster switching speeds sufficient for full-motion video applications) is required if the Company expects to compete against various display technologies that are currently being used commercially such as liquid crystal displays (“LCDs”) and organic light-emitting diodes (“OLEDs”). Some of the advantages that SPD displays might have include the ability to make displays without using sheet polarizers or alignment layers, and lower light loss and a corresponding reduction in backlighting requirements. Because of further development work to be done in this area, the Company cannot estimate when, or if, its licensees may begin to penetrate the flat panel display market.

     LCDs and other types of displays, liquid crystal windows, as well as electrochromic self-dimmable rear-view mirrors, are already on the market, whereas products incorporating SPD technology (as well as electrochromic windows) have only begun to appear in the marketplace. Therefore, the long-term durability and performance of SPD-Smart displays have not yet been fully ascertained. The companies manufacturing LCD and other display devices, liquid crystal windows, and electrochromic self-dimmable rear-view mirrors and windows, have substantially greater financial resources and manufacturing experience than the Company. There is no assurance that comparable systems having the same advantages of the Company’s SPD technology could not be developed by competitors at a lower cost or that other products could not be developed which would render the Company’s products difficult to market or otherwise render our products obsolete.

Research and Development

     As a result of the Company’s research and development efforts, the Company believes that its SPD technology is now, or with additional development will become, usable in a number of commercial products. Such products may include one or more of the following fields: “smart” windows, doors, skylights and partitions; variable light transmission eyewear such as sunglasses and goggles; self-dimmable automotive sunroofs, sunvisors and mirrors; and instruments and other information displays that use digits, letters, graphic images, or other symbols to supply information, including scientific instruments, aviation instruments, automobile dashboard displays and, if certain improvements can be made in various features of the Company’s SPD technology that increases switching speed to the levels needed for video applications, portable computer displays and flat panel television displays. Even though the Company’s SPD technology has much faster switching speeds than electrochomic technology, current switching speeds are not fast enough for such video applications. The Company believes that most of its research and development efforts have applicability to products that may incorporate the Company’s technology. At its current state of development, the Company’s technology has been judged sufficiently advanced by various of its licensees and their customers for them to proceed with the development, introduction and sale of SPD-Smart products. However, the Company is continuously investing in research and development because it believes that further improvements will result in accelerated and increased market penetration. The Company intends to continue its research and development efforts for the foreseeable future to improve its SPD light-control technology and thereby assist our licensees in the product development, sales and marketing of various existing and new SPD-Smart products.

     During the past few years, and during the past year in particular, the Company and/or its licensees have made significant advances relating to materials to enable (1) improved stability of SPD emulsions, (2) a wider range of light transmission, and (3) improved film adhesion and cohesion.

     The Company has devoted most of the resources it has heretofore expended to research and development activities with the goal of producing commercially viable SPD products and has developed working prototypes of SPD-Smart products for several different applications, with primary emphasis on smart windows for various industries. In addition to working with the Company’s licensees, Research Frontiers has also expanded its efforts to also work directly with some of our licensees’ major customers.

Research Frontiers’ main goals in its research and development include:
  developing wider ranges of light transmission and quicker switching speeds developing different colored particles

  reducing the voltage required to operate SPDs

  obtaining data and developing improved materials regarding environmental stability and longevity quantifying the degree of energy savings expected by users of the Company’s technology including the degree that SPD technology can control heat and its contribution to energy savings directly and through daylight harvesting strategies in sustainable building designs.

  Continually striving to improve the performance and reducing material/production costs associated with making SPD-Smart products
     Excluding non-cash expenses of approximately $170,000, $26,000, $0, associated with the grant of stock options to the Company’s technical personnel, Research Frontiers incurred approximately $1,235,000, $1,524,000, and $1,470,000, during the years ended December 31, 2010, 2009, and 2008, respectively, for research and development. Research Frontiers plans to engage in substantial continuing research and development activities to invest in future improvements in SPD light-control technology and to expand for its licensees the capabilities of SPD-Smart technology and the markets for SPD-Smart products.

Patents and Proprietary Information

     Research Frontiers continues to make substantial investments in improving SPD-Smart light-control technology and to expanding its intellectual property portfolio. The Company has 30 United States patents in force, and four United States patent applications are pending. The Company’s United States patents expire at various dates from 2012 through 2025. The Company has approximately 225 issued foreign patents and 236 foreign and international patent applications pending. The Company’s foreign patents expire at various dates from 2011 through 2026. The Company believes that its SPD light-control technology is adequately protected by its patent position and by its proprietary technological know-how. However, the validity of the Company’s patents has never been contested in any litigation. The Company also possesses know-how and relies on trade secrets and nondisclosure agreements to protect its technology. The Company generally requires any employee, consultant, or licensee having access to its confidential information to execute an agreement whereby such person agrees to keep such information confidential.

     Research Frontiers’ licensees have also directed the Company not to reveal aspects of their activities or those of their customers, which limits the Company’s ability to disclose certain information.

Rights Plan

     In February 2003, the Company’s Board of Directors adopted a Stockholders’ Rights Plan (the “Rights Plan”) and declared a dividend distribution of one right (a “Right”) for each outstanding share of Company common stock to stockholders of record at the close of business on March 3, 2003. Subject to certain exceptions listed in the Rights Plan, if a person or group has acquired beneficial ownership of, or commences a tender or exchange offer for, 15% or more of the Company’s common stock, unless redeemed by the Company’s Board of Directors, each Right entitles the holder (other than the acquiring person) to purchase from the Company $120 worth of common stock for $60. If the Company is merged into, or 50% or more of its assets or earning power is sold to, the acquiring company, the Rights will also enable the holder (other than the acquiring person) to purchase $120 worth of common stock of the acquiring company for $60. The Rights will expire at the close of business on February 18, 2013, unless the Rights Plan is extended by the Company’s Board of Directors or unless the Rights are earlier redeemed by the Company at a price of $.0001 per Right. The Rights are not exercisable during the time when they are redeemable by the Company. The above description highlights some of the features of the Company’s Rights Plan and is not a complete description of the Rights Plan. A more detailed description and copy of the Rights Plan has been filed with the SEC and is available from the Company upon request.

Available Information

     Our principal executive offices are located at 240 Crossways Park Drive, Woodbury, New York 11797, our telephone number is (516) 364-1902, and our Internet website address is www.SmartGlass.com. We make available free of charge on or through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements on Schedule 14A, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC.

ITEM 1A. RISK FACTORS

     In addition to the other information in this Annual Report on Form 10-K, you should carefully consider the following factors in evaluating us and our business. This Annual Report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties, some of which are beyond our control. Should one or more of these risks and uncertainties materialize or should underlying assumptions prove incorrect, our actual results could differ materially. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, as well as those discussed elsewhere in this Annual Report, including the documents incorporated by reference.

     There are risks associated with investing in companies such as ours who are primarily engaged in research and development. In addition to risks which could apply to any company or business, you should also consider the business we are in and the following:

Source and Need for Capital.

     As of December 31, 2010, we had approximately $7.0 million in cash and cash equivalents. As we take steps in the commercialization and marketing of our technology, or respond to potential opportunities and/or adverse events, our working capital needs may change. We anticipate that if our cash and cash equivalents are insufficient to satisfy our liquidity requirements, we will require additional funding to sustain our ongoing operations and to continue our SPD technology research and development activities.

     We have funded most of our activities through sales of our common stock to investors, and upon the exercise of options and warrants. Eventual success of the Company and generation of positive cash flow will be dependent upon the extent of commercialization of products using the Company's technology by the Company's licensees and payments of continuing royalties on account thereof. We can give no assurances that we will generate sufficient revenues in the future (through sales of our common stock, exercise of options and warrants, royalty fees, or otherwise) to satisfy our liquidity requirements or sustain future operations, or that additional funding, if required, will be available when needed or, if available, on favorable terms.

History of Operating Losses.

     We have experienced net losses from operations, and we may continue to incur net losses from operations in the future. We have incurred substantial costs and expenses in researching and developing our SPD technology. As of December 31, 2010, we had a cumulative net loss of $80,274,218 since our inception. Our net loss was $3,874,865 in 2010, $4,002,761 in 2009 and $2,594,843 in 2008 (which includes non-cash accounting charge in 2010, 2009 and 2008 of $772,604, $445,913, and $126,408, respectively, resulting from the expensing of stock options).

We have never declared a cash dividend and do not intend to declare a cash dividend in the foreseeable future.

     We have never declared or paid cash dividends on our common stock. Payment of dividends on our common stock is within the discretion of our Board of Directors and will depend upon our future earnings, capital requirements, financial condition and other relevant factors. We do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future.

We do not directly manufacture or market products using SPD technology and depend upon activities by our licensees and their customers.

     We depend upon the activities of our licensees in order to be profitable. We do not directly manufacture or market products using SPD technology. Although a variety of products have been sold by our licensees, and because it is up to our licensees to decide when and if they will introduce products using SPD technology, we cannot predict when and if our licensees will generate substantial sales of such products. Our SPD technology is currently licensed to 39 companies. Other companies are also evaluating SPD technology for use in various products. In the past, some companies have evaluated our technology without proceeding further. While we expect that our licensees would be primarily responsible for manufacturing and marketing SPD-Smart products and components, we are also engaging in market development activities to support our licensees and build the smart glass industry. We cannot control whether or not our licensees will develop SPD products. Some of our licensees appear to be more active than others, some appear to be better capitalized than others, and some licensees appear to be inactive. There is no guarantee when or if our licensees will successfully produce any commercial product using SPD technology in sufficient quantities to make the Company profitable.

SPD-Smart products have only recently been introduced.

     Products using SPD technology have only recently begun to be introduced into the marketplace. Developing products using new technologies can be risky because problems, expenses and delays frequently occur, and costs may or may not come down quickly enough for such products using new technologies to rapidly penetrate mass market applications.

SPD-Smart products face intense competition, which could affect our ability to increase our revenues.

     The market for SPD-Smart products is intensely competitive and we expect competition to increase in the future. We compete based on the functionality and the quality of our product. Many of our current and potential competitors have significantly greater financial, technical, marketing and other resources than we have. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our industry. If our competitors develop new technologies or new products, improve the functionality or quality of their current products, or reduce their prices, and if we are unable to respond to such competitive developments quickly either because our research and development efforts do not keep pace with our competitors or because of our lack of financial resources, we may be unable to compete effectively.

Declining production of automobiles, airplanes, boats and real estate could harm our business.

     Our licensees’ commercialization efforts of SPD-Smart products could be negatively impacted if the global production of automobiles, airplanes, boats and real estate construction declines significantly. If such commercialization is reduced, our revenues, results of operations and financial condition could be negatively impacted.

Single source of SPD film.

     Our end-product licensees require a source of SPD film to manufacture finished products. Currently, Hitachi Chemical is the sole source of commercial quantities of SPD-film. There are several other companies that are licensed to manufacture SPD-film, but they have not begun commercial production of this film. Our end-product licensees’ ability to sell SPD products could be negatively impacted if there was a prolonged disruption in SPD-film availability. Such a disruption could also negatively impact our revenues, results of operations and financial condition.

We are dependent on key personnel.

     Our continued success will depend, to a significant extent, on the services of our directors, executive management team, key personnel and certain key scientists. If one or more of these individuals were to leave the Company, there is no guarantee that we could replace them with qualified individuals in a timely or economically satisfactory manner or at all. The loss or unavailability of any or all of these individuals could harm our ability to execute our business plan, maintain important business relationships and complete certain product development initiatives, which would have a material adverse effect on our business, results of operations and financial conditions.

Dependence on SPD-Smart technology.

     Because SPD technology is the only technology we work with, our success depends upon the viability of SPD technology which has yet to be fully proven. We have not fully ascertained the performance and long-term reliability of our technology, and therefore there is no guarantee that our technology will successfully be incorporated into all of the products which we are targeting for use of SPD technology. We expect that different product applications for SPD technology will have different performance and reliability specifications. We expect that our licensees will primarily be responsible for reliability testing, but that we may also continue to do reliability testing so that we can more effectively focus our research and development efforts towards constantly improving the performance characteristics and reliability of products using SPD technology.

Our patents and other protective measures may not adequately protect our proprietary intellectual property, and we may be infringing on the rights of others.

     Our intellectual property, particularly our proprietary rights in our SPD technology, is critical to our success. We have received various patents, and filed other patent applications, for various applications and aspects of our SPD technology. In addition, we generally enter into confidentiality and invention agreements with our employees and consultants. Such patents and agreements and various other measures we take to protect our intellectual property from use by others may not be effective for various reasons generally applicable to patents and their granting and enforcement. In addition, the costs associated with enforcing patents, confidentiality and invention agreements or other intellectual property rights may be expensive. Our inability to protect our proprietary intellectual property rights or gain a competitive advantage from such rights could harm our ability to generate revenues and, as a result, our business and operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

     None

ITEM 2. PROPERTIES

     The Company currently occupies approximately 9,500 square feet of space at an annual rental which in 2010 was approximately $198,000 for its executive office, research facility and SPD-Smart Glass Design Center at 240 Crossways Park Drive, Woodbury, New York 11797 under a lease expiring January 31, 2014. The Company believes that its space, including its laboratory facilities, is adequate for its present needs.

ITEM 3. LEGAL PROCEEDINGS

     There are no legal proceedings pending by or against the Company required to be reported under this Item 3.

ITEM 4. REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

(1)	The Company’s common stock is traded on the NASDAQ Capital Market under the symbol “REFR”. As of March 11, 2011, there were 18,281,973 shares of common stock outstanding.

(2)	The following table sets forth the range of the high and low selling prices (as provided by the National Association of Securities Dealers) of the Company’s common stock for each quarterly period within the past two fiscal years:

Quarter Ended	Low	High
March 31, 2009	$1.91	$4.90
June 30, 2009	2.75	4.60
September 30, 2009	2.38	4.89
December 31, 2009	3.51	4.79
March 31, 2010	2.61	3.76
June 30, 2010	2.79	4.70
September 30, 2010	3.63	4.91
December 31, 2010	3.95	5.29

These quotations may reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

(b) Approximate Number of Security Holders

     As of March 11, 2011, there were approximately 424 holders of record of the Company’s common stock and the closing price of our common stock was $6.36 per share. The Company estimates that there are approximately 7,200 beneficial holders of the Company’s common stock.

(c) Dividends

     The Company has not declared or paid cash dividends on its common stock for the two most recent fiscal years and does not expect to declare or pay any cash dividends in the foreseeable future. There are no restrictions on the payment of dividends.

(d) Issuer Purchases of Equity Securities

     None.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected data regarding the Company’s operating results and financial position. The data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our audited consolidated financial statements and notes thereto, all of which are contained in this Annual Report on Form 10-K.

	Year ended December 31,
	2010	2009	2008	2007	2006
Statement of Operations Data:
Fee income	$767,522	$709,811	$1,679,919	$402,359	$162,639
Operating expenses (1)	3,253,250	3,183,492	2,959,576	5,774,027	2,383,856
Research and development (1)	1,404,654	1,549,707	1,469,760	2,529,576	1,170,503
	4,657,904	4,733,199	4,429,336	8,303,603	3,554,359
Operating loss	(3,890,382)	(4,023,388)	(2,749,417)	(7,901,244)	(3,391,720)
Net investment income	15,517	20,627	154,574	336,026	88,087
Net loss	$(3,874,865)	$(4,002,761)	$(2,594,843)	$(7,565,218)	$(3,303,633)

Basic and diluted net loss
per common share	$(.22)	$(.25)	$(.17)	$(.50)	$(.24)
Dividends per share	--	--	--	--	--

Weighted average number of
common shares outstanding	17,321,360	16,065,248	15,441,789	15,278,796	14,028,509

	As of December 31,
	2010	2009	2008	2007	2006
Balance Sheet Data:
Total current assets	$7,455,820	$4,307,485	$4,937,531	$7,469,456	$3,126,381
Total assets	7,784,691	4,473,860	5,283,880	7,659,405	3,251,637
Long-term debt, including
accrued interest	--	--	--	--	--
Total shareholders’ equity	7,472,452	4,165,337	4,872,185	7,330,808	2,992,621
____________________

(1)	Reflects non-cash charges of $602,218, $419,879, $126,408 and $2,790,656 to operating expenses, and non-cash charges of $170,386, $26,034, $0, and $1,236,199 to research and development expenses relating to the issuance of stock and stock options in 2010, 2009, 2008 and 2007, respectively which increased the Company’s net loss for 2010, 2009, 2008 and 2007 by $772,604, $445,913, $126,408 and $4,026,855, respectively. No options granted in 2006.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     Information included in this Annual Report on Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results. We generally use the words “believes,” “expects,” “intends,” “plans,” “anticipates,” “likely,” “will” and similar expressions to identify forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and factors include, but are not limited to, those factors set forth in this Annual Report on Form 10-K under “Item 1A. – Risk Factors” above. Except as required by applicable law, including the securities laws of the United States, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Annual Report on Form 10-K.

     In reviewing Management’s Discussion and Analysis of Financial Condition and Results of Operations, you should refer to our consolidated financial statements and the notes related thereto.

Critical Accounting Policies

     The following accounting policies are important to understanding our financial condition and results of operations and should be read as an integral part of the discussion and analysis of the results of our operations and financial position. For additional accounting policies, see note 2 to our consolidated financial statements, "Summary of Significant Accounting Policies.”

     The Company has entered into a number of license agreements covering potential products using the Company’s SPD technology. The Company receives fees and minimum annual royalties under certain license agreements and records fee income on a ratable basis each quarter. In instances when sales of licensed products by its licensees exceed minimum annual royalties, the Company recognizes fee income as the amounts have been earned. Certain of the fees are accrued by, or paid to, the Company in advance of the period in which they are earned resulting in deferred revenue.

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

Results of Operations

Year ended December 31, 2010 Compared to the year ended December 31, 2009

     The Company’s fee income from licensing activities for 2010 was $767,522, as compared to $709,811 for 2009. This difference in fee income was primarily due to the amount of royalties and other fee income paid by new and existing licensees. Fee income also includes earned royalties resulting from sales by certain licensees in the architectural and aircraft markets. Furthermore, the expiration of an agreement with a licensee in May 2009, regarding payments for guaranteed access to certain improvements in the Company’s technology reduced fee income by approximately $202,000. Without the expiration of this agreement, fee income for 2010 would have been higher. In addition to product sales in the architectural and aircraft markets included in fee income as described above, one licensee reported product sales in the automotive market, although the fee income generated from such sales did not exceed the minimum annual royalties recorded so no additional fee income was recorded with respect to such automotive sales.

     Certain license fees, which are paid to the Company in advance of the accounting period in which they are earned resulting in the recognition of deferred revenue for the current accounting period, will be recognized as fee income in future periods. Also, licensees may offset some or all of their royalty payments on sales of licensed products for a given period by applying these advance payments towards such earned royalty payments. Because the Company’s license agreements typically provide for the payment of royalties by a licensee on product sales within 45 days after the end of the quarter in which a sale of a licensed product occurs (with some of the Company’s more recent license agreements providing for payments on a monthly basis), and because of the time period which typically will elapse between a customer order and the sale of the licensed product and installation in a home, office building, automobile, aircraft, boat, or any other product, there could be a delay between when economic activity between a licensee and its customer occurs and when the Company is paid its royalty resulting from such activity.

     Operating expenses increased by $69,758 for 2010 to $3,253,250 from $3,183,492 for 2009. This increase was principally the result of higher payroll and stock compensation charges ($193,000), as well as higher market costs ($36,000) and patent costs ($19,000), partially offset by lower allocated insurance costs ($57,000), lower director fees ($56,000) and lower professional fees ($54,000) relating to a non-recurring project. Included in operating expenses are $603,000 and $420,000 of non cash stock option compensation charges for 2010 and 2009, respectively.

     Research and development expenditures decreased by $145,053 to $1,404,654 for 2010 from $1,549,707 for 2009. This decrease was principally the result of lower materials costs ($54,000) as well as lower allocated insurance costs ($54,000) and lower payroll expenses partially offset by increased non-cash compensation charges from the issuance of stock options, the net effect being a reduction in compensation expense of $31,000. Included in research and development expenses are $170,000 and $26,000 of non cash stock option compensation charges for 2010 and 2009, respectively.

     The Company’s net investment income for 2010 was $15,517, as compared to net investment income of $20,627 for 2009. The difference was primarily due to lower interest rates.

     As a consequence of the factors discussed above, the Company's net loss was $3,874,865 ($0.22 per common share) for 2010 as compared to $4,002,761 ($0.25 per common share) for 2009.

Year ended December 31, 2009 Compared to the Year ended December 31, 2008

     The Company’s fee income from licensing activities for 2009 was $709,811, as compared to $1,679,919 for 2008. This difference in fee income was primarily the result of the receipt, in 2008, of a one-time payment from a former licensee in full settlement of past due minimum annual royalties for several years, the expiration of an agreement with Hitachi Chemical regarding payments made by Hitachi Chemical to the Company for guaranteed access to future improvements in the Company’s technology, the timing and amount of minimum annual royalties paid, and the date of receipt of such payment on certain license agreements, by end product licensees. Certain license fees, which are paid to the Company in advance of the accounting period in which they are earned can result in the recognition of deferred revenue for the current accounting period, which will be recognized as fee income in future periods. Also, licensees may offset some or all of their royalty payments on sales of licensed products for a given period by applying these advance payments towards such earned royalty payments. Because the Company’s license agreements typically provide for the payment of royalties by a licensee on product sales within 45 days after the end of the quarter in which a sale of a licensed product occurs (with some of the Company’s more recent license agreements providing for payments on a monthly basis), and because of the time period which typically will elapse between a customer order and the sale of the licensed product and installation in a home, office building, automobile, aircraft, boat or any other product, there could be a delay between when economic activity between a licensee and its customer occurs and when the Company gets paid its royalty resulting from such activity.

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

Financial Condition, Liquidity and Capital Resources

     The Company has primarily utilized its cash and the proceeds from its investments to fund its research and development, for marketing initiatives, and for other working capital purposes. The Company’s working capital and capital requirements depend upon numerous factors, including, but not limited to, the results of research and development activities, competitive and technological developments, the timing and costs of patent filings, and the development of new licensees and changes in the Company’s relationship with existing licensees. The degree of dependence of the Company’s working capital requirements on each of the foregoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements; the addition of new licensees may provide additional working capital or working capital requirements, and changes in relationships with existing licensees would have a favorable or negative impact depending upon the nature of such changes.

     During 2010, the Company's cash and cash equivalents balance increased by $3,197,010 principally as a result of cash proceeds from the sale of common stock of $6,409,376 partially offset by cash used for operations of $3,202,053. At December 31, 2010, the Company had working capital of $7,143,581 and total shareholders’ equity of $7,472,452.

     During 2009, the Company’s cash and cash equivalents balance decreased by $1,393,022 principally as a result of cash proceeds from the sale of U.S. Treasury Securities of $2,299,496 as well as proceeds from the sale of common stock of $2,850,000 partially offset by cash used for operations of $3,732,527.

     During 2008, the Company's cash and cash equivalents balance decreased $4,892,680 principally as a result of cash used to fund operations of $2,414,276 as well as net purchases of US Treasury Securities ($6,784,496), fixed assets ($76,220) and ($112,500) invested in SPD Control Systems.

     The Company expects to use its cash to fund its research and development of SPD light valves, its expanded marketing initiatives, and for other working capital purposes. The Company’s working capital and capital requirements depend upon numerous factors, including the results of research and development activities, competitive and technological developments, the timing and cost of patent filings, the development of new licensees and changes in the Company’s relationships with its existing licensees. The degree of dependence of the Company’s working capital requirements on each of the foregoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements; the addition of new licensees may provide additional working capital or working capital requirements, and changes in relationships with existing licensees would have a favorable or negative impact depending upon the nature of such changes. Based upon existing levels of cash expenditures, existing cash reserves and budgeted revenues, the Company believes that it would not require additional funding until the first quarter of 2013. There can be no assurance that expenditures will not exceed the anticipated amounts or that additional financing, if required, will be available when needed or, if available, that its terms will be favorable or acceptable to the Company. Eventual success of the Company and generation of positive cash flow will be dependent upon the extent of commercialization of products using the Company’s technology by the Company’s licensees and payments of continuing royalties on account thereof.

Inflation

     The Company does not believe that inflation has a significant impact on its business.

Contractual Obligations

     The Company occupies premises under an operating lease agreement which expires on January 31, 2014 and requires minimum annual rent which rises over the term of the lease to approximately $176,669, plus tenant’s share of applicable taxes. These lease obligations are summarized over time as of December 31, 2010:

	Payments due by period
	<1 year	1-3 years	4-5 years	>5 years	Total
Operating lease obligations	$171,000	$381,000	$--	$--	$552,000

Off-Balance Sheet Arrangements

     We have no variable interest entities or other off-balance sheet obligation arrangements.

Related Party Transactions

     None.

Forward Looking Statements

     The information set forth in this Report and in all publicly disseminated information about the Company, including the narrative contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above, includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created by that section. Readers are cautioned not to place undue reliance on these forward-looking statements as they speak only as of the date hereof and are not guaranteed.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     At times, the Company invests available cash and cash equivalents in money market funds or in short-term U.S. treasury securities with maturities that are generally one year or less. Although the rate of interest paid on such investments in money market funds may fluctuate over time, each of the Company’s investments in U.S. treasury securities is made at a fixed interest rate over the duration of the investment. Accordingly, the Company does not believe it is materially exposed to changes in interest rates as it generally holds these treasury securities until maturity.

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

      None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

     As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company’s Chairman and its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, the Company's Chairman and its Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's periodic SEC filings. Our officers have concluded that as of December 31, 2010 our disclosure controls and procedures are designed, and are effective, to ensure that information required to be disclosed by our company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the commission’s rules and forms, and are also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. There were no changes in the Company's internal control over financial reporting during the quarterly period ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Based on our evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

     The effectiveness of our internal control over financial reporting as of December 31, 2010 has been independently audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report that is included herein.

ITEM 9B. OTHER INFORMATION

     None.

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors
Research Frontiers Incorporated
Woodbury, New York

     We have audited Research Frontiers Incorporated’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Research Frontiers Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, Research Frontiers Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Research Frontiers Incorporated as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 14, 2011 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Melville, New York
March 14, 2011

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     The Company has adopted a code of ethics applicable to its Chief Executive Officer, Chief Operating Officer, Treasurer and Chief Financial Officer, any Vice President and other employees of the Company with important roles in the financial reporting process. This Code of Ethics was adopted by the entire Board of Directors of the Company, including all of its Audit Committee members, in March 2004 in accordance with the requirements of the Sarbanes Oxley Act. The code of ethics is available on the Company’s website at www.SmartGlass.com and was also filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding any amendment to, or waiver from, a provision of this code of ethics by posting such information on the website specified above.

     The other information required by this Item 10 is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Commission on or before April 29, 2011, in connection with the Company’s Annual Meeting of Stockholders scheduled to be held on June 9, 2011.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item 11 is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Commission on or before April 29, 2011, in connection with the Company’s Annual Meeting of Stockholders scheduled to be held on June 9, 2011. Notwithstanding anything to the contrary set forth herein or in any of the Company’s past or future filings with the SEC that might incorporate by reference the Company’s definitive Proxy Statement, in whole or in part, the report of the compensation committee and the stock price performance graph contained in such definitive Proxy Statement shall not be incorporated by reference into this Annual Report on Form 10-K or in any other such filings.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information required by this Item 12 is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Commission on or before April 29, 2011, in connection with the Company’s Annual Meeting of Stockholders scheduled to be held on June 9, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

     The information required by this Item 13 is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Commission on or before April 29, 2011, in connection with the Company’s Annual Meeting of Stockholders scheduled to be held on June 9, 2011.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this Item 14 is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Commission on or before April 29, 2011, in connection with the Company’s Annual Meeting of Stockholders scheduled to be held on June 9, 2011.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) and (2) Financial Statements and Financial Statement Schedules

     The following consolidated financial statements of Research Frontiers Incorporated are filed under “Item 8. Financial Statements and Supplemental Data” of this Report.

All other schedules have been omitted because they are not applicable, or not required, or the required information is disclosed elsewhere in this Annual Report.

(a)(3)	Exhibits
3.1
Restated Certificate of Incorporation of the Company. Previously filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994, and incorporated herein by reference.

3.2	Amended and Restated Bylaws of the Company. Previously filed as Exhibit 99.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.

4.1	Form of Common Stock Certificate. Previously filed as an Exhibit to the Company’s Registration Statement on Form S-18 (Reg. No. 33-5573NY), declared effective by the Commission on July 8, 1986, and incorporated herein by reference.

4.2	Rights Agreement dated as of February 18, 2003 between Research Frontiers Incorporated and Continental Stock Transfer & Trust Company, as Rights Agent, which includes as Exhibit A thereto the Form of Rights Certificate. Previously filed as an Exhibit to the Company’s Registration Statement on Form 8-A dated February 24, 2003, and incorporated herein by reference.

10.1A*	Amended and Restated Employment Contract effective January 1, 1989 between the Company and Robert L. Saxe. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.

10.1B*	Employment Agreement effective as of January 1, 2009 between the Company and Joseph M. Harary. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated April 30, 2009 and incorporated herein by reference.

10.2*	Amended and Restated 1992 Stock Option Plan. Previously filed as Exhibit 4 to the Company’s Registration Statement on Form S-8 (Reg. No. 33-86910) filed with the Commission on November 30, 1994, and incorporated herein by reference.

10.3*	1998 Stock Option Plan, as amended. Previously filed as an Exhibit to the Company’s Definitive Proxy Statement dated April 30, 1998 filed with the Commission on April 29, 1998, 1994, and incorporated herein by reference.

10.31*	2008 Equity Incentive Plan. Previously filed as an Exhibit to the Company’s Definitive Proxy Statement dated April 30, 2008 filed with the Commission on April 29, 2008, and incorporated herein by reference.

10.4*	Form of Stock Option Agreement between the Company and recipients of stock options issued pursuant to the Company’s Stock Option Plans. Previously filed as part of Exhibits 4.1, 4.2, and 4.3 to the Company’s Registration Statement on Form S-8 (Reg. No. 33-53030) filed with the Commission on October 6, 1992, and incorporated herein by reference.

10.5	Lease Agreement dated November 7, 1986, between the Company and Industrial & Research Associates Co. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1986 and incorporated herein by reference.

10.5.1	First Amendment to Lease dated November 26, 1991 between the Company and Industrial and Research Associates Co. Previously filed as an Exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 33-43768) declared effective by the Commission on December 17, 1991, and incorporated herein by reference.

10.5.2	Second Amendment to Lease dated March 11, 1994 between the Company and Industrial and Research Associates Co. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.

10.5.3	Third Amendment to Lease dated July 14, 1998 between the Company and Industrial and Research Associates Co. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference.

10.5.4	Fourth Amendment to Lease dated January 13, 2004 between the Company and Industrial and Research Associates Co. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference.

10.6	License Agreement effective as of August 2, 1995 between the Company and General Electric Company. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated August 2, 1995 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.7	License Agreement effective as of April 29, 1996 between the Company and Glaverbel, S.A. Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.8	License Agreement effective as of January 18, 1997 between the Company and Material Sciences Corporation. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated March 3, 1997 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.9	License Agreement effective as of March 31, 1997 between the Company and Hankuk Glass Industries, Inc. Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.10	License Agreement effective as of August 8, 1997 between the Company and Orcolite, a Unit of Monsanto Company. Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.11	License Agreement effective as of June 25, 1999 between the Company and Dainippon Ink and Chemicals, Incorporated. Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.12	License Agreement effective as of August 9, 1999 between the Company and Hitachi Chemical Co., Ltd. Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.13	License Agreement effective as of December 3, 1999 between the Company and Global Mirror GmbH & Co. KG. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.14	License Agreement effective as of December 13, 1999 between the Company and Global Mirror GmbH & Co. KG. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.15	License Agreement effective as of March 21, 2000 between the Company and ThermoView Industries, Inc. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.16	License Agreement effective as of May 23, 2000 between the Company and Polaroid Corporation. Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.17	License Agreement effective as of February 16, 2001 between the Company and AP Technoglass Co. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.18	License Agreement effective as of March 21, 2001 between the Company and InspecTech Aero Service, Inc. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.19	License Agreement effective as of March 28, 2001 between the Company and Film Technologies International, Inc. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.20	License Agreement effective as of November 29, 2001 between the Company and Avery Dennison Corporation. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.21	License Agreement effective as of February 4, 2002 between the Company and BOS GmbH & Co. KG. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.22	License Agreement effective as of March 11, 2002 between the Company and Isoclima S.p.A. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.23	License Agreement effective as of July 2, 2002 between the Company and Isoclima S. p.A. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.24	License Agreement effective as of August 19, 2002 between the Company and Razor’s Edge Technologies, Inc. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.25	License Agreement effective as of October 7, 2002 between the Company and American Glass Products (Glass Technology Investment Ltd.). Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.26	License Agreement effective as of October 7, 2002 between the Company and SPD Systems, Inc. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.27	License Agreement effective as of October 24, 2002 between the Company and Cricursa Cristales Curvados S.A. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.28	License Agreement effective as of December 9, 2002 between the Company and BRG Group, Ltd. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.29	License Agreement effective as of December 13, 2002 between the Company and Laminated Technologies Inc. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.30	License Agreement effective as of April 17, 2003 between the Company and Custom Glass Corporation. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.31	License Agreement effective as of May 2, 2003 between the Company and Air Products and Chemicals, Inc. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.32	License Agreement effective as of May 30, 2003 between the Company and Kerros Limited. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.33	License Agreement effective as of June 6, 2003 between the Company and Traco, Inc. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.34	License Agreement effective as of June 16, 2003 between the Company and Saint- Gobain Glass France S.A. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.35	License Agreement effective as of August 1, 2003 between the Company and Vision (Environmental Innovation) Limited. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.36	License Agreement effective as of November 13, 2003 between the Company and Innovative Glass Corporation. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.37	License Agreement effective as of December 11, 2003 between the Company and Leminur Limited. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.38	License Agreement effective as of March 25, 2004 between the Company and Pilkington plc. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.39	License Agreement effective as of April 5, 2004 between the Company and SmartGlass Ireland Ltd. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.40	License Agreement effective as of April 8, 2004 between the Company and Prelco Inc. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.41	License Agreement effective as of April 13, 2004 between the Company and E. I. Dupont De Nemours and Company. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.42	License Agreement effective as of September 3, 2004 between the Company and Nippon Sheet Glass Co., Ltd. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.43	License Agreement effective as of October 25, 2005 between the Company and SPD Control Systems Corporation. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated October 31, 2005 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.44	License Agreement effective as of March 30, 2006 between the Company and Dainippon Ink and Chemicals. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated April 4, 2006 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.45	License Agreement effective as of May 11, 2006 between the Company and Asahi Glass Company. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated May 15, 2006 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.46	License Agreement effective as of May 19, 2007 between the Company and SmartGlass International Ltd. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated March 19, 2007 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.47	License Agreement effective as of October 16, 2007 between Research Frontiers Incorporated and Glass Wholesalers, Ltd. d/b/a Craftsman Fabricated Glass, Ltd. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated October 18, 2007, and incorporated herein by reference.

10.48	License Agreement effective as of December 14, 2007 between Research Frontiers Incorporated and AGC Flat Glass Europe SA. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated December 17, 2007 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.49	License Agreement effective as of February 21, 2008 between Research Frontiers Incorporated and GKN Aerospace Transparency Systems Inc. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated March 5, 2008 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.50	License Agreement effective as of September 29, 2008 between Research Frontiers Incorporated and PPG Industries, Inc. (now known as Pittsburgh Glass Works, LLC). Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated October 6, 2008 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.51	License Agreement effective as of September 10, 2009 between Research Frontiers Incorporated and Pilkington Group Ltd. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated September 15, 2009 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.52	License Agreement effective as of January 25, 2010 between Research Frontiers Incorporated and Vision Systems. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated January 25, 2010 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.53	License Agreement effective as of February 8, 2010 between Research Frontiers Incorporated and ID Research Pty Ltd. (iGlass). Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated February 16, 2010 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.54	License Agreement effective as of December 13, 2010 between Research Frontiers Incorporated and Diamond Sea-Glaze Manufacturing Ltd. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated December 14, 2010 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.55	License Agreement effective as of December 22, 2010 between Daimler AG, Research Frontiers Incorporated and SPD Control Systems Corp. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated February 9, 2011 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

14	Code of Ethics of Research Frontiers Incorporated. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and incorporated herein by reference.

21	Subsidiaries of the Registrant - SPD Enterprises, Inc.

23	Consent of BDO USA, LLP - Filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Joseph M. Harary - Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Seth L. Van Voorhees - Filed herewith.

32.1	Section 1350 Certification of Joseph M. Harary - Filed herewith.

32.2	Section 1350 Certification of Seth L. Van Voorhees - Filed herewith.
____________________

*	Executive Compensation Plan or Arrangement.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESEARCH FRONTIERS INCORPORATED
(Registrant)

/s/ Joseph M. Harary
Joseph M. Harary, President and CEO
(Principal Executive Officer)

/s/ Seth L. Van Voorhees
Seth L. Van Voorhees, Vice President, CFO and Treasurer
(Principal Financial and Accounting Officer)

Dated: March 11, 2011

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Position	Date
/s/ John H. Derby	Director	March 11, 2011
John H. Derby

/s/ Gregory G. Grimes	Director	March 11, 2011
Gregory G. Grimes

/s/ M. Philip Guthrie	Director	March 11, 2011
M. Philip Guthrie

/s/ Joseph M. Harary	Director, President, CEO	March 11, 2011
Joseph M. Harary

/s/ Seth L. Van Voorhees	Vice President, CFO, Treasurer	March 11, 2011
Seth L. Van Voorhees

/s/ Richard Hermon-Taylor	Director	March 11, 2011
Richard Hermon-Taylor

/s/ Victor F. Keen	Director	March 11, 2011
Victor F. Keen

/s/ Robert L. Saxe	Director, Chairman	March 11, 2011
Robert L. Saxe

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors
Research Frontiers Incorporated
Woodbury, New York

We have audited the accompanying consolidated balance sheets of Research Frontiers Incorporated as of December 31, 2010 and 2009 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we have also audited the schedule as listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Research Frontiers Incorporated at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Research Frontiers Incorporated’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2011 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Melville, New York
March 14, 2011

RESEARCH FRONTIERS INCORPORATED
Consolidated Balance Sheets
December 31, 2010 and 2009

Assets	2010	2009
Current assets:
Cash and cash equivalents	$6,957,544	$3,760,534
Investments (US Treasury Securities)	--	--
Royalty receivables, net of reserves of $162,723 in 2010
and $186,568 in 2009	380,177	226,491
Prepaid expenses and other current assets	118,099	170,460
Note receivable, SPD Control Systems	--	150,000
Total current assets	7,455,820	4,307,485

Fixed assets, net	109,768	143,770
Note receivable, SPD Control Systems	150,000	---
Deposits and other assets	69,103	22,605

Total assets	$7,784,691	$4,473,860

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$51,938	$52,388
Accrued expenses and other	235,301	231,135
Deferred revenue	25,000	25,000
Total current liabilities	312,239	308,523

Commitments (note 9)

Shareholders’ equity:
Common stock, par value $0.0001 per share; authorized 100,000,000 shares,
issued and outstanding 18,281,973 and 16,522,727 shares for 2010 and 2009	1,828	1,652
Additional paid-in capital	87,744,842	80,563,038
Accumulated deficit	(80,274,218)	(76,399,353)

Total shareholders’ equity	7,472,452	4,165,337

Total liabilities and shareholders’ equity	$7,784,691	$4,473,860

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED
Consolidated Statements of Operations
Years ended December 31, 2010, 2009 and 2008

	2010	2009	2008
Fee income	$767,522	$709,811	$1,679,919

Operating expenses	3,253,250	3,183,492	2,959,576
Research and development	1,404,654	1,549,707	1,469,760
	4,657,904	4,733,199	4,429,336

Operating loss	(3,890,382)	(4,023,388)	(2,749,417)

Net investment income	15,517	20,627	154,574

Net loss	$(3,874,865)	$(4,002,761)	$(2,594,843)

Basic and diluted net loss
per common share	$(0.22)	$(0.25)	$(0.17)

Weighted average number of
common shares outstanding	17,321,360	16,065,248	15,441,789

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED
Consolidated Statements of Shareholders’ Equity
Years ended December 31, 2010, 2009 and 2008

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balance, December 31, 2007	15,440,434	$1,544	$77,131,013	$(69,801,749)	$7,330,808
Issuance of common stock	2,400	--	17,175	--	17,175
Issuance of options
for services performed	--	--	126,408	--	126,408
Class B Warrant exercise fee			(7,363)	--	(7,363)
Net loss	--	--	--	(2,594,843)	(2,594,843)
Balance, December 31, 2008	15,442,834	1,544	77,267,233	(72,396,592)	4,872,185
Issuance of common stock	780,831	78	2,849,922	--	2,850,000
Issuance of stock for
services performed	299,950	30	445,883	--	445,913
Unvested restricted stock
terminated employee	(888)	--	--	--	--
Net loss	--	--	--	(4,002,761)	(4,002,761)
Balance, December 31, 2009	16,522,727	1,652	80,563,038	(76,399,353)	4,165,337
Issuances of common stock	1,718,746	172	6,409,204	--	6,409,376
Issuance of stock for
services performed	40,500	4	772,600	--	772,604
Net loss	--	--	--	(3,874,865)	(3,874,865)
Balance, December 31, 2010	18,281,973	$1,828	$87,744,842	$(80,274,218)	$7,472,452

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED
Consolidated Statements of Cash Flows
Years ended December 31, 2010, 2009 and 2008

	2010	2009	2008
Cash flows from operating activities:
Net loss	$(3,874,865)	$(4,002,761)	$(2,594,843)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	44,315	40,077	43,739
Stock based compensation	772,604	445,913	126,408
(Recovery of) provision for
uncollectible royalty receivables	(23,845)	(17,106)	40,000
Change in assets and liabilities:
Royalty receivables	(129,841)	(80,598)	(67,759)
Prepaid expenses and other current assets	20,861	(28,724)	(33,500)
Accounts payable and accrued expenses	3,716	(128,172)	83,098
Deferred revenue	--	25,000	--
Deposits and other assets	(14,998)	13,844	(11,419)
Net cash used in operating activities	(3,202,053)	(3,732,527)	(2,414,276)

Cash flows from investing activities:
Purchases of fixed assets	(10,313)	(23,947)	(76,220)
Note receivable from SPD Control Systems	--	--	(112,500)
Purchase of investments (US Treasury Securities)	--	--	(6,784,496)
Proceeds from investments (US Treasury Securities)	--	2,299,496	4,485,000
Net cash (used in) provided by investing activities	(10,313)	2,275,549	(2,488,216)

Cash flows from financing activities:
Net proceeds from issuances of common stock
and exercise of options and warrants	6,409,376	2,850,000	9,812

Net cash provided by financing activities	6,409,376	2,850,000	9,812

Net increase (decrease) in cash and cash equivalents	3,197,010	1,393,022	(4,892,680)

Cash and cash equivalents at beginning of year	3,760,534	2,367,512	7,260,192
Cash and cash equivalents at end of year	$6,957,544	$3,760,534	$2,367,512

Non Cash Financing and Investing Activities
Issuance of Stock for Services Performed:	$772,604	$445,913	$126,408

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

(1) Business

     Research Frontiers Incorporated (“Research Frontiers” or the “Company”) operates in a single business segment which is engaged in the development and marketing of technology and devices to control the flow of light. Such devices, often referred to as "light valves" or suspended particle devices (SPDs), use colloidal particles that are either incorporated within a liquid suspension or a film, which is usually enclosed between two sheets of glass or plastic having transparent, electrically conductive coatings on the facing surfaces thereof. At least one of the two sheets is transparent. SPD technology, made possible by a flexible light-control film invented by Research Frontiers, allows the user to instantly and precisely control the shading of glass/plastic manually or automatically. SPD technology has numerous product applications, including: SPD-Smart™ windows, sunshades, skylights and interior partitions for homes and buildings; automotive windows, sunroofs, sun-visors, sunshades, rear-view mirrors, instrument panels and navigation systems; aircraft windows; eyewear products; and flat panel displays for electronic products. SPD-Smart light control film is now being developed for, or used in, architectural, automotive, marine, aerospace and appliance applications.

     The Company has historically utilized its cash and the proceeds from its investments to fund its research and development of SPD light valves, for marketing initiatives, and for other working capital purposes. The Company’s working capital and capital requirements depend upon numerous factors, including the results of research and development activities, competitive and technological developments, the timing and cost of patent filings, and the development of new licensees and changes in the Company’s relationships with its existing licensees. The degree of dependence of the Company’s working capital requirements on each of the foregoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements; the addition of new licensees may provide additional working capital or working capital requirements, and changes in relationships with existing licensees would have a favorable or negative impact depending upon the nature of such changes. There can be no assurance that expenditures will not exceed the anticipated amounts or that additional financing, if required, will be available when needed or, if available, that its terms will be favorable or acceptable to the Company. Eventual success of the Company and generation of positive cash flow will be dependent upon the commercialization of products using the Company’s technology by the Company’s licensees and payments of continuing royalties on account thereof. To date, the Company has not generated sufficient revenue from its licensees to fund its operations.

(2) Summary of Significant Accounting Policies

     (a) Cash and Cash Equivalents

     The Company considers securities purchased with original maturities of three months or less to be cash equivalents. Cash equivalents consist of short-term investments in money market accounts at December 31, 2010 and 2009.

     Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. All of our non-interest bearing cash balances were fully insured at December 31, 2010 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible non-interest bearing accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits. Interest-bearing amounts on deposit in excess of federally insured limits at December 31, 2010 approximated $2 million.

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

     (c) Royalties Receivable

     Royalties receivable are recorded at the amounts specified within the license agreements when the collectability of the receivable is reasonably assured. The receivables do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing royalties receivable. The Company determines the allowance based on historical write off experience. The Company reviews its allowance for doubtful accounts periodically. Past due accounts are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

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

     Fee income represents amounts earned by the Company under various license and other agreements (note 8) relating to technology developed by the Company. During 2010 five licensees accounted for 13%, 11%, 10%, 10% and 10%, respectively of fee income recognized for the year. During 2009, three licensees accounted for 29%, 21% and 18%, respectively of fee income recognized during the year. During 2008, one licensee accounted for 60% (based upon a one-time payment), and another licensee accounted for 29% of fee income recognized during the year.

     (f) Basic and Diluted Loss Per Common Share

     Basic earnings (loss) per share excludes any dilution. It is based upon the weighted average number of common shares outstanding during the period. Dilutive earnings (loss) per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company’s dilutive earnings (loss) per share equals basic earnings (loss) per share for each of the years in the three-year period ended December 31, 2010 because all common stock equivalents (i.e., options and warrants) were antidilutive in those periods. The number of options and warrants that were not included because their effect is antidilutive was 2,443,108, 2,511,341, and 2,627,480 for 2010, 2009, and 2008, respectively.

     (g) Research and Development Costs

     Research and development costs are charged to expense as incurred.

     (h) Patent Costs

     The Company expenses costs relating to the development or acquisition of patents due to the uncertainty of the recoverability of these items.

     (i) Use of Estimates

     The preparation of the Company’s consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during this period. Actual results could differ from those estimates.

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

     In accordance with ASC Topic 740 (FIN 48), we recognize tax benefits only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in tax returns that do not meet these recognition and measurement standards. We classify accrued interest and penalties related to any unrecognized tax benefits in our income tax provision. At December 31, 2010 and 2009, we do not have accrued interest and penalties related to any unrecognized tax benefits. We do not believe we have any uncertain tax positions as of December 31, 2010 and 2009.

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

     The Company believes that the carrying amounts of the note receivable classified as a long-term asset approximates its fair value.

     (l) Equity-Based Compensation

     We recognize all stock-based compensation as an expense in the financial statements and such costs are measured at the fair value of the award at the date of grant. In addition to reflecting compensation expense for new share-based payment awards, expense is also recognized to reflect the remaining vesting period of awards that had been granted in prior periods. During 2010, the Company granted 175,500 fully vested options to employees and 500 fully vested options to a consultant. No new options were granted during 2009 or 2008. These grants resulted in an aggregate non cash compensation charge of $406,560, $63,206, and $126,408 during 2010, 2009 and 2008, respectively. Tax benefits related to stock option exercises are reflected as financing cash inflows instead of operating cash inflows.

     The exercise price for stock options granted are generally set at the average for the high and low trading prices of the Company’s common stock on the trading date immediately prior to the date of grant, and the related number of shares granted are fixed at the date of grant.

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

     During 2010, the Company granted a total of 40,500 shares of restricted common stock to three directors. The market price of each share on the date of grant was $3.69. These shares were fully vested on the date of grant. During 2009, the Company granted 100,000, 199,700 and 250 shares of restricted common stock to its directors, employees and a consultant, respectively. All of the shares granted to the directors and the consultant, as well as 1,200 shares granted to employees vested immediately upon grant. The remaining 198,500 shares vest ratably over the 36 months subsequent to the grant date. In connection with a termination of employment, 888 shares of this grant were cancelled in 2009. The market value per share on the date of grant was $2.14. In connection with these grants, the Company charged $290,328 and $358,224 to operations during 2010 and 2009, respectively.

     The Company also granted 175,000 and 9,000 warrants to consultants during 2009. These warrants vest ratably over 59 and 24 months, respectively. The warrants are valued at fair value at the time that the related services are provided using the Black-Scholes method and marked to market quarterly using the Black-Scholes method. The Company charged $75,716 and $24,483 to operations for 2010 and 2009, respectively in connection with these warrants.

     (m) Impairment of Long-Lived Assets

     The Company reviews long-lived assets to determine whether an event or change in circumstances indicates the carrying value of the asset may not be recoverable. The Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets and any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flows analysis at the lowest level for which identifiable cash flows exist. If impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the fair value of the asset. Fair value is the amount at which the asset could be bought or sold in a current transaction between a willing buyer and seller other than in a forced or liquidation sale and can be measured as the asset's quoted market price in an active market or, where an active market for the asset does not exist, the Company’s best estimate of fair value based on discounted cash flow analysis. Assets to be disposed of by sale are measured at the lower of carrying amount or fair value less estimated costs to sell.

     (n) Recent Accounting Pronouncements

New Accounting Standards

     During February 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-09, “Subsequent Events (Topic 855)”. The amended guidance in ASU 2010-09 states that an entity that is an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued, but is not required to disclose the date through which subsequent events have been evaluated. The adoption of the provisions of this amendment did not have a material impact on our consolidated financial statements.

     In January 2010, the FASB issued ASU No. 2010-06, "Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements." ASU 2010-06 requires new disclosures regarding transfers in and out of the Level 1 and 2 and activity within Level 3 fair value measurements and clarifies existing disclosures of inputs and valuation techniques for Level 2 and 3 fair value measurements. ASU 2010-06 also includes conforming amendments to employers' disclosures about postretirement benefit plan assets. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure of activity within Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those years.

     (o) Fair Value Measurements

     Accounting Standards Codification (“ASC”) Topic 820 “Fair Value Measurements and Disclosures” (“ASC Topic 820”) establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. ASC Topic 820 applies under other previously issued accounting pronouncements that require or permit fair value measurements but does not require any new fair value measurements.

     ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).

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

     Financial assets accounted for at fair value on a recurring basis at December 31, 2010 and 2009, include cash equivalents of approximately $7.0 million and $3.8 million, respectively. These assets are carried at fair value based on quoted market prices for identical securities (Level 1 inputs).

(3) Note Receivable from SPD Control Systems

     On May 9, 2007, the Company began participating in the funding of the ongoing development of automotive controllers by SPD Control Systems Corp., a licensee of the Company (“SPD Control Systems”). This development work is to produce the electronic controllers to operate SPD-Smart automotive windows and glass roof systems for one or more of the top five automotive makers in the world. The Company’s funding of this project is reflected in the form of a senior secured convertible promissory note (the “Note”) of SPD Control Systems held by Research Frontiers’ wholly-owned subsidiary, SPD Enterprises Inc. (“SPD Enterprises”). The Note bears interest at 10% per annum, is secured by all of the assets (including intellectual property) of SPD Control Systems, and is convertible at the option of SPD Enterprises into common stock of SPD Control Systems at an initial conversion price of $0.50 per share. This conversion price is adjustable downward to result in the issuance of SPD Enterprises of additional shares of SPD Control Systems common stock under certain conditions. The Note provides for funding of up to $150,000 by SPD Enterprises based upon the achievement of certain development milestones by SPD Control Systems. As of December 31, 2010 and 2009, the principal amount outstanding under this Note was $150,000. Interest receivable under this Note was $46,498 and $31,500 at December 31, 2010 and 2009 and is included with other assets (2010) and other current assets (2009) in the accompanying balance sheet. As part of a broader agreement between SPD Control Systems and the Company, effective May 9, 2010, the maturity date of this Note was extended to May 9, 2012 and the applicable conversion price for the Note was specified as $0.25 per share of SPD Control Systems stock through May 9, 2012 and $0.10 per share thereafter.

(4) Fixed Assets

     Fixed assets and their estimated useful lives, are as follows:

	2010	2009	Estimated useful life
Equipment and furniture	$1,279,459	$1,271,398	5 years
Leasehold improvements	435,534	433,282	Life of lease or estimated life of asset if shorter
	1,714,993	1,704,680
Less accumulated depreciation
and amortization	1,605,225	1,560,910
	$109,768	$143,770

(5) Accrued Expenses and Other

     Accrued expenses consist of the following at December 31, 2010 and 2009:

	2010	2009
Payroll, bonuses and related benefits	$134,941	$150,882
Professional services	43,685	51,383
Deferred rent	24,945	28,509
Marketing consultants	23,017	--
Other	8,713	361
	$235,301	$231,135

(6) Income Taxes

     There was no income tax expense in 2010, 2009 and 2008 due to losses incurred by the Company.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2010 and 2009 are presented below.

	2010	2009
Deferred tax assets:
Depreciation	$86,000	$84,000
Capital loss carryforward	312,000	312,000
Allowance for bad debts	65,000	75,000
Net operating loss carryforwards	21,817,000	21,518,000
Stock option expense	1,051,000	1,449,000
Research and other credits	998,000	969,000
Other temporary differences	15,000	15,000
Total gross deferred tax assets	24,344,000	24,422,000
Less valuation allowance	24,344,000	24,422,000
	$--	$--

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

     At December 31, 2010, the Company had a net operating loss carryforward for federal income tax purposes of $55,000,000, varying amounts of which will expire in each year from 2011 through 2030. Research and other credit carryforwards of $998,000 are available to the Company to reduce income taxes payable in future years principally through 2029. Net operating loss carryforwards of $2,600,000 and research and other credit carryforwards of $37,000 are scheduled to expire during fiscal 2011, if not utilized.

(7) Shareholders’ Equity

     (a) Common Stock

     During 2008, the Company received $17,175 in proceeds from the exercise of options. In addition, during 2008, the Company paid $7,363 of fees in connection with the exercise of Class B Warrants in 2007.

     On August 3, 2009, the Company announced that a group of accredited investors invested $2.85 million in the Company. The investors received 780,831 shares of Research Frontiers common stock at a price of $3.65 per share which was the closing market price of Research Frontiers stock on July 28, 2009, the day the transaction was priced. In addition, the investors in this stock offering received 156,161 five-year warrants to purchase Research Frontiers common stock at a price of $6.00 per share. These securities were sold pursuant to Research Frontiers’ effective shelf-registration statement filed with the SEC.

     During 2010 the Company sold, pursuant to the Company’s effective registration statement filed with the SEC, equity in the Company as follows:

Date	Shares issued	Warrants issued	Unit price	Proceeds
March 3, 2010	588,602	117,719	$2.75	$1,618,653
September 17, 2010	641,026	128,205	$3.90	$2,490,723	*
September 27, 2010	194,118	38,824	$4.25	$825,000
December 1, 2010	295,000	59,000	$5.00	$1,475,000
Total	1,718,746	343,748		$6,409,376
____________________

*	Net of fees of $9,277

     Warrants issued are five year warrants at an exercise price of $5 per share for the March 3, 2010 offering, $6.25 per share for the September offerings and $6.75 for the December offering.

     (b) Options and Warrants

     (i) Options

     In 1992, the shareholders approved a stock option plan (1992 Stock Option Plan) which provides for the granting of both incentive stock options at the fair market value at the date of grant and nonqualified stock options at or below the fair market value at the date of grant to employees or non-employees who, in the determination of the Board of Directors, have made or may make significant contributions to the Company in the future. The Company initially reserved 468,750 shares of its common stock for issuance under this plan. In 1994 and 1996, the Company’s shareholders approved an additional 300,000 shares and 450,000 shares, respectively, for issuance under this plan. As of December 31, 2001, no options were available for issuance under this Plan and this Plan expired during 2002.

     In 1998, the shareholders approved a stock option plan (1998 Stock Option Plan) which provides for the granting of both incentive stock options at the fair market value at the date of grant and nonqualified stock options at or below the fair market value at the date of grant to employees or non-employees who, in the determination of the Board of Directors, have made or may make significant contributions to the Company in the future. The Company may also award stock appreciation rights or restricted stock under this plan. The Company initially reserved 540,000 shares of its common stock for issuance under this plan. In 1999, the Company’s shareholders approved an additional 545,000 shares for issuance under this Plan, and in each of 2000 and 2002, the Company’s shareholders approved an additional 600,000 shares for issuance under this Plan. No options are available for issuance under this Plan as this Plan expired in December 2007.

     In 2008, the shareholders approved the Company’s 2008 Equity Incentive Plan which provides for the granting of both incentive stock options at the fair market value at the date of grant and nonqualified stock options at the fair market value at the date of grant to employees or non-employees who, in the determination of the Board of Directors, have made or may make significant contributions to the Company in the future. The Company may also award stock appreciation rights, restricted stock, or restricted stock units under this plan. The Company initially reserved 750,000 shares of its common stock for issuance under this plan, and 234,438 options and other awards were available for issuance under this plan as of December 31, 2010.

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

     The Company recorded total non-cash share-based compensation expense of $772,604, $445,913, and $126,408 for the years ended December 31, 2010, 2009 and 2008, respectively. The Company granted no options during 2009 or 2008. The Company granted 176,000 fully vested options during 2010. The Company valued these grants using the Black-Scholes option pricing model with the following assumptions:

Fair value on grant date	$2.31
Expected dividend yield	--
Expected volatility	76%
Risk free interest rate	2.57%
Expected term of the option	5 years

Activity in stock options is summarized below:

			Weighted
			Average
	Number	Weighted	Remaining
	Of Shares	Average	Contractual	Aggregate
	Subject	Exercise	Term	Intrinsic
	to Option	Price	(Years)	Value
Balance at December 31, 2007	2,772,380	$12.28
Granted	--	$--
Cancelled	(310,000)	$7.27
Exercised	(2,400)	$7.16
Balance at December 31, 2008	2,459,980	$12.92
Granted	--	$--
Cancelled	(448,800)	$8.87
Exercised	--	$--
Balance at December 31, 2009	2,011,180	$13.82	3.9	$--
Granted	176,000	$3.69
Cancelled	(452,981)	$18.90
Exercised	--	$--
Balance at December 31, 2010	1,734,199	$11.64	4.3	$281,600

All options are exercisable at December 31, 2010.

     During 2007 the Company issued options to consultants to purchase 31,500 shares of common stock at a weighted average exercise price of $14.79 per share. The Company recorded $63,206 and $126,408 (included with expense of options granted to employees and directors) of non-cash expense in connection with the issuance of these options during 2009 and 2008, respectively.

     (ii) Warrants

     Activity in warrants is summarized below, including the effect of the warrants discussed in note 7(c)):

	Number of Shares	Weighted Average
	Underlying Warrants Granted	Exercise Price
Balance at December 31, 2007	220,250	$7.50-9.00
Exercised	--	--
Terminated	(52,750)	$8.25
Issued	--	--
Balance at December 31, 2008	167,500	$7.50-9.00
Exercised	--	--
Terminated	(7,500)	8.98
Issued	340,161	6.00
Balance at December 31, 2009	500,161	$6.00-9.00
Exercised	--	$--
Terminated	(135,000)	7.50
Issued	343,748	5.91
Balance at December 31, 2010	708,909	$5.00-9.00

Warrants generally expire from five to ten years from the date of issuance. At December 31, 2010, the number of warrants exercisable was 577, 576 at a weighted average exercise price of $6.07 per share. The Company also granted 175,000 and 9,000 warrants to consultants during 2009. These warrants vest ratably over 59 and 24 months, respectively. The warrants are valued at fair value at the time that the related services are provided using the Black-Scholes method and marked to market quarterly using the Black Scholes method.

     (c) Restricted Stock Grant

     During 2010, the Company granted a total of 40,500 shares of restricted common stock to three directors. The market price of each share on the date of grant was $3.69. These shares were fully vested on the date of grant. During 2009, the Company granted 100,000, 199,700 and 250 shares of restricted common stock to its directors, employees and a consultant, respectively. All of the shares granted to the directors and the consultant, as well as 1,200 shares granted to employees vested immediately upon grant. The remaining 198,500 shares vest ratably over the 36 months subsequent to the grant date. In connection with a termination of employment, 888 shares of this were cancelled in 2009. The market value per share on the date of grant was $2.14. In connection with these grants, the Company charged $140,883 and $358,224 to operations during 2010 and 2009. The remaining stock-based compensation expense for restricted stock awards is approximately $140,883 at December 31, 2010, and the related period over which it is expected that such costs will be recognized is approximately two years.

(8) License and Other Agreements

     The Company has entered into a number of license agreements covering various products using the Company’s SPD technology. Licensees of Research Frontiers who incorporate SPD technology into end products pay Research Frontiers an earned royalty of 5-15% of net sales of licensed products under license agreements currently in effect, and may also be required to pay Research Frontiers fees and minimum annual royalties. To the extent that products have been sold resulting in earned royalties under these license agreements in excess of these minimum advance royalty payments, the Company has recorded additional royalty income. Licensees who sell products or components to other licensees of Research Frontiers do not pay a royalty on such sale and Research Frontiers will collect such royalty from the licensee incorporating such products or components into their own end-products. Research Frontiers’ license agreements typically allow the licensee to terminate the license after some period of time, and give Research Frontiers only limited rights to terminate before the license expires. Most licenses are non-exclusive and generally last as long as our patents remain in effect. To date, revenues from license agreements have not been sufficient to fund the Company’s costs of operation.

(9) Commitments

     The Company has an employment agreement with one of its officers which provides for an annual base salary of $425,000 and with another officer which provides for an annual base salary of $300,000, both for calendar year 2011.

     The Company has a defined contribution profit sharing (401K) plan covering employees who have completed one year of service. Contributions are made at the discretion of the Company. The Company did not make any contributions to this plan for 2010, 2009 or 2008.

     The Company occupies premises under an operating lease agreement which expires on January 31, 2014. At December 31, 2010, the approximate minimum annual future rental commitments under this lease for the next five years are as follows:

2011:	$171,000
2012:	$173,000
2013:	$192,000
2014:	$16,000
2015:	$--

     Rent expense, including other occupancy related expenses, amounted to approximately $198,000, $197,000, and $191,000 for 2010, 2009, and 2008, respectively.

(10) Rights Plan

     In February 2003, the Company’s Board of Directors adopted a Stockholders’ Rights Plan (the “Rights Plan”) and declared a dividend distribution of one right (a “Right”) for each outstanding share of Company common stock to stockholders of record at the close of business on March 3, 2003. Subject to certain exceptions listed in the Rights Plan, if a person or group has acquired beneficial ownership of, or commences a tender or exchange offer for, 15% or more of the Company’s common stock, unless redeemed by the Company’s Board of Directors, each Right entitles the holder (other than the acquiring person) to purchase from the Company $120 worth of common stock for $60. If the Company is merged into, or 50% or more of its assets or earning power is sold to, the acquiring company, the Rights will also enable the holder (other than the acquiring person) to purchase $120 worth of common stock of the acquiring company for $60. The Rights will expire at the close of business on February 18, 2013, unless the Rights Plan is extended by the Company’s Board of Directors or unless the Rights are earlier redeemed by the Company at a price of $.0001 per Right. The Rights are not exercisable during the time when they are redeemable by the Company.

(11) Selected Quarterly Financial Data (Unaudited)

	Quarter
2010	First	Second	Third	Fourth
Fee income	$127,011	$161,229	$137,702	$341,580
Operating loss (2)	(1,669,488)	(727,416)	(753,336)	(742,142)
Net loss (2)	(1,665,769)	(723,650)	(749,391)	(736,055)
Basic and diluted net loss
per common share (1)	(.10)	(.04)	(.04)	(.04)

2009	First	Second	Third	Fourth
Fee income	$186,632	$141,852	$133,086	$248,241
Operating loss (2)	(1,596,042)	(836,273)	(844,163)	(746,910)
Net loss (2)	(1,590,550)	(831,659)	(840,053)	(740,499)
Basic and diluted net income (loss)
per common share (1)	(.10)	(.05)	(.05)	(.04)
____________________

(1)
Since per share information is computed independently for each quarter and the full year, based on the respective average number of common shares outstanding, the sum of the quarterly per share amounts does not necessarily equal the per share amounts for the year.

(2)	The Company incurred higher costs in the first quarter of 2010 and 2009 relating primarily to approximately $606,000 and $284,000 respectively of non-cash stock compensation costs and $105,000 and $140,000 respectively in directors fees.

SCHEDULE II

RESEARCH FRONTIERS INCORPORATED

VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2010, 2009, and 2008

	Balance at	Charged to			Balance
	beginning	costs and			at end
Description	of period	expenses	Deductions		of period
Allowance for uncollectible royalty receivables:

December 31, 2010	$186,568	$0	$23,845	*	$162,723

December 31, 2009	$203,674	$2,894	$20,000	*	$186,568

December 31, 2008	$163,674	$40,000	$0		$203,674

____________________

*       Recovery of previously reserved receivables.