Form 10-Q
period 2011-03-31
RESEARCH FRONTIERS INC
filed 2011-05-05
CIK 793524

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2011 Commission File No. 1-9399

       RESEARCH FRONTIERS INCORPORATED
(Exact name of registrant as specified in charter)

Delaware	11-2103466
(State of incorporation or organization)	(IRS Employer
Identification No.)

240 Crossways Park Drive, Woodbury, N.Y.	11797
(Address of principal executive offices)	(Zip Code)

(516) 364-1902
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes X  No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ]  No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 5, 2011, there were outstanding 18,544,355 shares of Common Stock, par value $0.0001 per share.

RESEARCH FRONTIERS INCORPORATED

Consolidated Balance Sheets

	March 31, 2011
Assets	(Unaudited)	December 31, 2010
Current assets:
Cash and cash equivalents	$6,352,789	$6,957,544
Royalty receivables, net of reserves of $92,723 and 162,723	194,769	380,177
Prepaid expenses and other current assets	89,319	118,099
Total current assets	6,636,877	7,455,820

Fixed assets, net	102,374	109,768
Note receivable SPD Control Systems	150,000	150,000
Deposits and other assets	72,677	69,103

Total assets	$6,961,928	$7,784,691

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$156,814	$51,938
Deferred revenue	249,203	25,000
Accrued expenses and other	131,785	235,301

Total liabilities	537,802	312,239

Commitments and Contingencies

Shareholders' equity:
Capital stock, par value $0.0001 per share; authorized 100,000,000
shares, issued and outstanding 18,544,355 and 18,281,973 shares, respectively	1,854	1,828
Additional paid-in capital	88,285,771	87,744,842
Accumulated deficit	(81,863,499)	(80,274,218)

Total shareholders' equity	6,424,126	7,472,452

Total liabilities and shareholders' equity	$6,961,928	$7,784,691

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Consolidated Statements of Operations

(Unaudited)

	Three months ended
	March 31, 2011	March 31, 2010
Fee income	$144,441	$127,011

Operating expenses	1,325,690	1,300,187

Research and development	411,971	496,312

	1,737,661	1,796,499

Operating loss	(1,593,220)	(1,669,488)

Net investment income	3,939	3,719

Net loss	$(1,589,281)	$(1,665,769)

Basic and diluted
net loss per common share	$(.09)	$(.10)

Basic and diluted
weighted average number of
common shares outstanding	18,518,748	16,765,968

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
	March 31, 2011	March 31, 2010
Cash flows from operating activities:
Net loss	$(1,589,281)	$(1,665,769)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	9,678	10,885
Stock-based compensation	474,978	606,015
Recovery of uncollectible royalty receivable	(30,000)	(5,000)
Changes in assets and liabilities:
Royalty receivables	215,408	139,740
Prepaid expenses and other assets	25,206	36,890
Deferred revenue	224,203	183,750
Accounts payable and accrued expenses	1,360	82,549

Net cash used in operating activities	(668,448)	(610,940)

Cash flows from investing activities:
Purchase of fixed assets	(2,284)	(1,596)
Net cash used in investing activities	(2,284)	(1,596)

Cash flows from financing activities:
Net proceeds from issuance of common stock	65,977	1,618,653
Net cash provided by financing activities	65,977	1,618,653

Net (decrease) increase in cash and cash equivalents	(604,755)	1,006,117

Cash and cash equivalents at beginning of year	6,957,544	3,760,534

Cash and cash equivalents at end of period	$6,352,789	$4,766,651

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED
Notes to Consolidated Financial Statements
March 31, 2011
(Unaudited)

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K relating to Research Frontiers Incorporated (the “Company”) for the fiscal year ended December 31, 2010.

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

Fee Income

Fee income represents amounts earned by the Company under various license and other agreements relating to technology developed by the Company. During the first three months of 2011, five licensees of the Company accounted for approximately 17%, 17%, 16%, 11%, and 9%, respectively, of fee income recognized during such period. During the first three months of 2010, five licensees of the Company accounted for approximately 23%, 20%, 17%, 15% and 10%, respectively, of fee income recognized during such period.

Stock-Based Compensation

GAAP requires that all stock-based compensation be recognized as an expense in the financial statements and that such costs be measured at the fair value of the award.

During the three months ended March 31, 2011, the Company granted 63,000 shares of restricted common stock to its directors and employees. All of the shares granted to the directors, as well as 3,000 shares granted to employees vested immediately upon grant. The remaining 136,000 shares issued in previous years vest ratably over the next 36 months. The market value per share on the date of grant was $5.20. In connection with these grants, as well as prior grants that are not yet fully vested, the Company charged $474,978 to operations during the three months ended March 31, 2011.

In addition during the first three months of 2010, the Company granted a total of 40,500 shares of restricted common stock to three directors. The market price of each share on the date of grant was $3.69. These shares were fully vested on the date of grant.

No options were granted during the first three months of 2011. During the first three months of 2010 the Company granted 175,500 fully vested options to employees and 500 fully vested options to a consultant. The relevant information for this option grant was as follows:

Fair value of option on date of grant	$2.31
Expected dividend yield	--
Expected Volatility	76%
Risk free interest rate	2.57
Expected term of option	5 years

The aggregate charge to operations relating to these options and share grants as well as charges relating to grants from prior years that vested during the first three months of 2010 was $606,015.

As of March 31, 2011, remaining unamortized compensation costs in connection with these grants was $753,928 which will be recognized over the next 33 month period.

Equity

During the first three months of 2011 the Company received proceeds of $65,977 in connection with the exercises of outstanding options and warrants.

During the first three months of 2010 the company sold, pursuant to the company’s effective registration statement filed with the SEC, equity in the Company as follows:

Date	Shares issued	Warrants issued	Unit price	Proceeds
March 3, 2010	588,602	117,719	$2.75	$1,618,653

Warrants issued are five year warrants at an exercise price of $5 per share.

Treasury Stock

The Company did not repurchase any of its stock during the three months ended March 31, 2011 or 2010.

Note Receivable from SPD Control Systems

On May 9, 2007, the Company began participating in the funding of the ongoing development of automotive controllers by SPD Control Systems Corp., a licensee of the Company. This development work is to produce the electronic controllers to operate SPD-Smart automotive windows and glass roof systems for one or more of the top five automotive makers in the world. The Company’s funding of this project is reflected in the form of a senior secured convertible promissory note (the “Note”) of SPD Control Systems Corp. held by Research Frontiers’ wholly-owned subsidiary, SPD Enterprises Inc. The note bears interest at 10% per annum, is secured by all of the assets (including intellectual property) of SPD Control Systems, and is convertible at the option of SPD Enterprises into common stock of SPD Control Systems at an initial conversion price of $0.50 per share. This conversion price is adjustable downward to result in the issuance to SPD Enterprises of additional shares of SPD Control Systems common stock under certain conditions. The Note provides for funding of up to $150,000 by SPD Enterprises based upon the achievement of certain development milestones by SPD Control Systems. As of March 31, 2011, the principal and interest amount outstanding under this Note was $150,000 and $50,072, respectively. As part of a broader agreement between SPD Control Systems and the Company, effective as of May 9, 2010, the maturity date of this Note was extended to May 9, 2012 and the applicable conversion price for the Note was specified as $0.25 per share of SPD Control Systems stock through May 9, 2012 and $0.10 per share thereafter.

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

Financial assets accounted for at fair value on a recurring basis at March 31, 2011 include cash equivalents of approximately $6.4 million. These assets are carried at fair value based on quoted market prices for identical securities (Level 1 inputs).

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Critical Accounting Policies

The following accounting policies are important to understanding our financial condition and results of operations and should be read as an integral part of the discussion and analysis of the results of our operations and financial position. For additional accounting policies, see note 2 to our consolidated financial statements, "Summary of Significant Accounting Policies,” filed with our form 10-K for December 31, 2010.

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

Results of Operations

Three month periods ended March 31, 2011 and 2010

    The Company’s fee income from licensing activities for the three months ended March 31, 2011 was $144,441, as compared to $127,011 for the three months ended March 31, 2010. This difference in fee income was primarily due to the amount of royalties and other fee income paid by new and existing licensees. Fee income also includes earned royalties resulting from sales by certain licensees in the architectural and aircraft markets. In addition to product sales in the architectural and aircraft markets included in fee income as described above, one licensee reported product sales in the automotive market, although the fee income generated from such sales did not exceed the minimum annual royalties recorded so no additional fee income was recorded with respect to such automotive sales.

    Certain license fees, which are paid to the Company in advance of the accounting period in which they are earned resulting in the recognition of deferred revenue for the current accounting period, will be recognized as fee income in future periods. Also, licensees may offset some or all of their royalty payments on sales of licensed products for a given period by applying these advance payments towards such earned royalty payments. Because the Company’s license agreements typically provide for the payment of royalties by a licensee on product sales within 45 days after the end of the quarter in which a sale of a licensed product occurs (with some of the Company’s more recent license agreements providing for payments on a monthly basis), and because of the time period which typically will elapse between a customer order and the sale of the licensed product and installation in a home, office building, automobile, aircraft, boat, or any other product, there could be a delay between when economic activity between a licensee and its customer occurs and when the Company is paid its royalty resulting from such activity. In February 2011, Research Frontiers announced that Daimler AG selected its SPD-SmartGlass light-control technology for use in their Magic Sky Control glass roof. The first vehicle to offer the Magic Sky Control glass roof as an option will be the new Mercedes-Benz SLK Roadster. Research Frontiers currently expects to start receiving royalty payments from sales of this Mercedes-Benz SLK optional feature on schedule in the fourth quarter of 2011, to the extent that they exceed contractual minimum annual royalties’ payable by Pilkington under their licensing agreement with the Company.

    Operating expenses increased by $25,503 for the first three months of 2011 to $1,325,690 from $1,300,187 for the first three months of 2010. This increase was the result of higher director fees relating primarily to the addition of two new directors ($260,000), marketing costs ($22,000) and patent costs ($22,000) partially offset by lower payroll and stock compensation charges ($230,000), professional fees ($32,000) and a recovery of a previously written off bad debt ($25,000). Included in operating expenses are $444,000 and $453,000 of non-cash stock and option compensation charges for 2011 and 2010, respectively relating to common stock and options granted to directors, employees and consultants.

    Research and development expenditures decreased by $84,341 to $411,971 for the first three months of 2011 from $496,312 for the first three months of 2010. This decrease was principally the result of lower non-cash compensation charges from the issuance of stock options ($121,000), partially offset by increased cash payroll compensation ($16,000) as well as higher material costs ($8,000) and higher allocated insurance costs ($8,000). Included in research and development expenses are $31,000 and $152,000 of non-cash stock and option compensation charges for the first three months of 2011 and 2010, respectively.

    The Company’s net investment income for the first three months of 2011 was $3,939, as compared to net investment income of $3,719 for the first three months of 2010. This difference was primarily due to higher balances available for investment.

    As a consequence of the factors discussed above, the Company's net loss was $1,589,281 ($0.09 per common share) for the first three months of 2011 as compared to $1,665,769 ($0.10 per common share) for the first three months of 2010.

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

    During the first three months of 2011, the Company's cash and cash equivalents balance decreased by $604,755 principally as a result of cash used for operations of $668,448 and capital expenditures of $2,284 partially offset by proceeds of $65,977 from the exercise of options and warrants. At March 31, 2011, the Company had working capital of $6,099,075 and total shareholders’ equity of $6,424,126.

    The Company expects to use its cash to fund its research and development of SPD light valves, its expanded marketing initiatives, and for other working capital purposes. The Company’s working capital and capital requirements depend upon numerous factors, including the results of research and development activities, competitive and technological developments, the timing and cost of patent filings, the development of new licensees and changes in the Company’s relationships with its existing licensees. The degree of dependence of the Company’s working capital requirements on each of the foregoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements; the addition of new licensees may provide additional working capital or working capital requirements, and changes in relationships with existing licensees would have a favorable or negative impact depending upon the nature of such changes. Based upon existing levels of cash expenditures, existing cash reserves and budgeted revenues, the Company believes that it would not require additional funding until the third quarter of 2013. There can be no assurance that expenditures will not exceed the anticipated amounts or that additional financing, if required, will be available when needed or, if available, that its terms will be favorable or acceptable to the Company. Eventual success of the Company and generation of positive cash flow will be dependent upon the extent of commercialization of products using the Company’s technology by the Company’s licensees and payments of continuing royalties on account thereof.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information required by Item 3 has been disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. There has been no material change in the disclosure regarding market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We designed our disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2011, and, based on their evaluation, have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

RESEARCH FRONTIERS INCORPORATED
(Registrant)

/s/ Joseph M. Harary
Joseph M. Harary, President, CEO and Treasurer
(Principal Executive)

/s/ Seth L. Van Voorhees
Seth L. Van Voorhees, Vice President, CFO and Treasurer
(Principal Financial and Accounting Officer)

Date: May 5, 2011