Form 10-Q
period 2011-06-30
RESEARCH FRONTIERS INC
filed 2011-08-08
CIK 793524

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2011      Commission File No. 1-9399

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
Yes [ ]  No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 8, 2011, there were outstanding 18,544,355 shares of Common Stock, par value $0.0001 per share.

RESEARCH FRONTIERS INCORPORATED

Consolidated Balance Sheets

	June 30, 2011
Assets	(Unaudited)	December 31, 2010
Current assets:
Cash and cash equivalents	$3,525,341	$6,957,544
Short term investments	2,000,000	---
Royalty receivables, net of reserves of $92,723 and $162,723	110,156	380,177
Prepaid expenses and other current assets	113,771	118,099
Note receivable SPD Control Systems	150,000	---
Total current assets	5,899,268	7,455,820

Fixed assets, net	96,014	109,768
Note receivable SPD Control Systems	--	150,000
Deposits and other assets	22,605	69,103

Total assets	$6,017,887	$7,784,691

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$75,590	$51,938
Deferred revenue	189,885	25,000
Accrued expenses and other	131,059	235,301
Total liabilities	396,534	312,239

Commitments and Contingencies

Shareholders' equity:
Capital stock, par value $0.0001 per share; authorized
100,000,000 shares, issued and outstanding 18,544,355 and
18,281,973 shares, respectively	1,854	1,828
Additional paid-in capital	88,402,120	87,744,842
Accumulated deficit	(82,782,621)	(80,274,218)
Total shareholders' equity	5,621,353	7,472,452

Total liabilities and shareholders' equity	$6,017,887	$7,784,691

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Consolidated Statements of Operations

(Unaudited)

	Six months ended		Three months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Fee income	$284,848	$288,240	$140,407	$161,229

Operating expenses	2,062,402	1,890,984	736,713	590,796

Research and development	739,060	794,161	327,088	297,849
	2,801,462	2,685,145	1,063,801	888,645

Operating loss	(2,516,614)	(2,396,905)	(923,394)	(727,416)

Net investment income	8,211	7,486	4,272	3,766

Net loss	$(2,508,403)	$(2,389,419)	$(919,122)	$(723,650)

Basic and diluted Net
loss per common share	$(.14)	$(.14)	$(.05)	$(.04)

Basic and diluted
weighted average number of
common shares outstanding	18,531,622	16,959,964	18,544,355	17,151,829

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
	June 30, 2011	June 30, 2010
Cash flows from operating activities:
Net loss	$(2,508,403)	$(2,389,419)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	19,569	21,786
Stock-based compensation	591,327	666,493
Recovery of uncollectible royalty receivable	(30,000)	(20,000)
Changes in assets and liabilities:
Royalty receivables	300,021	145,431
Prepaid expenses and other assets	50,826	62,761
Deferred revenue	164,885	110,000
Accounts payable and accrued expenses	(80,590)	(21,139)

Net cash used in operating activities	(1,492,365)	(1,424,087)

Cash flows from investing activities:
Purchase of fixed assets	(5,815)	(2,899)
Purchase of short term investments	(2,000,000)	---
Net cash used in investing activities	(2,005,815)	(2,899)

Cash flows from financing activities:
Net proceeds from issuance of common stock	---	1,618,653
Net proceeds from the exercise of options/warrants	65,977	---
Net cash provided by financing activities	65,977	1,618,653

Net (decrease) increase in cash and cash equivalents	(3,432,203)	191,667

Cash and cash equivalents at beginning of year	6,957,544	3,760,534

Cash and cash equivalents at end of period	$3,525,341	$3,952,201

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED
Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K relating to Research Frontiers Incorporated (the “Company”) for the fiscal year ended December 31, 2010.

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

Fee Income

Fee income represents amounts earned by the Company under various license and other agreements relating to technology developed by the Company. During the first six months of 2011, five licensees of the Company accounted for approximately 18%, 18%, 16%, 11%, and 9%, respectively, of fee income recognized during such period. During the first six months of 2010, five licensees of the Company accounted for approximately 17%, 14%, 13%, 13% and 10%, respectively, of fee income recognized during such period.

Stock-Based Compensation

GAAP requires that all stock-based compensation be recognized as an expense in the financial statements and that such costs be measured at the fair value of the award.

During the six months ended June 30, 2011, the Company granted a total of 202,000 shares to its directors and employees. Directors received 63,000 of these shares of restricted common stock. All of the shares granted to the directors, as well as 3,000 shares granted to certain employees vested immediately upon grant. The remaining 136,000 shares issued vest ratably over the next 36 months. The market value per share on the date of grant was $5.20. In connection with these grants, as well as prior grants that are not yet fully vested, the Company charged $591,327 and $116,349 to operations during the six and three months ended June 30, 2011, respectively.

In addition during the first six months of 2010, the Company granted a total of 40,500 shares of restricted common stock to three directors. The market price of each share on the date of grant was $3.69. These shares were fully vested on the date of grant.

No options were granted during the first six months of 2011. During the first six months of 2010 the Company granted 175,500 fully vested options to employees and 500 fully vested options to a consultant. The relevant information for this option grant was as follows:

Fair value of option on date of grant	$2.31
Expected dividend yield	--
Expected Volatility	76%
Risk free interest rate	2.57
Expected term of option	5 years

The aggregate charge to operations relating to these options and share grants as well as charges relating to grants from prior years that vested during the first six and three months of 2010 was $666,493 and $60,478.

As of June 30, 2011, remaining unamortized compensation costs in connection with these grants was $659,775 which will be recognized over the next 30 month period.

Equity

During the first six months of 2011 the Company received proceeds of $65,977 in connection with the exercises of outstanding options and warrants.

During the first six months of 2010 the company sold, pursuant to the company’s effective registration statement filed with the SEC, equity in the Company as follows:

Date	Shares issued	Warrants issued	Unit price	Proceeds
March 3, 2010	588,602	117,719	$2.75	$1,618,653

Warrants issued are five year warrants at an exercise price of $5 per share.

Treasury Stock

The Company did not repurchase any of its stock during the six months ended June 30, 2011 or June 30, 2010.

Investments

The Company classifies investments in marketable securities as trading, available-for-sale or held-to-maturity at the time of purchase and periodically re-evaluates such classifications. Trading securities are carried at fair value, with unrealized holding gains and losses included in earnings. Held-to-maturity securities are recorded at cost and are adjusted for the amortization or accretion of premiums or discounts over the life of the related security. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss) until realized. In determining realized gains and losses, the cost of securities sold is based on the specific identification method. Interest and dividends on the investments are accrued at the balance sheet date. At June 30, 2011, all Investments were classified as held to maturity and consisted of the following:

Certificate of Deposit:
Investments	Maturity	Value of Held to Maturity
Amount	Date	Investments (based on cost)
$1,000,000	12-29-11	$1,000,000
$1,000,000	6-28-12	$1,000,000
		$2,000,000

Note Receivable from SPD Control Systems

On May 9, 2007, the Company began participating in the funding of the ongoing development of automotive controllers by SPD Control Systems Corp., a licensee of the Company. This development work is to produce the electronic controllers to operate SPD-Smart automotive windows and glass roof systems for one or more of the top five automotive makers in the world. The Company’s funding of this project is reflected in the form of a senior secured convertible promissory note (the “Note”) of SPD Control Systems Corp. held by Research Frontiers’ wholly-owned subsidiary, SPD Enterprises Inc. The note bears interest at 10% per annum, is secured by all of the assets (including intellectual property) of SPD Control Systems, and is convertible at the option of SPD Enterprises into common stock of SPD Control Systems at an initial conversion price of $0.50 per share. This conversion price is adjustable downward to result in the issuance to SPD Enterprises of additional shares of SPD Control Systems common stock under certain conditions. The Note provides for funding of up to $150,000 by SPD Enterprises based upon the achievement of certain development milestones by SPD Control Systems. As of June 30, 2011, the principal and interest amount outstanding under this Note was $150,000 and $53,853, respectively. As part of a broader agreement between SPD Control Systems and the Company, effective as of May 9, 2010, the maturity date of this Note was extended to May 9, 2012 and the applicable conversion price for the Note was specified as $0.25 per share of SPD Control Systems stock through May 9, 2012 and $0.10 per share thereafter. The SPD Control Systems note was reclassified as a current asset due to its maturity date being less than one year as of June 30, 2011.

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

Financial assets accounted for at fair value on a recurring basis at June 30, 2011 include cash equivalents of approximately $3.5 million. These assets are carried at fair value based on quoted market prices for identical securities (Level 1 inputs).

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

On occasion, the Company may issue to consultants either options or warrants to purchase shares of common stock of the Company at specified share prices. These options or warrants may vest based upon specific services being performed or performance criteria being met. In accounting for equity instruments that are issued to other than employees for acquiring, or in conjunction with selling, goods or services, the Company would be required to record consulting expenses based upon the fair value of such options or warrants (determined using a Black-Scholes option pricing model) on the earlier of the service period or the period that such options or warrants vest.

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

Results of Operations

Six month periods ended June 30, 2011 and 2010

The Company’s fee income from licensing activities for the six months ended June 30, 2011 was $284,848, as compared to $288,240 for the six months ended June 30, 2010. This difference in fee income was primarily due to the amount of royalties and other fee income paid by new and existing licensees. When fee income relating to non-recurring upfront fees from new licensees and special projects are excluded, fee income for the first six months of 2011 would have been higher than fee income during the same period in 2010. Fee income also includes earned royalties resulting from sales by certain licensees in the architectural and aircraft markets. In addition to product sales in the architectural and aircraft markets included in fee income as described above, one licensee reported product sales in the automotive market, although the fee income generated from such sales did not exceed the minimum annual royalties recorded so no additional fee income was recorded with respect to such automotive sales.

Certain license fees, which are paid to the Company in advance of the accounting period in which they are earned resulting in the recognition of deferred revenue for the current accounting period, will be recognized as fee income in future periods. Also, licensees may offset some or all of their royalty payments on sales of licensed products for a given period by applying these advance payments towards such earned royalty payments. Because the Company’s license agreements typically provide for the payment of royalties by a licensee on product sales within 45 days after the end of the quarter in which a sale of a licensed product occurs (with some of the Company’s more recent license agreements providing for payments on a monthly basis), and because of the time period which typically will elapse between a customer order and the sale of the licensed product and installation in a home, office building, automobile, aircraft, boat, or any other product, there could be a delay between when economic activity between a licensee and its customer occurs and when the Company is paid its royalty resulting from such activity. In February 2011, Research Frontiers announced that Daimler AG selected its SPD-SmartGlass light-control technology for use in their Magic Sky Control glass roof. The first vehicle to offer the Magic Sky Control glass roof as an option will be the new Mercedes-Benz SLK Roadster. Research Frontiers currently expects to start receiving additional royalty payments from sales of this Mercedes-Benz SLK optional feature on schedule in the fourth quarter of 2011, to the extent that such additional royalty payments exceed contractual minimum annual royalties’ payable by Pilkington under their licensing agreement with the Company.

Operating expenses increased by $171,418 for the first six months of 2011 to $2,062,402 from $1,890,984 for the first six months of 2010. This increase was primarily the result of higher director fees attributable to the increase in the number of outside directors ($252,000) and patent costs ($71,000) partially offset by lower payroll and stock compensation charges ($155,000). Included in operating expenses are $535,000 and $508,000 of non cash stock and option compensation charges for 2011 and 2010, respectively relating to common stock and options granted to directors, employees and consultants.

Research and development expenditures decreased by $55,101 to $739,060 for the first six months of 2011 from $794,161 for the first six months of 2010. This decrease was principally the result of lower non-cash compensation charges from the issuance of stock options ($101,000), partially offset by increased cash payroll compensation ($23,000) as well as higher material costs ($25,000). Included in research and development expenses are $57,000 and $158,000 of non cash stock and option compensation charges for the first six months of 2011 and 2010, respectively.

The Company’s net investment income for the first six months of 2011 was $8,211, as compared to net investment income of $7,486 for the first six months of 2010. The increase was primarily due to higher balances available for investment.

As a consequence of the factors discussed above, the Company’s net loss was $2,508,403 ($0.14 per common share) for the first six months of 2011 and compared to $2,389,419 ($0.14 per common share) for the first six months of 2010.

Three month periods ended June 30, 2011 and 2010

The Company’s fee income from licensing activities for the three months ended June 30, 2011 was $140,407, as compared to $161,229 for the three months ended June 30, 2010. This difference in fee income was primarily due to the amount of royalties and other fee income paid by new and existing licensees. When fee income relating to non-recurring upfront fees from new licensees and special projects are excluded, fee income for the three months ended June 30, 2010 would have been higher than fee income during the same period in 2010. Fee income also includes earned royalties resulting from sales by certain licensees in the architectural and aircraft markets. In addition to product sales in the architectural and aircraft markets included in fee income as described above, one licensee reported product sales in the automotive market, although the fee income generated from such sales did not exceed the minimum annual royalties recorded so no additional fee income was recorded with respect to such automotive sales.

Certain license fees, which are paid to the Company in advance of the accounting period in which they  are earned resulting in the recognition of deferred revenue for the current accounting period, will be recognized as fee income in future periods. Also, licensees may offset some or all of their royalty payments on sales of licensed products for a given period by applying these advance payments towards such earned royalty payments. Because the Company’s license agreements typically provide for the payment of royalties by a licensee on product sales within 45 days after the end of the quarter in which a sale of a licensed product occurs (with some of the Company’s more recent license agreements providing for payments on a monthly basis), and because of the time period which typically will elapse between a customer order and the sale of the licensed product and installation in a home, office building, automobile, aircraft, boat, or any other product, there could be a delay between when economic activity between a licensee and its customer occurs and when the Company is paid its royalty resulting from such activity. In February 2011, Research Frontiers announced that Daimler AG selected its SPD-SmartGlass light-control technology for use in their Magic Sky Control glass roof. The first vehicle to offer the Magic Sky Control glass roof as an option will be the new Mercedes-Benz SLK Roadster. Research Frontiers currently expects to start receiving additional royalty payments from sales of this Mercedes-Benz SLK optional feature on schedule in the fourth quarter of 2011, to the extent that such additional royalty payments exceed contractual minimum annual royalties’ payable by Pilkington under their licensing agreement with the Company.

Operating expenses increased by $145,916 for the three months ended June 30, 2011 to $736,713 from $590,797 for the three months ended June 30, 2010. This increase was the result of higher payroll and stock compensation charges ($76,000), professional fees ($32,000) and patent costs ($49,000) partially offset by lower marketing and investor relations costs ($16,000). Included in operating expenses are $449,000 and $453,000 of non-cash stock and option compensation charges for 2011 and 2010, respectively relating to common stock and options granted to directors, employees and consultants.

Research and development expenditures increased by $29,239 to $327,088 for the three months ended June 30, 2011 from $297,849 for the three months ended June 30, 2010. This increase was principally the result of higher non-cash compensation charges from the issuance of stock ($19,000), as well as increased cash payroll compensation ($7,000) and higher material costs ($17,000) and partially offset by lower allocated insurance costs ($12,000). Included in research and development expenses are $26,000 and $6,000 of non-cash stock and option compensation charges for the three months ended June 30, 2011 and 2010, respectively.

The Company’s net investment income for the three months ended June 30, 2011 was $4,272, as compared to net investment income of $3,766 for the three months ended June 30, 2010. This difference was primarily due to higher balances available for investment.

As a consequence of the factors discussed above, the Company's net loss was $919,122 ($0.05 per common share) for the three months ended June 30, 2011 as compared to $723,650 ($0.04 per common share) for the three months ended June 30, 2010.

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

During the first six months of 2011, the Company's cash and cash equivalents balance decreased by $3,432,203 principally as a result of cash used for operations of $1,492,365 and $2,000,000 invested in short term bank certificates of deposit and capital expenditures of $5,815 partially offset by proceeds of $65,977 from the exercise of options and warrants. At June 30, 2011, the Company had working capital of $5,502,734 and total shareholders’ equity of $5,621,353.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We designed our disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2011, and, based on their evaluation, have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the six months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.      OTHER INFORMATION

Item 6. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Joseph M. Harary - Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Seth L. Van Voorhees - Filed herewith.
32.1	Section 1350 Certification of Joseph M. Harary - Filed herewith.
32.2	Section 1350 Certification of Seth L. Van Voorhees - Filed herewith.
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

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

Date: August 8, 2011