Form 10-Q
period 2011-09-30
RESEARCH FRONTIERS INC
filed 2011-11-10
CIK 793524

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2011      Commission File No. 1-9399

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
Yes [ ]  No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 10, 2011, there were outstanding 18,544,355 shares of Common Stock, par value $0.0001 per share.

RESEARCH FRONTIERS INCORPORATED

Consolidated Balance Sheets

	September 30,	December 31,
	2011	2010
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$2,715,548	$6,957,544
Short term investments	2,000,000	---
Royalty receivables, net of reserves of $92,723 and $162,723	154,955	380,177
Prepaid expenses and other current assets	124,456	118,099
Note receivable SPD Control Systems	150,000	---
Total current assets	5,144,959	7,455,820

Fixed assets, net	88,897	109,768
Note receivable SPD Control Systems	--	150,000
Deposits and other assets	22,605	69,103

Total assets	$5,256,461	$7,784,691

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$141,906	$51,938
Deferred revenue	89,841	25,000
Accrued expenses and other	100,701	235,301
Total liabilities	332,448	312,239

Commitments and Contingencies

Shareholders' equity:
Capital stock, par value $0.0001 per share; authorized
100,000,000 shares, issued and outstanding 18,544,355 and
18,281,973 shares, respectively	1,854	1,828
Additional paid-in capital	88,506,620	87,744,842
Accumulated deficit	(83,584,461)	(80,274,218)
Total shareholders' equity	4,924,013	7,472,452

Total liabilities and shareholders' equity	$5,256,461	$7,784,691

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Consolidated Statements of Operations

(Unaudited)

	Nine months ended		Three months ended
	September 30,		September 30,
	2011	2010	2011	2010
Fee income	$492,048	$425,942	$207,200	$137,702

Operating expenses	2,741,042	2,476,490	678,640	585,506

Research and development	1,080,020	1,099,693	340,960	305,532
	3,821,062	3,576,183	1,019,600	891,038

Operating loss	(3,329,014)	(3,150,241)	(812,400)	(753,336)

Net investment income	18,771	11,431	10,560	3,945

Net loss	$(3,310,243)	$(3,138,810)	$(801,840)	$(749,391)

Basic and diluted Net
loss per common share	$(.18)	$(.18)	$(.04)	$(.04)

Basic and diluted
weighted average number of
common shares outstanding	18,535,913	17,264,146	18,544,355	17,062,472

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	September 30,
	2011		2010
Cash flows from operating activities:
Net loss		$(3,310,243)	$(3,138,810)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization		29,597	32,706
Stock-based compensation		695,827	718,248
Recovery of uncollectible royalty receivable		(30,000)	(20,000)
Changes in assets and liabilities:
Royalty receivables		255,222	110,489
Prepaid expenses and other assets		40,141	35,959
Deferred revenue		64,841	36,250
Accounts payable and accrued expenses		(44,632)	(99,710)

Net cash used in operating activities		(2,299,247)	(2,324,868)

Cash flows from investing activities:
Purchase of fixed assets		(8,726)	(3,248)
Purchase of short term investments		(2,000,000)	---
Net cash used in investing activities		(2,008,726)	(3,248)

Cash flows from financing activities:
Net proceeds from issuance of common stock		---	4,537,574
Net proceeds from the exercise of options or warrants		65,977	---
Net cash provided by financing activities		65,977	4,537,574

Net (decrease) increase in cash and cash equivalents		(4,241,996)	2,209,458

Cash and cash equivalents at beginning of year		6,957,544	3,760,534

Cash and cash equivalents at end of period		$2,715,548	$5,969,992

Supplemental disclosure of non-cash
financing activities:
Receivable from issuance if common stock	$	---	$406,080

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED
Notes to Consolidated Financial Statements
September 30, 2011
(Unaudited)

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K relating to Research Frontiers Incorporated (the “Company”) for the fiscal year ended December 31, 2010.

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

Fee Income

Fee income represents amounts earned by the Company under various license and other agreements relating to technology developed by the Company. During the first nine months of 2011, five licensees of the Company accounted for approximately 26%, 15%, 14%, 10%, and 8%, respectively, of fee income recognized during such period. During the first nine months of 2010, six licensees of the Company accounted for approximately 18%, 13%, 13%, 13%, 11% and 9%, respectively, of fee income recognized during such period.

Stock-Based Compensation

GAAP requires that all stock-based compensation be recognized as an expense in the financial statements and that such costs be measured at the fair value of the award.

During the nine months ended September 30, 2011, the Company granted a total of 202,000 shares to its directors and employees. Directors received 63,000 of these shares of restricted common stock. All of the shares granted to the directors, as well as 3,000 shares granted to certain employees vested immediately upon grant. The remaining 136,000 shares issued vest ratably over the next 36 months. The market value per share on the date of grant was $5.20. In connection with these grants, as well as prior grants that are not yet fully vested, the Company charged $695,827 and $104,500 to operations during the nine and three months ended September 30, 2011, respectively.

In addition during the first nine months of 2010, the Company granted a total of 40,500 shares of restricted common stock to three directors. The market price of each share on the date of grant was $3.69. These shares were fully vested on the date of grant.

No options were granted during the first nine months of 2011. During the first nine months of 2010 the Company granted 175,500 fully vested options to employees and 500 fully vested options to a consultant. The relevant information for this option grant was as follows:

Fair value of option on date of grant	$2.31
Expected dividend yield	--
Expected Volatility	76%
Risk free interest rate	2.57
Expected term of option	5 years

The aggregate charge to operations relating to these options and share grants as well as charges relating to grants from prior years that vested during the first nine and three months of 2010 was $718,248 and $51,755.

As of September 30, 2011, remaining unamortized compensation costs in connection with these grants was $565,621 which will be recognized over the next 27 month period.

Equity

During the first nine months of 2011 the Company received proceeds of $65,977 in connection with the exercises of outstanding options and warrants.

During the first nine months of 2010 the company sold, pursuant to the company’s effective registration statement filed with the SEC, equity in the Company as follows:

Date	Shares issued	Warrants issued	Unit price	Proceeds
March 3, 2010	588,602	117,719	$2.75	$1,618,653
September 17, 2010	641,026	128,205	$3.90	$2,500,000
September 27, 2010	194,118	38,824	$4.25	$825,000
Total	1,423,746	284,748		$4,943,653

Warrants issued are five year warrants at an exercise price of $5 per share for the March 3, 2010 offering and $6.25 per share for the September offerings. Proceeds of $406,000 relating to the September offerings were not received by the Company until October 2010.

Treasury Stock

The Company did not repurchase any of its stock during the nine months ended September 30, 2011 or September 30, 2010.

Investments

The Company classifies investments in marketable securities as trading, available-for-sale or held-to-maturity at the time of purchase and periodically re-evaluates such classifications. Trading securities are carried at fair value, with unrealized holding gains and losses included in earnings. Held-to-maturity securities are recorded at cost and are adjusted for the amortization or accretion of premiums or discounts over the life of the related security. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss) until realized. In determining realized gains and losses, the cost of securities sold is based on the specific identification method. Interest and dividends on the investments are accrued at the balance sheet date. At September 30, 2011, all investments were classified as held to maturity and consisted of the following:

Certificate of Deposit:

Investments	Maturity	Value of Held to Maturity
Amount	Date	Investments (based on cost)
$ 1,000,000	12-29-11	$ 1,000,000
$ 1,000,000	6-28-12	$ 1,000,000
$ 2,000,000

Note Receivable from SPD Control Systems

On May 9, 2007, the Company began participating in the funding of the ongoing development of automotive controllers by SPD Control Systems Corp., a licensee of the Company. This development work is to produce the electronic controllers to operate SPD-Smart automotive windows and glass roof systems for one or more of the top five automotive makers in the world. The Company’s funding of this project is reflected in the form of a senior secured convertible promissory note (the “Note”) of SPD Control Systems Corp. held by Research Frontiers’ wholly-owned subsidiary, SPD Enterprises Inc. The note bears interest at 10% per annum, is secured by all of the assets (including intellectual property) of SPD Control Systems, and is convertible at the option of SPD Enterprises into common stock of SPD Control Systems at an initial conversion price of $0.50 per share. This conversion price is adjustable downward to result in the issuance to SPD Enterprises of additional shares of SPD Control Systems common stock under certain conditions. The Note provides for funding of up to $150,000 by SPD Enterprises based upon the achievement of certain development milestones by SPD Control Systems. As of September 30, 2011, the principal and interest amount outstanding under this Note was $150,000 and $57,670, respectively. As part of a broader agreement between SPD Control Systems and the Company, effective as of May 9, 2010, the maturity date of this Note was extended to May 9, 2012 and the applicable conversion price for the Note was specified as $0.25 per share of SPD Control Systems stock through May 9, 2012 and $0.10 per share thereafter. The SPD Control Systems note was classified as a current asset due to its maturity date being less than one year as of September 30, 2011.

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

Financial assets accounted for at fair value on a recurring basis at September 30, 2011 include cash equivalents and investments of approximately $3.0 million. These assets are carried at fair value based on quoted market prices for identical securities (Level 1 inputs).

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

Results of Operations

Nine month periods ended September 30, 2011 and 2010

The Company’s fee income from licensing activities for the nine months ended September 30, 2011 was $492,048, as compared to $425,942 for the three months ended September 30, 2010. A majority of the increase in fee income during this period was a result of higher product sales in the automotive market from one of our licensees. This licensee's sales levels exceeded its minimum annual royalty levels under its license agreement, thereby resulting in the amount of royalty fee income in excess of the minimum annual royalty being recognized as additional fee income.

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

In February 2011, Research Frontiers announced that Daimler AG selected its SPD-SmartGlass light-control technology for use in their Magic Sky Control glass roof. The first vehicle to offer the Magic Sky Control glass roof as an option is the new Mercedes-Benz SLK Roadster. Research Frontiers’ licensee Pilkington reports shipping SPD-SmartGlass for the Magic Sky Control roof of the SLK Roadster during the third quarter of 2011. Research Frontiers currently expects to start receiving additional royalty payments from sales of this Mercedes-Benz SLK optional feature on schedule in the fourth quarter of 2011 to the extent that such additional royalty payments exceed contractual minimum annual royalties’ payable by Pilkington under their licensing agreement with the Company.

Operating expenses increased by $264,552 for the first nine months of 2011 to $2,741,042 from $2,476,490 for the first nine months of 2010. This increase was primarily the result of higher director fees attributable to the increase in the number of outside directors ($257,000), patent costs ($109,000), and insurance costs ($45,000) partially offset by lower payroll and stock compensation charges ($145,000). Included in operating expenses are $613,000 and $554,000 of non cash stock and option compensation charges for 2011 and 2010, respectively relating to common stock and options granted to directors, employees and consultants.

Research and development expenditures decreased by $19,673 to $1,080,020 for the first nine months of 2011 from $1,099,693 for the first nine months of 2010. This decrease was principally the result of lower non-cash compensation charges from the issuance of stock options ($82,000), as well as lower allocated rent ($16,000), partially offset by increased cash payroll compensation ($22,000) higher allocated income costs (36,000) as well as higher material costs ($22,000). Included in research and development expenses are $83,000 and $164,000 of non cash stock and option compensation charges for the first nine months of 2011 and 2010, respectively.

The Company’s net investment income for the first nine months of 2011 was $18,711, as compared to net investment income of $11,431 for the first nine months of 2010. The increase was primarily due to higher balances available for investment.

As a consequence of the factors discussed above, the Company’s net loss was $3,310,243 ($0.18 per common share) for the first nine months of 2011 and compared to $3,138,810 ($0.18 per common share) for the first nine months of 2010.

Three month periods ended September 30, 2011 and 2010

The Company’s fee income from licensing activities for the three months ended September 30, 2011 was $207,200, as compared to $137,702 for the three months ended September 30, 2010. A majority of the increase in fee income during this period was a result of higher product sales in the automotive market from one of our licensees. This licensee's sales levels exceeded its minimum annual royalty levels under its license agreement, thereby resulting in the amount of royalty fee income in excess of the minimum annual royalty being recognized as additional fee income.

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

In February 2011, Research Frontiers announced that Daimler AG selected its SPD-SmartGlass lightcontrol technology for use in their Magic Sky Control glass roof. The first vehicle to offer the Magic Sky Control glass roof as an option is the new Mercedes-Benz SLK Roadster. Research Frontiers’ licensee Pilkington reports shipping SPD-SmartGlass for the Magic Sky Control roof of the SLK Roadster during the third quarter of 2011. Research Frontiers currently expects to start receiving additional royalty payments from sales of this Mercedes-Benz SLK optional feature on schedule in the fourth quarter of 2011 to the extent that such additional royalty payments exceed contractual minimum annual royalties’ payable by Pilkington under their licensing agreement with the Company.

Operating expenses increased by $93,134 for the three months ended September 30, 2011 to $678,640 from $585,506 for the three months ended September 30, 2010. This increase was the result of higher insurance costs ($34,000), payroll costs ($13,000) and stock registration fees ($10,000) partially offset by lower patent costs ($45,000) as well as lower professional fees ($11,000). Included in operating expenses are $79,000 and $46,000 of non-cash stock and option compensation charges for 2011 and 2010, respectively relating to common stock and options granted to directors, employees and consultants.

Research and development expenditures increased by $35,428 to $340,960 for the three months ended September 30, 2011 from $305,532 for the three months ended September 30, 2010. This increase was principally the result of higher allocated insurance costs ($39,000) as well as higher payroll and non cash compensation changes of ($18,000) partially offset by lower allocated rent and utility costs ($16,000) and lower material costs ($3,000). Included in research and development expenses are $26,000 and $6,000 of non-cash stock and option compensation charges for the three months ended September 30, 2011 and 2010, respectively.

The Company’s net investment income for the three months ended September 30, 2011 was $10,560, as compared to net investment income of $3,945 for the three months ended September 30, 2010. This difference was primarily due to higher balances available for investment.

As a consequence of the factors discussed above, the Company's net loss was $801,840 ($0.04 per common share) for the three months ended September 30, 2011 as compared to $749,391 ($0.04 per common share) for the three months ended September 30, 2010.

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

During the first nine months of 2011, the Company's cash and cash equivalents balance decreased by $4,241,996 principally as a result of cash used for operations of $2,299,247 and $2,000,000 invested in short term bank certificates of deposit and capital expenditures of $8,726 partially offset by proceeds of $65,977 from the exercise of options and warrants. At September 30, 2011, the Company had working capital of $4,812,511 and total shareholders’ equity of $4,924,013.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We designed our disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2011, and, based on their evaluation, have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the nine months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 10, 2011