Form 10-K
period 2011-12-31
RESEARCH FRONTIERS INC
filed 2012-03-13
CIK 793524

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of
THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011	Commission File Number 1-9399

RESEARCH FRONTIERS INCORPORATED
(Exact name of registrant as specified in its charter)

DELAWARE	11-2103466
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

240 CROSSWAYS PARK DRIVE
WOODBURY, NEW YORK	11797-2033
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (516) 364-1902

Securities registered pursuant to Section 12(b) of the Act:	Name of Exchange
Title of Class	on Which Registered
Common Stock, $0.0001 Par Value	The NASDAQ Stock Market

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

[ ] Large accelerated filer	[X] Accelerated filer	[ ] Non-accelerated filer	[ ] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ]   No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter), computed based on the closing sale price of $4.57 was $79,467,100. In making this computation, all shares known to be owned by directors and executive officers of the Company and all shares known to be owned by other persons holding in excess of 5% of the Company’s common stock have been deemed held by “affiliates” of the Company, and awards of restricted stock subject to vesting are assumed to have been fully issued and outstanding. Nothing herein shall prejudice the right of the Company or any such person to deny that any such director, executive officer, or stockholder is an “affiliate.”

On March 13, 2012 the registrant had 18,907,555 shares of Common Stock outstanding.

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

     Research Frontiers was incorporated in New York in 1965 to continue early work that Dr. Edwin Land, founder of Polaroid Corporation, and others had done in the area of light-control beginning in the 1930s. Research Frontiers was reincorporated in Delaware in 1989. Since 1965, Research Frontiers has actively worked to develop and license its own SPD technology, which it protects using patents, trade secrets and know-how. Although patent and trade secret protection is not a guarantee of commercial success, Research Frontiers currently has approximately 300 patents that have issued worldwide. In addition, the Company has current patent applications in the US and other countries that if granted, would add approximately 250 additional patents to its portfolio. The Company has and continues to devote significant resources to develop, license and protect its intellectual property position.

     SPD-Smart products use microscopic light-absorbing nanoparticles that are typically suspended in a film. These particles align when an electrical voltage is applied, thus permitting light to pass through the film. Adjustment of the voltage to the SPD film gives users the ability to quickly, precisely and consistently regulate the amount of light, glare and heat passing through the window, skylight, sunroof, window shade or other SPD-Smart end-product. This SPD film can be incorporated between two layers of glass or plastic, or combinations of both, to produce a laminate that has enhanced energy efficiency, light-control and security performance properties.

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

     Higher volume sales is now expected, initiated by the recent launch by Daimler AG of the Magic Sky Control™ all glass roof option (using SPD technology) on their Mercedes-Benz SLK and SL vehicles. Research Frontiers believes that within the different industry applications listed above, automotive sunroofs and all glass roofs such as the recently launched Magic Sky Control roof on the Mercedes-Benz SLK, sunvisors and side and rear windows for vehicles, aircraft window shades and certain architectural applications will be the earliest adopters of the Company’s technology the largest and most predictable near and intermediate term market for its technology will be the automotive glass market.

     In addition to the product applications listed above, SPD-SmartGlass technology may also offer potential benefits in the development of new flat panel displays, eyewear, and self-dimming automotive rear-view mirrors. However, such products need additional product design, engineering or testing before an evaluation of the commercial potential of such SPD-SmartGlass products can be determined.

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

Employees

     On March 13, 2012 the Company had thirteen full-time employees, five of whom are technical personnel, and the rest of whom perform legal, finance, marketing, investor relations, and administrative functions. Of these employees, three have obtained doctorates in chemistry, one has a masters degree in chemistry, one has extensive industrial experience in electronics and electrical engineering, and one has majored in physics. Four employees also have additional postgraduate degrees in business administration, including one doctorate in organization and management. Also the Company’s suppliers and licensees have people on their teams with advanced degrees in a number of areas relevant to the commercial development of products using the Company’s technology. The success of the Company is dependent upon, among other things, the services of its senior management, the loss of which could have a material adverse effect upon the prospects of the Company.

Industry Trends

     While economic activity around the world is still recovering from a severe downturn, there also are favorable converging global trends in the major near-term markets for SPD-Smart products. These trends are gaining momentum and strength. In both public and private sectors across the world, there are substantial efforts targeted toward the promotion and use of energy efficient materials, including those used in automobiles, windows and other architectural glazings, aircraft and boats. For example, as part of its sustainable design strategies, the architectural community is actively increasing the use of daylight harvesting and building automation systems to more effectively capture and control natural light as part of energy reduction strategies to offset electricity used by artificial lighting. In addition to design, aesthetic and other benefits, this expanded use of glass also supports a growing body of research which finds that the presence of and control over incoming natural light improves the well-being and productivity of individuals. Products using SPD-Smart light-control technology – sunroofs, windows, skylights, partitions and others – can play an important role in supporting these converging global trends.

     In the automotive industry, global trends include the introduction of larger sunroofs and panoramic roof panels in transportation vehicles, and a higher percentage of these vehicles having a sunroof or using more glass in the roof. In 2011, Daimler AG introduced its new Mercedes-Benz SLK and SL roadsters which offers as an option the Magic Sky Control glass roof using the Company’s SPD-SmartGlass technology. In March 2012, Daimler introduced its third vehicle, the Mercedes-Benz Viano PEARL, using SPD-SmartGlass technology at the 82nd Geneva International Motor Show. The special limited edition of the Mercedes-Benz Viano Pearl features as standard equipment SPD-SmartGlass technology in the luxury van’s four rear side windows, allowing rear passengers enhanced privacy as well as instant heat, light and glare control.

     Automobile manufacturers are beginning to introduce “cielo” glass systems where the windshield of the vehicle joins with the glass in the roof of the vehicle to form one continuous piece of curved glass. The SPD-Smart component of these cielo systems can start with the blue band on the top of the windshield (the rest of the windshield would not use any kind of dark tint because regulations require that the main part of the windshield not have less than 70% light transmission at all times) and extend back to encompass the entire glass roof. Some automakers have incorporated SPD-SmartGlass in concept vehicles, with some of these concept vehicles being exhibited at major auto shows, and a growing number of automakers are developing SPD-SmartGlass products for production vehicles as well. SPD-SmartGlass has also been shown in armored automotive glass applications, and a new market is also beginning to develop for personalized custom conversions of automobiles for owners who wish to express themselves through the design of the cars they own and/or drive.

     For architectural applications, various market forces and the distinctive features of SPD-SmartGlass are having an upward influence on interest for SPD-Smart products. Many architects are specifying more glass in their designs to satisfy building occupants’ desire for greater connectedness with the outside environment. Also significant is the heightened attention to energy efficiency in both commercial and residential buildings. Various studies indicate that buildings in the United States and Europe now account for an estimated 39-40% of total energy use and upwards of 70% or more of electricity consumption. Many architects and building owners are striving for sustainable, "green" buildings that are highly energy-efficient, reduce environmental impact, and improve occupant health and well-being. In addition, the design community is increasingly interested in advanced daylighting systems in buildings that lower electrical lighting usage and reduce heating and cooling loads. Because of this, the ability to control light, glare and heat in these building applications is very important and advanced solutions often are needed to optimize operating efficiencies. SPD-Smart architectural products instantly and precisely provide shading, glare control and heat management solutions for offices and homes, especially when these products are available for new construction, replacement and retrofit projects. These products include insulated glass units, single-panel retrofits, unusually shaped glazings, and products with advanced fabrications such as those with ballistic- and blast-resistant capabilities.

     In the aerospace industry there is also a trend towards larger windows. In the “transport category” (primarily large commercial passenger aircraft) segment, the world's two largest aircraft manufacturers are both promoting the size of the windows in new aircraft platforms either already being delivered (e.g. Boeing 787) or in pre-production (e.g. Airbus A350). In the “general aviation” category (primarily private or chartered smaller aircraft) this trend is true as well, for example Gulfstream is promoting the size of the windows in the upcoming G650 platform. Several OEMs either already offer, or have announced their interest to include, electronic smart window shades in their aircraft – including Boeing, Airbus, Bombardier, Hawker Beechcraft, HondaJet and Nextant. Qantas Airlines currently has SPD-Smart window shades installed in the first class lavatories in all of their Airbus A380 aircraft.

     Electronic aircraft window shades may use SPD technology, or may use other smart window technologies such as liquid crystal or electrochromic technology. For use in aircraft, SPD-Smart window shades are made of shatterproof plastic instead of glass to save weight for a given window thickness and to avoid breakage risks. The Company believes its SPD technology offers important performance advantages over other technologies including faster, more uniform response time, greater light-blockage, maximum heat-rejection when the aircraft is parked on the ramp, and weight-savings. To date, SPD technology is also the only commercially available light-control smart window technology known to have passed the stringent safety and durability tests required by the aviation industry and to have received a Supplemental Type Certificate (STC) from the Federal Aviation Administration. Today SPD-Smart window shades are flying in 26 models of various aircraft including those used in commercial aviation, general aviation and military aviation. Two leading companies manufacturing electromechanical pleated window shades have announced new products that incorporate SPD dimmable windows into their designs.

     In the marine application, where light-control needs are especially important, many yacht manufacturers currently employ less than ideal glazing solutions as they try to satisfy various shading and solar control objectives. For example, some report having to use as many as five different types of glass in a typical yacht to satisfy diverse glazing needs. SPD-Smart marine products can reduce the number of different types of glass used in these yachts because of its increased functionality, superior performance and versatility. SPD-Smart marine products provide an innovation that allows these operators to manage incoming light, glare and heat while achieving privacy or maintaining one’s view as desired. In October 2011, Cheoy Lee Shipyards unveiled the Alpha, its most advanced production yacht, which is fully-equipped with the latest yacht design features including SPD-SmartGlass supplied by Research Frontiers licensee Diamond Sea Glaze. The Alpha has approximately 150 square feet of SPD-SmartGlass at various places throughout the vessel and it is the first large-scale production yacht to make such extensive use of SPD-SmartGlass.

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

     In January 2011, Freedonia Group (a leading market research firm) issued a global flat glass study that projects 6.0 percent annual growth for this market through 2014 (valued at $89 billion in 2014). This study indicated that Flat Glass demand over this time period will be influenced by favorable expectations in building construction and motor vehicles. The Advanced Flat Glass market, a specialty segment of the Flat Glass market, is expected to grow at a faster rate.

     SPD-Smart glass products compete in the solar control segment of the Advanced Flat Glass market. In December 2010, Freedonia Group issued a US Advanced Flat Glass study that projects 9.1 percent annual growth for this market through 2014 (valued at $7.0 billion in 2014). This study further projects that solar control glass, a segment of the advanced flat glass market, is expected to grow at an annual growth rate in excess of twelve percent from 2009 to 2014 (valued at $2.1 billion in 2014).

Historical Background and Recent Developments

SPD-Smart Film Production

     An important material used in SPD-Smart end-products is SPD light-control film that varies the tint of glass or plastic. In early 2007, our licensee Hitachi Chemical began producing their initial SPD-Smart light-control film on their first factory line. During the second half of 2009, Hitachi Chemical announced that they had begun mass production on their new, larger capacity production line and expanded their annual production capacity to 400,000 square meters (over 4.3 million square feet). Unlike prior production lines, Hitachi Chemical’s new production line is dedicated exclusively to the production of SPD-Smart film. In July 2009, Hitachi Chemical launched its website dedicated to its SPD-Smart light control film and during 2009, Hitachi Chemical outlined in its press releases and public presentations that it plans to "accelerate the use of SPD film, which holds significant potential for growth" and noted that "SPD film is positioned as one of the key emerging products promoted by Hitachi Chemical to become a future leading product for the company." Customers for Hitachi Chemical's SPD-Smart film are end-product licensees of Research Frontiers. These licensees receive the film, laminate it into glass or plastic, and then fabricate end-products sold into various industries. Most of end-product licensees pay Research Frontiers a royalty on the sale of these end-products that typically range from 10-15%.

     In 2010, Hitachi Chemical expanded its SPD film product portfolio by initiating commercial production of a “lighter” version of its film. Both the SPD “dark” and “light” films provide very high ranges of visible light transmission. SPD “dark” film has a range of approximately 0.5% to 55.0%, and SPD “light” film has a range of approximately 2% to 65%. This leads to contrast ratios (the ratio of clear to dark light transmission) of up to 110:1. The commercialization of both “dark” and “light” versions of SPD-film provides greater design and performance options for various end-product applications. In addition, in February 2012 the Company filed a patent application relating to the production of SPD-films with even higher light and dark transmission states than currently available commercially.

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

     In February 2011, Research Frontiers announced that Daimler AG will use SPD-SmartGlass technology in its Magic Sky Control panoramic glass roof as an option on its new Mercedes-Benz 2012 SLK. In December 2011, the Company further announced that Daimler AG will also offer its Magic Sky Control panoramic glass roof as an option on its new Mercedes-Benz 2013 SL (expected to be available during 2012). These SPD products allow drivers and passengers to change the tint of the car roof from dark to clear quickly with a touch of a button. The SLK and SL will be the first large-scale series production vehicles to offer SPD-SmartGlass. The Research Frontiers licensees involved with the production of the Magic Sky Control roof for the SLK and SL include Hitachi Chemical, which manufactures the SPD-Smart light-control film in Japan and has recently announced its capacity to manufacture 4.3 million square feet of SPD film per year. Automotive glass companies Nippon Sheet Glass in Japan and Pilkington in the UK and Germany then process and laminate Hitachi’s SPD film into the glass for the Magic Sky Control roof.

     In March 2012, Daimler introduced its third vehicle using Research Frontiers’ SPD-SmartGlass technology at the 82nd Geneva International Motor Show. The special limited edition of the Viano Pearl features as standard equipment SPD-SmartGlass technology in the luxury van’s four side windows in the rear of the vehicle, allowing passengers enhanced privacy as well as instant heat, light and glare control. This is the first vehicle produced by an automotive OEM that offers automotive side windows made using SPD light-control technology. The Viano Pearl is expected to be available beginning in July 2012. This SPD-SmartGlass used in the Viano Pearl will be manufactured by Research Frontiers’ licensee Isoclima S.p.A.

     In January 2010, Vision Systems acquired a license from the Company to manufacture and sell SPD-Smart products for markets including recreational vehicles, buses, trucks, mobile cranes and construction vehicles in all countries of Europe. During 2010, Vision Systems featured its “Nuance” brand of SPD-Smart automotive dimmable windows at InnoTrans 2010 (Berlin, Germany) and at the 63rd IAA Commercial Vehicle conference (Hanover, Germany). During April 2011, Vision Systems exhibited its SPD-Smart aerospace products at the 2011 Aircraft Interiors Expo (Hamburg, Germany) and at the 2011 Bombardier Operators Conference and Tradeshow (Toronto, Canada). In May 2011, Vision Systems SPD-Smart products were exhibited in an OEM’s mock-up at the 11th Annual European Business Aviation Convention & Exhibition (EBACE) (Geneva, Switzerland). In June 2011, Vision Systems SPD-Smart aircraft window shades were featured in the business class section of the Bombardier CSeries aircraft mockup at the 49th International Paris Air Show (Le Bourget Airport in France). Also in that month, Vision Systems exhibited its SPD-Smart transportation products at AGIR 2011 (La Rochelle, France), an automotive trade exhibition dedicated to the management and operation of public transport including buses, coaches, tramways and fleet vehicles. Vision Systems’ aerospace and ground transportation products were exhibited in October 2011 at the NBAA 2011 – the National Business Aviation Association’s 64th Annual Meeting and Convention (Las Vegas, Nevada) – where HondaJet also exhibited this licensees’ SPD-Smart products in its mock-up. During that month, SAFRA SAS exhibited bus roof glass produced with Vision Systems’ SPD-Smart Nuance product for the transportation industry at the 23rd National Meeting of Public Transport (Strasbourg, France), and another automotive exhibited a skydome for a motorhome made with Vision Systems’ SPD-SmartGlass at the 46th Salon de Vehicules de Loisirs (Paris, France). Later October, Vision Systems exhibited its SPD-Smart ground transportation products at Busworld Kortrijk 2011 (Kortrijk Xpo, Belgium). In November 2011, Bombardier Aerospace featured Vision Systems’ SPD-Smart aircraft windows in CSeries aircraft cabin mock-up at the 2011 Dubai Airshow (Dubai, United Arab Emirates).

     Vision Systems announced in January 2012 that Notin, manufacturer of motorhomes and campers, has selected Visions Systems’ Nuance brand of SPD-SmartGlass for the skylight of Notin's Angara luxury motorhome. The SPD-Smart skylight is standard equipment on the Angara. Production and shipments of the Angara are scheduled to commence in 2012. In February 2012, Vision Systems’ SPD-Smart aerospace products were exhibited at the 2012 Singapore Airshow (Changi International Airport, Singapore).

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

     In February 2008, GKN Aerospace Transparency Systems acquired a license from us covering SPD-Smart armored glass for vehicles (as discussed below, this license was also expanded in late 2010 to also include aircraft products). GKN is a world leader in armored transportation vehicles for both military and civilian vehicles. Since then, GKN has exhibited their armored SPD-Smart automotive glass at various military and industry trade shows. In September 2009, GKN announced that it had been awarded a $425,000 contract by the Combating Terrorism Technical Support Office (CTTSO) of the United States Department of Defense to develop instantly dimmable SPD-Smart bullet resistant windows. GKN reported that it has successfully moved to the next phase of this government project. In October 2011, GKN exhibited its SPD-Smart armored automotive window at AUSA 2011 in Washington, D.C. and is pursuing commercial opportunities for its SPD-based products.

     In September 2010, licensee Isoclima exhibited various products from its CromaLite brand of SPD-SmartGlass at Glasstec 2010, a major industry event. At the Frankfurt International Auto Show (Frankfurt, Germany), auto manufacturer Mercedes-Benz exhibited its Viano Vision Pearl luxury concept van using SPD-SmartGlass™ technology. The Viano Vision Pearl luxury van on display featured SPD-SmartGlass technology in the three glass roof panels, the rear window, and four side windows. All of these glazings were supplied by Research Frontiers’ licensee Isoclima S.p.A. In November 2011, Isoclima exhibited its CromaLite brand of SPD-SmartGlass at the 2011 Marine Equipment Trade Show (METS) (Amsterdam RAI Convention Centre, The Netherlands).

SPD-Smart Architectural Products

     Research Frontiers and its licensees are currently working with multiple architectural customers to introduce SPD-Smart products including windows, skylights, partitions and doors. The architectural markets for these products are highly fragmented and in general have a high sensitivity to price. In the near term, the Company expects SPD-SmartGlass products primarily will be commercialized in specialty applications and/or sectors that value its performance attributes. Research Frontiers’ end-product licensees in this sector include: American Glass Products (AGP), Asahi Glass, Cricursa Cristales Curvados, ID Research Pty Ltd (“iGlass”), Innovative Glass, LTI SmartGlass, Prelco, Isoclima, Traco (a business unit of Alcoa) and SmartGlass International Ltd.

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

     Research Frontiers licensee SmartGlass International has announced completion of several high visibility SPD-SmartGlass installations. During February 2012, the company announced installation of SPD-SmartGlass at CERN, the European Organization for Nuclear Research, is one of the world’s largest and most respected centers for scientific research. SmartGlass International installed SPD-SmartGlass in CERN’s Globe of Science and Innovation Housing which will house a permanent exhibition and is intended to serve as a venue for a wide range of activities, conferences and other events, In February 2011, SmartGlass International announced it supplied retrofit SPD-SmartGlass to five London television studios of the Associated Press. The SPD-SmartGlass used in these projects harvested daylight when it's needed, improved occupant comfort by providing controllable solar shading during peak light conditions, and preserved views. Just prior to this installation, it was announced that SmartGlass International installed retrofit SPD-SmartGlass panels at the set of "Daybreak," the breakfast anchor program from ITV, one of the UK's largest commercial television networks. SmartGlass International also has established a division known as SmartGlass Medical which is a dedicated manufacturer of electronically switchable glass for the medical sector. In February 2011, SmartGlass International exhibited SPD-SmartGlass at Patient Safety 2011 in London, England. Patient Safety 2011 is the United Kingdom’s premier forum for issues related of the country’s National Health Service hospitals.

     In November 2011, Research Frontiers licensee Innovative Glass Corporation was awarded two 2010 Crystal Achievement Awards for their smart window product line using our SPD-Smart light-control technology. In October 2010, their SPD-SmartGlass product was awarded WFX’s (Worship Facilities Conference & Expo) New Product award for Best Building System Material Product/Window. Innovative Glass also has announced or is working on a number of SPD-SmartGlass architectural projects including:

  residential projects in Florida for hurricane-rated windows commercial projects in California including a high-tech R&D optics laboratory that used 24 large SPD-Smart panels, each of which are each 9 feet tall by 3 feet wide an upcoming high-profile project in lower Manhattan specifying the use of 43 SPD-Smart polycarbonate panels a project emphasizing energy efficient smart windows at Fort Knox, Kentucky retrofits of existing windows for a luxury home
  exterior windows in a recording studio
  retrofits of skylights for a nature center at a New Mexico state park interior partition for a television studio at a leading consumer electronics manufacturer doors for a commercial office
  interior partitions for developer of medical software
  interior and exterior windows for a residential project in California

     In November 2011, licensee LTI Smart Glass exhibited SPD-SmartGlass at the Build Boston 2011 architectural trade event in Boston, MA. Known as a pioneer in the processing and laminating of electrified films, the LTI Smart Glass product line includes high-performance SPD-Smart ballistic- and blast-rated glazings, in addition to conventional SPD-Smart windows, doors, skylights and partitions.

     In February 2010, ID Research Pty Ltd (IDR) (the parent company of iGlass Pty Limited) acquired a license from Research Frontiers granting it the right to manufacture and sell SPD-Smart architectural end-products in Australia, New Zealand and South Africa. The license also grants ID Research Pty Ltd the worldwide right to manufacture and sell SPD emulsion and film to end-product licensees of Research Frontiers. The license follows a $1.5 million grant to ID Research Pty Ltd from the Government of Victoria's Science Agenda (VSA) Investment Fund for "Electro Responsive Material Coatings for Switchable Automotive Tinted Glass." The proceeds of this investment are to upgrade and modify the company’s factory to produce SPD light-control film.

SPD-Smart Aircraft Products

     Research Frontiers’ worldwide presence in the aviation industry includes four end-product licensees: GKN Aerospace, InspecTech Aero Service, SmartGlass International (in partnership with Schott AG) and Vision Systems. Research Frontiers, its licensees, and strategic partners of its licensees are currently working with “transport category” (primarily large commercial aircraft) and “general aviation category” (primarily private and chartered smaller aircraft) aerospace customers to introduce SPD-Smart aircraft products including windows and partitions. The SPD aviation infrastructure is actively working in both new aircraft production and aftermarket installation programs.

Aviation Licensee InspecTech Aero Service Inc.

     Research Frontiers' licensee InspecTech Aero Service Inc. markets its iShade brand of SPD-Smart windows to both the OEM new production segment and aftermarket segment of the aviation industry. Building on previously announced milestones including the selection by Hawker Beechcraft Corporation of InspecTech smart window shades for aftermarket installation on King Air aircraft, and receiving a Supplemental Type Certificate (STC) for all models of King Air aircraft by the FAA, InspecTech and its strategic partners are working with a growing number of aircraft manufacturers and their customers and are selling SPD-Smart dimmable windows for fixed wing aircraft and helicopters. InspecTech’s SPD-Smart products have been installed on 26 models of helicopters and commercial, corporate, and military aircraft.

     InspecTech’s SPD-Smart aircraft windows are the industry’s only dynamic switchable window shades that are now available for any aircraft as an aftermarket installation worldwide, and for new production aircraft. In the transport category of the industry, InspecTech’s SPD-Smart products have been installed in selected areas on all Airbus A380 aircraft delivered by Airbus to Qantas Airlines to date, making SPD-Smart window shades the first and only instantly dimmable window shade flying on commercial airlines.

     In April 2011, InspecTech announced a new model of its SPD-Smart iShade dimmable window, branded iShade iQ. This model, in addition to the light, glare and heat control made possible by its use of SPD-Smart technology, also reduces noise levels in the cabin.

     Also in April 2011, InspecTech exhibited its iShade iQ brand of SPD-Smart window at the 2011 Aircraft Interiors Expo in Hamburg, Germany. It was announced that one of InspecTech’s strategic partners, a premier aircraft pleated shade manufacturers, also promoted SPD-Smart aircraft products at this expo. Lou Martin & Associates showcased their E3 brand of SPD-Smart dimmable window developed with licensee InspecTech. This aircraft cabin window shading system integrates Lou Martin’s electromechanical pleated shade with InspecTech’s SPD-Smart iShade dimmable window.

     In October 2011, InspecTech’s SPD-Smart dimmable windows had a substantial presence at NBAA 2011 – the National Business Aviation Association’s 64th Annual Meeting and Convention. The NBAA is the year’s most significant event for the business aviation industry. This event brings together business leaders, government officials, manufacturers, corporate aviation department personnel and others involved in nearly all aspects of business aviation. InspecTech exhibited its SPD-Smart iShade aerospace window shades. Lou Martin & Associates and MSA Aircraft Products, two strategic partners of InspecTech, exhibited InspecTech’s iShade in combination with a pleated shade at their respective booths. In addition, an aircraft manufacturer unveiled an aircraft installed with InspecTech iShades.

     In November 2011, InspecTech exhibited at the NBAA trade show in Las Vegas. Strategic Partners MSA Aircraft Products, and Lou Martin & Associates, also exhibited their products that include InspecTech’s iShade dimmable windows.

     At the end of 2011, InspecTech’s sales of its iShade brand of SPD-Smart dimmable windows had extended to installation on 26 different aircraft models, and its mature SPD-Smart dimmable windows had been on in-service aircraft for ten years.

Aviation Licensee Vision Systems

     In December 2010, licensee Vision Systems exhibited its Nuance brand of SPD-Smart aircraft cabin windows at MEBA 2010 in Dubai, United Arab Emirates. Vision Systems featured an integrated display of three SPD-Smart Nuance aircraft cabin windows, and demonstrated the advanced shading and solar control capabilities available to pilots, crew and passengers when Nuance windows are used with Vision Systems’ onboard control system.

     In April 2011, Vision Systems exhibited its SPD-Smart Nuance and Noctis products at the 2011 Aircraft Interiors Expo in Hamburg, Germany. Vision Systems’ SPD-Smart Nuance aerospace windows offer instant and precise solar protection solutions that enhance flying comfort and support fuel efficiency. Nuance aircraft and helicopter window shades are impact-resistant, completely silent, available in flat and curved surfaces, and can be controlled by the cabin management system or by passengers. The SPD-Smart Noctis shading system provides control of incoming light at every level, offering on-demand blackout solar protection and complete privacy as needed. Also in April 2011, Vision Systems exhibited its Nuance and Noctis Products at the 2011 Bombardier Operators Conference and Tradeshow in Toronto, Canada.

     In May 2011, Vision Systems exhibited at the European Business Aviation Convention & Exhibition (EBACE) in Geneva, Switzerland, a premier event and the annual meeting place for the European business aviation community.

     On June 20, 2011, it was announced that at the 2011 Paris Air Show, SPD-Smart windows supplied by Vision Systems were presented by an OEM in their full cabin mockup. Later in the month, with authorization from their customer Bombardier Aerospace, Vision Systems revealed additional details. At the Paris Air Show, Bombardier showcased Vision Systems’ Noctis brand of SPD-Smart aircraft window shades in the business class section of the Bombardier C Series aircraft mockup.

     In October 2011, Vision Systems featured its SPD-Smart Nuance and Noctis aircraft and helicopter window shades at the NBAA Annual Meeting and Convention. In addition to Vision Systems exhibiting SPD-Smart products, an unnamed OEM also exhibited Vision Systems’ SPD-Smart aerospace window shades in its mock-up.

Aviation Licensee GKN Aerospace Transparency Systems

     In January 2011, Research Frontiers and GKN Aerospace Transparency Systems publicly announced the expansion of the scope of the former license agreement to include the sale of SPD-Smart windows, window shades, interior partitions, cabin dividers and other products for aircraft. The earlier license agreement with GKN focused on SPD-Smart products for armored transportation applications. GKN Aerospace is the world-leading supplier of cockpit transparencies and passenger cabin windows.

     In October 2011, GKN exhibited at NBAA 2011 and showed its SPD-Smart aircraft window to select visitors to its booth.

Aviation Licensee SmartGlass International Ltd.

     In 2010, Research Frontiers and SmartGlass International Ltd. announced an agreement to expand the scope of SmartGlass International’s license. Under this agreement, SmartGlass International is authorized to manufacture and offer SPD-Smart products, including aerospace windows, worldwide. Prior to this agreement, SmartGlass International was licensed to offer SPD-Smart architectural products worldwide outside of North America.

     In April 2011, SmartGlass International’s SPD-Smart aircraft products were exhibited at the Aircraft Interiors Expo in Hamburg, Germany, at the booth of SmartGlass International’s strategic sales and marketing partner SCHOTT AG. SmartGlass International and the SCHOTT Group have an agreement granting SCHOTT the right to sell SmartGlass International’s SPD-Smart products. In business for more than 125 years, SCHOTT is a world leader in the specialty glass industry and brings its extensive infrastructure of sales, distribution and service – including over 50 sales offices spanning 125 countries – to SmartGlass International and its award-winning SPD-Smart product line.

SPD-Smart Marine Products

     Research Frontiers and its licensees are currently working with marine customers to introduce SPD-Smart products including windows, doors and partitions. In December 2010, Diamond Sea Glaze Manufacturing Ltd. acquired a license from Research Frontiers granting it the right to manufacture and sell SPD-Smart marine end-products worldwide. When our patented SPD-Smart light-control technology is used in yacht windows and other products, users can quickly and precisely control and “tune” the amount of light, glare and heat coming through their windows, while preserving their view. Diamond Sea-Glaze Manufacturing commenced marketing activities for products using SPD technology during the second quarter of 2011. In October 2011, Cheoy Lee Shipyards unveiled the Alpha, its most advanced production yacht, which is fully-equipped with the latest yacht design features including SPD-SmartGlass supplied by Research Frontiers licensee Diamond Sea Glaze. The Alpha has approximately 150 square feet of SPD-SmartGlass at various places throughout the vessel and it is the first large-scale production yacht to make such extensive use of SPD-SmartGlass.

Marketing Activities and Licensee Support

     In addition to supporting the efforts of its licensees, the Company also recognizes the need to develop the SPD industry as a whole. As such, the Company continues to plan and execute complementary programs that build awareness and interest in smart glass generally and demand for SPD-Smart technology specifically. These programs include presentations at various general industry conferences, participation in panel presentations and discussions hosted by academia, development of trade association educational materials, and presentations to architects, designers, and other influential specifiers. For example, during 2011, the Company gave presentations at CEDIA Expo 2011 (Indianapolis, IN), Facility Fusion 2011 (Boston, MA), Buildings New York 2011 (New York, NY), The Society of Vacuum Coaters’ Technical Conference (Chicago, IL) and at the National Building Museum (Washington D.C.). For the second consecutive year, Research Frontiers exhibited SPD-SmartGlass in at NanoDays 2011 held at the Museum of Science in Boston, MA in March. In May 2011, the Company exhibited SPD-SmartGlass at Glass Expo Northeast (Hauppauge, NY). During 2011, the Company gave a number of presentations to architects as an approved provider of the America Institute of Architects’ (AIA) Continuing Education System. The Company expects to participate in additional conferences and events in 2012.

     During 2011, Dr. George Elvin, Director of Green Technology Forum, featured SPD-Smart light-control technology in a series of international talks and courses on emerging green technologies. Dr. Elvin is a well-known advisor, speaker and author on emerging technologies and has an extensive academic background.

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

     The Company has emerged as a leading resource for market research information on the subject of smart glass. Research Frontiers lectures and presents at industry conferences in areas of energy efficiency, daylight harvesting and sustainability. The Company has published independent test data about SPD-SmartGlass, shared the results of its research studies and test data with industry and the media, posted various reference materials to the Company’s website for global dissemination, and published presentations, data and bylined articles.

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

     The Company believes that pricing and product performance are the two main factors critical to the adoption of smart glass products. Because the non-SPD smart glass technologies listed below do not have published, consistent pricing or cost data that can be relied upon, the Company cannot accurately report its price position relative to these other technologies. In terms of product performance, the Company believes that SPD-SmartGlass technology offers numerous advantages over other smart glass technologies as discussed below.

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

  faster response time, especially for larger glazings which can take many minutes to switch ability to precisely “tune” an infinite number of intermediate light-transmission states consistent and uniform switching speed regardless of size of glazing area more reliable performance over a wider temperature range
  higher contrast ratios and the capability of achieving darker shaded states for large area product applications unpowered state is dark, maximizing solar heat gain benefits when the room, office or vehicle is not in use lower electrical current drain
  higher estimated battery life in applications where batteries are used no “iris effect” (where light transmission changes first occur at the outer edges of a window or mirror and then work their way toward the center) when changing from clear to dark and back again
  SPD technology is a film-based technology that can be applied to plastic as well as glass, and which can be applied to curved as well as flat surfaces available in single panels for retrofitting existing windows, skylights and doors

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
  offer superior solar heat gain control

     In the flat panel display market, further development (such as the achievement of faster switching speeds sufficient for full-motion video applications) is required if the Company expects to compete against display technologies that are currently being used commercially such as liquid crystal displays (“LCDs”) and organic light-emitting diodes (“OLEDs”). Some of the advantages that SPD displays might have include the ability to make displays without using sheet polarizers or alignment layers, and lower light loss and a corresponding reduction in backlighting requirements. However, such products need additional product design, engineering or testing before an evaluation of the commercial potential of such SPD-SmartGlass products can be determined and when, or if, its licensees may begin to penetrate the flat panel display market.

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

     Even though the Company’s SPD technology has much faster switching speeds than electrochromic technology, current switching speeds are not fast enough for such video applications. The Company believes that most of its research and development efforts have applicability to products that may incorporate the Company’s technology. At its current state of development, the Company’s technology has been judged sufficiently advanced by various of its licensees and their customers for them to proceed with the development, introduction and sale of SPD-Smart products. However, the Company is continuously investing in research and development because it believes that further improvements will result in accelerated and increased market penetration. The Company intends to continue its research and development efforts for the foreseeable future to improve its SPD light-control technology and thereby assist our licensees in the product development, sales and marketing of various existing and new SPD-Smart products.

     During the past few years, and during the past year in particular, the Company and/or its licensees have made significant advances relating to materials to enable (1) improved stability of SPD emulsions, (2) a wider range of light transmission, (3) improved film adhesion and cohesion and (4) increased durability of SPD films/laminates.

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
  Continually striving to improve the performance and reducing material/production costs associated with making SPD-Smart products

     Excluding non-cash expenses of approximately $108,000, $170,000, and $26,000, associated with the grant of stock options to the Company’s technical personnel, Research Frontiers incurred approximately $1,282,000, $1,235,000, and $1,524,000, during the years ended December 31, 2011, 2010, and 2009, respectively, for research and development. Research Frontiers plans to engage in substantial continuing research and development activities to invest in future improvements in SPD light-control technology and to expand for its licensees the capabilities of SPD-Smart technology and the markets for SPD-Smart products.

Patents and Proprietary Information

     Research Frontiers continues to make substantial investments to develop, license and protect its intellectual property position. The Company has 38 United States and 250 foreign patents in force. The Company’s United States patents expire at various dates from 2012 through 2025, while its foreign patents expire at various dates from 2012 through 2026. The Company has current US and foreign patent applications that, if granted, would add approximately 250 additional patents to its portfolio. The Company believes that its SPD light-control technology is adequately protected by its patent position and by its proprietary technological know-how. However, the validity of the Company’s patents has never been contested in any litigation. The Company also possesses know-how and relies on trade secrets and nondisclosure agreements to protect its technology. The Company generally requires any employee, consultant, or licensee having access to its confidential information to execute an agreement whereby such person agrees to keep such information confidential.

     Research Frontiers’ licensees have directed the Company not to reveal aspects of their activities or those of their customers, which limits the Company’s ability to disclose certain information.

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

Source and Need for Capital.

     As of December 31, 2011, we had approximately $3.7 million in cash, cash equivalents and short-term investments. As we take steps in the commercialization and marketing of our technology, or respond to potential opportunities and/or adverse events, our working capital needs may change. We anticipate that if our cash and cash equivalents are insufficient to satisfy our liquidity requirements, we will require additional funding to sustain our ongoing operations and to continue our SPD technology research and development activities.

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

History of Operating Losses.

     We have experienced net losses from operations, and we may continue to incur net losses from operations in the future. We have incurred substantial costs and expenses in researching and developing our SPD technology. As of December 31, 2011, we had a cumulative net loss of $84,408,286 since our inception. Our net loss was $4,134,068 in 2011, $3,874,865 in 2010 and $4,002,761 in 2009 (which includes non-cash accounting charge in 2011, 2010 and 2009 of $702,837, $772,604, and $445,913, respectively, resulting from the expensing of grants of restricted stock and stock options).

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

     None

ITEM 2. PROPERTIES

     The Company currently occupies approximately 9,500 square feet of space at an annual rental which in 2011 was approximately $173,000 for its executive office, research facility and SPD-Smart Glass Design Center at 240 Crossways Park Drive, Woodbury, New York 11797 under a lease expiring January 31, 2014. The Company believes that its space, including its laboratory facilities, is adequate for its present needs.

ITEM 3. LEGAL PROCEEDINGS

     There are no legal proceedings pending by or against the Company required to be reported under this Item 3.

ITEM 4. MINE SAFETY DISCLOSURES

     N/A

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

(1)	The Company’s common stock is traded on the NASDAQ Capital Market under the symbol “REFR”. As of March 13, 2012, there were 18,907,555 shares of common stock outstanding.

(2)	The following table sets forth the range of the high and low selling prices (as provided by the National Association of Securities Dealers) of the Company’s common stock for each quarterly period within the past two fiscal years:

Quarter Ended	Low	High
March 31, 2010	2.61	3.76
June 30, 2010	2.79	4.70
September 30, 2010	3.63	4.91
December 31, 2010	3.95	5.29
March 31, 2011	6.70	6.88
June 30, 2011	4.53	4.87
September 30, 2011	3.50	3.78
December 31, 2011	3.25	3.51

These quotations may reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

(b) Approximate Number of Security Holders

     As of March 9, 2012, there were approximately 436 holders of record of the Company’s common stock and the closing price of our common stock was $3.56 per share. The Company estimates that there are approximately 6,654 beneficial holders of the Company’s common stock.

(c) Dividends

     The Company has not declared or paid cash dividends on its common stock for the two most recent fiscal years and does not expect to declare or pay any cash dividends in the foreseeable future. There are no restrictions on the payment of dividends.

(d) Issuer Purchases of Equity Securities

     None.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected data regarding the Company’s operating results and financial position. The data for fiscal years 2011, 2010 and 2009 should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our audited consolidated financial statements and notes thereto, which are contained in this Annual Report on Form 10-K.

	Year ended December 31,
	2011	2010	2009	2008	2007
Statement of Operations Data:
Fee income	$845,982	$767,522	$709,811	$1,679,919	$402,359
Operating expenses (1)	3,618,635	3,253,250	3,183,492	2,959,576	5,774,027
Research and development (1)	1,390,689	1,404,654	1,549,707	1,469,760	2,529,576
	5,009,324	4,657,904	4,733,199	4,429,336	8,303,603
Operating loss	(4,163,342)	(3,890,382)	(4,023,388)	(2,749,417)	(7,901,244)
Net investment income	29,274	15,517	20,627	154,574	336,026
Net loss	$(4,134,068)	$(3,874,865)	$(4,002,761)	$(2,594,843)	$(7,565,218)

Basic and diluted net loss
per common share	$(.22)	$(.22)	$(.25)	$(.17)	$(.50)
Dividends per share	--	--	--	--	--

Weighted average number of
common shares outstanding	18,538,041	17,321,360	16,065,248	15,441,789	15,441,789

	As of December 31,
	2011	2010	2009	2008	2007
Balance Sheet Data:
Total current assets	$4,312,104	$7,455,820	$4,307,485	$4,937,531	$7,469,456
Total assets	4,417,137	7,784,691	4,473,860	5,283,880	7,659,405
Long-term debt, including
accrued interest	--	--	--	--	--
Total shareholders’ equity	4,107,198	7,472,452	4,165,337	4,872,185	7,330,808
____________________

(1)	Reflects non-cash charges of $594,492, $602,218, $419,879, $126,408 and $2,790,656 to operating expenses, and non-cash charges of $108,345, $170,386, $26,034, $0, and $1,236,199 to research and development expenses relating to the issuance of stock and stock options in 2011, 2010, 2009, 2008 and 2007, respectively which increased the Company’s net loss for 2011, 2010, 2009, 2008 and 2007 by $702,837, $772,604, $445,913, $126,408 and $4,026,855, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Year ended December 31, 2011 Compared to the Year ended December 31, 2010

     The Company’s fee income from licensing activities for 2011 was $845,982, as compared to $767,522 for 2010. A majority of the increase in fee income during 2011 as compared to 2010 was a result of higher product sales in the automotive market from one of our licensees. This licensee's sales levels exceeded its minimum annual royalty levels under its license agreement, thereby resulting in the amount of royalty fee income in excess of the minimum annual royalty being recognized as additional fee income.

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

     Operating expenses increased by $365,385 for 2011 to $3,618,635 from $3,253,250 for 2010. This increase was principally the result of increased payroll and related costs ($235,000), as well as higher directors fees and expenses ($70,000), and higher insurance costs ($48,000). Differences in the amount of directors fees recorded as expense by the Company are the result of the addition of two new directors in 2011. Included in operating expenses are $594,000 and $602,000 of non-cash stock and stock option compensation expense for 2011 and 2010, respectively.

     Research and development expenditures decreased by $13,965 to $1,390,689 for 2011 from $1,404,654 for 2010. This decrease was principally the result of lower payroll and non cash stock option compensation charges ($40,000) as well as lower allocated rent ($10,000) partially offset by higher insurance costs ($41,000). Included in research and development expenses are $108,000 and $170,000 of non-cash stock option compensation charges for 2011 and 2010, respectively.

     Investment income for 2011 was $29,274 as compared to $15,517 for 2010. The difference was due to higher cash balances available for investment which was invested in certificates of deposit bearing somewhat higher interest rates.

     As a consequence of the factors discussed above, the Company's net loss was $4,134,068 ($0.22 per share) for 2011 as compared to $3,874,865 ($0.22 per share) for 2010.

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

     Operating expenses increased by $69,758 for 2010 to $3,253,250 from $3,183,492 for 2009. This increase was principally the result of higher payroll and stock compensation charges ($193,000), as well as higher market costs ($36,000) and patent costs ($19,000), partially offset by lower allocated insurance costs ($57,000), lower director fees ($56,000) and lower professional fees ($54,000) relating to a non-recurring project. Included in operating expenses are $602,000 and $420,000 of non cash stock option compensation charges for 2010 and 2009, respectively.

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

     During 2011, the Company’s cash and cash equivalents balance decreased by $4,554,180 principally as a result of cash used for operations of $3,352,584, as well as net cash invested in certificates of deposit of $1,255,056. At December 31, 2011, the Company had working capital of $4,002,165 and total shareholders’ equity of $4,107,198.

     During 2010, the Company’s cash and cash equivalents balance increased by $3,197,010 principally as a result of cash proceeds from the sale of common stock of $6,409,376, partially offset by cash used for operations of $3,202,053.

     During 2009, the Company’s cash and cash equivalents balance increased by $1,393,022 principally as a result of cash proceeds from the sale of U.S. Treasury Securities of $2,299,496 as well as proceeds from the sale of common stock of $2,850,000 partially offset by cash used for operations of $3,732,527.

     The Company expects to use its cash to fund its research and development of SPD light valves, its expanded marketing initiatives, and for other working capital purposes. The Company’s working capital and capital requirements depend upon numerous factors, including the results of research and development activities, competitive and technological developments, the timing and cost of patent filings, the development of new licensees and changes in the Company’s relationships with its existing licensees. The degree of dependence of the Company’s working capital requirements on each of the foregoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements; the addition of new licensees may provide additional working capital or working capital requirements, and changes in relationships with existing licensees would have a favorable or negative impact depending upon the nature of such changes. Based upon existing levels of cash expenditures, existing cash reserves and budgeted revenues, the Company believes that it would not require additional funding until the second quarter of 2013. There can be no assurance that expenditures will not exceed the anticipated amounts or that additional financing, if required, will be available when needed or, if available, that its terms will be favorable or acceptable to the Company. Eventual success of the Company and generation of positive cash flow will be dependent upon the extent of commercialization of products using the Company’s technology by the Company’s licensees and payments of continuing royalties on account thereof. To date the Company has not generated sufficient revenue from its licensees to fund its operations.

Inflation

     The Company does not believe that inflation has a significant impact on its business.

Contractual Obligations

     The Company occupies premises under an operating lease agreement which expires on January 31, 2014 and requires minimum annual rent which rises over the term of the lease to approximately $177,000, plus tenant’s share of applicable taxes. These lease obligations are summarized over time as of December 31, 2011:

	Payments due by period
	<1 year	1-3 years	4-5 years	>5 years	Total
Operating lease obligations	$173,000	$208,000	$--	$--	$381,000

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

     None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

     As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company’s Chairman and its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, the Company's Chairman and its Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's periodic SEC filings. Our officers have concluded that as of December 31, 2011 our disclosure controls and procedures are designed, and are effective, to ensure that information required to be disclosed by our company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the commission’s rules and forms, and are also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. There were no changes in the Company's internal control over financial reporting during the quarterly period ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Based on our evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

     The effectiveness of our internal control over financial reporting as of December 31, 2011 has been independently audited by BDO USA, LLP, an independent registered public accounting firm, as stated in its report that is included herein.

ITEM 9B. OTHER INFORMATION

     None.

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors
Research Frontiers Incorporated
Woodbury, New York

     We have audited Research Frontiers Incorporated’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Research Frontiers Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

     In our opinion, Research Frontiers Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Research Frontiers Incorporated as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated March 13, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Melville, New York
March 13, 2012

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

     The other information required by this Item 10 is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Commission on or before April 27, 2012, in connection with the Company’s Annual Meeting of Stockholders scheduled to be held on June 14, 2012.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item 11 is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Commission on or before April 27, 2012, in connection with the Company’s Annual Meeting of Stockholders scheduled to be held on June 14, 2012. Notwithstanding anything to the contrary set forth herein or in any of the Company’s past or future filings with the SEC that might incorporate by reference the Company’s definitive Proxy Statement, in whole or in part, the report of the compensation committee and the stock price performance graph contained in such definitive Proxy Statement shall not be incorporated by reference into this Annual Report on Form 10-K or in any other such filings.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this Item 12 is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Commission on or before April 27, 2012, in connection with the Company’s Annual Meeting of Stockholders scheduled to be held on June 14, 2012.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

     The information required by this Item 13 is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Commission on or before April 27, 2012, in connection with the Company’s Annual Meeting of Stockholders scheduled to be held on June 14, 2012.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this Item 14 is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Commission on or before April 27, 2012, in connection with the Company’s Annual Meeting of Stockholders scheduled to be held on June 14, 2012.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) and (2) Financial Statements and Financial Statement Schedules

     The following consolidated financial statements of Research Frontiers Incorporated are filed under “Item 8. Financial Statements and Supplemental Data” of this Report.

Page
Report of Independent Registered Public Accounting Firm	F-1

Consolidated Financial Statements:

Consolidated Balance Sheets,
December 31, 2011 and 2010	F-2

Consolidated Statements of Operations,
Years ended December 31, 2011, 2010 and 2009	F-3

Consolidated Statements of Shareholders’ Equity,
Years ended December 31, 2011, 2010 and 2009	F-4

Consolidated Statements of Cash Flows,
Years ended December 31, 2011, 2010 and 2009	F-5

Notes to Consolidated Financial Statements	F-6

Schedule II - Valuation and Qualifying Accounts	F-19

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

10.5	Lease Agreement dated November 7, 1986, between the Company and Industrial & Research Associates Co. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1986 and incorporated herein by reference.

10.5.1	First Amendment to Lease dated November 26, 1991 between the Company and Industrial and Research Associates Co. Previously filed as an Exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 33-43768) declared effective by the Commission on December 17, 1991, and incorporated herein by reference.

10.5.2	Second Amendment to Lease dated March 11, 1994 between the Company and Industrial and Research Associates Co. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.

10.5.3	Third Amendment to Lease dated July 14, 1998 between the Company and Industrial and Research Associates Co. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference.

10.5.4	Fourth Amendment to Lease dated January 13, 2004 between the Company and Industrial and Research Associates Co. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference.

10.6	License Agreement effective as of August 2, 1995 between the Company and General Electric Company. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated August 2, 1995 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.7	License Agreement effective as of April 29, 1996 between the Company and Glaverbel, S.A. Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.8	License Agreement effective as of January 18, 1997 between the Company and Material Sciences Corporation. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated March 3, 1997 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.9	License Agreement effective as of March 31, 1997 between the Company and Hankuk Glass Industries, Inc. Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.10	License Agreement effective as of August 8, 1997 between the Company and Orcolite, a Unit of Monsanto Company. Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.11	License Agreement effective as of June 25, 1999 between the Company and Dainippon Ink and Chemicals, Incorporated. Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.12	License Agreement effective as of August 9, 1999 between the Company and Hitachi Chemical Co., Ltd. Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.13	License Agreement effective as of December 3, 1999 between the Company and Global Mirror GmbH & Co. KG. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.14	License Agreement effective as of December 13, 1999 between the Company and Global Mirror GmbH & Co. KG. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.15	License Agreement effective as of March 21, 2000 between the Company and ThermoView Industries, Inc. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.16	License Agreement effective as of May 23, 2000 between the Company and Polaroid Corporation. Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.17	License Agreement effective as of February 16, 2001 between the Company and AP Technoglass Co. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.18	License Agreement effective as of March 21, 2001 between the Company and InspecTech Aero Service, Inc. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.19	License Agreement effective as of March 28, 2001 between the Company and Film Technologies International, Inc. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.20	License Agreement effective as of November 29, 2001 between the Company and Avery Dennison Corporation. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.21	License Agreement effective as of February 4, 2002 between the Company and BOS GmbH & Co. KG. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.22	License Agreement effective as of March 11, 2002 between the Company and Isoclima S.p.A. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.23	License Agreement effective as of July 2, 2002 between the Company and Isoclima S.p.A. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.24	License Agreement effective as of August 19, 2002 between the Company and Razor’s Edge Technologies, Inc. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.25	License Agreement effective as of October 7, 2002 between the Company and American Glass Products (Glass Technology Investment Ltd.). Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.26	License Agreement effective as of October 7, 2002 between the Company and SPD Systems, Inc. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.27	License Agreement effective as of October 24, 2002 between the Company and Cricursa Cristales Curvados S.A. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.28	License Agreement effective as of December 9, 2002 between the Company and BRG Group, Ltd. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.29	License Agreement effective as of December 13, 2002 between the Company and Laminated Technologies Inc. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.30	License Agreement effective as of April 17, 2003 between the Company and Custom Glass Corporation. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.31	License Agreement effective as of May 2, 2003 between the Company and Air Products and Chemicals, Inc. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.32	License Agreement effective as of May 30, 2003 between the Company and Kerros Limited. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.33	License Agreement effective as of June 6, 2003 between the Company and Traco, Inc. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.34	License Agreement effective as of June 16, 2003 between the Company and Saint-Gobain Glass France S.A. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.35	License Agreement effective as of August 1, 2003 between the Company and Vision (Environmental Innovation) Limited. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.36	License Agreement effective as of November 13, 2003 between the Company and Innovative Glass Corporation. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.37	License Agreement effective as of December 11, 2003 between the Company and Leminur Limited. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.38	License Agreement effective as of March 25, 2004 between the Company and Pilkington plc. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.39	License Agreement effective as of April 5, 2004 between the Company and SmartGlass Ireland Ltd. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.40	License Agreement effective as of April 8, 2004 between the Company and Prelco Inc. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.41	License Agreement effective as of April 13, 2004 between the Company and E. I. Dupont De Nemours and Company. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.42	License Agreement effective as of September 3, 2004 between the Company and Nippon Sheet Glass Co., Ltd. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.43	License Agreement effective as of October 25, 2005 between the Company and SPD Control Systems Corporation. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated October 31, 2005 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.44	License Agreement effective as of March 30, 2006 between the Company and Dainippon Ink and Chemicals. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated April 4, 2006 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.45	License Agreement effective as of May 11, 2006 between the Company and Asahi Glass Company. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated May 15, 2006 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.46	License Agreement effective as of May 19, 2007 between the Company and SmartGlass International Ltd. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated March 19, 2007 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.47	License Agreement effective as of October 16, 2007 between Research Frontiers Incorporated and Glass Wholesalers, Ltd. d/b/a Craftsman Fabricated Glass, Ltd. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated October 18, 2007, and incorporated herein by reference.

10.48	License Agreement effective as of December 14, 2007 between Research Frontiers Incorporated and AGC Flat Glass Europe SA. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated December 17, 2007 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.49	License Agreement effective as of February 21, 2008 between Research Frontiers Incorporated and GKN Aerospace Transparency Systems Inc. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated March 5, 2008 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.50	License Agreement effective as of September 29, 2008 between Research Frontiers Incorporated and PPG Industries, Inc. (now known as Pittsburgh Glass Works, LLC). Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated October 6, 2008 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.51	License Agreement effective as of September 10, 2009 between Research Frontiers Incorporated and Pilkington Group Ltd. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated September 15, 2009 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.52	License Agreement effective as of January 25, 2010 between Research Frontiers Incorporated and Vision Systems. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated January 25, 2010 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.53	License Agreement effective as of February 8, 2010 between Research Frontiers Incorporated and ID Research Pty Ltd. (iGlass). Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated February 16, 2010 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.54	License Agreement effective as of December 13, 2010 between Research Frontiers Incorporated and Diamond Sea-Glaze Manufacturing Ltd. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated December 14, 2010 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.55	License Agreement effective as of December 22, 2010 between Daimler AG, Research Frontiers Incorporated and SPD Control Systems Corp. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated February 9, 2011 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

14	Code of Ethics of Research Frontiers Incorporated. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and incorporated herein by reference.

21	Subsidiaries of the Registrant - SPD Enterprises, Inc.

23	Consent of BDO USA, LLP - Filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Joseph M. Harary - Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Seth L. Van Voorhees - Filed herewith.

32.1	Section 1350 Certification of Joseph M. Harary - Filed herewith.

32.2	Section 1350 Certification of Seth L. Van Voorhees - Filed herewith.

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
____________________

*	Executive Compensation Plan or Arrangement.

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

Dated: March 13, 2012

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Position	Date
/s/ John H. Derby	Director	March 13, 2012
John H. Derby

/s/ Gregory G. Grimes	Director	March 13, 2012
Gregory G. Grimes

/s/ M. Philip Guthrie	Director	March 13, 2012
M. Philip Guthrie

/s/ Joseph M. Harary	Director, President, CEO	March 13, 2012
Joseph M. Harary

/s/ Seth L. Van Voorhees	Vice President, CFO, Treasurer	March 13, 2012
Seth L. Van Voorhees

/s/ Richard Hermon-Taylor	Director	March 13, 2012
Richard Hermon-Taylor

/s/ Victor F. Keen	Director	March 13, 2012
Victor F. Keen

/s/ Robert L. Saxe	Director, Chairman	March 13, 2012
Robert L. Saxe

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors
Research Frontiers Incorporated
Woodbury, New York

We have audited the accompanying consolidated balance sheets of Research Frontiers Incorporated as of December 31, 2011 and 2010 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we have also audited the schedule as listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Research Frontiers Incorporated at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Research Frontiers Incorporated’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Melville, New York
March 13, 2012

RESEARCH FRONTIERS INCORPORATED
Consolidated Balance Sheets
December 31, 2011 and 2010

Assets	2011	2010
Current assets:
Cash and cash equivalents	$2,403,364	$6,957,544
Short-term Investments	1,255,056	---
Royalty receivables, net of reserves of $92,723 in 2011
and $162,723 in 2010	334,050	380,177
Prepaid expenses and other current assets	169,634	118,099
Note receivable, SPD Control Systems	150,000	---
Total current assets	4,312,104	7,455,820

Fixed assets, net	82,428	109,768
Note receivable, SPD Control Systems	---	150,000
Deposits and other assets	22,605	69,103
Total assets	$4,417,137	$7,784,691

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$96,146	$51,938
Accrued expenses and other	188,793	235,301
Deferred revenue	25,000	25,000
Total current liabilities	309,939	312,239

Commitments (note 9)

Shareholders’ equity:
Common stock, par value $0.0001 per share; authorized 100,000,000 shares, issued and outstanding 18,544,355 and 18,281,973 shares for
2011 and 2010	1,854	1,828
Additional paid-in capital	88,513,630	87,744,842
Accumulated deficit	(84,408,286)	(80,274,218)

Total shareholders’ equity	4,107,198	7,472,452

Total liabilities and shareholders’ equity	$4,417,137	$7,784,691

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED
Consolidated Statements of Operations
Years ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Fee income	$845,982	$767,522	$709,811

Operating expenses	3,618,635	3,253,250	3,183,492
Research and development	1,390,689	1,404,654	1,549,707
	5,009,324	4,657,904	4,733,199
Operating loss	(4,163,342)	(3,890,382)	(4,023,388)
Net investment income	29,274	15,517	20,627
Net loss	$(4,134,068)	$(3,874,865)	$(4,002,761)

Basic and diluted net loss
per common share	$(0.22)	$(0.22)	$(0.25)

Weighted average number of
common shares outstanding	18,538,041	17,321,360	16,065,248

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED
Consolidated Statements of Shareholders’ Equity
Years ended December 31, 2011, 2010 and 2009

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balance, December 31, 2008	15,442,834	$1,544	$77,267,233	$(72,396,592)	$4,872,185
Issuance of common stock	780,831	78	2,849,922	--	2,850,000
Issuance of stock for
services performed	299,950	30	445,883	--	445,913
Unvested restricted stock
terminated employee	(888)	--	--	--	--
Net loss	--	--	--	(4,002,761)	(4,002,761)
Balance, December 31, 2009	16,522,727	1,652	80,563,038	(76,399,353)	4,165,337

Issuances of common stock	1,718,746	172	6,409,204	--	6,409,376
Issuance of stock for
services performed	40,500	4	772,600	--	772,604
Net loss	--	--	--	(3,874,865)	(3,874,865)
Balance, December 31, 2010	18,281,973	1,828	87,744,842	(80,274,218)	7,472,452

Issuances of common stock	60,382	6	65,971	--	65,977
Issuance of restricted stock
for services performed	202,000	20	702,817	--	702,837
Net loss	--	--	--	(4,134,068)	(4,134,068)
Balance, December 31, 2011	18,544,355	$1,854	$88,513,630	$(84,408,286)	$4,107,198

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED
Consolidated Statements of Cash Flows
Years ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Cash flows from operating activities:
Net loss	$(4,134,068)	$(3,874,865)	$(4,002,761)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	39,857	44,315	40,077
Stock based compensation	702,837	772,604	445,913
Recovery of uncollectible royalty receivables	(70,000)	(23,845)	(17,106)
Change in assets and liabilities:
Royalty receivables	116,127	(129,841)	(80,598)
Prepaid expenses and other current assets	(5,037)	20,861	(28,724)
Accounts payable and accrued expenses	(2,300)	3,716	(128,172)
Deferred revenue	--	--	25,000
Deposits and other assets	--	(14,998)	13,844
Net cash used in operating activities	(3,352,584)	(3,202,053)	(3,732,527)

Cash flows from investing activities:
Purchases of fixed assets	(12,517)	(10,313)	(23,947)
Purchase of investments	(2,255,056)	--	--
Proceeds from sale of investment	1,000,000	--	2,299,496
Net cash (used in) provided by investing activities	(1,267,573)	(10,313)	2,275,549

Cash flows from financing activities:
Net proceeds from issuances of common stock
and exercise of options and warrants	65,977	6,409,376	2,850,000

Net cash provided by financing activities	65,977	6,409,376	2,850,000

Net (decrease) increase in cash and cash equivalents	(4,554,180)	3,197,010	1,393,022

Cash and cash equivalents at beginning of year	6,957,544	3,760,534	2,367,512
Cash and cash equivalents at end of year	$2,403,364	$6,957,544	$3,760,534

Non Cash Financing and Investing Activities
Cashless Exercise of Stock Options:	$276,750	$--	$--

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

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

     The Company has historically utilized its cash and the proceeds from the sale of its investments to fund its research and development of SPD light valves, for marketing initiatives, and for other working capital purposes. The Company’s working capital and capital requirements depend upon numerous factors, including the results of research and development activities, competitive and technological developments, the timing and cost of patent filings, and the development of new licensees and changes in the Company’s relationships with its existing licensees. The degree of dependence of the Company’s working capital requirements on each of the foregoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements; the addition of new licensees may provide additional working capital or working capital requirements, and changes in relationships with existing licensees would have a favorable or negative impact depending upon the nature of such changes. There can be no assurance that expenditures will not exceed the anticipated amounts or that additional financing, if required, will be available when needed or, if available, that its terms will be favorable or acceptable to the Company. Eventual success of the Company and generation of positive cash flow will be dependent upon the commercialization of products using the Company’s technology by the Company’s licensees and payments of continuing royalties on account thereof. To date, the Company has not generated sufficient revenue from its licensees to fund its operations.

(2) Summary of Significant Accounting Policies

     (a) Cash and Cash Equivalents

     The Company considers securities purchased with original maturities of three months or less to be cash equivalents. Cash equivalents consist of short-term investments in money market accounts at December 31, 2011 and 2010.

     Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. All of our non-interest bearing cash balances were fully insured at December 31, 2011 and 2010 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible non-interest bearing accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits. Interest-bearing amounts on deposit in excess of federally insured limits at December 31, 2011 approximated $3 million.

     (b) Short-term Investments

     The Company classifies investments in marketable securities as trading, available-for-sale or held-to-maturity at the time of purchase and periodically re-evaluates such classifications. Trading securities are carried at fair value, with unrealized holding gains and losses included in earnings. Held-to-maturity securities are recorded at cost and are adjusted for the amortization or accretion of premiums or discounts over the life of the related security. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss) until realized. In determining realized gains and losses, the cost of securities sold is based on the specific identification method. Interest and dividends on the investments are accrued at the balance sheet date. At December 31, 2011 all investments were classified as held to maturity and consisted of the following:

Certificates of Deposit	Maturity	Value of Held to Maturity
Investment	Date	Investments (based on cost)
$1,000,000	6-28-12	$1,005,056
$250,000	9-29-12	$250,000
		$1,255,056

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

     Fee income represents amounts earned by the Company under various license and other agreements (note 8) relating to technology developed by the Company. During 2011 five licensees accounted for 32%, 15%, 12%, 11% and 6%, respectively of fee income recognized for the year. During 2010 five licensees accounted for 13%, 11%, 10%, 10% and 10%, respectively of fee income recognized for the year. During 2009, three licensees accounted for 29%, 21% and 18%, respectively of fee income recognized during the year.

     (f) Basic and Diluted Loss Per Common Share

     Basic earnings (loss) per share excludes any dilution. It is based upon the weighted average number of common shares outstanding during the period. Dilutive earnings (loss) per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company’s dilutive loss per share equals basic loss per share for each of the years in the three-year period ended December 31, 2011 because all common stock equivalents (i.e., options and warrants) were antidilutive in those periods. The number of options and warrants that were not included because their effect is antidilutive was 1,973,906, 2,443,108, and 2,511,341, for 2011, 2010, and 2009, respectively.

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

     In accordance with ASC Topic 740 (FIN 48), we recognize tax benefits only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in tax returns that do not meet these recognition and measurement standards. We classify accrued interest and penalties related to any unrecognized tax benefits in our income tax provision. At December 31, 2011 and 2010, we do not have accrued interest and penalties related to any unrecognized tax benefits. We do not believe we have any uncertain tax positions as of December 31, 2011 and 2010.

     The tax years subject to examination by major tax jurisdictions include the years 2007 and forward by the U.S. Internal Revenue Service and certain states. The Company is not currently being audited by any tax jurisdiction.

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

     In connection with the stock options and restricted stock grants, the Company charged $719,811, $696,888 and $421,430 to operations during the years ended December 31, 2011, 2010 and 2009, respectively. In lieu of higher cash compensation, the Company granted 175,000 and 9,000 warrants to consultants during 2009. These warrants vest ratably over 59 and 24 months respectively. These warrants are valued at fair value at the time that the related services are provided using the Black Scholes method and marked to market quarterly using the Black Scholed method. The Company incurred a (benefit) charge to operations of ($16,974), $75,716 and $24,483 for 2011, 2010 and 2009, respectively in connection with these warrants.

     (m) Restricted Stock

     Compensation cost for restricted stock is measured using the quoted market price of the Company's common stock at the date the common stock is granted, The compensation cost is recognized over the period between the issue date and the date any restrictions lapse. Restricted stock is included in total common shares outstanding upon the lapse of any restrictions.

     (n) Impairment of Long-Lived Assets

     The Company reviews long-lived assets to determine whether an event or change in circumstances indicates the carrying value of the asset may not be recoverable. The Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets and any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flows analysis at the lowest level for which identifiable cash flows exist. If impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the fair value of the asset. Fair value is the amount at which the asset could be bought or sold in a current transaction between a willing buyer and seller other than in a forced or liquidation sale and can be measured as the asset’s quoted market price in an active market or, where an active market for the asset does not exist, the Company’s best estimate of fair value based on discounted cash flow analysis. Assets to be disposed of by sale are measured at the lower of carrying amount or fair value less estimated costs to sell.

     (o) Recent Accounting Pronouncements

New Accounting Standards

     In May 2011, FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. (GAAP and IFRSs.” ASU 2011-04 amends Topic 820 to provide common fair value measurement and disclosure requirements in U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and International Financial Reporting Standards. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurement, as well as providing guidance on how fair value should be applied where its use is already required or permitted by other standards within U.S. GAAP. ASU No. 2011-04 is to be applied prospectively, and early adoption is not permitted. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The adoption of ASU No. 2011-04 is not expected to have a material impact on our results of operations or our financial position.

     In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 provides for additional disclosures of both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The amendments in this Update are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods, and disclosures required by these amendments should be provided retrospectively for all comparative periods presented. The adoption of ASU 2011-11 is not expected to have a material impact on our results of operations or our financial position.

     (p) Fair Value Measurements

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

     Financial assets accounted for at fair value on a recurring basis at December 31, 2011 and 2010, include cash and cash equivalents of approximately $2.4 million and $7.0 million, respectively, as well as short term investments of $1.3 million in 2011. These assets are carried at fair value based on quoted market prices for identical securities (Level 1 inputs).

(3) Note Receivable from SPD Control Systems

     On May 9, 2007, the Company began participating in the funding of the ongoing development of automotive controllers by SPD Control Systems Corp., a licensee of the Company (“SPD Control Systems”). This development work is to produce the electronic controllers to operate SPD-Smart automotive windows and glass roof systems for one or more of the top five automotive makers in the world. The Company’s funding of this project is reflected in the form of a senior secured convertible promissory note (the “Note”) of SPD Control Systems held by Research Frontiers’ wholly-owned subsidiary, SPD Enterprises Inc. (“SPD Enterprises”). The Note bears interest at 10% per annum, is secured by all of the assets (including intellectual property) of SPD Control Systems, and is convertible at the option of SPD Enterprises into common stock of SPD Control Systems at an initial conversion price of $0.50 per share. This conversion price is adjustable downward to result in the issuance to SPD Enterprises of additional shares of SPD Control Systems common stock under certain conditions. The Note provides for funding of up to $150,000 by SPD Enterprises based upon the achievement of certain development milestones by SPD Control Systems. As of December 31, 2011 and 2010, the principal amount outstanding under this Note was $150,000. Interest receivable under this Note was $61,450 and $46,498 at December 31, 2011 and 2010 and is included with other current assets (2011) and other assets (2010) in the accompanying balance sheet. As part of a broader agreement between SPD Control Systems and the Company, effective May 9, 2010, the maturity date of this Note was extended to May 9, 2012 and the applicable conversion price for the Note was specified as $0.25 per share of SPD Control Systems stock through May 9, 2012 and $0.10 per share thereafter.

(4) Fixed Assets

     Fixed assets and their estimated useful lives as of December 31, 2011 and 2010, are as follows:

	2011	2010	Estimated useful life
Equipment and furniture	$1,290,083	$1,279,459	5 years
Leasehold Improvements	437,427	435,534	Life of lease or estimated life of asset if shorter

	1,727,510	1,714,993
Less accumulated depreciation
and amortization	1,645,082	1,605,225
	$82,428	$109,768

(5) Accrued Expenses and Other

     Accrued expenses consist of the following at December 31, 2011 and 2010:

	2011	2010
Payroll, bonuses and related benefits	$134,384	$134,941
Professional services	35,040	43,685
Deferred rent	19,006	24,945
Marketing consultants	--	23,017
Other	363	8,713
	$188,793	$235,301

(6) Income Taxes

     There was no income tax expense in 2011, 2010 and 2009 due to losses incurred by the Company.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2011 and 2010 are presented below.

	2011	2010
Deferred tax assets:
Depreciation	$91,000	$86,000
Capital loss carryforward	--	312,000
Allowance for bad debts	37,000	65,000
Net operating loss carryforwards	22,516,000	21,817,000
Stock option expense	1,051,000	1,051,000
Research and other credits	1,008,000	998,000
Other temporary differences	15,000	15,000
Total gross deferred tax assets	24,718,000	24,344,000
Less valuation allowance	(24,718,000)	(24,344,000)
	$--	$--

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

     At December 31, 2011, the Company had a net operating loss carryforward for federal income tax purposes of $55,000,000, varying amounts of which will expire in each year from 2012 through 2031. Research and other credit carryforwards of $1,008,000 are available to the Company to reduce income taxes payable in future years principally through 2031. Net operating loss carryforwards of $3,333,000 and research and other credit carryforwards of $75,000 are scheduled to expire during fiscal 2012, if not utilized.

(7) Shareholders’ Equity

     (a) Common Stock

     On August 3, 2009, the Company announced that a group of accredited investors invested $2.85 million in the Company. The investors received 780,831 shares of Research Frontiers common stock at a price of $3.65 per share which was the closing market price of Research Frontiers stock on July 28, 2009, the day the transaction was priced. In addition, the investors in this stock offering received 156,161 five-year warrants to purchase Research Frontiers common stock at a price of $6.00 per share. These securities were sold pursuant to Research Frontiers’ effective shelf-registration statement filed with the SEC. Warrants issued are five year warrants at an exercise price of $5 per share for the March 3, 2010 offering, $6.25 per share for the September offerings and $6.75 for the December offering. See 7(b)(ii).

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

*Net of fees of $9,277

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

     In 2008, the shareholders approved the Company’s 2008 Equity Incentive Plan which provides for the granting of both incentive stock options at the fair market value at the date of grant and nonqualified stock options at the fair market value at the date of grant to employees or non-employees who, in the determination of the Board of Directors, have made or may make significant contributions to the Company in the future. The Company may also award stock appreciation rights, restricted stock, or restricted stock units under this plan. The Company initially reserved 750,000 shares of its common stock for issuance under this plan, and 811,708 options and other awards were available for issuance under this plan as of December 31, 2011.

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

     The Company granted no options during 2011 and 2009. The Company granted 176,000 fully vested options during 2010 and recorded non-cash share-based compensation of $406,560. There was no share-based compensation recorded in 2011 and 2009. The Company valued these 2010 grants using the Black-Scholes option pricing model with the following assumptions:

Fair value on grant date	$2.31
Expected dividend yield	--
Expected volatility	76%
Risk free interest rate	2.57%
Expected term of the option	5 years

Activity in stock options is summarized below:

			Weighted
			Average
	Number	Weighted	Remaining
	of Shares	Average	Contractual	Aggregate
	Subject to	Exercise	Term	Intrinsic
	Option	Price	(Years)	Value
Balance at December 31, 2008	2,459,980	$12.92
Granted	--	$--
Cancelled	(448,800)	$8.87
Exercised	--	$--
Balance at December 31, 2009	2,011,180	$13.82	3.9	$--
Granted	176,000	$3.69
Cancelled	(452,981)	$18.90
Exercised	--	$--
Balance at December 31, 2010	1,734,199	$11.64	4.3	$281,600
Granted	--	$--
Cancelled	(379,550)	$20.43
Exercised	(85,000)	$3.72
Balance at December 31, 2011	1,269,649	$9.48	4.2	$--

All options are exercisable at December 31, 2011.

     During 2007 the Company issued options to consultants to purchase 31,500 shares of common stock at a weighted average exercise price of $14.79 per share. The Company recorded $63,206 (included with expense of options granted to employees and directors) of non-cash expense in connection with the issuance of these options during 2009. The Company had no option related expense in 2010 and 2011.

     During 2011 an employee was to make a payment of $276,750 for exercising 75,000 options but instead he forfeited 29,270 options which would have been exercisable at a fair market value of $276,896 and delivered the difference in cash.

     During 2011, the Company received $65,977 in proceeds from the exercise of options.

     (ii) Warrants

     Activity in warrants is summarized below:

	Number of
	Shares Underlying	Weighted Average
	Warrants Granted	Exercise Price
Balance at December 31, 2008	167,500	$7.50-9.00
Exercised	--	$--
Terminated	(7,500)	$8.98
Issued	340,161	$6.00
Balance at December 31, 2009	500,161	$6.00-9.00
Exercised	--	$--
Terminated	(135,000)	$7.50
Issued	343,748	$5.91
Balance at December 31, 2010	708,909	$5.00-9.00
Exercised	(4,652)	$5.64
Terminated	--	$--
Issued	--	$--
Balance at December 31, 2011	704,257	$5.00-9.00

Warrants generally expire from five to ten years from the date of issuance. At December 31, 2011, the number of warrants exercisable was 610,924 at a weighted average exercise price of $6.07 per share.

The Company also granted 175,000 and 9,000 warrants at an exercise price of $6.00 and $5.00 respectively to consultants during 2009. These warrants vest ratably over 59 and 24 months, respectively. These warrants are valued at fair value at the time that the related services are provided using the Black-Scholes method and marked to market quarterly using the Black Scholes method. The Company incurred a (benefit) charge of ($16,974), $75,716 and $24,483 for 2011, 2010 and 2009, respectively in connection with these warrants.

     (c) Restricted Stock Grant

     During 2011, the Company granted 63,000 and 139,000 shares of common stock to directors and employees respectively. The market price of each share on the date of grant was $5.20. All of the shares granted to the directors, as well as 3,000 shares granted to certain employees, vested immediately upon grant. The remaining 136,000 shares issued vest ratably over the next 36 months. During 2010, the Company granted a total of 40,500 shares of restricted common stock to three directors. The market price of each share on the date of grant was $3.69. These shares were fully vested on the date of grant. During 2009, the Company granted 100,000, 199,700 and 250 shares of restricted common stock to its directors, employees and a consultant, respectively. All of the shares granted to the directors and the consultant, as well as 1,200 shares granted to employees vested immediately upon grant. The remaining 198,500 shares vest ratably over the 36 months subsequent to the grant date. In connection with a termination of employment, 888 shares were cancelled in 2009. The market value per share on the date of grant was $2.14. At December 31, 2011, 2010 and 2009, 90,667, 65,768 and 131,535, respectively, of these grants remain unvested. The Company recorded total non-cash share-based compensation expense of $702,837, $366,044, and $445,913 for the years ended December 31, 2011, 2010 and 2009, respectively.

(8) License and Other Agreements

     The Company has entered into a number of license agreements covering various products using the Company’s SPD technology. Some of these license agreements are limited to specific counties and/or markets. Licensees of Research Frontiers who incorporate SPD technology into end products pay Research Frontiers an earned royalty of 5-15% of net sales of licensed products under license agreements currently in effect, and may also be required to pay Research Frontiers fees and minimum annual royalties. Licensees who sell products or components to other licensees of Research Frontiers do not pay a royalty on such sale; Research Frontiers will collect such royalty from the licensee incorporating such products or components into their own end-products. Research Frontiers’ license agreements typically allow the licensee to terminate the license after some period of time, and give Research Frontiers only limited rights to terminate before the license expires. Most licenses are non-exclusive and generally last as long as our patents remain in effect.

(9) Commitments

     The Company has an employment agreement with one of its officers which provides for an annual base salary of $425,000 and with another officer which provides for an annual base salary of $300,000, both for calendar year 2012.

     The Company has a defined contribution profit sharing (401K) plan covering employees who have completed one year of service. Contributions are made at the discretion of the Company. The Company did not make any contributions to this plan for 2011, 2010 or 2009.

     The Company occupies premises under an operating lease agreement which expires on January 31, 2014. At December 31, 2011, the approximate minimum annual future rental commitments under this lease for the next five years are as follows:

2012:	$173,000
2013:	$192,000
2014:	$16,000
2015:	$--
2016:	$--

     Rent expense, including other occupancy related expenses, amounted to approximately $172,000, $198,000, and $197,000 for 2011, 2010, and 2009, respectively.

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

(11) Selected Quarterly Financial Data (Unaudited)

	Quarter
2011	First	Second	Third	Fourth
Fee income	$144,441	$140,407	$207,200	$353,934
Operating loss (2)	(1,593,220)	(923,394)	(812,400)	(834,328)
Net loss (2)	(1,589,281)	(919,122)	(801,840)	(825,825)
Basic and diluted net loss
per common share (1)	(.09)	(.05)	(.04)	(.04)

2010	First	Second	Third	Fourth
Fee income	$127,011	$161,229	$137,702	$341,580
Operating loss (2)	(1,669,488)	(727,416)	(753,336)	(742,142)
Net loss (2)	(1,665,769)	(723,650)	(749,391)	(736,055)
Basic and diluted net loss
per common share (1)	(.10)	(.04)	(.04)	(.04)

     (1) Since per share information is computed independently for each quarter and the full year, based on the respective average number of common shares outstanding, the sum of the quarterly per share amounts does not necessarily equal the per share amounts for the year.

     (2) The Company incurred higher costs in the first quarter of 2011 and 2010 relating primarily to approximately $475,000 and $606,000 respectively of non-cash stock compensation costs on fully vested restricted stock and $175,000 and $105,000, respectively, in directors fees.

SCHEDULE II

RESEARCH FRONTIERS INCORPORATED
VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2011, 2010, and 2009

	Balance at	Charged to			Balance
	beginning	costs and			at end
	of period	expenses	Deductions		of period
Description

Allowance for uncollectible royalty receivables:

December 31, 2011	$162,723	$0	$70,000	*	$92,723

December 31, 2010	$186,568	$0	$23,845	*	$162,723

December 31, 2009	$203,674	$2,894	$20,000	*	$186,568

*Recovery of previously reserved receivables.