Form 10-Q
period 2012-03-31
RESEARCH FRONTIERS INC
filed 2012-05-07
CIK 793524

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2012   Commission File No. 1-9399

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
Yes [   ]       No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 7, 2012, there were outstanding 18,907,555 shares of Common Stock, par value $0.0001 per share.

RESEARCH FRONTIERS INCORPORATED

Consolidated Balance Sheets

	March 31	December 31
	2012	2011
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$1,831,744	$2,403,364
Short term investments	1,257,553	1,255,056
Royalty receivables, net of reserves of $92,723 in both periods	442,561	334,050
Prepaid expenses and other current assets	692,970	169,634
Note receivable SPD Control Systems	--	150,000
Total current assets	4,224,828	4,312,104

Fixed assets, net	76,387	82,428
Deposits and other assets	22,605	22,605
Total assets	$4,323,820	$4,417,137

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$127,457	$96,146
Deferred revenue	187,500	25,000
Accrued expenses and other current liabilities	241,123	188,793
Total liabilities	556,080	309,939

Commitments and Contingencies

Shareholders' equity:
Capital stock, par value $0.0001 per share;
authorized 100,000,000 shares, issued and outstanding
18,907,555 and 18,544,355 shares, respectively	1,891	1,854
Additional paid-in capital	88,977,474	88,513,630
Accumulated deficit	(85,211,625)	(84,408,286)

Total shareholders' equity	3,767,740	4,107,198

Total liabilities and shareholders' equity	$4,323,820	$4,417,137

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Consolidated Statements of Operations

(Unaudited)

	Three months ended
	March 31, 2012	March 31, 2011
Fee income	$482,578	$144,441

Operating expenses	1,439,393	1,325,690

Research and development	477,738	411,971

	1,917,131	1,737,661

Operating loss	(1,434,553)	(1,593,220)

Net investment income	17,817	3,939

Loss before income tax benefit	(1,416,736)	(1,589,281)

Income tax benefit	613,397	--

Net loss	$(803,339)	$(1,589,281)

Basic and diluted
net loss per common share	$(.04)	$(.09)

Basic and diluted
weighted average number of
common shares outstanding	18,907,555	18,518,748

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
	March 31, 2012	March 31, 2011
Cash flows from operating activities:
Net loss	$(803,339)	$(1,589,281)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	8,500	9,678
Stock-based compensation	463,881	474,978
Recovery of uncollectible royalty receivable	--	(30,000)
Changes in assets and liabilities:
Royalty receivables	(108,511)	215,408
Prepaid expenses and other assets	(598,239)	25,206
Deferred revenue	162,500	224,203
Accounts payable and accrued expenses	83,641	1,360

Net cash used in operating activities	(791,567)	(668,448)

Cash flows from investing activities:
Purchase of fixed assets	(2,459)	(2,284)
Change in short term investments	(2,497)	--
Note receivable and interest on SPD Control Systems	224,903	--
Net cash provided by (used in)
investing activities	219,947	(2,284)

Cash flows from financing activities:
Net proceeds from the exercise of options or warrants	--	65,977
Net cash provided by financing activities	--	65,977

Net decrease in cash and cash equivalents	(571,620)	(604,755)

Cash and cash equivalents at beginning of year	2,403,364	6,957,544

Cash and cash equivalents at end of period	$1,831,744	$6,352,789

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K relating to Research Frontiers Incorporated (the “Company”) for the fiscal year ended December 31, 2011.

Business

Research Frontiers Incorporated (“Research Frontiers” or the “Company”) operates in a single business segment which is engaged in the development and marketing of technology and devices to control the flow of light. Such devices, often referred to as “light valves” or suspended particle devices (SPDs), use colloidal particles that are either incorporated within a liquid suspension or a film, which is usually enclosed between two sheets of glass or plastic having transparent, electrically conductive coatings on the facing surfaces thereof. At least one of the two sheets is transparent. SPD technology, made possible by a flexible light-control film invented by Research Frontiers, allows the user to instantly and precisely control the shading of glass/plastic manually or automatically. SPD technology has numerous product applications, including: SPD-Smart™ windows, sunshades, skylights and interior partitions for homes and buildings; automotive windows; sunroofs, sun-visors, sunshades, rear-view mirrors, instrument panels and navigation systems; aircraft windows; eyewear products; and flat panel displays for electronic products. SPD-Smart light control film is now being developed for, or used in, architectural, automotive, marine, aerospace and appliance applications.

The Company has historically utilized its cash and the proceeds from the sale of its investments to fund its research and development of SPD light valves, for marketing initiatives, and for other working capital purposes. The Company’s working capital and capital requirements depend upon numerous factors, including the results of research and development activities, competitive and technological developments, the timing and cost of patent filings, and the development of new licensees and changes in the Company’s relationships with its existing licensees. The degree of dependence of the Company’s working capital requirements on each of the forgoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements; the addition of new licensees may provide additional working capital or working capital requirements, and changes in relationships with existing licensees would have a favorable or negative impact depending on the nature of such changes. There can be no assurance that expenditures will not exceed the anticipated amounts or that additional financing, if required, will be available when needed or, if available, that’s its terms will be favorable or acceptable to the Company. Eventual success of the Company and generation of positive cash flow will be dependent upon the commercialization of products using the Company’s technology by the Company’s licensees and payments of continuing royalties on account thereof. To date, the Company has not generated sufficient revenue from its licensees to fund its operations.

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

Fee Income

Fee income represents amounts earned by the Company under various license and other agreements relating to technology developed by the Company. During the first three months of 2012, four licensees of the Company accounted for approximately 69%, 5%, 5%, and 4%, respectively, of fee income recognized during such period. During the first three months of 2011, five licensees of the Company accounted for approximately 17%, 17%, 16%, 11% and 9%, respectively, of fee income recognized during such period.

Stock-Based Compensation

GAAP requires that all stock-based compensation be recognized as an expense in the financial statements and that such costs be measured at the fair value of the award.

On March 1, 2012, the Company granted options covering 30,000 shares to a consultant. These options vest ratably over the next 24 months and are marked to market quarterly using the Black Scholes method. During the three months ended March 31, 2012, $2,557 was charged to operations reflecting the fair value of the options using the Black Scholes method with the following assumptions:

Risk free interest rate	1.1%
Option Life	5 years
Volatility	73%

During the three months ended March 31, 2012, the Company granted 363,200 shares of restricted common stock to its directors and employees. Directors received 96,500 of these shares of restricted common stock. All of the shares granted to the directors, as well as 5,100 shares granted to employees, vested immediately upon grant. The remaining 261,600 shares vest ratably over the 36 months following grant. The market value per share on the date of grant was $3.38. In connection with these grants, as well as prior grants that are not yet fully vested, the Company charged $463,881 and $474,978 to operations during the three months ended March 31, 2012 and 2011.

The Company also granted 175,000 warrants at an exercise price of $6.00 to consultants during 2009. These warrants vest ratably over 59 months. These warrants are valued at fair value at the time that the related services are provided using the Black-Scholes method and marked to market quarterly using the Black Scholes method. The Company incurred a (benefit) charge of ($14,700), and $16,998 during the three months ended March 31, 2012 and 2011, respectively in connection with these warrants.

No options were granted during the first three months of 2011.

As of March 31, 2012, remaining unamortized compensation costs in connection with these grants was $1,232,115 which will be recognized over the next 33 month period.

Income Taxes

Since inception, the Company has incurred losses from operations and as a result has not recorded income tax expense. Benefits related to net operating loss carryforwards and deferred items have been fully reserved since it was not more likely than not that the Company would achieve profitable operations.

The Company applied for state research and development refundable credits for the years ended December 31, 2006 through 2009. In April 2012, the Company received $448,297 relating to these credits for the years 2006 through 2008. The Company expects to collect an additional $165,100 relating to these credits for the year ended December 31, 2009. The Company currently does not expect to collect additional credits for subsequent years. In connection with these refundable credits $613,397 has been included with prepaid expenses and other current assets in the accompanying balance sheet as of March 31, 2012. In addition, $61,340 is included with accrued expenses and other current liabilities on the accompanying balance sheet as of March 31, 2012 relating to professional fees to be paid associated with securing these refundable credits.

Equity

During the three months of 2011 the Company received proceeds of $65,977 in connection with the exercises of outstanding options and warrants.

Investments

The Company classifies investments in marketable securities as trading, available-for-sale or held-to-maturity at the time of purchase and periodically re-evaluates such classifications. Trading securities are carried at fair value, with unrealized holding gains and losses included in earnings. Held-to-maturity securities are recorded at cost and are adjusted for the amortization or accretion of premiums or discounts over the life of the related security. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss) until realized. In determining realized gains and losses, the cost of securities sold is based on the specific identification method. Interest and dividends on the investments are accrued at the balance sheet date. At March 31, 2012 and December 31, 2011, all investments were classified as held to maturity and consisted of the following:

Certificate of Deposit:

           Amounts as of March 31, 2012:

Investments	Maturity	Value of Held to Maturity
Amount	Date	Investments (based on cost)
$1,000,000	6-28-12	$1,007,553
$250,000	9-29-12	$250,000
		$1,257,553

           Amounts as of December 31, 2011:

Investments	Maturity	Value of Held to Maturity
Amount	Date	Investments (based on cost)
$1,000,000	6-28-12	$1,005,056
$250,000	9-29-12	$250,000
		$1,255,056

Note Receivable from SPD Control Systems

On May 9, 2007, the Company began participating in the funding of the ongoing development of automotive controllers by SPD Control Systems Corp., a licensee of the Company. This development work is to produce the electronic controllers to operate SPD-Smart automotive windows and glass roof systems for one or more of the top five automotive makers in the world. The Company’s funding of this project is reflected in the form of a senior secured convertible promissory note (the “Note”) of SPD Control Systems Corp. held by Research Frontiers’ wholly-owned subsidiary, SPD Enterprises Inc. The note bears interest at 10% per annum, is secured by all of the assets (including intellectual property) of SPD Control Systems. The Note provided for funding of up to $150,000 by SPD Enterprises based upon the achievement of certain development milestones by SPD Control Systems. As part of a broader agreement between SPD Control Systems and the Company, effective as of May 9, 2010, the maturity date of this Note was extended to May 9, 2012 and the applicable conversion price for the Note was specified as $0.25 per share of SPD Control Systems stock through May 9, 2012 and $0.10 per share thereafter. On March 30, 2012 SPD Control Systems paid Research Frontiers $224,903 in full payment of the principal and accrued interest on the note.

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

Financial assets accounted for at fair value on a recurring basis at March 31, 2012 include cash, cash equivalents and short term investments of approximately $3.1 million. These assets are carried at fair value based on quoted market prices for identical securities (Level 1 inputs).

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Critical Accounting Policies

The following accounting policies are important to understanding our financial condition and results of operations and should be read as an integral part of the discussion and analysis of the results of our operations and financial position. For additional accounting policies, see note 2 to our consolidated financial statements, "Summary of Significant Accounting Policies,” filed with our form 10-K for December 31, 2011.

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

Results of Operations

Three month periods ended March 31, 2012 and 2011

     The Company’s fee income from licensing activities for the three months ended March 31, 2012 was $482,578, as compared to $144,441 for the three months ended March 31, 2011. Most of the increase in fee income during this period was a result of higher product sales in the automotive market from one of our licensees. This licensee’s sales levels exceeded its minimum annual royalty levels by $237,128 under its license agreement, thereby resulting in the amount of royalty fee income in excess of the minimum annual royalty being recognized as additional fee income for the three months ended March 31, 2012.

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

     Operating expenses increased by $113,703 for the three months ended March 31, 2012 to $1,439,393 from $1,325,690 for the three months ended March 31, 2012. This increase was the result of higher payroll costs ($105,000) and professional fees ($77,000) partially offset by lower marketing and public relations costs ($73,000). Included in operating expenses are $424,000 and $444,000 of non-cash stock and option compensation charges for 2012 and 2011, respectively relating to common stock and options granted to directors, employees and consultants.

     Research and development expenditures increased by $65,767 to $477,738 for three months ended March 31, 2012 from $411,971 for the three months ended March 31, 2011. This increase was principally the result of higher payroll and non-cash compensation charges of ($53,000) as well as higher material costs ($24,000) partially offset by lower allocated rent, utility, office and insurance costs ($10,000). Included in research and development expenses are $40,000 and $31,000 of non-cash stock and option compensation charges for the three months ended March 31, 2012 and 2011, respectively.

     The Company’s net investment income for the three months ended March 31, 2012 was $17,817, as compared to net investment income of $3,939 for the three months ended March 31, 2011. This difference was primarily due to interest earned on: (i) invested balances, and (ii) the interest on the Note from SPD Control Systems.

     The Company recorded an income tax benefit of $613,397 for the three months ended March 31, 2012. This benefit results from state research and development refundable credits that the Company applied for relating to the years ended December 31, 2006, 2007, 2008 and 2009. A refund of $448,297 was received in April 2012 and the remaining $165,100 is expected to be received. No income tax benefit or expense was recorded for the three months ended March 31, 2011.

     As a consequence of the factors discussed above, the Company's net loss was $803,339 ($0.04 per common share) for the three months ended March 31, 2012 as compared to $1,598,281 ($0.9 per common share) for the three months ended March 31, 2011.

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

     During the first three months of 2012, the Company's cash and cash equivalents balance decreased by $571,620 principally as a result of cash used for operations of $791,567. At March 31, 2012, the Company had working capital of $3,668,748 and total shareholders’ equity of $3,767,740.

     The Company expects to use its cash to fund its research and development, its expanded marketing initiatives, and for other working capital purposes. The Company’s working capital and capital requirements depend upon numerous factors, including the results of research and development activities, competitive and technological developments, the timing and cost of patent filings, the development of new licensees and changes in the Company’s relationships with its existing licensees. The degree of dependence of the Company’s working capital requirements on each of the foregoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements; the addition of new licensees may provide additional working capital or working capital requirements, and changes in relationships with existing licensees would have a favorable or negative impact depending upon the nature of such changes. Based upon existing levels of cash expenditures, existing cash reserves and budgeted revenues, the Company believes that it would not require additional funding until the third quarter of 2013. There can be no assurance that expenditures will not exceed the anticipated amounts or that additional financing, if required, will be available when needed or, if available, that its terms will be favorable or acceptable to the Company. Eventual success of the Company and generation of positive cash flow will be dependent upon the extent of commercialization of products using the Company’s technology by the Company’s licensees and payments of continuing royalties on account thereof.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information required by Item 3 has been disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. There has been no material change in the disclosure regarding market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We designed our disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2012, and, based on their evaluation, have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 6. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Joseph M. Harary - Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Seth L. Van Voorhees - Filed herewith.
32.1	Section 1350 Certification of Joseph M. Harary - Filed herewith.
32.2	Section 1350 Certification of Seth L. Van Voorhees - Filed herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: May 7, 2012