Form 10-Q
period 2012-06-30
RESEARCH FRONTIERS INC
filed 2012-08-07
CIK 793524

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2012      Commission File No. 1-9399

   RESEARCH FRONTIERS INCORPORATED
(Exact name of registrant as specified in charter)

Delaware	11-2103466
(State of incorporation or organization)	(IRS Employer
Identification No.)

240 Crossways Park Drive, Woodbury, N.Y.	11797
(Address of principal executive offices)	(Zip Code)

(516) 364-1902
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X ] No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ X ]
Non-accelerated filer	[ ]	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [     ] No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 7, 2012, there were 19,496,782 shares of Common Stock outstanding with a par value $0.0001 per share.

RESEARCH FRONTIERS INCORPORATED

Consolidated Balance Sheets

	June 30	December 31
	2012	2011
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$1,838,691	$2,403,364
Short term investments	1,050,000	1,255,056
Royalty receivables, net of reserves of $92,723 in both periods	537,251	334,050
Prepaid expenses and other current assets	50,962	169,634
Note receivable SPD Control Systems	--	150,000
Total current assets	3,476,904	4,312,104

Fixed assets, net	69,824	82,428
	--	--
Deposits and other assets	22,605	22,605

Total assets	$3,569,333	$4,417,137

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$174,451	$96,146
Deferred revenue	156,250	25,000
Accrued expenses and other	142,585	188,793
Total liabilities	473,286	309,939

Commitments and Contingencies

Shareholders' equity:
Capital stock, par value $0.0001 per share;
authorized 100,000,000 shares, issued and outstanding
18,907,555 and 18,544,355 shares, respectively	1,891	1,854
Additional paid-in capital	89,095,313	88,513,630
Accumulated deficit	(86,001,157)	(84,408,286)

Total shareholders' equity	3,096,047	4,107,198

Total liabilities and shareholders' equity	$3,569,333	$4,417,137

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Consolidated Statements of Operations

(Unaudited)

	Six months ended		Three months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Fee income	$933,406	$284,848	$450,828	$140,407

Operating expenses	2,291,591	2,062,402	852,217	736,713
Research and development	869,390	739,060	391,652	327,088
Total Expenses	3,160,981	2,801,462	1,243,869	1,063,801

Operating loss	(2,227,575)	(2,516,614)	793,041	(923,394)

Net investment income	21,307	8,211	3,490	4,272

Loss before income tax benefit	$(2,206,268)	$(2,508,403)	$(789,551)	$(919,122)

Income tax benefit	613,397	--	--	--

Net loss	$(1,592,871)	$(2,508,403)	$(789,551)	$(919,122)

Basic and diluted Net
loss per common share	$(.08)	$(.14)	$(.04)	$(.05)

Basic and diluted
weighted average number of
common shares outstanding	18,907,555	18,531,622	18,907,555	18,544,355

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
	June 30, 2012	June 30, 2011
Cash flows from operating activities:
Net loss	$(1,592,871)	$(2,508,403)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	17,122	19,569
Stock-based compensation	581,720	591,327
Recovery of uncollectible royalty receivable	--	(30,000)
Changes in assets and liabilities:
Royalty receivables	(203,201)	300,021
Prepaid expenses and other assets	43,769	50,826
Deferred revenue	131,250	164,885
Accounts payable and accrued expenses	(32,097)	(80,590)
Net cash used in operating activities	(990,114)	(1,492,365)

Cash flows from investing activities:
Purchase of fixed assets	(4,518)	(5,815)
Change in short term investments	205,056	(2,000,000)
Note receivable and interest on SPD Control Systems	224,903	--
Net cash provided by (used in)
investing activities	425,441	(2,005,815)

Cash flows from financing activities:
Net proceeds from the exercise of options or warrants	--	65,977
Net cash provided by financing activities	--	65,977

Net (decrease) increase in cash and cash equivalents	(564,673)	3,432,203

Cash and cash equivalents at beginning of year	2,403,364	6,957,544

Cash and cash equivalents at end of period	$1,838,691	$3,525,341

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K relating to Research Frontiers Incorporated (the “Company”) for the fiscal year ended December 31, 2011.

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

The Company has historically utilized its cash and the proceeds from the sale of its investments to fund its research and development of SPD light valves, for marketing initiatives, and for other working capital purposes. The Company’s working capital and capital requirements depend upon numerous factors, including the results of research and development activities, competitive and technological developments, the timing and cost of patent filings, and the development of new licensees and changes in the Company’s relationships with its existing licensees. The degree of dependence of the Company’s working capital requirements on each of the forgoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements; the addition of new licensees may provide additional working capital or working capital requirements, and changes in relationships with existing licensees would have a favorable or negative impact depending up the nature of such changes. There can be no assurance that expenditures will not exceed the anticipated amounts or that additional financing, if required, will be available when needed or, if available, that its terms will be favorable or acceptable to the Company. Eventual success of the Company and generation of positive cash flow will be dependent upon the commercialization of products using the Company’s technology by the Company’s licensees and payments of continuing royalties on account thereof. To date, the Company has not generated sufficient revenue from its licensees to fund its operations.

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

Fee Income

Fee income represents amounts earned by the Company under various license and other agreements relating to technology developed by the Company. During the first six months of 2012, five licensees of the Company accounted for approximately 69%, 5%, 5%, 4% and 3%, respectively, of fee income recognized during such period. During the first six months of 2011, five licensees of the Company accounted for approximately 18%, 18%, 16%, 11% and 9%, respectively, of fee income recognized during such period.

Stock-Based Compensation

GAAP requires that all stock-based compensation be recognized as an expense in the financial statements and that such costs be measured at the fair value of the award.

No options were granted during the first six months of 2011. On March 1, 2012, the Company granted options covering 30,000 shares to a consultant. These options vest ratably over the next 24 months and are marked to market quarterly using the Black Scholes method. During the six and three months ended June 30, 2012, $8,891 and $6,334 were respectively charged to operations reflecting the fair value of the options using the Black Scholes method with the following assumptions:

Risk free interest rate	1.1%
Option Life	5 years
Volatility	73%

During the first six months ended June 30, 2012, the Company granted 363,200 shares of common stock to its directors and employees. All of the 96,500 granted to the directors, as well as 5,100 shares granted to employees, vested immediately upon grant. The remaining 261,600 shares issued to employees vest ratably over the 36 months following grant. The market value per share on the date of grant was $3.38. In connection with these grants, as well as prior grants that are not yet fully vested, the Company charged $608,634 and $531,507 to operations during the six months ended June 30, 2012 and 2011 and $132,610 and $94,153 during the three months ended June 30, 2012 and 2011.

The Company also granted 175,000 warrants at an exercise price of $6.00 to consultants during 2009. These warrants vest ratably over 59 months. These warrants are valued at fair value at the time that the related services are provided using the Black-Scholes method and marked to market quarterly using the Black Scholes method in connection with these warrants. The Company incurred a (benefit) charge of ($35,805), and $59,820 during the six months ended June 30, 2012 and 2011, respectively and ($21,105) and $22,196 during the three months ended June 30, 2012.

As of June 30, 2012, remaining unamortized compensation costs in connection with these grants and warrants was $1,155,895 which will be recognized over the next 30 month period.

Income Taxes

Since inception, the Company has incurred losses from operations and as a result has not recorded income tax expense. Benefits related to net operating loss carryforwards and deferred items have been fully reserved since it was not more likely than not that the Company would achieve profitable operations.

The Company applied for state research and development refundable credits for the years ended December 31, 2006 through 2009. In April 2012, the Company received $613,397 relating to these credits for the years 2006 through 2009, which is reflected as income tax benefit in the accompanying statement of operation. The Company currently does not expect to collect additional credits for subsequent years. In addition, $61,340 is included in operating expenses on the accompanying statement of operation as of June 30, 2012 relating to professional fees to be paid associated with securing these refundable credits.

Equity

During the first six months of 2012 the Company did not receive any proceeds in connection with the exercises of outstanding options and warrants. During the first six months of 2011 the Company received proceeds of $65,977 in connection with the exercises of outstanding options and warrants.

Treasury Stock

The Company did not repurchase any of its stock during the six months ended June 30, 2012 or June 30, 2011.

Investments

The Company classifies investments in marketable securities as trading, available-for-sale or held-to-maturity at the time of purchase and periodically re-evaluates such classifications. Trading securities are carried at fair value, with unrealized holding gains and losses included in earnings. Held-to-maturity securities are recorded at cost and are adjusted for the amortization or accretion of premiums or discounts over the life of the related security. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss) until realized. In determining realized gains and losses, the cost of securities sold is based on the specific identification method. Interest and dividends on the investments are accrued at the balance sheet date. At June 30, 2012, all investments were classified as held to maturity and consisted of the following:

Certificate of Deposit:

Investments	Maturity	Value of Held to Maturity
Amount	Date	Investments (based on cost)
$250,000	9-29-12	$250,000
$300,000	10-6-12	$300,000
$500,000	12-29-12	$500,000
		$1,050,000

Note Receivable from SPD Control Systems

On May 9, 2007, the Company began participating in the funding of the ongoing development of automotive controllers by SPD Control Systems Corp., a licensee of the Company. This development work is to produce the electronic controllers to operate SPD-Smart automotive windows and glass roof systems for one or more of the top five automotive makers in the world. The Company’s funding of this project is reflected in the form of a senior secured convertible promissory note (the “Note”) of SPD Control Systems Corp. held by Research Frontiers’ wholly-owned subsidiary, SPD Enterprises Inc. The note bore interest at 10% per annum, was secured by all of the assets (including intellectual property) of SPD Control Systems. The Note provided for funding of up to $150,000 by SPD Enterprises based upon the achievement of certain development milestones by SPD Control Systems. As part of a broader agreement between SPD Control Systems and the Company, effective as of May 9, 2010, the maturity date of this Note was extended to May 9, 2012 and the applicable conversion price for the Note was specified as $0.25 per share of SPD Control Systems stock through May 9, 2012 and $0.10 per share thereafter. On March 30, 2012 SPD Control Systems paid Research Frontiers $224,903 in full payment of the principal and accrued interest on the note.

Subsequent Event

On July 30, 2012 a group of accredited investors purchased approximately $1.75 million of common stock in the Company. These investors received 589,227 shares of Research Frontiers common stock at a price of $2.97 per share which was the closing market price of Research Frontiers stock on July 30, 2012, the day the transaction was priced. In addition, the investors in this stock offering received 117,846 five-year warrants to purchase Research Frontiers common stock at a price of $4.45 per share. These securities were sold pursuant to Research Frontiers' effective shelf-registration statement filed with the SEC.

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

Financial assets accounted for at fair value on a recurring basis at June 30, 2012 include cash, cash equivalents and short term investments of approximately $2.9 million. The carrying value of these assets approximates fair value due to the short term maturity of these instruments.

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

Results of Operations

Six month periods ended June 30, 2012 and 2011

The Company’s fee income from licensing activities for the six months ended June 30, 2012 was $933,406, as compared to $284,848 for the six months ended June 30, 2011. Most of the increase in fee income during this period was a result of higher product sales in the automotive market from one of our licensees. This licensee’s sales levels exceeded its minimum annual royalty levels under its license agreement thereby resulting in the amount of royalty fee income of $646,724 being recognized as additional fee income for the six months ended June 30, 2012.

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

Operating expenses increased by $229,189 for the six months ended June 30, 2012 to $2,291,591 from $2,062,402 for the six months ended June 30, 2011. This increase was the result of higher payroll and related costs ($238,000) plus higher professional fees ($66,000) and patent costs ($14,000) partially offset by lower marketing ($101,000). Included in operating expenses are $507,000 and $535,000 of non-cash compensation charges for the first six months 2012 and 2011, respectively relating to common stock and options granted to directors, employees and consultants.

Research and development expenditures increased by $130,330 to $869,390 for the six months ended June 30, 2012 from $739,060 for the six months June 30, 2011. This increase was principally the result of higher payroll and related costs ($98,000) as well as higher materials and project costs ($22,000) and higher allocated insurance costs ($12,000). Included in research and development expenses are $74,000 and $57,000 of non cash compensation charges for the three months ended June 30, 2012 and 2011, respectively.

The Company’s net investment income for the six months ended June 30, 2012 was $21,307 as compared to $8,211 for the six months ended June 30, 2011. This difference was primarily due to interest earned on: (i) invested balances, and (ii) the interest on the Note from SPD Control Systems.

The Company recorded an income tax benefit of $613,397 for the six months ended June 30, 2012. This benefit results from state research and development refundable credits that the Company applied for related to the years ended December 31, 2006, 2007, 2008 and 2009. No income tax benefit or expense was recorded for the six months ended June 30, 2011.

As a consequence of the factors discussed above, the Company’s net loss was $1,592,871 ($0.08 per common share) for the six months ended June 30, 2012 as compared to $2,508,403 ($0.14 per common share) for the six months ended June 30, 2011.

Three month periods ended June 30, 2012 and 2011

The Company’s fee income from licensing activities for the three months ended June 30, 2012 was $450,828, as compared to $140,407 for the three months ended June 30, 2011. Most of the increase in fee income during this period was a result of higher product sales in the automotive market from one of our licensees.

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

Operating expenses increased by $115,404 for the three months ended June 30, 2012 to $852,217 from $736,713 for the three months ended June 30, 2011. This increase was the result of higher payroll ($133,000) and patent ($35,000) costs partially offset by lower director expenses ($17,000) and professional fees ($11,000). Included in operating expenses are $83,000 and $91,000 of non-cash compensation charges for the three months ended June 30, 2012 and 2011, respectively relating to common stock and options granted to directors, employees and consultants.

Research and development expenditures increased by $64,564 to $391,652 three months ended June 30, 2012 from $327,088 for the three months ended June 30, 2011. This increase was principally the result of higher payroll and non-cash compensation changes of ($45,000) as well as higher allocated insurance costs ($16,000). Included in research and development expenses are $34,000 and $26,000 of non-cash stock and option compensation charges for the three months ended June 30, 2012 and 2011, respectively relating to common stock and options granted to employees.

The Company’s net investment income for the three months ended June 30, 2012 was $3,490, as compared to net investment income of $4,272 for the three months ended June 30, 2011. This difference was primarily due to lower cash balance available for investments.

As a consequence of the factors discussed above, the Company's net loss was $789,551 ($0.04 per common share) for the three months ended June 30, 2012 as compared to $919,122 ($0.05 per common share) for the three months ended June 30, 2011.

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

During the first six months of 2012, the Company's cash and cash equivalents balance decreased by $564,673 principally as a result of cash used for operations of $990,114. At June 30, 2012, the Company had working capital of $3,003,618 and total shareholders’ equity of $3,096,047.

On July 30, 2012, a group of accredited investors invested approximately $1.75 million of common stock in the Company. The investors received 589,227 shares of Research Frontiers common stock at a price of $2.97 per share which was the closing market price of Research Frontiers stock on July 30, 2012, the day the transaction was priced. In addition, the investors in this stock offering received 117,846 five-year warrants to purchase Research Frontiers common stock at a price of $4.45 per share. These securities were sold pursuant to Research Frontiers' effective shelf-registration statement filed with the SEC.

The Company expects to use its cash to fund its research and development, its expanded marketing initiatives, and for other working capital purposes. The Company’s working capital and capital requirements depend upon numerous factors, including the results of research and development activities, competitive and technological developments, the timing and cost of patent filings, the development of new licensees and changes in the Company’s relationships with its existing licensees. The degree of dependence of the Company’s working capital requirements on each of the foregoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements; the addition of new licensees may provide additional working capital or working capital requirements, and changes in relationships with existing licensees would have a favorable or negative impact depending upon the nature of such changes. Based upon existing levels of cash expenditures, existing cash reserves and budgeted revenues, as well as the funding described above, the Company believes that it would not require additional funding until the second quarter of 2014. There can be no assurance that expenditures will not exceed the anticipated amounts or that additional financing, if required, will be available when needed or, if available, that its terms will be favorable or acceptable to the Company. Eventual success of the Company and generation of positive cash flow will be dependent upon the extent of commercialization of products using the Company’s technology by the Company’s licensees and payments of continuing royalties on account thereof.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information required by Item 3 has been disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. There has been no material change in the disclosure regarding market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We designed our disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2012, and, based on their evaluation, have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 7, 2012