Form 10-Q
period 2012-09-30
RESEARCH FRONTIERS INC
filed 2012-11-06
CIK 793524

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2012      Commission File No. 1-9399

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 6, 2012, there were 22,646,782 shares of Common Stock outstanding with a par value $0.0001 per share.

RESEARCH FRONTIERS INCORPORATED

Consolidated Balance Sheets

	Sept. 30, 2012	Dec. 31, 2011
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$7,965,754	$2,403,364
Short term investments	1,051,417	1,255,056
Royalty receivables, net of reserve of $92,723 in both periods	573,781	334,050
Prepaid expenses and other current assets	73,615	169,634
Note receivable SPD Control Systems	--	150,000
Total current assets	9,664,567	4,312,104

Fixed assets, net	66,929	82,428
Deposits and other assets	22,605	22,605

Total assets	$9,754,101	$4,417,137

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$143,420	$96,146
Deferred revenue	78,124	25,000
Accrued expenses and other	122,406	188,793
Total liabilities	343,950	309,939

Commitments and Contingencies

Shareholders' equity:
Capital stock, par value $0.0001 per share;
authorized 100,000,000 shares, issued and outstanding
21,396,782 and 18,544,355 shares, respectively	2,140	1,854
Additional paid-in capital	96,275,632	88,513,630
Accumulated deficit	(86,867,621)	(84,408,286)

Total shareholders' equity	9,410,151	4,107,198

Total liabilities and shareholders' equity	$9,754,101	$4,417,137

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Consolidated Statements of Operations

(Unaudited)

	Nine months ended		Three months ended
	Sept. 30, 2012	Sept. 30, 2011	Sept. 30, 2012	Sept. 30, 2011
Fee income	$1,405,292	$492,048	$471,886	$207,200

Operating expenses	3,263,891	2,741,042	972,300	678,640
Research and development	1,238,764	1,080,020	369,374	340,960
Total Expenses	4,502,655	3,821,062	1,341,674	1,019,600

Operating loss	(3,097,363)	(3,329,014)	(869,788)	(812,400)

Net investment income	24,631	18,771	3,324	10,560

Loss before income tax benefit	(3,072,732)	(3,310,243)	(866,464)	(801,840)

Income tax benefit	613,397	--	--	--

Net loss	$(2,459,335)	$(3,310,243)	$(866,464)	$(801,840)

Basic and diluted
loss per common share	$(.13)	$(.18)	$(.04)	$(.04)

Basic and diluted
weighted average number of
common shares outstanding	19,278,801	18,535,913	20,013,221	18,544,355

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	Sept. 30, 2012	Sept. 30, 2011
Cash flows from operating activities:
Net loss	$(2,459,335)	$(3,310,243)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	26,108	29,597
Stock-based compensation	787,538	695,827
Recovery of uncollectible royalty receivable	--	(30,000)
Changes in assets and liabilities:
Royalty receivables	(239,731)	255,222
Prepaid expenses and other assets	21,116	40,141
Deferred revenue	53,124	64,841
Accounts payable and accrued expenses	(19,113)	(44,632)
Net cash used in operating activities	(1,830,293)	(2,299,247)

Cash flows from investing activities:
Purchase of fixed assets	(10,609)	(8,726)
Change in short term investments	203,639	(2,000,000)
Note and interest receivable on SPD Control Systems	224,903	--
Net cash provided by (used in)
investing activities	417,933	(2,008,726)

Cash flows from financing activities:
Net proceeds from the sale of stock	6,974,750	--
Net proceeds from the exercise of options or warrants	--	65,977
Net cash provided by financing activities	6,974,750	65,977

Net increase (decrease) in cash and cash equivalents	5,562,390	(4,241,996)

Cash and cash equivalents at beginning of year	2,403,364	6,957,544

Cash and cash equivalents at end of period	$7,965,754	$2,715,548

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED
Notes to Consolidated Financial Statements
September 30, 2012
(Unaudited)

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K relating to Research Frontiers Incorporated (the “Company”) for the fiscal year ended December 31, 2011.

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

Fee Income

Fee income represents amounts earned by the Company under various license and other agreements relating to technology developed by the Company. During the first nine months of 2012, five licensees of the Company accounted for approximately 68%, 5%, 5%, 4% and 3%, respectively, of fee income recognized during such period. During the first nine months of 2011, five licensees of the Company accounted for approximately 26%, 15%, 14%, 10% and 8%, respectively, of fee income recognized during such period.

Stock-Based Compensation

GAAP requires that all stock-based compensation be recognized as an expense in the financial statements and that such costs be measured at the fair value of the award.

No options were granted during the first nine months of 2011. On March 1, 2012, the Company granted options covering 30,000 shares to a consultant. These options vest ratably over the next 24 months and are marked to market quarterly using the Black Scholes method. During the nine and three months ended September 30, 2012, $9,888 and $997 were respectively charged to operations reflecting the fair value of the options.

During the first nine months ended September 30, 2012, the Company granted 363,200 shares of common stock to its directors and employees. All of the 96,500 shares granted to the directors, as well as 5,100 shares granted to employees, vested immediately upon grant. The remaining 261,600 shares issued to employees vest ratably over the 36 months following grant. The market value per share on the date of grant was $3.38. In connection with these grants, as well as prior grants that are not yet fully vested, the Company charged $741,279 and $631,535 to operations during the nine months ended September 30, 2012 and 2011and $132,645 and $94,940 during the three months ended September 30, 2012 and 2011.

The Company also granted 175,000 warrants at an exercise price of $6.00 to consultants during 2009. These warrants vest ratably over 59 months. These warrants are valued at fair value at the time that the related services are provided using the Black-Scholes method and marked to market quarterly using the Black Scholes method. The Company incurred a charge of $36,371 and $64,292 during the nine months ended September 30, 2012 and 2011, respectively and a charge of $72,176 and $9,560 during the three months ended September 30, 2012 and 2011.

The fair value of options and warrants using the Black Scholes method were calculated using the following assumptions.

Risk free interest rate	0.3%
Option life	1-5 years
Volatility	51% - 53%

As of September 30, 2012, remaining unamortized compensation costs in connection with these grants and warrants was $1,045,759 which will be recognized over the next 27 month period.

Income Taxes

Since inception, the Company has incurred losses from operations and as a result has not recorded income tax expense. Benefits related to net operating loss carryforwards and deferred items have been fully reserved since it was not more likely than not that the Company would achieve profitable operations.

The Company applied for state research and development refundable credits for the years ended December 31, 2006 through 2009. In April 2012, the Company received $613,397 relating to these credits for the years 2006 through 2009, which is reflected as income tax benefit in the accompanying statement of operations. The Company currently does not expect to collect additional credits for years subsequent to 2009. In addition, $61,340 is included in operating expenses on the accompanying statement of operations for the nine months ended September 30, 2012 relating to professional fees paid in connection with securing these refundable credits.

Equity

During 2012 the Company sold, pursuant to an effective registration statement filed with the SEC, equity in the Company as follows:

Date	Shares issued	Warrants issued	Unit price	Proceeds
July 30, 2012	589,227	117,846	$2.97	$1,745,549	*
August 28, 2012	1,900,000	380,000	$2.97	$5,229,201	**

Total	2,489,227	497,846		$6,974,750

*Net of fees of $4,455

** Net of fees of $413,719

During the first nine months of 2011 the Company received proceeds of $65,977 in connection with the exercises of outstanding options and warrants.

Treasury Stock

The Company did not repurchase any of its stock during the three and nine months ended September 30, 2012 or September 30, 2011.

Investments

The Company classifies investments in marketable securities as trading, available-for-sale or held-to-maturity at the time of purchase and periodically re-evaluates such classifications. Trading securities are carried at fair value, with unrealized holding gains and losses included in earnings. Held-to-maturity securities are recorded at cost and are adjusted for the amortization or accretion of premiums or discounts over the life of the related security. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss) until realized. In determining realized gains and losses, the cost of securities sold is based on the specific identification method. Interest and dividends on the investments are accrued at the balance sheet date. At September 30, 2012, all investments were classified as held to maturity and consisted of the following:

Certificate of Deposit:

Investments	Maturity	Value of Held to Maturity
Amount	Date	Investments (based on cost)
$251,417	6-29-13	$251,417
$300,000	10-6-12	$300,000
$500,000	12-29-12	$500,000
		$1,051,417

Note Receivable from SPD Control Systems

On May 9, 2007, the Company began participating in the funding of the ongoing development of automotive controllers by SPD Control Systems Corp., a licensee of the Company. This development work is to produce the electronic controllers to operate SPD-Smart automotive windows and glass roof systems for one or more of the top five automotive makers in the world. The Company’s funding of this project is reflected in the form of a senior secured convertible promissory note (the “Note”) of SPD Control Systems Corp. held by Research Frontiers’ wholly-owned subsidiary, SPD Enterprises Inc. The Note bore interest at 10% per annum, was secured by all of the assets (including intellectual property) of SPD Control Systems. The Note provided for funding of up to $150,000 by SPD Enterprises based upon the achievement of certain development milestones by SPD Control Systems. As part of a broader agreement between SPD Control Systems and the Company, effective as of May 9, 2010, the maturity date of this Note was extended to May 9, 2012 and the applicable conversion price for the Note was specified as $0.25 per share of SPD Control Systems stock through May 9, 2012 and $0.10 per share thereafter. On March 30, 2012, SPD Control Systems paid Research Frontiers $224,903 in full payment of the principal and accrued interest on the note.

Subsequent Event

On October 3, 2012 the Company announced that it has entered into an agreement to sell 1,250,000 shares of its common stock, and warrants to purchase 250,000 shares of its common stock, to an institutional investor. Each share and corresponding warrant was sold at an aggregate price of $4.49, resulting in gross proceeds of approximately $5,612,500. The warrants are exercisable for a period of five years beginning on the six-month anniversary of the closing date at an exercise price of $6.73 per share (approximately 150% of the aggregate offering price).

The securities issued in this private placement have not been registered under the Securities Act of 1933, as amended, or any state securities laws, and were issued and sold in a private placement pursuant to Regulation D of the Securities Act. The Company has agreed to file a registration statement that covers the resale of the shares by the purchaser and the shares issuable upon exercise of the warrants.

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

Financial assets accounted for at fair value on a recurring basis at September 30, 2012 include cash, cash equivalents and short term investments of approximately $9.0 million. The carrying value of these assets approximates fair value due to the short term maturity of these instruments.

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

Results of Operations

Nine month periods ended September 30, 2012 and 2011

The Company’s fee income from licensing activities for the nine months ended September 30, 2012 was $1,405,292, as compared to $492,048 for the nine months ended September 30, 2011. Most of the increase in fee income during this period was a result of higher product sales in the automotive market from one of our licensees. This licensee’s sales levels exceeded its minimum annual royalty levels under its license agreement thereby resulting in the amount of royalty fee income of $962,610 being recognized as additional fee income for the nine months ended September 30, 2012.

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

Operating expenses increased by $522,849 for the nine months ended September 30, 2012 to $3,263,891 from $2,741,042 for the nine months ended September 30, 2011. This increase was the result of higher payroll and related costs ($482,000) plus higher professional fees ($69,000) and patent costs ($14,000) partially offset by lower marketing costs ($26,000). Included in operating expenses are $679,000 and $613,000 of non-cash compensation charges for the first nine months 2012 and 2011, respectively relating to common stock and options granted to directors, employees and consultants.

Research and development expenditures increased by $158,744 to $1,238,764 for the nine months ended September 30, 2012 from $1,080,020 for the nine months September 30, 2011. This increase was principally the result of higher payroll and related costs ($115,000) as well as higher materials and project costs ($43,000). Included in research and development expenses are $109,000 and $83,000 of non-cash compensation charges for the nine months ended September 30, 2012 and 2011, respectively.

The Company’s net investment income for the nine months ended September 30, 2012 was $24,631 as compared to $18,771 for the nine months ended September 30, 2011. This difference was primarily due to interest earned on invested balances, and the interest on the Note from SPD Control Systems.

The Company recorded an income tax benefit of $613,397 for the nine months ended September 30, 2012. This benefit results from state research and development refundable credits that the Company applied for related to the years ended December 31, 2006, 2007, 2008 and 2009. The Company does not currently expect to collect additional credits. No income tax benefit or expense was recorded for the nine months ended September 30, 2011.

As a consequence of the factors discussed above, the Company’s net loss was $2,459,335 ($0.13 per common share) for the nine months ended September 30, 2012 as compared to $3,310,243 ($0.18 per common share) for the nine months ended September 30, 2011.

Three month periods ended September 30, 2012 and 2011

The Company’s fee income from licensing activities for the three months ended September 30, 2012 was $471,886, as compared to $207,200 for the three months ended September 30, 2011. Most of the increase in fee income during this period was a result of higher product sales in the automotive market from one of our licensees.

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

Operating expenses increased by $293,660 for the three months ended September 30, 2012 to $972,300 from $678,640 for the three months ended September 30, 2011. This increase was the result of higher payroll ($253,000) and marketing costs of ($78,000) partially offset by lower patent ($27,000) and insurance ($10,000) costs. Included in operating expenses are $172,000 and $79,000 of non-cash compensation charges for the three months ended September 30, 2012 and 2011, respectively, relating to common stock and options granted to directors, employees and consultants.

Research and development expenditures increased by $28,414 to $369,374 three months ended September 30, 2012 from $340,960 for the three months ended September 30, 2011. This increase was principally the result of higher material costs (21,000) as well as higher payroll and non-cash compensation changes of ($17,000) as well as higher occupancy costs partially offset by lower allocated insurance costs ($22,000). Included in research and development expenses are $34,000 and $26,000 of non-cash compensation charges for the three months ended September 30, 2012 and 2011, respectively, relating to common stock and options granted to employees.

The Company’s net investment income for the three months ended September 30, 2012 was $3,324, as compared to net investment income of $10,560 for the three months ended September 30, 2011. This difference was primarily due to lower cash balance available for investments.

As a consequence of the factors discussed above, the Company's net loss was $866,464 ($0.04 per common share) for the three months ended September 30, 2012 as compared to $801,840 ($0.04 per common share) for the three months ended September 30, 2011.

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

During the first nine months of 2012, the Company's cash and cash equivalents balance increased by $5,562,390 principally as a result of $6,974,750 of net proceeds from the sale of common stock units which was partially offset by cash used for operations of $1,830,293. At September 30, 2012, the Company had working capital of $9,320,617 and total shareholders’ equity of $9,410,151.

During 2012 the Company sold, pursuant to the Company’s effective registration statement filed with the SEC, equity in the Company as follows:

Date	Shares issued	Warrants issued	Unit price	Proceeds
July 30, 2012	589,227	117,846	$2.97	$1,745,549	*
August 28, 2012	1,900,000	380,000	$2.97	$5,229,201	**

Total	2,489,227	497,846		$6,974,750

*Net of fees of $4,455

** Net of fees of $413,719

In addition, on October 2, 2012 the Company received net proceeds of approximately $5.3 million in connection with the sale of units aggregating 1,250,000 shares of the Company’s common stock and warrants to purchase 250,000 shares of common stock. The per unit price was $4.49.

The Company expects to use its cash to fund its research and development, its expanded marketing initiatives, and for other working capital purposes. The Company’s working capital and capital requirements depend upon numerous factors, including the results of research and development activities, competitive and technological developments, the timing and cost of patent filings, the development of new licensees and changes in the Company’s relationships with its existing licensees. The degree of dependence of the Company’s working capital requirements on each of the foregoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements; the addition of new licensees may provide additional working capital or working capital requirements, and changes in relationships with existing licensees would have a favorable or negative impact depending upon the nature of such changes. Based upon existing levels of cash expenditures, existing cash reserves and budgeted revenues as well as the funding described above, the Company believes that it would not require additional funding for the foreseeable future. There can be no assurance that expenditures will not exceed the anticipated amounts or that additional financing, if required, will be available when needed or, if available, that its terms will be favorable or acceptable to the Company. Eventual success of the Company and generation of positive cash flow will be dependent upon the extent of commercialization of products using the Company’s technology by the Company’s licensees and payments of continuing royalties on account thereof.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information required by Item 3 has been disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. There has been no material change in the disclosure regarding market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We designed our disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2012, and, based on their evaluation, have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the nine months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 6, 2012