Form 10-K
period 2012-12-31
RESEARCH FRONTIERS INC
filed 2013-03-12
CIK 793524

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of
THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012	Commission File Number 1-9399

RESEARCH FRONTIERS INCORPORATED
(Exact name of registrant as specified in its charter)

DELAWARE	11-2103466
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

240 CROSSWAYS PARK DRIVE
WOODBURY, NEW YORK	11797-2033
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (516) 364-1902

Securities registered pursuant to Section 12(b) of the Act:	Name of Exchange
Title of Class	on Which Registered
Common Stock, $0.0001 Par Value	The NASDAQ Stock
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [   ]  No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 29, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter), computed based on the closing sale price of $3.12 was $55,578,494. In making this computation, all shares known to be owned by directors and executive officers of the Company and all shares known to be owned by other persons holding in excess of 5% of the Company’s common stock have been deemed held by “affiliates” of the Company, and awards of restricted stock subject to vesting are assumed to have been fully issued and outstanding. Nothing herein shall prejudice the right of the Company or any such person to deny that any such director, executive officer, or stockholder is an “affiliate.”

On March 12, 2013 the registrant had 22,916,095 shares of Common Stock outstanding.

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

General

     As used herein, “we,” “us,” “our,” the “Company” or “Research Frontiers” means Research Frontiers Incorporated unless otherwise indicated. We develop and license our patented suspended particle device (“SPD-Smart”) light-control technology to other companies that manufacture and market either the SPD-Smart chemical emulsion, light-control film made from the chemical emulsion, lamination services, electronics to power end-products incorporating the film, or the end-products themselves such as “smart” windows, skylights and sunroofs. Research Frontiers currently has over 40 companies that, in the aggregate, are licensed to primarily serve four major SPD-Smart application areas (aerospace, architectural, automotive and marine products) in every country of the world.

     Research Frontiers was incorporated in New York in 1965 to continue early work that Dr. Edwin Land, founder of Polaroid Corporation, and others had done in the area of light-control beginning in the 1930s. Research Frontiers was reincorporated in Delaware in 1989. Since 1965, Research Frontiers has actively worked to develop and license its own SPD technology, which it protects using patents, trade secrets and know-how. Although patent and trade secret protection is not a guarantee of commercial success, Research Frontiers currently has approximately 290 patents that have issued worldwide. In addition, the Company has current patent applications in the US and other countries that if granted, would add a significant number of additional patents to its portfolio. The Company has and continues to devote significant resources to develop, license and protect its intellectual property position.

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

  Architectural commercial and residential windows, doors, skylights, and partitions for new construction, replacement, and retrofit applications;

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

     Beginning in late 2011, higher volume sales of SPD products commenced with the launch by Daimler AG of the Magic Sky Control™ all glass roof option on their Mercedes-Benz SLK and SL vehicles. This roof is made with Research Frontiers’ SPD-SmartGlass technology. Research Frontiers believes that within the different industry applications listed above, automotive sunroofs and all glass roofs such as the recently launched Magic Sky Control roof on the Mercedes-Benz SLK and SL, sunvisors and side and rear windows for vehicles, aircraft window shades and certain architectural applications will be the earliest adopters of the Company’s technology. The Company believes the largest and most predictable near and intermediate term market for its technology will be the automotive glass market.

     In addition to the product applications listed above, SPD-SmartGlass technology could offer potential benefits in the development of new flat panel displays, eyewear, and self-dimming automotive rear-view mirrors. However, such products will need significant product design, engineering or testing before an evaluation of the commercial potential of such SPD-SmartGlass products can be determined.

     Recent progress with regard to market development and commercialization activity has been the result of focused and active efforts by Research Frontiers and its key licensees who have invested in product development and improvements, production facilities, increased production capacity, durability, performance testing, quality control and assurance, and marketing programs. Licensees supplying film to end-product licensees have announced plans to establish new production capacity. Research Frontiers believes that with the normal progression of product and manufacturing improvements, and as licensees become more experienced at the lamination, fabrication and installation of SPD-Smart products for various applications, the adoption rates for SPD-Smart products will grow and accelerate, which we expect will increase the stream of royalty income for the Company.

     As part of their marketing and branding programs, many of our licensees have developed their own trademarks for SPD-Smart emulsion, film, and end-products and these are listed in their respective press releases, product brochures, advertising and other promotional materials. Research Frontiers uses the following trademarks: SPD-Smart™, SPD-SmartGlass™, VaryFast™, SPD-CleanTech™, SPD Clean Technology™, SmartGlass™, The View of the Future - Everywhere you Look™, Powered by SPD™, Powered by SPD-CleanTech™, Powered by SPD Clean Technology™, SG Enabled™, SPD Green and Clean™, SPD On-Board™, Speed Matters™, VariGuard™ and Visit SmartGlass.com - to change your view of the world™.

     In each of the last three fiscal years the Company devoted substantially all of its time to the development of one class of products, namely SPD-Smart light-control technology, and therefore revenue analysis by class is not provided herein. Information about our operation and those of our licensees is included below and in our financial statements and notes thereto.

     The Company does not believe that future sales will be seasonal in any material respect. The Company does not currently directly manufacture products on its own but rather depends on activities of its licensees. Due to the nature of the Company’s business operations and the fact that the Company is not presently a manufacturer, there is no backlog of orders for the Company’s products.

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

Employees

     On March 12, 2013 the Company had thirteen full-time employees, five of whom are technical personnel, and the rest of whom perform legal, finance, marketing, investor relations, and administrative functions. Of these employees, three have obtained doctorates in chemistry, one has a masters degree in chemistry, one has extensive industrial experience in electronics and electrical engineering, and one has majored in physics. Four employees also have additional postgraduate degrees in business administration, including one doctorate in organization and management. Also the Company’s suppliers and licensees have people on their teams with advanced degrees in a number of areas relevant to the commercial development of products using the Company’s technology. The success of the Company is dependent upon, among other things, the services of its senior management, the loss of which could have a material adverse effect upon the prospects of the Company.

Industry Trends

     While economic activity around the world is still slowly recovering from a severe downturn, there also are favorable converging global trends in the major near-term markets for SPD-Smart products. These trends are gaining momentum and strength. In both public and private sectors across the world, there are substantial efforts targeted toward the promotion and use of energy efficient materials, including those used in automobiles, windows and other architectural glazings, aircraft and boats. For example, as part of its sustainable design strategies, the architectural community is actively increasing the use of daylight harvesting and building automation systems to more effectively capture and control natural light as part of energy reduction strategies to offset electricity used by artificial lighting. In addition to design, aesthetic and other benefits, this expanded use of glass also supports a growing body of research which finds that the presence of and control over incoming natural light improves the well-being and productivity of individuals. Products using SPD-Smart light-control technology – sunroofs, windows, skylights, partitions and others – can play an important role in supporting these converging global trends.

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

     Some automakers have incorporated SPD-SmartGlass in concept vehicles, with some of these concept vehicles being exhibited at major auto shows:

  September 2012:

  BMW debut at the Paris Motor Show its new BMW Concept Active Tourer. This vehicle’s entire composite glass roof uses patented SPD-SmartGlass technology.

  March 2012:

  Mercedes-Benz debut at the Geneva International Motor Show its public evaluation of the Limited Edition Viano Pearl. The use of SPD-SmartGlass technology in roof glass and on its windows offers many benefits including enhanced privacy on-demand, improved security, and increased energy savings due to lower heat build-up within the vehicle.

  September 2011:

  Audi debuted its A2 concept car at the Frankfurt International Auto Show in Frankfurt, Germany. The A2 is an electric-powered passenger car equipped with a large SPD-Smart™ panoramic glass roof.

     SPD-SmartGlass has also been shown in armored automotive glass applications, and a new market is also beginning to develop for personalized custom conversions of automobiles for owners who wish to express themselves through the design of the cars they own and/or drive.

     For architectural applications, various market forces and the distinctive features of SPD-SmartGlass are having a positive influence on interest for SPD-Smart products. Many architects are specifying more glass in their designs to satisfy building occupants’ desire for greater connectedness with the outside environment. In addition, there is increasing interest in improving energy efficiency in both commercial and residential buildings. Various studies indicate that buildings in the United States and Europe now account for an estimated 39-40% of total energy use and upwards of 70% or more of electricity consumption. Many architects and building owners are striving for sustainable, “green” buildings that are highly energy-efficient, reduce environmental impact, and improve occupant health and well-being. In addition, the design community is increasingly interested in advanced daylighting systems in buildings that lower electrical lighting usage and reduce heating and cooling loads. Because of this, the ability to control light, glare and heat in these building applications is very important and advanced solutions often are needed to optimize operating efficiencies. SPD-Smart architectural products instantly and precisely provide shading, glare control and heat management solutions for offices and homes, especially when these products are available for new construction, replacement and retrofit projects. These products include insulated glass units, single-panel retrofits, unusually shaped glazings, and products with advanced fabrications such as those with ballistic- and blast-resistant capabilities.

     In the aerospace industry there is also a trend towards larger windows. In the “transport category” (primarily large commercial passenger aircraft) segment, the world's two largest aircraft manufacturers are both promoting the size of the windows in new aircraft platforms either already being delivered (e.g. Boeing 787) or in pre-production (e.g. Airbus A350). In the “general aviation” category (primarily private or chartered smaller aircraft) this trend is true as well, for example Gulfstream is promoting the size of the windows on the G650 platform. Several OEMs either already offer, or have announced their interest to include, electronic smart window shades in their aircraft – including Boeing, Airbus, Bombardier, Hawker Beechcraft, HondaJet and Nextant.

     SPD-Smart aircraft cabin windows have now been sold and installed on 30 different aircraft models, including turboprop airplanes (e.g. Hawker Beechcraft King Air), helicopters (e.g. Sikorsky S-92), general aviation jets (e.g. Bombardier Challenger), and commercial airline aircraft (Airbus A380 - Qantas Airlines has SPD-Smart window shades in first class lavatories in all of their A380s).

     Some aircraft manufacturers have incorporated SPD-Smart cabin windows in mockups, with some of these mockups being exhibited at major aviation shows:

  November 2011:

Bombardier Aerospace featured SPD-Smart aircraft windows in their CSeries aircraft cabin mock-up at the 2011 Dubai Airshow, equipping the business class windows in its mock-up with SPD-Smart aerospace windows.

  October 2012:

Honda Aircraft featured HondaJet, displayed SPD-Smart cabin windows at the 2012 National Business Aviation Association (NBAA) Annual Meeting & Convention.

     Electronic aircraft window shades may use SPD technology, or may use other smart window technologies such as liquid crystal or electrochromic technology. A window system using electrochromic technology was recently introduced in the Boeing 787. There have been concerns raised that this aircraft’s electronic dimmable windows are not dark enough for long haul flights, transmits too much heat into the cabin, and have a switching speed that is too slow.

     The Company believes its SPD technology offers important performance advantages over other technologies including faster, more uniform response time, greater light-blockage, maximum heat-rejection when the aircraft is parked on the ramp, and weight-savings. To date, SPD technology is also the only commercially available light-control smart window technology known to have passed the stringent safety and durability tests required by the aviation industry and to have received a Supplemental Type Certificate (STC) from the Federal Aviation Administration. Today SPD-Smart window shades are flying in 30 models of various aircraft including those used in commercial aviation, general aviation and military aviation. Two leading companies manufacturing electromechanical pleated window shades have announced new products that incorporate SPD dimmable windows into their designs.

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

     In January 2012, Freedonia Group (a leading market research firm) issued a global flat glass study that projects 6.0 percent annual growth for this market through 2016 (valued at $90 billion). This study indicated that Flat Glass demand over this time period will be influenced by favorable expectations in building construction. The Advanced Flat Glass market, a specialty segment of the Flat Glass market, is expected to grow at a faster rate.

Historical Background and Recent Developments

SPD-Smart Film Production

     An important material used in SPD-Smart end-products is SPD light-control film that varies the tint of glass or plastic. In early 2007, our licensee Hitachi Chemical began producing their initial SPD-Smart light-control film on their first factory line. During the second half of 2009, Hitachi Chemical announced that they had begun mass production on their new, larger capacity production line and expanded their annual production capacity to 400,000 square meters (over 4.3 million square feet). Unlike prior production lines, Hitachi Chemical’s new production line is dedicated exclusively to the production of SPD-Smart film. In July 2009, Hitachi Chemical launched its website dedicated to its SPD-Smart light control film and during 2009, Hitachi Chemical outlined in its press releases and public presentations that it plans to “accelerate the use of SPD film, which holds significant potential for growth” and noted that “SPD film is positioned as one of the key emerging products promoted by Hitachi Chemical to become a future leading product for the company.” Customers for Hitachi Chemical's SPD-Smart film are end-product licensees of Research Frontiers. These licensees receive the film, laminate it between glass or plastic substrates, and then fabricate end-products which are sold into various industries. Most end-product licensees pay Research Frontiers a royalty on the sale of these end-products that typically range from 10-15%.

     In 2010, Hitachi Chemical expanded its SPD film product portfolio by initiating commercial production of a “lighter” version of its film. Both the SPD “dark” and “light” films provide very high ranges of visible light transmission. SPD “dark” film has a range of approximately 0.5% to 55.0%, and SPD “light” film has a range of approximately 2% to 65%. This leads to contrast ratios (the ratio of clear to dark light transmission) of up to 110:1. The commercialization of both “dark” and “light” versions of SPD-film provides greater design and performance options for various end-product applications. In addition, in February 2012 the Company filed a patent application relating to the production of SPD-films with even higher light and dark transmission states than currently are available commercially.

     Two other companies are currently developing SPD-Smart light-control film under license from Research Frontiers using SPD-Smart emulsion. These two companies are licensed to sell SPD-Smart light-control film to other licensees of Research Frontiers.

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

     In September 2009, Pilkington Group Limited, a subsidiary of Nippon Sheet Glass (the world’s largest supplier of glass used in buildings and cars), expanded its license for SPD-Smart architectural products to include automotive end-products. In March 2011, Pilkington Automotive introduced its brand SPD-SmartGlass automotive glazing products known as Sundym Select™. Pilkington describes Sundym Select as providing “the highest level of solar protection available in any, mass produced, vehicle glazing to date.” Pilkington and its parent company Nippon Sheet Glass (also a licensee of Research Frontiers) are now supplying Sundym Select for the Mercedes-Benz SLK and SL Magic Sky Control roofs.

     In 2011, Daimler AG began using SPD-SmartGlass technology in its Magic Sky Control panoramic glass roof as an option on its new Mercedes-Benz 2012 SLK. In late 2011, Daimler AG also began offering its Magic Sky Control panoramic glass roof as an option on its new Mercedes-Benz 2013 SL. These SPD products allow drivers and passengers to change the tint of the car roof from dark to clear quickly with a touch of a button. The SLK and SL are the first large-scale series production vehicles to offer SPD-SmartGlass. The Research Frontiers licensees involved with the production of the Magic Sky Control roof for the SLK and SL include Hitachi Chemical, which manufactures the SPD-Smart light-control film in Japan. Automotive glass companies Nippon Sheet Glass in Japan and Pilkington in the UK and Germany then process and laminate Hitachi’s SPD film into the glass for the Magic Sky Control roof.

     In January 2010, Vision Systems acquired a license from the Company to manufacture and sell SPD-Smart products for markets including recreational vehicles, buses, trucks, mobile cranes and construction vehicles in all countries of Europe. In June 2011, Vision Systems SPD-Smart aircraft window shades were featured in the business class section of the Bombardier C Series aircraft mockup at the 49th International Paris Air Show (Le Bourget Airport in France). Vision Systems’ aerospace and ground transportation products were exhibited in October 2011 at the NBAA 2011 – the National Business Aviation Association’s 64th Annual Meeting and Convention (Las Vegas, Nevada) – where HondaJet also exhibited this licensees’ SPD-Smart products in its mock-up. During that month, SAFRA SAS exhibited bus roof glass produced with Vision Systems’ SPD-Smart Nuance product for the transportation industry at the 23rd National Meeting of Public Transport (Strasbourg, France), and another automotive OEM exhibited a skydome for a motorhome made with Vision Systems’ SPD-SmartGlass at the 46th Salon de Vehicules de Loisirs (Paris, France). In November 2011, Bombardier Aerospace featured Vision Systems’ SPD-Smart aircraft windows in CSeries aircraft cabin mock-up at the 2011 Dubai Airshow (Dubai, United Arab Emirates).

     Vision Systems announced in January 2012 that Notin, manufacturer of motorhomes and campers, has selected Visions Systems’ Nuance brand of SPD-SmartGlass for the skylight of Notin's Angara luxury motorhome. The SPD-Smart skylight is standard equipment on the Angara. In February 2012, Vision Systems’ SPD-Smart aerospace products were exhibited at the 2012 Singapore Airshow (Changi International Airport, Singapore). In July 2012, Vision Systems announced plans to add a dedicated SPD production facility in France and plans to establish a second production facility in the United States. Vision Systems exhibited its SPD-Smart transportation products at Transports Publics 2012, in June 2012, and in September it debuted its SPD-SmartGlass transportation products with multi-zone management at InnoTrans 2012.

     While the highest volume market for which SPD-Smart technology is being developed is new car production by the world’s automakers, the aftermarket upgrade market also presents near-term opportunities in the automotive market. Research Frontiers licensee American Glass Products (AGP) is offering its Vario Plus Sky SPD-SmartGlass to the automotive aftermarket.

     Within the automotive market, a potentially additional sector is the armored glass market. Armored glass (sometimes referred to as “transparent armor” and “bullet-resistant glass”) encompasses the military, non-military government, and civilian markets. In addition, SPD-Smart technology in this market not only provides the benefits of light-control and UV blockage, it also enhances security by introducing darker tints and privacy. A number of the Company’s licensees including American Glass Products, GKN, Isoclima and Pittsburgh Glass Works are recognized industry leaders in the armored glass market.

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

     At the 2011 Frankfurt International Auto Show (Frankfurt, Germany), auto manufacturer Mercedes-Benz exhibited its Viano Vision Pearl luxury concept van using SPD-SmartGlass™ technology. The Viano Vision Pearl luxury van on display featured SPD-SmartGlass technology in the three glass roof panels, the rear window, and four side windows. All of these glazings were supplied by Research Frontiers’ licensee Isoclima S.p.A. In September 2012, Isoclima debuted its CromaLite brand of SPD-SmartGlass railway windows at InnoTrans 2012, and in October it exhibited its VebLite brand of SPD-SmartGlass For military applications at the 2012 Land Warfare Conference. VebLite is Isoclima’s SPD-Smart solar control and privacy glazing product that functions like a venetian blind. It has multiple segments that provide instantly customizable shading fully controlled by the passenger and can be operated individually to create the effect of a shade being raised or lowered or moved to the side. This precisely controls where incoming heat and glare enter a military vehicle, and also controls where and to what degree people outside the vehicle can see into it.

SPD-Smart Architectural Products

     Research Frontiers and its licensees are currently working with multiple architectural customers to introduce SPD-Smart products including windows, skylights, partitions and doors. The architectural markets for these products are highly fragmented and in general have a high sensitivity to price. In the near term, the Company expects SPD-SmartGlass products primarily will be commercialized in specialty applications and/or sectors that value its distinctive performance attributes including fast switching speed regardless of window size, a very wide range of visible light transmission, infinite light-control between its dark and clear states, and availability in unusual shapes and sizes. Research Frontiers’ end-product licensees in this sector include: Advnanotech (ADV), American Glass Products (AGP), Asahi Glass, Cricursa Cristales Curvados, ID Research Pty Ltd, Innovative Glass, LTI SmartGlass, Prelco, Isoclima, Traco (a business unit of Alcoa), SmartGlass International Ltd. “iGlass”, and Tint-It JSC.

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

     In January 2011, SmartGlass International announced that a new study published by the Department of Engineering at the University of Cambridge concluded that SPD-Smart light-control windows are exceptionally energy efficient, reducing solar heat gain by as much as 90%. The Cambridge study indicated that the real-world testing “confirms theoretical predictions that SPD glass holds great energy saving potential and is a technology that can really help to reduce energy wastage of glass facades.” In addition to SPD-Smart technology, the Cambridge study discussed alternative dynamic glazing technologies that could be used in windows (e.g. electrochromics) and reported that SPD-Smart technology did not have the disadvantages that limited the potential of these alternative technologies. For example, the study cited that an electrochromic window that is 2.4 square meters can take up to 30 minutes to change from clear to dark.

     Research Frontiers licensee SmartGlass International has announced completion of several high visibility SPD-SmartGlass installations. During February 2012, the company announced installation of SPD-SmartGlass at CERN, the European Organization for Nuclear Research, which is one of the world’s largest and most respected centers for scientific research. SmartGlass International installed SPD-SmartGlass in CERN’s Globe of Science and Innovation that will house a permanent exhibition and is intended to serve as a venue for a wide range of activities, conferences and other events, In February 2011, SmartGlass International announced it supplied retrofit SPD-SmartGlass to five London television studios of the Associated Press. The SPD-SmartGlass used in these projects harvests daylight when it's needed, improves occupant comfort by providing controllable solar shading during peak light conditions, and preserves views. Just prior to this installation, it was announced that SmartGlass International installed retrofit SPD-SmartGlass panels at the set of “Daybreak,” the breakfast anchor program from ITV, one of the UK's largest commercial television networks.

     In November 2011, Research Frontiers licensee Innovative Glass Corporation was awarded two 2010 Crystal Achievement Awards for their smart window product line using our SPD-Smart light-control technology. In October 2010, their SPD-SmartGlass product was awarded WFX’s (Worship Facilities Conference & Expo) New Product award for Best Building System Material Product/Window. Innovative Glass has completed or is working on a variety of SPD-SmartGlass projects in the commercial, residential and institutional markets. In March 2013, Innovative Glass exhibited its SPD-SmartGlass architectural products at Glass Expo Northeast in Hauppauge, New York. Glass Expo Northeast is the region’s largest conference and trade show dedicated to the architectural glass and metal industry.

     In November 2012, licensee LTI Smart Glass exhibited SPD-SmartGlass at the 2012 ArchitectureBoston Expo (formerly known as Build Boston) architectural trade event. Known as a pioneer in the processing and laminating of electrified films, the LTI Smart Glass product line includes high-performance SPD-Smart ballistic- and blast-rated glazings, in addition to conventional SPD-Smart windows, doors, skylights and partitions.

     In February 2010, iGlass acquired a license from Research Frontiers granting it the right to manufacture and sell SPD-Smart architectural end-products in Australia, New Zealand and South Africa. The license also grants ID Research Pty Ltd the worldwide right to manufacture and sell SPD emulsion and film to end-product licensees of Research Frontiers. The license follows a $1.5 million grant to ID Research Pty Ltd from the Government of Victoria's Science Agenda (VSA) Investment Fund for “Electro Responsive Material Coatings for Switchable Automotive Tinted Glass.” The proceeds of this investment are to upgrade and modify the company’s factory to produce SPD light-control film.

SPD-Smart Aircraft Products

     Research Frontiers’ worldwide presence in the aviation industry includes five end-product licensees: GKN Aerospace, InspecTech Aero Service, IsoClima, SmartGlass International (in partnership with Schott AG) and Vision Systems. Research Frontiers, its licensees, and strategic partners of its licensees are currently working with “transport category” (primarily large commercial aircraft) and “general aviation category” (primarily private and chartered smaller aircraft) aerospace customers to introduce SPD-Smart aircraft products including windows and partitions. The SPD aviation infrastructure is actively working in both new aircraft production and aftermarket installation programs.

InspecTech Aero Service Inc.

     Research Frontiers' licensee InspecTech Aero Service Inc. markets its iShade brand of SPD-Smart windows to both the OEM new production segment and aftermarket segment of the aviation industry. Building on previously announced milestones including the selection by Hawker Beechcraft Corporation of InspecTech smart window shades for aftermarket installation on King Air aircraft, and receiving a Supplemental Type Certificate (STC) for all models of King Air aircraft by the FAA, InspecTech and its strategic partners are working with a growing number of aircraft manufacturers and their customers and are selling SPD-Smart dimmable windows for fixed wing aircraft and helicopters. InspecTech’s SPD-Smart products have been installed on 30 models of helicopters and commercial, corporate, and military aircraft.

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

     In 2012, InspecTech marked the 11-year anniversary of the world’s first dimmable aircraft windows. SPD-Smart iShades installed in 2001 are still in service, validating the superior durability of iShades over any other shading system. InspecTech’s SPD-Smart product line has evolved as a result of working closely with aircraft OEMs, private jet owners, and the changing certification requirements of the FAA. Recent improvements include:

  April 2011:

InspecTech announced a new model of its SPD-Smart iShade window, branded iShade iQ. This model, in addition to the light, glare and heat control, also reduces noise levels in the cabin.

  October 2012:

InspecTech announced improvements to its iShade iQ including a higher light transmission, greater contrast ratio, unprecedented optical clarity, superior acoustic and thermal insulation properties, and lighter weight.

  October 2012:

InspecTech announced enhancements to its electronics architecture used to control iShades to enable the SPD–Smart windows to switch to their clearest state in the event of a power loss – that was a request made by certain OEMs. InspecTech’s iShades now offer “the best of both worlds” - when unpowered on the ramp, the windows automatically switch to their darkest, maximum heat-rejecting state, and when in the air, they instantly switch to the clear state in the event of a loss of power.

     In March 2012, InspecTech’s strategic partner MSA Aircraft Products showcased SPD-Smart shades at the 2012 Aircraft Interiors Expo in Hamburg, Germany. MSA’s products combine InspecTech’s SPD-Smart iShade dimmable window with a pleated shade. The integration of InspecTech’s SPD-Smart iShade greatly enhances the flexibility and light-control capability now available to MSA Aircraft Products’ customers. MSA’s SPD-Smart products offer a combination of performance benefits in a single system – view preservation, variable shading, complete privacy, and a broader set of interior design options with the addition of a pleated shade. This integration highlights the creative potential and adaptability of SPD technology.

     In May, 2012, InspecTech’s strategic partner Lou Martin and Associates (LMA) showcased its SPD-Smart E3 Shades at the 2012 European Business Aviation Conference and Exhibition (EBACE) in Geneva. This aircraft cabin window shading system integrates LMA’s electromechanical pleated shade with InspecTech’s SPD-Smart iShade dimmable window. Aircraft owners and operators can maintain the soft fabrics and warm colors of LMA’s shades and benefit from the SPD-Smart film technology used in InspecTech’s iShades.

     At the end of 2012, InspecTech’s sales of its iShade brand of SPD-Smart dimmable windows had extended to installation on 30 different aircraft models, and its mature SPD-Smart dimmable windows had been on in-service aircraft for eleven years.

Vision Systems

     In November 2011, licensee Vision Systems exhibited its Nuance and Noctis brands of SPD-Smart aircraft cabin windows at the Dubai Airshow in Dubai, United Arab Emirates. Nuance and Noctis SPD-Smart aerospace windows offer instant and precise light-control at every level which provides OEMs and private aircraft owners a solar protection solution that enhances flying comfort and supports fuel efficiency. These electronically dimmable aircraft and helicopter window shades and cabin dividers are impact-resistant, completely silent, available in flat and curved surfaces, and can be controlled by the cabin management system or by passengers. Vision Systems’ Noctis SPD-Smart product line offers enhanced blackout solar protection and complete privacy.

     At the November 2011 Dubai Airshow, Vision Systems announced that Bombardier Aerospace was featuring Vision Systems’ SPD-Smart aircraft windows in Bombardier’s CSeries aircraft cabin mock-up. Bombardier equipped the business class windows in its mock-up with Vision Systems’ SPD-Smart Noctis aerospace windows. Developed for the 100- to 149-seat market segment, the CSeries family of aircraft is Bombardier’s all new mainline transport solution.

     In February 2012, Vision Systems’ SPD-Smart aerospace products were exhibited at the 2012 Singapore Airshow at Changi International Airport, Singapore. Eltra Aeronautics, a Visions Systems sales representative in Asia, featured Vision Systems’ SPD-Smart Nuance and Noctis products. Eltra Aeronautics is a leading aviation services company that offers airlines and MRO (Maintenance, Repair and Operations) organizations a wide range of aftermarket support services.

     In March 2012, Vision Systems announced that the company has invested over $750,000 to expand its existing factory in France to add a production facility dedicated to the manufacture of its SPD-Smart Nuance and Noctis aerospace and transportation windows and cabin dividers. To meet anticipated demand for its SPD-Smart products, Vision Systems also announced plans to establish a similar factory in the United States with production of SPD-Smart products commencing in 2013. Both facilities will have state-of-the-art equipment and processes to ensure the highest standards of product quality over larger production volumes.

     In March 2012, Vision Systems exhibited its SPD-Smart products at the 2012 Aircraft Interiors Expo in Hamburg, Germany. Vision Systems featured its Nuance and Noctis SPD-Smart windows, which were controlled using an app installed by the user on an Apple or Android device.

     In October 2012, Vision Systems featured its SPD-Smart Nuance and Noctis aircraft and helicopter window shades at the NBAA Annual Meeting and Convention, an also exhibited its SPD-Smart products and cabin management systems working with these products. The Nuance and Noctis dimmable windows were operated by VisiSmart, an application for personal electronic devices developed by Vision Systems. VisiSmart makes it possible for airlines to offer in-flight entertainment, and control of cabin management systems such as lighting, on passenger-owned handheld devices. The company also exhibited its SPD-Smart Nuance dimmable window combined with its Comfort Shade product for additional interior design options including colors.

     At the October 2012 NBAA, Vision Systems’ Nuance brand of SPD-Smart dimmable windows was featured in Honda Aircraft Company’s HondaJet aircraft cabin window mock-up. The HondaJet aircraft is currently scheduled to enter service in late 2013.

     In December 2012, Vision Systems exhibited its SPD-Smart electronically dimmable windows at the 2012 Middle East Business Aviation (MEBA) exhibition at Al Maktoum International Airport in Dubai, the United Arab Emirates.

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

Isoclima, S.p.A.

     In March 2012, at the 2012 Aircraft Interiors Expo in Hamburg, Germany, Isoclima S.p.A. announced that Isoclima’s CromaLite brand of SPD-Smart aerospace windows made their world premier. CromaLite is Isoclima’s SPD-Smart solar control glazing product and enables users to efficiently control the transmitted solar radiation in both the visible and the solar range. Dr. Alberto Bertolini, Executive Director of Isoclima, commented: “Our CromaLite brand of SPD-Smart window offers many valuable light-control benefits: instant shading, glare control, UV rejection, the desire for passenger comfort, and keeping aircraft cool when they are on the ground. We are very excited by the reactions we have received from OEMs and cabin designers who are here at the Aircraft Interiors Expo, and are excited about our growing portfolio of SPD-Smart CromaLite solutions for the transportation and architectural markets.”

     In July 2012, Research Frontiers marked the opening of the 2012 Farnborough International Airshow by announcing the availability of new SPD-Smart electronically dimmable aircraft windows with an unprecedented combination of instant switching speed, and light-, noise- and heat-blocking capabilities. The latest generation provides the aircraft industry's only complete solution to managing in real-time the environmental challenges that outside conditions inflict on the cabin interior and passengers including light, glare, heat and noise.

Level of darkness:

Solar radiation onboard aircraft is extreme, and requires a dimmable window that creates an environment dark enough for passengers to sleep, even during daylight hours. Research Frontiers licensees now offer SPD-Smart windows that can be set to block over 99.96% of incoming light – achieving cabin blackout conditions whenever desired – to meet the needs of OEMs and their customers.

Switching speed:

Whenever a passenger wants relief from glare, SPD-Smart aircraft windows offer immediate response. Due to instant switching, an infinite number of light-transmission states can be selected by the passenger or flight crew, from clear to blackout, and any level of view-preserving tint in between.

Heat-blocking:

Aircraft cabins can become hot when the aircraft is parked because of solar heat streaming through windows. The result is an uncomfortably warm cabin upon boarding or the need to use jet fuel or auxiliary power units before boarding to cool down the cabin. SPD-Smart aircraft windows automatically switch to their maximum heat-blocking state, even when the aircraft is parked unpowered, and the cabin remains cool.

Other performance benefits:

Additional challenges stated by OEMs and their customers that have been successfully met by SPD-Smart dimmable aircraft windows include:

  Noise-blocking: the ability to reduce the amount of noise transmitted through windows
  Curved shapes: the ability to offer curved windows to meet interior design needs
  Weight-reduction: the ability to fabricate dimmable windows using lightweight plastics
  FAA certification: the ability to demonstrate full compliance with all FAA requirements

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

     In October 2012, Cheoy Lee Shipyards exhibited two yachts – the Alpha 76 Express and the Alpha 76 Flybridge – at the 2012 Fort Lauderdale International Boat Show. These production yachts featured Research Frontiers licensee Diamond Sea Glaze’s DiamondSmart brand of SPD-SmartGlass. In November 2012, licensee Isoclima exhibited its VebLite brand of SPD-SmartGlass for marine applications at the Marine Equipment Trade (METS) Show 2012 in The Netherlands. VebLite is Isoclima’s SPD-Smart solar control and privacy glazing product that functions like a venetian blind. It has multiple segments that provide instantly customizable shading fully controlled by the passenger and can be operated individually to create the effect of a shade being raised or lowered or moved to the side. This precisely controls where incoming heat and glare enter a yacht or boat through a window or rooflite, and also controls privacy levels.

     In addition to exhibiting its SPD-Smart marine products at METS 2012, licensee Vision Systems’ SPD-Smart Nuance dimmable marine window was named the category winner in the prestigious METS 2012 Design Award METS (DAME) competition for interior equipment, furnishing, materials and electrical fittings used in cabins. DAME is considered the world’s most prestigious design competition for new marine equipment and accessories. In METS’ news release about the DAME award, it was noted “The Jury felt that Nuance is major innovation that will benefit designers and owners greatly - with comparatively little increase in cost.”

     In February 2013, licensee Isoclima demonstrated its VebLite brand of SPD-SmartGlass for marine applications at SEATEC 2013 in Italy. SEATEC 2013 is a leading international exhibition of technology and design for boats, megayachts and ships.

Marketing Activities and Licensee Support

     In addition to supporting the efforts of its licensees, the Company also recognizes the need to develop the SPD industry as a whole. As such, the Company continues to plan and execute complementary programs that build awareness and interest in smart glass generally and demand for SPD-Smart products specifically. These programs include presentations at various general industry conferences, participation in panel presentations and discussions hosted by academia, development of trade association educational materials, and presentations to architects, designers, and other influential specifiers. In May 2012, the Company gave a presentation and participated in a panel discussion at the 2012 Buildings New York Conference and Exhibition. In October 2012, the Company gave a presentation about its SPD-SmartGlass at Glasstec 2012. Glasstec is the world’s largest trade event for the glass industry. In April 2013, the Company will give presentations at the Buildings New York Conference and Exhibition and at the Society of Vacuum Coaters’ Technical Conference. The Company expects to participate in additional conferences and events in 2013.

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

     Research Frontiers maintains an active role with various standards-setting organizations, including ASTM International which has an active committee developing standards for smartglass.

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

     As part of this mission to develop the industry and to support our licensees’ acquiring SPD projects, in March of 2009 Research Frontiers announced the completion of the SPD-SmartGlass Design Center. Research Frontiers and its licensees have begun to host a series of events at this new facility which has drawn visitors from throughout the world. This Center is also configured as an interactive and energy-efficient “smart” executive office and conference room, and is located at the Company's corporate headquarters in Woodbury, New York. The SPD-SmartGlass Design Center features leading-edge SPD-Smart windows of different sizes (some floor-to-ceiling) and framing materials. It has a multi-functional electronic controller system for manual, remote, and automatic SPD-SmartGlass switching, and windows that can be controlled remotely over the internet or using a smart phone. This interactive area also contains other types of smart glass, such as those using liquid crystal and electrochromic technologies, allowing users to operate and experience first-hand the differences in performance characteristics of different types of smart glass. Additional showcases of SPD-SmartGlass are being established in other geographic locations to make it convenient for even more people to experience the benefits of SPD-SmartGlass technology.

     Research Frontiers’ Design Center is the only known public forum where designers, specifiers and end-users can compare performance between SPD-Smart technology and products using other light-control technologies. Research Frontiers believes that the growth of the smart glass industry will accelerate as more information is made available through direct comparisons. Research Frontiers believes that SPD products will be strongly preferred over competing technologies once a direct comparison is available to potential buyers. Research Frontiers continues to encourage its competitors to participate in public forums where consumers of electronically tintable products can see the relative performance of products that are available.

Licensees of Research Frontiers

     Currently, the Company’s licensees are categorized into four main areas: materials for making films (emulsions), film, lamination of film to glass or plastic, and end-products. Emulsion makers produce and combine the necessary materials (i.e. SPD particles and various liquids and special polymers) from which SPD-Smart films are made. The film makers coat a thin layer of emulsion between two sheets of plastic film, each of which has a transparent conductive coating. This emulsion is then partly solidified to form an SPD film that allows users to control the amount of light, glare and heat passing through this film. The end-product licensees then integrate this film into a variety of SPD-Smart products, or make electronic systems to control such SPD-Smart products. Some of these end-product licensees do their own lamination of the SPD light-control film to glass or plastic, and some outsource this lamination to other companies. The names of this growing list of licensees, and the year that their license agreements were entered into, are contained in the Exhibit section of this Annual Report on Form 10-K.

     Licensees of Research Frontiers that incorporate SPD technology into end-products will pay Research Frontiers a royalty of 5-15% of net sales of licensed products under license agreements currently in effect, and may also be required to pay Research Frontiers fees and minimum annual royalties. Licensees that sell components (such as SPD emulsion or film) or lamination services to other licensees of Research Frontiers do not pay a royalty on such sale or service, and Research Frontiers will collect a royalty from the licensee incorporating these components into their own SPD-Smart end-products. Research Frontiers’ license agreements typically allow the licensee to terminate the license after some period of time, and give Research Frontiers only limited rights to terminate before the license expires. The licenses granted by the Company are non-exclusive and generally last as long as Research Frontiers’ patents remain in effect. Due to their bankruptcy filings or other termination of their general business activities or for other reasons, the Company does not believe that Polaroid Corporation, Kerros Limited, ThermoView Industries, BRG Group, SPD Technologies, SPD Systems, and Film Technologies International are pursuing business activities with respect to SPD technology. Also the Company and licensee N.V. Bekaert, S.A mutually agreed to terminate their license agreement during 2008 for reasons unrelated to SPD technology. Some of the Company’s other licensees are currently inactive with respect to SPD technology, but may hereafter become active again. To date, the Company has not generated sufficient revenue from its licensees to profitably fund its operations. All of the Company’s license agreements are included as exhibits to the Company’s periodic reports filed with the United States Securities and Exchange Commission (the “SEC”).

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

  significantly faster response time, especially compared to larger electrochromic glazings ability to precisely “tune” an infinite number of intermediate light-transmission states consistent and uniform switching speed regardless of size of glazing area more reliable performance over a wider temperature range
  higher contrast ratios and the capability of achieving darker shaded states for large area product applications unpowered state is dark, maximizing solar heat gain benefits when the room, office or vehicle is not in use lower electrical current drain
  higher estimated battery life in applications where batteries are used no “iris effect” (where light transmission changes first occur at the outer edges of a window or mirror and then work their way toward the center) when changing from clear to dark and back again
  SPD technology is a film-based technology that can be applied to plastic as well as glass, and which can be applied to curved as well as flat surfaces available in single panels for retrofitting existing windows, skylights and doors

     Many companies with substantially greater resources than Research Frontiers such as 3M, Gentex Corp., Pilkington, PPG Industries, Saint-Gobain Glass and other large corporations have pursued or are pursuing projects in the electrochromic area. While some of these companies have reportedly discontinued or substantially curtailed their work on electrochromics due to technical problems and issues relating to the expense of these technologies, at least four companies (Gentex, PPG Industries, View (formerly known as Soladigm), and Sage Electrochromics) are currently working to commercialize electrochromic window products. In May 2012, Saint-Gobain acquired Sage Electrochromics and combined all of their respective electrochromic manufacturing and developmental efforts.

Liquid Crystal Technology: To date, the main types of liquid crystal smart windows have been produced by Taliq Corp. (a subsidiary of Raychem Corp. which has since discontinued its liquid crystal operations and licensed its technology to others), Asahi Glass Co., Nippon Sheet Glass, Saint-Gobain Glass, iGlass Projects Pty Limited, Polytronix, Inc., DMDisplays, and 3M (which has also reportedly discontinued its liquid crystal film making operations). The first four companies listed above are also licensees of Research Frontiers Inc. for SPD-Smart technology. Liquid crystal windows only change from a cloudy, opaque milky-white to a clear state, are hazy when viewed at an angle and have no useful intermediate states. As compared to liquid crystal windows, SPD smart windows are expected to have some or all of the following advantages:

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

Research and Development

     As a result of the Company’s research and development efforts, the Company believes that its SPD technology is now, or with additional development will become, usable in a number of commercial products. Such products may include one or more of the following fields: “smart” windows, doors, skylights and partitions; variable light transmission eyewear such as sunglasses and goggles; self-dimmable automotive sunroofs, sunvisors, and mirrors; display cases/frames; and instruments and other information displays that use digits, letters, graphic images, or other symbols to supply information, including scientific instruments, aviation instruments, automobile dashboard displays and, if certain improvements can be made in various features of the Company’s SPD technology that increases switching speed to the levels needed for video applications, portable computer displays and flat panel television displays.

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

     During the past few years, and during the past year in particular, the Company and/or its licensees have made significant advances relating to materials to enable (1) improved stability of SPD emulsions, (2) a wider range of light transmission, (3) improved film adhesion and cohesion and (4) increased durability of SPD films/laminates, and (5) cost reductions.

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
  Continually striving to improve the performance and reducing material/production costs associated with making SPD-Smart products

     Excluding non-cash expenses of approximately $143,000, $108,000, and $170,000, associated with the grant of stock options to the Company’s technical personnel, Research Frontiers incurred approximately $1,529,000, $1,283,000, and $1,235,000, during the years ended December 31, 2012, 2011, and 2010, respectively, for research and development. Research Frontiers plans to engage in substantial continuing research and development activities to invest in future improvements in SPD light-control technology and to expand for its licensees the capabilities of SPD-Smart technology and the markets for SPD-Smart products.

Patents and Proprietary Information

     Research Frontiers continues to make substantial investments to develop, license and protect its intellectual property position. The Company has 30 United States and 255 foreign patents in force. The Company’s United States patents expire at various dates from 2013 through 2025, while its foreign patents expire at various dates from 2013 through 2026. The Company has current US and foreign patent applications that, if granted, would add a significant number of additional patents to its portfolio. The Company believes that its SPD light-control technology is adequately protected by its patent position and by its proprietary technological know-how. However, the validity of the Company’s patents has never been contested in any litigation. The Company also possesses know-how and relies on trade secrets and nondisclosure agreements to protect its technology. The Company generally requires any employee, consultant, or licensee having access to its confidential information to execute an agreement whereby such person agrees to keep such information confidential.

     Research Frontiers’ licensees have directed the Company not to reveal aspects of their activities or those of their customers, which limits the Company’s ability to disclose certain information.

Rights Plan

     In February 2013, the Company’s Board of Directors adopted a Stockholders’ Rights Plan (the “Rights Plan”) and declared a dividend distribution of one right (a “Right”) for each outstanding share of Company common stock to stockholders of record at the close of business on March 3, 2003. Subject to certain exceptions listed in the Rights Plan, if a person or group has acquired beneficial ownership of, or commences a tender or exchange offer for, 15% or more of the Company’s common stock, unless redeemed by the Company’s Board of Directors, each Right entitles the holder (other than the acquiring person) to purchase from the Company $80 worth of common stock for $40. If the Company is merged into, or 50% or more of its assets or earning power is sold to, the acquiring company, the Rights will also enable the holder (other than the acquiring person) to purchase $80 worth of common stock of the acquiring company for $40. The Rights will expire at the close of business on February 11, 2023, unless the Rights Plan is extended by the Company’s Board of Directors or unless the Rights are earlier redeemed by the Company at a price of $.0001 per Right. The Rights are not exercisable during the time when they are redeemable by the Company. The above description highlights some of the features of the Company’s Rights Plan and is not a complete description of the Rights Plan. A more detailed description and copy of the Rights Plan has been filed with the SEC and is available from the Company upon request.

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

Source and Need for Capital.

     As of December 31, 2012, we had approximately $13.4 million in cash, cash equivalents and short-term investments. As we take steps in the commercialization and marketing of our technology, or respond to potential opportunities and/or adverse events, our working capital needs may change. We anticipate that if our cash and cash equivalents are insufficient to satisfy our liquidity requirements, we will require additional funding to sustain our ongoing operations and to continue our SPD technology research and development activities.

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

History of Operating Losses.

     We have experienced net losses from operations, and we may continue to incur net losses from operations in the future. We have incurred substantial costs and expenses in researching and developing our SPD technology. As of December 31, 2012, we had a cumulative net loss of $87,471,887 since our inception. Our net loss was $3,063,601 in 2012, $4,134,068 in 2011 and $3,874,865 in 2010 (which includes non-cash accounting charge in 2012, 2011 and 2010 of $878,578, $702,837, and $772,604, respectively, resulting from the expensing of grants of restricted stock and stock options).

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

We do not directly manufacture products using SPD technology. We currently depend upon the activities of our licensees and their customers in order to be profitable.

     We do not directly manufacture products using SPD technology. We currently depend upon the activities of our licensees in order to be profitable. Although a variety of products have been sold by our licensees, and because it is up to our licensees to decide when and if they will introduce products using SPD technology, we cannot predict when and if our licensees will generate substantial sales of such products. Our SPD technology is currently licensed to over 40 companies. Other companies are also evaluating SPD technology for use in various products. In the past, some companies have evaluated our technology without proceeding further. While we expect that our licensees would be primarily responsible for manufacturing and marketing SPD-Smart products and components, we are also engaging in market development activities to support our licensees and build the smart glass industry. We cannot control whether or not our licensees will develop SPD products. Some of our licensees appear to be more active than others, some appear to be better capitalized than others, and some licensees appear to be inactive. There is no guarantee when or if our licensees will successfully produce any commercial product using SPD technology in sufficient quantities to make the Company profitable.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

     None

ITEM 2. PROPERTIES

     The Company currently occupies approximately 9,500 square feet of space at an annual rental which in 2012 was approximately $200,000 for its executive office, research facility and SPD-Smart Glass Design Center at 240 Crossways Park Drive, Woodbury, New York 11797 under a lease expiring January 31, 2014. The Company believes that its space, including its laboratory facilities, is adequate for its present needs.

ITEM 3. LEGAL PROCEEDINGS

     There are no legal proceedings pending by or against the Company required to be reported under this Item 3.

ITEM 4. MINE SAFETY DISCLOSURES

     N/A

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

(1)	The Company’s common stock is traded on the NASDAQ Capital Market under the symbol “REFR”. As of March 12, 2013, there were 22,916,095 shares of common stock outstanding.

(2)

The following table sets forth the range of the high and low selling prices (as provided by the National Association of Securities Dealers) of the Company’s common stock for each quarterly period within the past two fiscal years:

Quarter Ended	Low	High
March 31, 2011	5.28	10.29
June 30, 2011	4.50	7.16
September 30, 2011	3.26	4.94
December 31, 2011	3.07	4.74
March 31, 2012	3.39	4.59
June 30, 2012	2.79	3.63
September 30, 2012	2.80	4.99
December 31, 2012	3.25	5.17

These quotations may reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

(b) Approximate Number of Security Holders

     As of March 8, 2013, there were approximately 423 holders of record of the Company’s common stock and the closing price of our common stock was $3.56 per share. The Company estimates that there are approximately 6,403 beneficial holders of the Company’s common stock.

(c) Dividends

     The Company has not declared or paid cash dividends on its common stock for the two most recent fiscal years and does not expect to declare or pay any cash dividends in the foreseeable future. There are no restrictions on the payment of dividends.

(d) Issuer Purchases of Equity Securities

     None.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected data regarding the Company’s operating results and financial position. The data for fiscal years 2012, 2011, and 2010 should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our audited consolidated financial statements and notes thereto, which are contained in this Annual Report on Form 10-K.

	Year ended December 31,
	2012	2011	2010	2009	2008
Statement of Operations Data:

Fee income	$1,957,336	$845,982	$767,522	$709,811	$1,679,919

Operating expenses (1)	3,995,633	3,618,635	3,253,250	3,183,492	2,959,576
Research and development (1)	1,671,872	1,390,689	1,404,654	1,549,707	1,469,760
Total Expenses	5,667,505	5,009,324	4,657,904	4,733,199	4,429,336

Operating loss	(3,710,169)	(4,163,342)	(3,890,382)	(4,023,388)	(2,749,417)

Net investment income	33,171	29,274	15,517	20,627	154,574
Income tax benefit	613,397	-	-	-	-
Net loss	$(3,063,601)	$(4,134,068)	$(3,874,865)	$(4,002,761)	$(2,594,843)

Basic and diluted net loss
per common share	$(0.15)	$(0.22)	$(0.22)	$(0.25)	$(0.17)
Dividends per share	$0.00	$0.00	$0.00	$0.00	$0.00

Weighted average number of
common shares outstanding	20,125,309	18,538,041	17,321,360	16,065,248	15,441,789

	As of December 31,
	2012	2011	2010	2009	2008
Balance Sheet Data:
Total current assets	$14,333,421	$4,312,104	$7,455,820	$4,307,485	$4,937,531
Total assets	14,415,067	4,417,137	7,784,691	4,473,860	5,283,880
Total shareholders’ equity	14,172,675	4,107,198	7,472,452	4,165,337	4,872,185

____________________

(1)	Reflects non-cash charges of $735,544, $594,492, $602,218, $419,879, and $126,408 to operating expenses, and non-cash charges of $143,026, $108,345, $170,386, $26,034, and $0, to research and development expenses relating to the issuance of stock and stock options in 2012, 2011, 2010, 2009, and 2008, respectively which increased the Company’s net loss for 2012, 2011, 2010, 2009, and 2008 by $878,578, $702,837, $772,604, $445,913, and $126,408, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Critical Accounting Policies

     The following accounting policies are important to understanding our financial condition and results of operations and should be read as an integral part of the discussion and analysis of the results of our operations and financial position. For additional accounting policies, see note 2 to our consolidated financial statements, “Summary of Significant Accounting Policies.”

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

Results of Operations

Year ended December 31, 2012 Compared to the Year ended December 31, 2011

     The majority of the Company’s fee income comes from the activities of several licensees participating in the automotive market. The Company’s fee income from licensing activities for the year ended December 31, 2012 was $1,957,336, as compared to $845,982 for the year ended December 31, 2011. Most of the increase in fee income during this period was a result of higher product sales in the automotive market from one of our licensees. This licensee's sales levels exceeded its minimum annual royalty levels under its license agreement, thereby resulting in the amount of royalty fee income in excess of the minimum annual royalty being recognized as additional fee income. Certain license fees, which are paid to the Company in advance of the accounting period in which they are earned resulting in the recognition of deferred revenue for the current accounting period, which will be recognized as fee income in future periods. Also, licensees may offset some or all of their royalty payments on sales of licensed products for a given period by applying these advance payments towards such earned royalty payments. Because the Company’s license agreements typically provide for the payment of royalties by a licensee on product sales within 45 days after the end of the quarter in which a sale of a licensed product occurs (with some of the Company’s more recent license agreements providing for payments on a monthly basis), and because of the time period which typically will elapse between a customer order and the sale of the licensed product and installation in a home, office building, automobile, aircraft, boat or any other product, there could be a delay between when economic activity between a licensee and its customer occurs and when the Company gets paid its royalty resulting from such activity.

     Operating expenses increased by $376,998 for the year ended December 31, 2012 to $3,995,633 from $3,618,635 for the year ended December 31, 2011. This increase was principally the result of higher payroll and related costs ($285,000), plus higher professional fees ($71,000). Included in operating expenses are approximately $736,000 and $594,000 of non cash compensation charges for the years ended December 31, 2012 and 2011, respectfully, relating to common stock and options granted to directors, employees and consultants.

     Research and development expenditures increased by $281,183 to $1,671,872 for the year ended December 31, 2012 from $1,390,689 for the year ended December 31, 2011. This increase was principally the result of higher payroll and related costs ($103,000) as well as higher materials and project costs ($98,000) and higher allocated office costs ($64,000). Included in research and development expenses are approximately $143,000 and $108,000 of non-cash compensation charges for the years ended December 31, 2012 and 2011, respectively.

     The Company’s net investment income for the year ended December 31, 2012 was $33,171 as compared to $29,724 for the year ended December 31, 2011. The difference was primarily due to interest from higher cash balances available for investment partially offset the interest on the Note from SPD Control Systems which was collected at the end of March 2012.

     The Company recorded an income tax benefit of $613,397 for the year ended December 31, 2012. This benefit results from state research and development refundable credits that the Company applied for related to the years ended December 31, 2006, 2007, 2008, and 2009. The Company does not currently expect to collect additional credits. No income tax benefit or expense was recorded for the year ended December 31, 2011.

     As a consequence of the factors discussed above, the Company's net loss was $3,063,601 ($0.15 per common share) for the year ended December 31, 2012 as compared to $4,134,068 ($0.22 per common share) for the year ended December 31, 2011.

Year ended December 31, 2011 Compared to the Year ended December 31, 2010

     The majority of the Company’s fee income comes from the activities of several licensees participating in the automotive market. The Company’s fee income from licensing activities for 2011 was $845,982, as compared to $767,522 for 2010. A majority of the increase in fee income during 2011 as compared to 2010 was a result of higher product sales in the automotive market from one of our licensees. This licensee's sales levels exceeded its minimum annual royalty levels under its license agreement, thereby resulting in the amount of royalty fee income in excess of the minimum annual royalty being recognized as additional fee income.

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

     Operating expenses increased by $365,385 for 2011 to $3,618,635 from $3,253,250 for 2010. This increase was principally the result of increased payroll and related costs ($235,000), as well as higher directors fees and expenses ($70,000), and higher insurance costs ($48,000). Differences in the amount of directors fees recorded as expense by the Company are the result of the addition of two new directors in 2011. Included in operating expenses are approximately $594,000 and $602,000 of stock and stock option compensation expense for 2011 and 2010, respectively.

     Research and development expenditures decreased by $13,965 to $1,390,689 for 2011 from $1,404,654 for 2010. This decrease was principally the result of lower payroll and stock option compensation charges ($40,000) as well as lower allocated rent ($10,000) partially offset by higher insurance costs ($41,000). Included in research and development expenses are approximately $108,000 and $170,000 of stock option compensation charges for 2011 and 2010, respectively.

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

Financial Condition, Liquidity and Capital Resources

     The Company has primarily utilized its cash, cash equivalents, short-term investments, and the proceeds from its investments to fund its research and development, for marketing initiatives, and for other working capital purposes. The Company’s working capital and capital requirements depend upon numerous factors, including, but not limited to, the results of research and development activities, competitive and technological developments, the timing and costs of patent filings, and the development of new licensees and changes in the Company’s relationship with existing licensees. The degree of dependence of the Company’s working capital requirements on each of the foregoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements; the addition of new licensees may provide additional working capital or working capital requirements, and changes in relationships with existing licensees would have a favorable or negative impact depending upon the nature of such changes.

     During 2012, the Company's cash and cash equivalents balance increased by $5,986,869 principally as a result of cash proceeds from the sale of common stock of $12,250,500 partially offset by cash used for operations of $2,679,093, as well as cash invested in certificates of deposit of $3,797,865. At December 31, 2012, the Company had working capital of $14,091,029 and total shareholders’ equity of $14,172,675.

     During 2011, the Company’s cash and cash equivalents balance decreased by $4,554,180 principally as a result of cash used for operations of $3,352,584 as well as net cash invested in certificates of deposits of $1,255,056.

     During 2010, the Company’s cash and cash equivalents balance increased by $3,197,010 principally as a result of cash proceeds from the sale of common stock of $6,409,376 partially offset by cash used for operations of $3,202,053.

     The Company expects to use its cash to fund its research and development of SPD light valves, its expanded marketing initiatives, and for other working capital purposes. The Company’s working capital and capital requirements depend upon numerous factors, including the results of research and development activities, competitive and technological developments, the timing and cost of patent filings, the development of new licensees and changes in the Company’s relationships with its existing licensees. The degree of dependence of the Company’s working capital requirements on each of the foregoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements; the addition of new licensees may provide additional working capital or working capital requirements, and changes in relationships with existing licensees would have a favorable or negative impact depending upon the nature of such changes. Based upon existing levels of cash expenditures, existing cash reserves and budgeted revenues, the Company believes that it would not require additional funding for the forseeable future. There can be no assurance that expenditures will not exceed the anticipated amounts or that additional financing, if required, will be available when needed or, if available, that its terms will be favorable or acceptable to the Company. Eventual success of the Company and generation of positive cash flow will be dependent upon the extent of commercialization of products using the Company’s technology by the Company’s licensees and payments of continuing royalties on account thereof. To date the Company has not generated sufficient revenue from its licensees to fund its operations.

Inflation

     The Company does not believe that inflation has a significant impact on its business.

Contractual Obligations

     The Company occupies premises under an operating lease agreement which expires on January 31, 2014 and requires minimum annual rent which rises over the term of the lease to approximately $177,000, plus tenant’s share of applicable taxes. These lease obligations are summarized over time as of December 31, 2012:

	Payments due by period
	<1 year	1-3 years	4-5 years	>5 years	Total
Operating lease obligations	$190,000	$20,000	$--	$--	$210,000

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

     None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

     As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company’s Chairman and its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, the Company's Chairman and its Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's periodic SEC filings. Our officers have concluded that as of December 31, 2012 our disclosure controls and procedures are designed, and are effective, to ensure that information required to be disclosed by our company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the commission’s rules and forms, and are also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. There were no changes in the Company's internal control over financial reporting during the quarterly period ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Based on our evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

     The effectiveness of our internal control over financial reporting as of December 31, 2012 has been independently audited by BDO USA, LLP, an independent registered public accounting firm, as stated in its report that is included herein.

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors
Research Frontiers Incorporated
Woodbury, New York

     We have audited Research Frontiers Incorporated’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Research Frontiers Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

     In our opinion, Research Frontiers Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Research Frontiers Incorporated as of December 31, 2012 and 2011, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 and our report dated March 12, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Melville, New York
March 12, 2013

ITEM 9B. OTHER INFORMATION

     None.

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

     The other information required by this Item 10 is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Commission on or before April 30, 2013, in connection with the Company’s Annual Meeting of Stockholders scheduled to be held on June 13, 2013.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item 11 is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Commission on or before April 30, 2013, in connection with the Company’s Annual Meeting of Stockholders scheduled to be held on June 13, 2013. Notwithstanding anything to the contrary set forth herein or in any of the Company’s past or future filings with the SEC that might incorporate by reference the Company’s definitive Proxy Statement, in whole or in part, the report of the compensation committee and the stock price performance graph contained in such definitive Proxy Statement shall not be incorporated by reference into this Annual Report on Form 10-K or in any other such filings.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this Item 12 is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Commission on or before April 30, 2013, in connection with the Company’s Annual Meeting of Stockholders scheduled to be held on June 13, 2013.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

     The information required by this Item 13 is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Commission on or before April 30, 2013, in connection with the Company’s Annual Meeting of Stockholders scheduled to be held on June 13, 2013.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this Item 14 is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Commission on or before April 30, 2013, in connection with the Company’s Annual Meeting of Stockholders scheduled to be held on June 13, 2013.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) and (2) Financial Statements and Financial Statement Schedules

     The following consolidated financial statements of Research Frontiers Incorporated are filed under “Item 8. Financial Statements and Supplemental Data” of this Report.

Page
Report of Independent Registered Public Accounting Firm	F-1

Consolidated Financial Statements:

Consolidated Balance Sheets,
December 31, 2012 and 2011	F-2

Consolidated Statements of Operations,
Years ended December 31, 2012, 2011 and 2010	F-3

Consolidated Statements of Shareholders’ Equity,
Years ended December 31, 2012, 2011 and 2010	F-4

Consolidated Statements of Cash Flows,
Years ended December 31, 2012, 2011 and 2010	F-5

Notes to Consolidated Financial Statements	F-6

Schedule II - Valuation and Qualifying Accounts	F-19

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

4.2

Rights Agreement dated as of February 18, 2003 between Research Frontiers Incorporated and Continental Stock Transfer & Trust Company, as Rights Agent, which includes as Exhibit A thereto the Form of Rights Certificate. Previously filed as an Exhibit to the Company’s Registration Statement on Form 8-A dated February 13, 2013, and incorporated herein by reference.

4.3

Common Stock and Warrants Purchase Agreement between the Company and certain investors. Previously filed as an Exhibit 4.3 to the Company’s Current Report on Form 8-K dated October 2, 2012 filed with the Securities and Exchange Commission, and incorporated herein by reference.

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

10.9	License Agreement effective as of March 31, 1997 between the Company and Hankuk Glass Industries, Inc. Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.10	License Agreement effective as of August 8, 1997 between the Company and Orcolite, a Unit of Monsanto Company. Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.11	License Agreement effective as of June 25, 1999 between the Company and Dainippon Ink and Chemicals, Incorporated. Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.12	License Agreement effective as of August 9, 1999 between the Company and Hitachi Chemical Co., Ltd. Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.13	License Agreement effective as of December 3, 1999 between the Company and Global Mirror GmbH & Co. KG. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.14	License Agreement effective as of December 13, 1999 between the Company and Global Mirror GmbH & Co. KG. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.15	License Agreement effective as of March 21, 2000 between the Company and ThermoView Industries, Inc. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.16	License Agreement effective as of May 23, 2000 between the Company and Polaroid Corporation. Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.17	License Agreement effective as of February 16, 2001 between the Company and AP Technoglass Co. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.18	License Agreement effective as of March 21, 2001 between the Company and InspecTech Aero Service, Inc. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.19	License Agreement effective as of March 28, 2001 between the Company and Film Technologies International, Inc. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.20	License Agreement effective as of November 29, 2001 between the Company and Avery Dennison Corporation. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.21	License Agreement effective as of February 4, 2002 between the Company and BOS GmbH & Co. KG. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.22	License Agreement effective as of March 11, 2002 between the Company and Isoclima S.p.A. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.23	License Agreement effective as of July 2, 2002 between the Company and Isoclima S.p.A. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.24	License Agreement effective as of August 19, 2002 between the Company and Razor’s Edge Technologies, Inc. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.25	License Agreement effective as of October 7, 2002 between the Company and American Glass Products (Glass Technology Investment Ltd.). Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.26	License Agreement effective as of October 7, 2002 between the Company and SPD Systems, Inc. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.27	License Agreement effective as of October 24, 2002 between the Company and Cricursa Cristales Curvados S.A. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.28	License Agreement effective as of December 9, 2002 between the Company and BRG Group, Ltd. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.29	License Agreement effective as of December 13, 2002 between the Company and Laminated Technologies Inc. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.30	License Agreement effective as of April 17, 2003 between the Company and Custom Glass Corporation. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.31	License Agreement effective as of May 2, 2003 between the Company and Air Products and Chemicals, Inc. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.32	License Agreement effective as of May 30, 2003 between the Company and Kerros Limited. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.33	License Agreement effective as of June 6, 2003 between the Company and Traco, Inc. Previously filed as an Exhibit to the Company’s Annual Report on Form 10- K/A for the fiscal year ended December 31, 2003 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.34	License Agreement effective as of June 16, 2003 between the Company and Saint-Gobain Glass France S.A. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.35	License Agreement effective as of August 1, 2003 between the Company and Vision (Environmental Innovation) Limited. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.36	License Agreement effective as of November 13, 2003 between the Company and Innovative Glass Corporation. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.37	License Agreement effective as of December 11, 2003 between the Company and Leminur Limited. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.38	License Agreement effective as of March 25, 2004 between the Company and Pilkington plc. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.39	License Agreement effective as of April 5, 2004 between the Company and SmartGlass Ireland Ltd. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.40	License Agreement effective as of April 8, 2004 between the Company and Prelco Inc. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.41	License Agreement effective as of April 13, 2004 between the Company and E. I. Dupont De Nemours and Company. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.42	License Agreement effective as of September 3, 2004 between the Company and Nippon Sheet Glass Co., Ltd. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.43	License Agreement effective as of October 25, 2005 between the Company and SPD Control Systems Corporation. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated October 31, 2005 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.44	License Agreement effective as of March 30, 2006 between the Company and Dainippon Ink and Chemicals. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated April 4, 2006 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.45	License Agreement effective as of May 11, 2006 between the Company and Asahi Glass Company. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated May 15, 2006 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.46	License Agreement effective as of May 19, 2007 between the Company and SmartGlass International Ltd. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated March 19, 2007 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.47	License Agreement effective as of October 16, 2007 between Research Frontiers Incorporated and Glass Wholesalers, Ltd. d/b/a Craftsman Fabricated Glass, Ltd. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated October 18, 2007, and incorporated herein by reference.

10.48	License Agreement effective as of December 14, 2007 between Research Frontiers Incorporated and AGC Flat Glass Europe SA. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated December 17, 2007 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.49	License Agreement effective as of February 21, 2008 between Research Frontiers Incorporated and GKN Aerospace Transparency Systems Inc. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated March 5, 2008 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.50	License Agreement effective as of September 29, 2008 between Research Frontiers Incorporated and PPG Industries, Inc. (now known as Pittsburgh Glass Works, LLC). Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated October 6, 2008 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.51	License Agreement effective as of September 10, 2009 between Research Frontiers Incorporated and Pilkington Group Ltd. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated September 15, 2009 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.52	License Agreement effective as of January 25, 2010 between Research Frontiers Incorporated and Vision Systems. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated January 25, 2010 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.53	License Agreement effective as of February 8, 2010 between Research Frontiers Incorporated and ID Research Pty Ltd. (iGlass). Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated February 16, 2010 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.54	License Agreement effective as of December 13, 2010 between Research Frontiers Incorporated and Diamond Sea-Glaze Manufacturing Ltd. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated December 14, 2010 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.55	License Agreement effective as of December 22, 2010 between Daimler AG, Research Frontiers Incorporated and SPD Control Systems Corp. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated February 9, 2011 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.56	License Agreement effective as of February 19, 2013 between Tint-It JSC and Research Frontiers Incorporated. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated March 5, 2013 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.57	License Agreement effective as of August 6, 2012 between Advnanotech LLC and Research Frontiers Incorporated. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated March 12, 2013 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

14	Code of Ethics of Research Frontiers Incorporated. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and incorporated herein by reference.

21	Subsidiaries of the Registrant - SPD Enterprises, Inc.

23	Consent of BDO USA, LLP - Filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Joseph M. Harary - Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Seth L. Van Voorhees - Filed herewith.

32.1	Section 1350 Certification of Joseph M. Harary - Filed herewith.

32.2	Section 1350 Certification of Seth L. Van Voorhees - Filed herewith.

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

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

Dated: March 12, 2013

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Position	Date
/s/ John H. Derby	Director	March 12, 2013
John H. Derby

/s/ Gregory G. Grimes	Director	March 12, 2013
Gregory G. Grimes

/s/ Joseph M. Harary	Director, President, CEO	March 12, 2013
Joseph M. Harary

/s/ Seth L. Van Voorhees	Vice President, CFO, Treasurer	March 12, 2013
Seth L. Van Voorhees

/s/ Darryl Daigle	Director	March 12, 2013
Darryl Daigle

/s/ Victor F. Keen	Director	March 12, 2013
Victor F. Keen

/s/ Robert L. Saxe	Director, Chairman	March 12, 2013
Robert L. Saxe

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors
Research Frontiers Incorporated
Woodbury, New York

We have audited the accompanying consolidated balance sheets of Research Frontiers Incorporated as of December 31, 2012 and 2011 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we have also audited the schedule as listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Research Frontiers Incorporated at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Research Frontiers Incorporated’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Melville, New York
March 12, 2013

RESEARCH FRONTIERS INCORPORATED
Consolidated Balance Sheets
December 31, 2012 and 2011

Assets	2012	2011
Current assets:
Cash and cash equivalents	$8,390,233	$2,403,364
Short-term investments	5,052,921	1,255,056
Royalty receivables, net of reserves of $92,723 in 2012
and 2011	688,318	334,050
Prepaid expenses and other current assets	201,949	169,634
Note receivable, SPD Control Systems	-	150,000
Total current assets	14,333,421	4,312,104

Fixed assets, net	59,041	82,428
Deposits and other assets	22,605	22,605
Total assets	$14,415,067	$4,417,137

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$72,269	$96,146
Accrued expenses and other	145,123	188,793
Deferred revenue	25,000	25,000
Total current liabilities	242,392	309,939

Commitments (note 9)	-	-

Shareholders’ equity:
Common stock, par value $0.0001 per share;
authorized 100,000,000 shares, issued and outstanding
22,646,782 and 18,544,355 shares for 2012 and 2011	2,265	1,854
Additional paid-in capital	101,642,297	88,513,630
Accumulated deficit	(87,471,887)	(84,408,286)
Total shareholders’ equity	14,172,675	4,107,198

Total liabilities and shareholders’ equity	$14,415,067	$4,417,137

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED
Consolidated Statements of Operations
Years ended December 31, 2012, 2011 and 2010

	2012	2011	2010
Fee income	$1,957,336	$845,982	$767,522

Operating expenses	3,995,633	3,618,635	3,253,250
Research and development	1,671,872	1,390,689	1,404,654
Total Expenses	5,667,505	5,009,324	4,657,904

Operating loss	(3,710,169)	(4,163,342)	(3,890,382)

Net investment income	33,171	29,274	15,517
Loss before income tax benefit	(3,676,998)	(4,134,068)	(3,874,865)

Income tax benefit	613,397	-	-
Net loss	$(3,063,601)	$(4,134,068)	$(3,874,865)

Basic and diluted net loss
per common share	$(0.15)	$(0.22)	$(0.22)

Weighted average number of
common shares outstanding	20,125,309	18,538,041	17,321,360

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED
Consolidated Statements of Shareholders’ Equity
Years ended December 31, 2012, 2011 and 2010

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total

Balance, December 31, 2009	16,522,727	$1,652	$80,563,038	$(76,399,353)	$4,165,337
Issuances of common stock	1,718,746	172	6,409,204	-	6,409,376
Share-based compensation	40,500	4	772,600	-	772,604
Net Loss	-	-	-	(3,874,865)	(3,874,865)
Balance, December 31, 2010	18,281,973	1,828	87,744,842	(80,274,218)	7,472,452

Exercise of options and warrants	60,382	6	65,971	-	65,977
Share-based compensation	202,000	20	702,817	-	702,837
Net Loss	-	-	-	(4,134,068)	(4,134,068)
Balance, December 31, 2011	18,544,355	1,854	88,513,630	(84,408,286)	4,107,198

Issuances of common stock	3,739,227	374	12,250,126	-	12,250,500
Share-based compensation	363,200	37	878,541	-	878,578
Net Loss	-	-	-	(3,063,601)	(3,063,601)
Balance, December 31, 2012	22,646,782	$2,265	$101,642,297	$(87,471,887)	$14,172,675

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED
Consolidated Statements of Cash Flows
Years ended December 31, 2012, 2011 and 2010

	2012	2011	2010
Cash flows from operating activities:
Net loss	$(3,063,601)	$(4,134,068)	$(3,874,865)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	34,963	39,857	44,315
Stock based compensation	878,578	702,837	772,604
Recovery of uncollectible receivables	-	(70,000)	(23,845)
Change in assets and liabilities:
Royalty receivables	(354,268)	116,127	(129,841)
Prepaid expenses and other current assets	(107,218)	(5,037)	20,861
Accounts payable and accrued expenses	(67,547)	(2,300)	3,716
Deposits and other assets	-	-	(14,998)
Net cash used in operating activities	(2,679,093)	(3,352,584)	(3,202,053)

Cash flows from investing activities:
Purchases of fixed assets	(11,576)	(12,517)	(10,313)
Purchase of investments	(3,797,865)	(2,255,056)	-
Proceeds from sale of investment	-	1,000,000	-
Note and interest receivable on SPD Control Systems	224,903	-	-
Net cash used in investing activities	(3,584,538)	(1,267,573)	(10,313)

Cash flows from financing activities:
Net proceeds from issuances of common stock and
exercise of options and warrants	12,250,500	65,977	6,409,376
Net cash provided by financing activities	12,250,500	65,977	6,409,376

Net increase (decrease) in cash and cash equivalents	5,986,869	(4,554,180)	3,197,010

Cash and cash equivalents at beginning of year	2,403,364	6,957,544	3,760,534
Cash and cash equivalents at end of year	$8,390,233	$2,403,364	$6,957,544

Non Cash Financing and Investing Activities:
Cashless Exercise of Stock Options	$-	$276,750	$-

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED
Notes to Consolidated Financial Statements
December 31, 2012, 2011, and 2010

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

     The Company has historically utilized its cash, cash equivalents, short-term investments, and the proceeds from the sale of its investments to fund its research and development of SPD light valves, for marketing initiatives, and for other working capital purposes. The Company’s working capital and capital requirements depend upon numerous factors, including the results of research and development activities, competitive and technological developments, the timing and cost of patent filings, and the development of new licensees and changes in the Company’s relationships with its existing licensees. The degree of dependence of the Company’s working capital requirements on each of the foregoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements; the addition of new licensees may provide additional working capital or working capital requirements, and changes in relationships with existing licensees would have a favorable or negative impact depending upon the nature of such changes. There can be no assurance that expenditures will not exceed the anticipated amounts or that additional financing, if required, will be available when needed or, if available, that its terms will be favorable or acceptable to the Company. Eventual success of the Company and generation of positive cash flow will be dependent upon the commercialization of products using the Company’s technology by the Company’s licensees and payments of continuing royalties on account thereof. To date, the Company has not generated sufficient revenue from its licensees to fund its operations.

(2) Summary of Significant Accounting Policies

     (a) Cash and Cash Equivalents

     The Company considers securities purchased with original maturities of three months or less to be cash equivalents. Cash equivalents consist of short-term investments in money market accounts at December 31, 2012 and 2011.

     Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. All of our non-interest bearing cash balances were fully insured at December 31, 2012 and 2011 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible non-interest bearing accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits. Amounts on deposit in excess of federally insured limits at December 31, 2012 is approximately $8.9 million.

     (b) Short-term Investments

     The Company classifies investments in marketable securities as trading, available-for-sale or held-to-maturity at the time of purchase and periodically re-evaluates such classifications. Trading securities are carried at fair value, with unrealized holding gains and losses included in earnings. Held-to-maturity securities are recorded at cost and are adjusted for the amortization or accretion of premiums or discounts over the life of the related security. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss) until realized. In determining realized gains and losses, the cost of securities sold is based on the specific identification method. Interest and dividends on the investments are accrued at the balance sheet date. At December 31, 2012 all investments were classified as held to maturity and consisted of the following:

Certificates of Deposit	Maturity	Value of Held to Maturity
Investment	Date	Investments (based on cost)
$2,000,000	04-18-13	$2,000,000
$2,000,000	10-17-13	$2,000,000
$500,940	06-29-13	$500,940
$300,564	04-06-13	$300,564
$251,417	06-29-13	$251,417
		$5,052,921

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

     Fee income represents amounts earned by the Company under various license and other agreements (note 8) relating to technology developed by the Company. During 2012, four licensees accounted for 62%, 6%, 5% and 5% respectively of fee income recognized during the year. During 2011 five licensees accounted for 32%, 15%, 12%, 11% and 6%, respectively of fee income recognized for the year.

     (f) Basic and Diluted Loss Per Common Share

     Basic earnings (loss) per share excludes any dilution. It is based upon the weighted average number of common shares outstanding during the period. Dilutive earnings (loss) per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company’s dilutive loss per share equals basic loss per share for each of the years in the three-year period ended December 31, 2012 because all common stock equivalents (i.e., options and warrants) were antidilutive in those periods. The number of options and warrants that were not included because their effect is antidilutive was 2,630,002, 1,973,906, and 2,443,108, for 2012, 2011, and 2010, respectively.

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

     In accordance with ASC Topic 740 (FIN 48), we recognize tax benefits only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in tax returns that do not meet these recognition and measurement standards. We classify accrued interest and penalties related to any unrecognized tax benefits in our income tax provision. At December 31, 2012 and 2011, we do not have accrued interest and penalties related to any unrecognized tax benefits. We do not believe we have any uncertain tax positions as of December 31, 2012 and 2011.

     The tax years subject to examination by major tax jurisdictions include the years 2008 and forward by the U.S. Internal Revenue Service and certain states. The Company is not currently being audited by any tax jurisdiction.

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

     In connection with the employee stock options and restricted stock grants, the Company charged $873,888, $719,811 and $696,888 to operations during the years ended December 31, 2012, 2011, and 2010, respectively. In lieu of higher cash compensation, the Company has granted warrants and non-employee options to consultants. These warrants and non-employee options vest ratably over various terms ranging from 24 to 59 months. Non-employee options covering 60,000 shares were granted to consultants during 2012. These non-employee options are valued at fair value at the time that the related services are provided using the Black Scholes method and marked to market quarterly using the Black Scholes method. The Company incurred a charge (benefit) to operations of $4,690, ($16,974) and $75,716 for 2012, 2011, and 2010, respectively in connection with these warrants and non-employee options.

     (m) Restricted Stock

     Compensation cost for restricted stock is measured using the quoted market price of the Company's common stock at the date the common stock is granted. The compensation cost is recognized over the period between the issue date and the date any restrictions lapse. Restricted stock is included in total common shares outstanding upon the lapse of any restrictions.

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

     Financial assets accounted for at fair value on a recurring basis at December 31, 2012 and 2011, include cash and cash equivalents of approximately $8.4 million and $2.4 million, respectively, as well as short term investments of $5.1 million and $1.3 million in 2012 and 2011, respectively. The carrying value of these assets approximates fair value due to the short-term maturity of these instruments.

New Accounting Standards

In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for impairment (the revised standard)”, which allows companies the option to perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary. Under this guidance, an entity is required to perform a quantitative impairment test if qualitative factors indicate that it is more likely than not the indefinite-lived intangible assets are impaired. The qualitative factors are consistent with the guidance established for goodwill impairment testing and include identifying and assessing events and circumstances that would most significantly impact, individually or in the aggregate, the carrying value of the indefinite-lived intangible assets. The revised standard is effective for the Company in fiscal 2014 and early adoption is permitted. The adoption of ASU 2012-02 is not expected to have a material impact on the Company’s consolidated financial statements.

In October 2012, the FASB issued ASU 2012-04, “Technical Corrections and Improvements.” ASU 2012-04 contains certain technical corrections and conforming fair value amendments to the FASB Accounting Standards Codification. The amendments that do not have transition guidance were effective upon issuance. The amendments that are subject to the transition guidance will be effective for fiscal beginning after December 15, 2012. The adoption of ASU 2012-04 will not have a material impact on the Company’s consolidated financial statements.

     (p) Recent Accounting Pronouncements

(3) Note Receivable from SPD Control Systems

     On May 9, 2007, the Company began participating in the funding of the ongoing development of automotive controllers by SPD Control Systems Corp., a licensee of the Company (“SPD Control Systems”). This development work is to produce the electronic controllers to operate SPD-Smart automotive windows and glass roof systems for one or more of the top five automotive makers in the world. The Company’s funding of this project was reflected in the form of a senior secured convertible promissory note (the “Note”) of SPD Control Systems held by Research Frontiers’ wholly-owned subsidiary, SPD Enterprises Inc. (“SPD Enterprises”). The Note bore interest at 10% per annum, was secured by all of the assets (including intellectual property) of SPD Control Systems, and was convertible at the option of SPD Enterprises into common stock of SPD Control Systems at an initial conversion price of $0.50 per share. This conversion price was adjustable downward to result in the issuance to SPD Enterprises of additional shares of SPD Control Systems common stock under certain conditions. The Note provided funding of up to $150,000 by SPD Enterprises based upon the achievement of certain development milestones by SPD Control Systems. As part of a broader agreement between SPD Control Systems and the Company, effective May 9, 2010, the maturity date of this Note was extended to May 9, 2012 and the applicable conversion price for the Note was specified as $0.25 per share of SPD Control Systems stock through May 9, 2012 and $0.10 per share thereafter. On March 30, 2012 SPD Control Systems paid Research Frontiers $224,903 in full payment of the principal and accrued interest on the note.

(4) Fixed Assets

     Fixed assets and their estimated useful lives as of December 31, 2012 and 2011, are as follows:

	2012	2011	Estimated useful life
Equipment and furniture	$1,301,341	$1,290,083	5 years

			Life of lease or estimated
Leasehold Improvements	437,745	437,427	life of asset if shorter
	1,739,086	1,727,510

Less accumulated depreciation
and amortization	(1,680,045)	(1,645,082)
	$59,041	$82,428

(5) Accrued Expenses and Other

     Accrued expenses consist of the following at December 31, 2012 and 2011:

	2012	2011
Payroll, bonuses and related benefits	$110,621	$134,384
Professional services	23,450	35,040
Deferred rent	10,691	19,006
Other	361	363
	$145,123	$188,793

(6) Income Taxes

     Since inception, the Company has incurred losses from operations and as a result has not recorded income tax expense. Benefits related to net operating loss carryforwards and deferred items have been fully reserved since it was not more likely than not that the Company would achieve profitable operations.

     The Company applied for state research and development refundable credits for the years ended December 31, 2006 through 2009. In April 2012, the Company received $613,397 relating to these credits for the years 2006 through 2009, which is reflected as an income tax benefit in the accompanying statement of operations. The Company currently does not expect to collect additional credits for years subsequent to 2009. In addition, $61,340 is included in operating expenses on the accompanying statement of operations for the year ended December 31, 2012 relating to professional fees paid in connection with securing these refundable credits.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2012 and 2011 are presented below.

	2012	2011
Deferred tax assets:
Depreciation	$95,000	$91,000
Allowance for bad debts	37,000	37,000
Net operating loss carryforwards	22,525,000	22,516,000
Stock option expense	1,051,000	1,051,000
Research and other credits	977,000	1,008,000
Other temporary differences	15,000	15,000
Total gross deferred tax assets	24,700,000	24,718,000
Less valuation allowance	(24,700,000)	(24,718,000)
	$--	$--

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

     At December 31, 2012, the Company had a net operating loss carryforward for federal income tax purposes of approximately $55,000,000, varying amounts of which will expire in each year from 2013 through 2032. Research and other credit carryforwards of approximately $977,000 are available to the Company to reduce income taxes payable in future years principally through 2032. Net operating loss carryforwards of approximately $2,654,000 and research and other credit carryforwards of approximately $65,000 are scheduled to expire during fiscal 2013, if not utilized.

(7) Shareholders’ Equity

     (a) Common Stock and Warrants

     During 2012 the Company sold, pursuant to the Company’s effective registration statement filed with the SEC, equity in the Company as follows:

Date	Shares issued	Warrants issued	Unit price	Proceeds
July 30, 2012	589,227	117,846	$2.97	$1,745,549	*
August 28, 2012	1,900,000	380,000	$2.97	$5,229,201	**
October 3, 2012	1,250,000	250,000	$4.49	$5,275,750	***
Total	3,739,227	747,846		$12,250,500
____________________

(*)	Net of fees of $4,455
(**)	Net of fees of $413,719
(***)	Net of fees of $336,750

     Shares and warrants issued in the July 30, 2012 and August 28, 2012 sales were sold pursuant to the Company’s currently effective shelf registration. Warrants issued in the July 30, 2012 and August 28, 2012 sales’ are exercisable for a period of five years beginning on the closing date of the offering at an exercise price of $4.45 per share (150% of the aggregate offering price for a share of common stock and corresponding warrant).

     The warrants issued in connection with the October 3, 2012 sale are exercisable for a period of five years beginning on the six-month anniversary of the closing date at an exercise price of $6.73 per share (approximately 150% of the aggregate offering price). The securities issued in the October 3, 2012 sale were not registered under the Securities Act of 1933, as amended, or any state securities laws, and were issued and sold in a private placement pursuant to Regulation D of the Securities Act. The Company subsequently filed a Form S-3 registration with the US Securities and Exchange Commission which was declared effective on December 26, 2012 that covers the resale of the shares by the purchaser and the shares issuable upon exercise of the warrants.

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
____________________

*       Net of fees of $9,277

     (b) Options and Warrants

     (i) Employee Options

     In 2008, the shareholders approved the Company’s 2008 Equity Incentive Plan which provides for the granting of both incentive stock options at the fair market value at the date of grant and nonqualified stock options at the fair market value at the date of grant to employees or non-employees who, in the determination of the Board of Directors, have made or may make significant contributions to the Company in the future. The Company may also award stock appreciation rights, restricted stock, or restricted stock units under this plan. The Company initially reserved 750,000 shares of its common stock for issuance under this plan, and 388,508 options and other awards were available for issuance under this plan as of December 31, 2012.

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

     The Company granted no Employee options during 2012 and 2011. The Company granted 176,000 fully vested options during 2010 and recorded share-based compensation of $406,560. There was no share-based compensation recorded in 2012 and 2011. The Company valued these 2010 grants using the Black-Scholes option pricing model with the following assumptions:

Fair value on grant date	$2.31
Expected dividend yield	--
Expected volatility	76%
Risk free interest rate	2.57%
Expected term of the option	5 years

Activity in stock options is summarized below:

			Weighted
			Average
	Number	Weighted	Remaining
	of Shares	Average	Contractual	Aggregate
	Subject to	Exercise	Term	Intrinsic
	Option	Price	(Years)	Value
Balance at December 31, 2009	2,011,180	$13.82	3.9	$--
Granted	176,000	$3.69
Cancelled	(452,981)	$18.90
Exercised	--	$--
Balance at December 31, 2010	1,734,199	$11.64	4.3	$281,600
Granted	--	$--
Cancelled	(379,550)	$20.43
Exercised	(85,000)	$3.72
Balance at December 31, 2011	1,269,649	$9.48	4.2	$--
Cancelled	(151,750)	$12.76
Exercised	--	--
Balance of December 31, 2012	1,117,899	$9.03	3.7	$4,250

All options are exercisable at December 31, 2012.

During 2011 an employee was to make a payment of $276,750 for exercising 75,000 options but instead he forfeited 29,270 options which would have been exercisable at a fair market value of $276,896 and delivered the difference in cash.

During 2011, the Company received $39,744 in proceeds from the exercise of options.

     (ii) Warrants/Non-Employee Options

     Activity in warrants is summarized below:

	Number of Shares
	Underlying Warrants
	and Non-Employee	Weighted Average
	Options Granted	Exercise Price
Balance at December 31, 2009	500,161	$6.00-9.00
Exercised	--	$--
Terminated	(135,000)	$7.50
Issued	343,748	$5.91
Balance at December 31, 2010	708,909	$5.00-9.00
Exercised	(4,652)	$5.64
Terminated	--	$--
Issued	--	$--
Balance at December 31, 2011	704,257	$5.00-9.00
Exercised	--	--
Terminated	--	--
Issued	807,846	$5.12
Balance at December 31, 2012	1,512,103	$5.56

Warrants and non-employee options generally expire from five to ten years from the date of issuance. At December 31, 2012, the number of warrants and non-employee options exercisable was 1,218,353 at a weighted average exercise price of $5.37 per share.

The Company granted a total of 60,000 non-employee options to two consultants during 2012 at a weighted average exercise price of $3.95. These grants vest ratably over 24 months from the date of grant. These non-employee options are valued at fair value at the time that the related services are provided using the Black-Scholes method and marked to market quarterly using the Black Scholes method. The Company incurred a charge (benefit) of $4,690 ($16,974), and $75,716 for 2012, 2011, and 2010, respectively in connection with these non-employee options.

During 2011, the Company received $26,233 in proceeds from the exercise of warrants.

     (c) Restricted Stock Grants

     During, 2012 the Company granted 363,200 shares of common stock to its directors and employees. All of the 96,500 shares granted to the directors, as well as 5,100 shares granted to employees, vested immediately upon grant. The remaining 261,600 shares issued to employees vest ratably over 36 months following grant. The market value per share on the date of grant was $3.38. In connection with these grants, as well as prior grants that are not yet fully vested, the Company charged $873,888, $719,811 and $696,888 to operations during 2012, 2011 and 2010, respectively. In addition, at December 31, 2012, $589,000 remains to be charged to operations over the next 24 months relating to these grants.

     During 2011, the Company granted 63,000 and 139,000 shares of common stock to directors and employees respectively. The market price of each share on the date of grant was $5.20. All of the shares granted to the directors, as well as 3,000 shares granted to certain employees, vested immediately upon grant. The remaining 136,000 shares issued vest ratably over the next 36 months. During 2010, the Company granted a total of 40,500 shares of restricted common stock to three directors. The market price of each share on the date of grant was $3.69. These shares were fully vested on the date of grant. At December 31, 2012, 2011, and 2010, 218,733, 90,667, 65,768 respectively, of these grants remain unvested. In addition, at December 31, 2012, $236,000 remains to be charged to operations over the next 12 months relating to these grants.

(8) License and Other Agreements

     The Company has entered into a number of license agreements covering various products using the Company’s SPD technology. Some of these license agreements are limited to specific countries and/or markets. Licensees of Research Frontiers who incorporate SPD technology into end products pay Research Frontiers an earned royalty of 5-15% of net sales of licensed products under license agreements currently in effect, and may also be required to pay Research Frontiers fees and minimum annual royalties. Licensees who sell products or components to other licensees of Research Frontiers do not pay a royalty on such sale; Research Frontiers will collect such royalty from the licensee incorporating such products or components into its own end-products. Research Frontiers’ license agreements typically allow the licensee to terminate the license after some period of time, and give Research Frontiers only limited rights to terminate before the license expires. Most licenses are non-exclusive and generally last as long as our patents remain in effect.

     (9) Commitments

     The Company has an employment agreement with one of its officers which provides for an annual base salary of $425,000 and with another officer which provides for an annual base salary of $300,000, both for calendar year 2012. Each of these employment agreements have evergreen provision that extend the term by one year on the anniversary date unless the Company or the employee has given notice that they will not renew the agreement upon the expiration of its term.

     The Company has a defined contribution profit sharing (401K) plan covering employees who have completed one year of service. Contributions are made at the discretion of the Company. The Company did not make any contributions to this plan for 2012, 2011, or 2010.

     The Company occupies premises under an operating lease agreement which expires on January 31, 2014. At December 31, 2012, the approximate minimum annual future rental commitments under this lease for the next five years are as follows:

2013:	$192,000
2014:	$16,000

     Rent expense, including other occupancy related expenses, amounted to approximately $200,000, $172,000, and $198,000, for 2012, 2011, and 2010, respectively.

(10) Rights Plan

In February 2003, the Company’s Board of Directors adopted a Stockholders’ Rights Plan (the “Rights Plan”) and declared a dividend distribution of one right (a “Right”) for each outstanding share of Company common stock to stockholders of record at the close of business on March 3, 2003. Pursuant to the 2003 Agreement, on February 11, 2013, the Board of Directors of the Company authorized the adoption of the Restated and Amended Stockholder Protection Rights Agreement, dated as of February 11, 2013 (the “Restated and Amended Rights Agreement”), between the Company and the Rights Agent, which restates and amends the 2003 Agreement to (a) extend the final expiration time of the Rights from February 18, 2013 to February 11, 2023, (b) decrease the Exercise Price of the Rights from $60 to $40, and (c) make certain other changes as set forth therein. The 15% acquisition threshold contained in the 2003 Rights Agreement was not changed. The Board of Directors authorized the adoption of the Restated and Amended Rights Agreement to promote fair and equal treatment of the Company’s stockholders in connection with any initiative to acquire control of the Company. The Restated and Amended Rights Agreement was not adopted in response to any specific proposal to acquire the Company.

     Subject to certain exceptions listed in the Rights Plan, if a person or group has acquired beneficial ownership of, or commences a tender or exchange offer for, 15% or more of the Company’s common stock, unless redeemed by the Company’s Board of Directors, each Right entitles the holder (other than the acquiring person) to purchase from the Company $80 worth of common stock for $40. If the Company is merged into, or 50% or more of its assets or earning power is sold to, the acquiring company, the Rights will also enable the holder (other than the acquiring person) to purchase $80 worth of common stock of the acquiring company for $40. The Rights will expire at the close of business on February 11, 2023, unless the Rights Plan is extended by the Company’s Board of Directors or unless the Rights are earlier redeemed by the Company at a price of $.0001 per Right. The Rights are not exercisable during the time when they are redeemable by the Company.

          (11) Selected Quarterly Financial Data (Unaudited)

	Quarter
2012	First	Second	Third	Fourth
Fee income	$482,578	$450,828	$471,886	$552,044
Operating loss (2)	(1,434,553)	(793,041)	(869,788)	(612,787)
Net loss (2)	(803,339)	(789,551)	(866,464)	(604,247)
Basic and diluted net loss
per common share (1)	(.04)	(.04)	(.04)	(.03)

2011	First	Second	Third	Fourth
Fee income	$144,441	$140,407	$207,200	$353,934
Operating loss (2)	(1,593,220)	(923,394)	(812,400)	(834,328)
Net loss (2)	(1,589,281)	(919,122)	(801,840)	(825,825)
Basic and diluted net loss
per common share (1)	(.09)	(.05)	(.04)	(.04)

____________________

     (1) Since per share information is computed independently for each quarter and the full year, based on the respective average number of common shares outstanding, the sum of the quarterly per share amounts does not necessarily equal the per share amounts for the year.

     (2) The Company incurred higher costs in the first quarter of 2012 and 2011 relating primarily to: (i) $424,000 and $444,000 of stock and option compensation charges in the first quarter of 2012 and 2011 respectively relating to common stock and options granted to directors, employees and consultants, and (ii) $175,000 during the first quarter of 2012 and 2011 in directors’ fees.

SCHEDULE II

RESEARCH FRONTIERS INCORPORATED
VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2012, 2011, and 2010

	Balance at	Charged to			Balance
	beginning	costs and			at end
	of period	expenses	Deductions		of period
Description
Allowance for uncollectible
royalty receivables:

December 31, 2012	$92,723	$0	$0		$92,723

December 31, 2011	$162,723	$0	$70,000	*	$92,723

December 31, 2010	$186,568	$0	$23,845	*	$162,723
____________________

*       Recovery of previously reserved receivables.