Form 10-Q
period 2013-03-31
RESEARCH FRONTIERS INC
filed 2013-05-07
CIK 793524

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2013      Commission File No. 1-9399

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 3, 2013, there were outstanding 22,916,095 shares of Common Stock, par value $0.0001 per share.

RESEARCH FRONTIERS INCORPORATED

Consolidated Balance Sheets

	March 31	December 31
	2013	2012
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$7,815,306	$8,390,233
Short term investments	5,052,921	5,052,921
Royalty receivables, net of reserves of $92,723 in 2013 and 2012	798,259	688,318
Prepaid expenses and other current assets	88,080	201,949
Total current assets	13,754,566	14,333,421

Fixed assets, net	59,847	59,041
Deposits and other assets	22,605	22,605

Total assets	$13,837,018	$14,415,067

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$170,888	$72,269
Accrued expenses and other current liabilities	177,758	145,123
Deferred revenue	191,250	25,000
Total current liabilities	539,896	242,392

Commitments and Contingencies

Shareholders' equity:
Capital stock, par value $0.0001 per share;
authorized 100,000,000 shares, issued and outstanding
22,916,095 and 22,646,782 shares for 2013 and 2012	2,293	2,265
Additional paid-in capital	102,355,900	101,642,297
Accumulated deficit	(89,061,071)	(87,471,887)

Total shareholders' equity	13,297,122	14,172,675

Total liabilities and shareholders' equity	$13,837,018	$14,415,067

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Consolidated Statements of Operations

(Unaudited)

	Three months ended
	March 31, 2013	March 31, 2012
Fee income	$707,231	$482,578
Operating expenses	1,667,831	1,439,393
Research and development	636,436	477,738
	2,304,267	1,917,131
Operating loss	(1,597,036)	(1,434,553)
Net investment income	7,852	17,817
Loss before income tax benefit	(1,589,184)	(1,416,736)
Income tax benefit	--	613,397
Net loss	$(1,589,184)	$(803,339)
Basic and diluted
net loss per common share	$(.07)	$(.04)
Basic and diluted
weighted average number of
common shares outstanding	22,916,095	18,907,555

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
	March 31, 2013	March 31, 2012
Cash flows from operating activities:
Net loss	$(1,589,184)	$(803,339)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	10,321	8,500
Stock-based compensation	713,631	463,881
Changes in assets and liabilities:
Royalty receivables	(109,941)	(108,511)
Prepaid expenses and other assets	113,869	(598,239)
Deferred revenue	166,250	162,500
Accounts payable and accrued expenses	131,254	83,641

Net cash used in operating activities	(563,800)	(791,567)

Cash flows from investing activities:
Purchase of fixed assets	(11,127)	(2,459)
Change in short term investments	--	(2,497)
Note receivable and interest on SPD Control Systems	--	224,903
Net cash (used in) provided by
investing activities	(11,127)	219,947

Net decrease in cash and cash equivalents	(574,927)	(571,620)

Cash and cash equivalents at beginning of year	8,390,233	2,403,364

Cash and cash equivalents at end of period	$7,815,306	$1,831,744

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED
Notes to Consolidated Financial Statements
March 31, 2013
(Unaudited)

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K relating to Research Frontiers Incorporated (the “Company”) for the fiscal year ended December 31, 2012.

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

Fee Income

Fee income represents amounts earned by the Company under various license and other agreements relating to technology developed by the Company. During the first three months of 2013, three licensees of the Company accounted for approximately 36%, 25% and 10, respectively, of fee income recognized during such period. During the first three months of 2012, four licensees of the Company accounted for approximately 69%, 5%, 5%, and 4%, respectively, of fee income recognized during such period.

Stock-Based Compensation

GAAP requires that all stock-based compensation be recognized as an expense in the financial statements and that such costs be measured at the fair value of the award.

The Company has in the past granted options/warrants to consultants. These options generally vest ratably over 24 to 60 months from the date of grant and the Company charges to operations quarterly the current market value of the options using the Black Scholes method. During the three months ended March 31, 2013 and 2012 a benefit of ($1,193) and ($12,143) was recorded to operations reflecting the fair value of the options using the Black Scholes method with the following weighted average assumptions:

	2013	2012
Risk free interest rate	0.3%	0.6%
Option Life	5 years	5 years
Volatility	53%	58%

During the three months ended March 31, 2012, the Company granted 363,200 shares of restricted common stock to its directors and employees. Directors received 96,500 of these shares of restricted common stock. All of the shares granted to the directors, as well as 5,100 shares granted to employees, vested immediately upon grant. The remaining 261,600 shares vest ratably over the 36 months following grant. The market value per share on the date of grant was $3.38. During the three months ended March 31, 2013, the Company granted 282,900 shares of restricted stock to its directors and employees. Directors received 91,500 of these shares of restricted common stock. All of the shares granted to the directors, as well as 3,400 shares granted to employees vested immediately upon grant. The remaining 188,000 shares vest ratably over the 36 months following grant. The market value per share on the date of grant was $3.70. In connection with these grants as well as prior grants to employees and directors that are not yet fully vested, the Company charged $541,704 and $463,881 to operations during the three months ended March 31, 2013 and 2012 respectively.

The Company granted no Employee options during 2012. The Company granted 80,200 fully vested options during 2013 and recorded share-based compensation of $173,120. The Company valued these 2013 grants using the Black-Scholes option pricing model with the following assumptions:

Risk free interest rate	0.8%
Option Life	5 years
Volatility	71%

As of March 31, 2013, remaining unamortized compensation costs in connection with these grants was $1,330,221 which will be recognized over the next 33 month period.

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

Equity

The Company did not sell any equity securities during the three months ended March 31, 2012 and 2013.

Treasury Stock

The Company did not repurchase any of its stock during the three months ended March 31, 2012 and 2013.

Investments

The Company classifies investments in marketable securities as trading, available-for-sale or held-to-maturity at the time of purchase and periodically re-evaluates such classifications. Trading securities are carried at fair value, with unrealized holding gains and losses included in earnings. Held-to-maturity securities are recorded at cost and are adjusted for the amortization or accretion of premiums or discounts over the life of the related security. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss) until realized. In determining realized gains and losses, the cost of securities sold is based on the specific identification method. Interest and dividends on the investments are accrued at the balance sheet date. At March 31, 2013 and December 31, 2012 all investments were classified as held to maturity and consisted of the following:

Certificates of Deposit	Maturity	Value of Held to Maturity
Investment	Date	Investments (based on cost)
$ 2,000,000	04-18-13	$ 2,000,000
$ 2,000,000	10-17-13	$ 2,000,000
$ 500,940	06-29-13	$ 500,940
$ 300,564	04-06-13	$ 300,564
$ 251,417	06-29-13	$ 251,417
$ 5,052,921

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

Financial assets accounted for at fair value on a recurring basis at March 31, 2013 include cash, cash equivalents and short term investments of approximately $12.9 million. These assets are carried at fair value based on quoted market prices for identical securities (Level 1 inputs).

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Critical Accounting Policies

The following accounting policies are important to understanding our financial condition and results of operations and should be read as an integral part of the discussion and analysis of the results of our operations and financial position. For additional accounting policies, see note 2 to our consolidated financial statements, “Summary of Significant Accounting Policies” in our Form 10-K report for the period ending December 31, 2012. The Company has entered into a number of license agreements covering potential products using the Company’s SPD technology. The Company receives fees and minimum annual royalties under certain license agreements and records fee income on a ratable basis each quarter. In instances when sales of licensed products by its licensees exceed minimum annual royalties, the Company recognizes fee income as the amounts have been earned. Certain of the fees are accrued by, or paid to, the Company in advance of the period in which they are earned resulting in deferred revenue.

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

Results of Operations

Three months ended March 31, 2013 Compared to the three months ended March 31, 2012

The majority of the Company’s fee income comes from the activities of several licensees participating in the automotive market. The Company currently believes that the automotive market will be the largest source of its royalty income over the next several years. The Company’s royalty income from this market may be influenced by numerous factors including various trends affecting demand in the automotive industry and the rate of introduction of new technology in OEM product lines. In addition to these macro factors, the Company's royalty income from the automotive market could also be influenced by specific factors such as whether the Company's SPD-SmartGlass technology appears as standard equipment or as an option on a particular vehicle, the number of additional vehicle models that SPD-SmartGlass appears on, the size of each window on an vehicle and the number of windows on a vehicle that use SPD-SmartGlass, fluctuations in the total number of vehicles produced by a manufacturer, and in the percentage of cars within a model line produced with SPD-SmartGlass, and changes in pricing or exchange rates.

The Company’s fee income from licensing activities for the three months ended March 31, 2013 increased 47% to $707,231, as compared to $482,578 for the three months ended March 31, 2012. Most of the increase in fee income during this period was a result of higher royalties from several licensees in the automotive market. Certain license fees, which are paid to the Company in advance of the accounting period in which they are earned resulting in the recognition of deferred revenue for the current accounting period, will be recognized as fee income in future periods. Also, licensees may offset some or all of their royalty payments on sales of licensed products for a given period by applying these advance payments towards such earned royalty payments. Because the Company’s license agreements typically provide for the payment of royalties by a licensee on product sales within 45 days after the end of the quarter in which a sale of a licensed product occurs (with some of the Company’s more recent license agreements providing for payments on a monthly basis), and because of the time period which typically will elapse between a customer order and the sale of the licensed product and installation in a home, office building, automobile, aircraft, boat or any other product, there could be a delay between when economic activity between a licensee and its customer occurs and when the Company gets paid its royalty resulting from such activity.

Operating expenses increased by $228,438 for the three months ended March 31, 2013 to $1,667,831 from $1,439,393 for the three months ended March 31, 2012. This increase was principally the result of higher payroll and related costs ($153,000), plus higher marketing and public relations costs ($34,000). Included in operating expenses are approximately $532,000 and $424,000 of non-cash compensation charges for the three months ended March 31, 2013 and 2012, respectfully, relating to common stock and options granted to directors, employees and consultants.

Research and development expenditures increased by $158,698 to $636,436 for the three months ended March 31, 2013 from $477,738 for the three months ended March 31, 2012. This increase was principally the result of higher payroll and related costs ($146,000) as well as higher materials and project costs ($8,000). Included in research and development expenses are approximately $182,000 and $40,000 of non-cash compensation charges for the three months ended March 31, 2013 and 2012, respectively.

The Company’s net investment income for the three months ended March 31, 2013 was $7,852 as compared to $17,817 for the three months ended March 31, 2012. The difference was primarily due to interest from higher cash balances available for investment partially offset the interest on the Note from SPD Control Systems which was collected at the end of March 2012.

No income tax benefit or expense was recorded for the three months ended March 31, 2013. The Company recorded an income tax benefit of $613,397 for the three months ended March 31, 2012. This benefit results from state research and development refundable credits that the Company applied for related to the years ended December 31, 2006, 2007, 2008, and 2009. The Company does not currently expect to collect additional credits.

As a consequence of the factors discussed above, the Company's net loss was $1,589,184 ($0.07 per common share) for the three months ended March 31, 2013 as compared to $803,339 ($0.04 per common share) for the three months ended March 31, 2012.

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

During the first three months of 2013, the Company's cash and cash equivalents balance decreased by $574,927 principally as a result of cash used for operations of $563,800. At March 31, 2013, the Company had working capital of $13,214,670 and total shareholders’ equity of $13,297,122.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information required by Item 3 has been disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. There has been no material change in the disclosure regarding market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We designed our disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2013, and, based on their evaluation, have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 7, 2013