Form 10-Q
period 2013-06-30
RESEARCH FRONTIERS INC
filed 2013-08-06
CIK 793524

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2013   Commission File No. 1-9399

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 6, 2013, there were outstanding 22,916,095 shares of Common Stock, par value $0.0001 per share.

RESEARCH FRONTIERS INCORPORATED

Consolidated Balance Sheets

	June 30	December 31
	2013	2012
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$7,030,474	$8,390,233
Short term investments	5,059,456	5,052,921
Royalty receivables, net of reserves of $92,723 in 2013 and 2012	839,169	688,318
Prepaid expenses and other current assets	64,162	201,949
Total current assets	12,993,261	14,333,421

Fixed assets, net	72,917	59,041
Deposits and other assets	22,605	22,605

Total assets	$13,088,783	$14,415,067

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$111,272	$72,269
Accrued expenses and other current liabilities	128,567	145,123
Deferred revenue	127,500	25,000
Total current liabilities	367,339	242,392

Commitments and Contingencies

Shareholders' equity:
Capital stock, par value $0.0001 per share;
authorized 100,000,000 shares, issued and outstanding
22,916,095 and 22,646,782 shares for 2013 and 2012	2,293	2,265
Additional paid-in capital	102,559,702	101,642,297
Accumulated deficit	(89,840,551)	(87,471,887)

Total shareholders' equity	12,721,444	14,172,675

Total liabilities and shareholders' equity	$13,088,783	$14,415,067

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Consolidated Statements of Operations

(Unaudited)

	Six months ended		Three months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Fee income	$1,229,075	$933,406	$521,844	$450,828
Operating expenses	2,586,023	2,291,591	918,192	852,217
Research and development	1,030,724	869,390	394,288	391,652
Total Expenses	3,616,747	3,160,981	1,312,480	1,243,869
Operating loss	(2,387,672)	(2,227,575)	(790,636)	(793,041)
Net investment income	19,008	21,307	11,156	3,490
Loss before income tax benefit	(2,368,664)	(2,206,268)	(779,480)	(789,551)
Income tax benefit	--	613,397	--	--
Net loss	$(2,368,664)	$(1,592,871)	$(779,480)	$(789,551)
Basic and diluted Net
loss per common share	$(.10)	$(.08)	$(.03)	$(.04)
Basic and diluted
weighted average number of
common shares outstanding	22,916,095	18,907,555	22,916,095	18,907,555

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
	June 30, 2013	June 30, 2012

Cash flows from operating activities:
Net loss	$(2,368,664)	$(1,592,871)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	21,867	17,122
Stock-based compensation	922,918	581,720
Changes in assets and liabilities:
Royalty receivables	(150,851)	(203,201)
Prepaid expenses and other assets	132,302	43,769
Deferred revenue	102,500	131,250
Accounts payable and accrued expenses	22,447	32,097

Net cash used in operating activities	(1,317,481)	(990,114)

Cash flows from investing activities:
Purchase of fixed assets	(35,743)	(4,518)
Change in short term investments	(6,535)	205,056
Note receivable and interest on SPD Control Systems	--	224,903
Net cash (used in) provided by
investing activities	(42,278)	425,441

Cash flows from financing activities:
Net cash used in financing activities	--	--

Net decrease in cash and cash equivalents	(1,359,759)	(564,673)

Cash and cash equivalents at beginning of year	8,390,233	2,403,364

Cash and cash equivalents at end of period	$7,030,474	$1,838,691

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED
Notes to Consolidated Financial Statements
June 30, 2013
(Unaudited)

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K relating to Research Frontiers Incorporated (the “Company”) for the fiscal year ended December 31, 2012.

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

Fee Income

Fee income represents amounts earned by the Company under various license and other agreements relating to technology developed by the Company. During the first six months of 2013, two licensees each accounted for 10% or more of fee income of the Company; these licensees accounted for approximately 41% and 16% of the Company’s fee income recognized during this period. During the first six months of 2012, one licensee accounted for 10% or more of fee income of the Company; this licensee accounted for approximately 69% of the Company’s fee income recognized during this period.

Stock-Based Compensation

GAAP requires that all stock-based compensation be recognized as an expense in the financial statements and that such costs be measured at the fair value of the award.

The Company has in the past granted options/warrants to consultants. These options generally vest ratably over 24 to 60 months from the date of grant and the Company charges to operations quarterly the current market value of the options using the Black Scholes method. During the six months of June 30, 2013 and 2012 a charge/(benefit) of $17,510 and ($26,914) and during the three months ended June 30, 2013 and 2012 a charge/(benefit) $18,703 and ($14,771) was recorded to operations reflecting the fair value of the options using the Black Scholes method with the following weighted average assumptions:

	2013	2012
Risk free interest rate	0.3%	0.3%
Option Life	5 years	5 years
Volatility	51%	53%

During the six months ended June 30, 2013, the Company granted 282,900 shares of restricted stock to its directors and employees. Directors received 91,500 of these shares of restricted common stock. All of the shares granted to the directors, as well as 3,400 shares granted to employees vested immediately upon grant. The remaining 188,000 shares vest ratably over the 36 months following grant. The market value per share on the date of grant was $3.70.

During the six months ended June 30, 2012, the Company granted 363,200 shares of restricted common stock to its directors and employees. Directors received 96,500 of these shares of restricted common stock. All of the shares granted to the directors, as well as 5,100 shares granted to employees, vested immediately upon grant. The remaining 261,600 shares vest ratably over the 36 months following grant. The market value per share on the date of grant was $3.38.

In connection with the restricted stock grants to employees and directors that are not yet fully vested, the Company charged $190,584 and $132,610 to operations during the three months ended June 30, 2013 and 2012 respectively, and $732,288 and $608,634 was charged to operations during the six months ended June 30, 2013 and 2012, respectively.

The Company granted 80,200 fully vested options during 2013 and recorded share-based compensation of $173,120. The Company valued these 2013 grants using the Black-Scholes option pricing model with the following assumptions:

Risk free interest rate	0.8%
Option Life	5 years
Volatility	71%

As of June 30, 2013, remaining unamortized compensation costs in connection with these grants was $1,139,637 which will be recognized over the next 30 month period.

The Company granted no Employee options during 2012.

Income Taxes

Since inception, the Company has incurred losses from operations and as a result has not recorded income tax expense. Benefits related to net operating loss carryforwards and deferred items have been fully reserved since it was not more likely than not that the Company would achieve profitable operations.

The Company applied for state research and development refundable credits for the years ended December 31, 2006 through 2009. In April 2012, the Company received $613,397 relating to these credits for the years 2006 through 2009, which is reflected as income tax benefit in the accompanying statement of operations. The Company currently does not expect to collect additional credits for subsequent years. In addition, $61,340 is included in operating expenses on the statement of operation as of June 30, 2012 relating to professional fees paid in connection with securing these refundable credits.

Equity

The Company did not sell any equity securities during the six months ended June 30, 2013 and 2012.

Treasury Stock

The Company did not repurchase any of its stock during the six months ended June 30, 2013 and 2012.

Investments

The Company classifies investments in marketable securities as trading, available-for-sale or held-to-maturity at the time of purchase and periodically re-evaluates such classifications. Trading securities are carried at fair value, with unrealized holding gains and losses included in earnings. Held-to-maturity securities are recorded at cost and are adjusted for the amortization or accretion of premiums or discounts over the life of the related security. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss) until realized. In determining realized gains and losses, the cost of securities sold is based on the specific identification method. Interest and dividends on the investments are accrued at the balance sheet date. At June 30, 2013 and December 31, 2012 all investments were classified as held to maturity and consisted of the following:

		June 30, 2013	December 31, 2012
Certificates of Deposit	Maturity	Value of Held to Maturity	Value of Held to Maturity
Investment	Date	Investments (based on cost)	Investments (based on costs)
$2,000,000	10-17-14	$2,004,000	$2,000,000
2,000,000	10-17-13	2,000,000	2,000,000
500,940	12-29-13	501,877	500,940
300,564	10-06-13	301,126	300,564
251,417	03-29-14	252,453	251,417
		$5,059,456	$5,052,921

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

Financial assets accounted for at fair value on a recurring basis at June 30, 2013 include cash and cash equivalents of approximately $7.0 million. These assets are carried at fair value based on quoted market prices for identical securities (Level 1 inputs).

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

Results of Operations

Six months ended June 30, 2013 Compared to the six months ended June 30, 2012

The majority of the Company’s fee income comes from the activities of several licensees participating in the automotive market. The Company currently believes that the automotive market will be the largest source of its royalty income over the next several years. The Company’s royalty income from this market may be influenced by numerous factors including various trends affecting demand in the automotive industry and the rate of introduction of new technology in OEM product lines. In addition to these macro factors, the Company’s royalty income from the automotive market could also be influenced by specific factors such as whether the Company’s SPD-SmartGlass technology appears as standard equipment or as an option on a particular vehicle, the number of additional vehicle models that SPD-SmartGlass appears on, the size of each window on an vehicle and the number of windows on a vehicle that use SPD-SmartGlass, fluctuations in the total number of vehicles produced by a manufacturer, and in the percentage of cars within model like produced with SPD-SmartGlass, and changes in pricing or exchange rates.

The Company’s fee income from licensing activities for the six months ended June 30, 2013 increased 32% to $1,229,075, as compared to $933,406 for the six months ended June 30, 2012. Most of the increase in fee income during this period was a result of higher product sales and minimum annual royalty and other payments from licensees in the automotive market. Certain license fees, which are paid to the Company in advance of the accounting period in which they are earned resulting in the recognition of deferred revenue for the current accounting period, which will be recognized as fee income in future periods. Also, licensees may offset some or all of their royalty payments on sales of licensed products for a given period by applying these advance payments towards such earned royalty payments. Because the Company’s license agreements typically provide for the payment of royalties by a licensee on product sales within 45 days after the end of the quarter in which a sale of a licensed product occurs (with some of the Company’s more recent license agreements providing for payments on a monthly basis), and because of the time period which typically will elapse between a customer order and the sale of the licensed product and installation in a home, office building, automobile, aircraft, boat or any other product, there could be a delay between when economic activity between a licensee and its customer occurs and when the Company gets paid its royalty resulting from such activity.

Operating expenses increased by $294,432 for the six months ended June 30, 2013 to $2,586,023 from $2,291,591 for the six months ended June 30, 2012. This increase was principally the result of higher payroll and related costs ($178,000), plus higher marketing and public relations costs ($107,000) patent costs ($42,000) and higher material costs ($25,000) partially offset by lower professional fees ($51,000). Included in operating expenses are approximately $700,000 and $507,000 of non-cash compensation charges for the six months ended June 30, 2013 and 2012, respectfully, relating to common stock and options granted to directors, employees and consultants.

Research and development expenditures increased by $161,334 to $1,030,724 for the six months ended June 30, 2013 from $869,390 for the six months ended June 30, 2012. This increase was principally the result of higher payroll and related costs ($143,000) as well as higher materials and project costs ($24,000) partially offset by lower allocated insurance costs ($12,000). Included in research and development expenses are approximately $223,000 and $74,000 of non-cash compensation charges for the six months ended June 30, 2013 and 2012, respectively.

The Company’s net investment income for the six months ended June 30, 2013 was $19,008 as compared to $21,307 for the six months ended June 30, 2012. The difference was primarily due to interest from higher cash balances available for investment partially offset the interest on the Note from SPD Control Systems which was collected at the end of March 2012.

No income tax benefit or expense was recorded for the six months ended June 30, 2013. The Company recorded an income tax benefit of $613,397 for the six months ended June 30, 2012. This benefit results from state research and development refundable credits that the Company applied for related to the years ended December 31, 2006, 2007, 2008, and 2009. The Company does not currently expect to collect additional credits.

As a consequence of the factors discussed above, the Company's net loss was $2,368,664 ($0.10 per common share) for the six months ended June 30, 2013 as compared to $1,592,871 ($0.08 per common share) for the six months ended June 30, 2012.

Three months ended June 30, 2013 Compared to the three months ended June 30, 2012

The Company’s fee income from licensing activities for the three months ended June 30, 2013 increased 16% or $71,016 to $521,844 from $450,828 for the three months ended June 30, 2012. Most of the increase was due to minimum royalties and other payments received from existing licensees.

Operating expenses increased by $65,975 for the three months ended June 30, 2013 to $918,192 from $852,217 for the three months ended June 30, 2012. This increase was principally the result of higher payroll and related costs ($25,000), plus higher marketing and public relations costs ($67,000) and higher material costs ($25,000) partially offset by lower director’s expenses ($29,000) and professional fees ($21,000). Included in operating expenses are approximately $168,000 and $84,000 of non-cash compensation charges for the three months ended June 30, 2013 and 2012, respectfully, relating to common stock and options granted to directors, employees and consultants.

Research and development expenditures increased by $2,636 to $394,288 for the three months ended June 30, 2013 from $391,652 for the three months ended June 30, 2012. This increase was principally the result of higher materials and project costs ($15,000) partially offset by lower allocated insurance costs ($13,000). Included in research and development expenses are approximately $41,000 and $34,000 of non-cash compensation charges for the three months ended June 30, 2013 and 2012, respectively.

The Company’s net investment income for the three months ended June 30, 2013 was $11,156 as compared to $3,490 for the three months ended June 30, 2012. The difference was primarily due to interest from higher cash balances available for investment partially offset the interest on the Note from SPD Control Systems which was collected at the end of March 2012.

No income tax benefit or expense was recorded for the three months ended June 30, 2013 or 2012 as a result of losses incurred in both periods.

As a consequence of the factors discussed above, the Company's net loss was $779,480 ($0.03 per common share) for the three months ended June 30, 2013 as compared to $789,551 ($0.04 per common share) for the three months ended June 30, 2012.

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

During the first six months of 2013, the Company's cash and cash equivalents balance decreased by $1,359,759 principally as a result of cash used for operations of $1,311,996 as well as the purchase of fixed assets of $35,743. At June 30, 2013, the Company had working capital of $12,625,922 and total shareholders’ equity of $12,721,444.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We designed our disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2013, and, based on their evaluation, have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the six months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 6, 2013