Form 10-Q
period 2013-09-30
RESEARCH FRONTIERS INC
filed 2013-11-05
CIK 793524

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2013      Commission File No. 1-9399

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
Yes [  ]       No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 5, 2013, there were outstanding 22,916,095 shares of Common Stock, par value $0.0001 per share.

RESEARCH FRONTIERS INCORPORATED

Consolidated Balance Sheets

	September 30	December 31
	2013	2012
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$6,107,545	$8,390,233
Short term investments	5,059,456	5,052,921
Royalty receivables, net of reserves of $92,723 in 2013 and 2012	964,118	688,318
Prepaid expenses and other current assets	74,935	201,949
Total current assets	12,206,054	14,333,421

Fixed assets, net	70,121	59,041
Deposits and other assets	22,605	22,605

Total assets	$12,298,780	$14,415,067

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$61,238	$72,269
Accrued expenses and other current liabilities	130,168	145,123
Deferred revenue	63,749	25,000
Total current liabilities	255,155	242,392

Commitments and Contingencies

Shareholders' equity:
Capital stock, par value $0.0001 per share;
authorized 100,000,000 shares, issued and outstanding
22,916,095 and 22,646,782 shares for 2013 and 2012	2,293	2,265
Additional paid-in capital	102,741,837	101,642,297
Accumulated deficit	(90,700,505)	(87,471,887)

Total shareholders' equity	12,043,625	14,172,675

Total liabilities and shareholders' equity	$12,298,780	$14,415,067

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Consolidated Statements of Operations

(Unaudited)

	Nine months ended		Three months ended
	Sept. 30, 2013	Sept. 30, 2012	Sept. 30, 2013	Sept. 30, 2012
Fee income	$1,735,767	$1,405,292	$506,692	$471,886

Operating expenses	3,537,432	3,263,891	951,410	972,300
Research and development	1,455,490	1,238,764	424,765	369,374
Total Expenses	4,992,922	4,502,655	1,376,175	1,341,674

Operating loss	(3,257,155)	(3,097,363)	(869,483)	(869,788)

Net investment income	28,537	24,631	9,529	3,324

Loss before income tax benefit	(3,228,618)	(3,072,732)	(859,954)	(866,464)

Income tax benefit	--	613,397	--	--

Net loss	$(3,228,618)	$(2,459,335)	$(859,954)	$(866,464)

Basic and diluted net
loss per common share	$(.14)	$(.13)	$(.04)	$(.04)

Basic and diluted
weighted average number of
common shares outstanding	22,916,095	19,278,801	22,916,095	20,013,221

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	Sept. 30, 2013	Sept. 30, 2012
Cash flows from operating activities:
Net loss	$(3,228,618)	$(2,459,335)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	33,459	26,108
Stock-based compensation	1,099,568	787,538
Changes in assets and liabilities:
Royalty receivables	(275,800)	(239,731)
Prepaid expenses and other assets	127,014	21,116
Deferred revenue	38,749	53,124
Accounts payable and accrued expenses	(25,986)	(19,113)
Net cash used in operating activities	(2,231,614)	(1,830,293)

Cash flows from investing activities:
Purchase of fixed assets	(44,539)	(10,609)
Change in short term investments	(6,535)	203,639
Note receivable and interest on SPD Control Systems	--	224,903
Net cash (used in) provided by
investing activities	(51,074)	417,933

Cash flows from financing activities:
Net proceeds from the sale of stock	--	6,974,750
Net cash provided by financing activities	--	6,974,750

Net (decrease) increase in cash and cash equivalents	(2,282,688)	5,562,390

Cash and cash equivalents at beginning of year	8,390,233	2,403,364

Cash and cash equivalents at end of period	$6,107,545	$7,965,754

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED
Notes to Consolidated Financial Statements
September 30, 2013
(Unaudited)

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K relating to Research Frontiers Incorporated (the “Company”) for the fiscal year ended December 31, 2012.

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

Fee Income

Fee income represents amounts earned by the Company under various license and other agreements relating to technology developed by the Company. During the first nine months of 2013 two licensees accounted for 10% or more of fee income of the Company; these licensees accounted for approximately 42% and 13% respectively of fee income recognized during this period. During the first nine months of 2012 one licensee accounted for 10% or more of fee income of the Company; this licensee accounted for approximately 68% of fee income recognized during such period.

Stock-Based Compensation

GAAP requires that all stock-based compensation be recognized as an expense in the financial statements and that such costs be measured at the fair value of the award.

The Company has in the past granted options/warrants to consultants. These options generally vest ratably over 24 to 60 months from the date of grant and the Company charges to operations quarterly the current market value of the options using the Black Scholes method. During the nine months of September 30, 2013 and 2012 a charge of $9,069 and $46,259, respectively, and during the three months ended September 30, 2013 and 2012 a (benefit) charge ($8,441) and $73,173, respectively, was recorded to operations reflecting the fair value of the options using the Black Scholes method with the following weighted average assumptions:

	2013	2012
Risk free interest rate	0.3%	0.3%
Expected Life of Options (maximum)	1.1 years	1.8 years
Volatility	40%	55%

During the nine months ended September 30, 2013, the Company granted 282,900 shares of restricted stock to its directors and employees. Directors received 91,500 of these shares of restricted common stock. All of the shares granted to the directors, as well as 3,400 shares granted to employees vested immediately upon grant. The remaining 188,000 shares vest ratably over the 36 months following grant. The market value per share on the date of grant was $3.70.

During the nine months ended September 30, 2012, the Company granted 363,200 shares of restricted common stock to its directors and employees. Directors received 96,500 of these shares of restricted common stock. All of the shares granted to the directors, as well as 5,100 shares granted to employees, vested immediately upon grant. The remaining 261,600 shares vest ratably over the 36 months following grant. The market value per share on the date of grant was $3.38.

In connection with the restricted stock grants to employees and directors, the Company charged $190,576 and $132,645 to operations during the three months ended September 30, 2013 and 2012 respectively, and $922,864 and $741,279 was charged to operations during the nine months ended September 30, 2013 and 2012, respectively.

The Company granted 80,200 fully vested options during 2013 and recorded share-based compensation of $173,120. The Company valued these 2013 grants using the Black-Scholes option pricing model with the following assumptions:

Risk free interest rate	0.8%
Expected Life of Options (maximum)	5 years
Volatility	71%

As of September 30, 2013, remaining unamortized compensation costs in connection with these grants was $949,053 which will be recognized over the next 27 month period.

The Company granted no Employee options during 2012.

Income Taxes

Since inception, the Company has incurred losses from operations and as a result has not recorded income tax expense. Benefits related to net operating loss carryforwards and deferred items have been fully reserved since it was not more likely than not that the Company would achieve profitable operations.

The Company applied for state research and development refundable credits for the years ended December 31, 2006 through 2009. In April 2012, the Company received $613,397 relating to these credits for the years 2006 through 2009, which is reflected as income tax benefit in the accompanying statement of operations. The Company currently does not expect to collect additional credits for subsequent years. In addition, $61,340 is included in operating expenses on the statement of operation as of September 30, 2012 relating to professional fees paid in connection with securing these refundable credits.

Equity

The Company did not sell any equity securities during the nine months ended September 30, 2013. During the nine months ended September 30, 2012, the Company sold, pursuant to an effective registration statement filed with the SEC, equity in the Company as follows:

Date	Shares Issued	Warrants Issued	Unit Price	Proceeds
July 30, 2012	589,227	117,846	$2.97	$1,745,549	*
August 28, 2012	1,900,000	380,000	$2.97	$5,229,201	**
Total	2,489,227	497,846		$6,974,750

       * Net of fees of $4,455
       ** Net of fees of $413,719

Treasury Stock

The Company did not repurchase any of its stock during the nine months ended September 30, 2013 and 2012.

Investments

The Company classifies investments in marketable securities as trading, available-for-sale or held-to-maturity at the time of purchase and periodically re-evaluates such classifications. Trading securities are carried at fair value, with unrealized holding gains and losses included in earnings. Held-to-maturity securities are recorded at cost and are adjusted for the amortization or accretion of premiums or discounts over the life of the related security. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss) until realized. In determining realized gains and losses, the cost of securities sold is based on the specific identification method. Interest and dividends on the investments are accrued at the balance sheet date. At September 30, 2013 and December 31, 2012 all investments were classified as held to maturity and consisted of the following:

		September 30, 2013	December 31, 2012
Certificates of Deposit	Maturity	Value of Held to Maturity Investments	Value of Held to Maturity Investments
Investment	Date	(based on cost)	(based on cost)
$2,000,000	October 17, 2013	$2,004,000	$2,000,000
2,000,000	October 17, 2013	2,000,000	2,000,000
500,940	December 29, 2013	501,877	500,940
300,564	October 6, 2013	301,126	300,564
251,417	March 29, 2014	252,453	251,417
		$5,059,456	$5,052,921

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

Financial assets accounted for at fair value on a recurring basis at September 30, 2013 include cash and cash equivalents of approximately $6.1 million. These assets are carried at fair value based on quoted market prices for identical securities (Level 1 inputs).

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

Results of Operations

Nine months ended September 30, 2013 Compared to the nine months ended September 30, 2012

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

The Company’s fee income from licensing activities for the nine months ended September 30, 2013 increased 24% to $1,735,767, as compared to $1,405,292 for the nine months ended September 30, 2012. Most of the increase in fee income during this period was a result of higher product sales and minimum annual royalty and other payments from licensees in the automotive market. Certain license fees, which are paid to the Company in advance of the accounting period in which they are earned resulting in the recognition of deferred revenue for the current accounting period, which will be recognized as fee income in future periods. Also, licensees may offset some or all of their royalty payments on sales of licensed products for a given period by applying these advance payments towards such earned royalty payments. Because the Company’s license agreements typically provide for the payment of royalties by a licensee on product sales within 45 days after the end of the quarter in which a sale of a licensed product occurs (with some of the Company’s more recent license agreements providing for payments on a monthly basis), and because of the time period which typically will elapse between a customer order and the sale of the licensed product and installation in a home, office building, automobile, aircraft, boat or any other product, there could be a delay between when economic activity between a licensee and its customer occurs and when the Company gets paid its royalty resulting from such activity.

Operating expenses increased by $273,541 for the nine months ended September 30, 2013 to $3,537,432 from $3,263,891 for the nine months ended September 30, 2012. This increase was principally the result of higher non-cash compensation charges related to common stock and option grants to employees ($205,000), patent costs ($66,000).

Research and development expenditures increased by $216,726 to $1,455,490 for the nine months ended September 30, 2013 from $1,238,764 for the nine months ended September 30, 2012. This increase was principally the result of higher payroll and related costs ($196,000) as well as higher materials and project costs ($39,000) partially offset by lower allocated insurance costs ($32,000). Included in research and development expenses are approximately $264,000 and $109,000 of non-cash compensation charges for the nine months ended September 30, 2013 and 2012, respectively.

The Company’s net investment income for the nine months ended September 30, 2013 was $28,537 as compared to $24,631 for the nine months ended September 30, 2012. The difference was primarily due to interest from higher cash balances available for investment partially offset the interest on the Note from SPD Control Systems which was collected at the end of March 2012.

No income tax benefit or expense was recorded for the nine months ended September 30, 2013. The Company recorded an income tax benefit of $613,397 for the nine months ended September 30, 2012. This benefit results from state research and development refundable credits that the Company applied for related to the years ended December 31, 2006, 2007, 2008, and 2009. The Company does not currently expect to collect additional credits.

As a consequence of the factors discussed above, the Company's net loss was $3,228,618 ($0.14 per common share) for the nine months ended September 30, 2013 as compared to $2,459,335 ($0.13 per common share) for the nine months ended September 30, 2012.

Three months ended September 30, 2013 Compared to the three months ended September 30, 2012

The Company’s fee income from licensing activities for the three months ended September 30, 2013 increased 7% or $34,806 to $506,692 from $471,886 for the three months ended September 30, 2012. Most of the increase was due to higher royalties from automotive, aerospace and architectural licensees.

Operating expenses increased by $20,890 for the three months ended September 30, 2013 to $951,410 from $972,300 for the three months ended September 30, 2012. This increase was principally the result of higher payroll and related costs ($27,000), plus higher patent costs ($24,000) partially offset by lower director’s expenses ($20,000). Included in operating expenses are approximately $141,000 and $172,000 of non-cash compensation charges for the three months ended September 30, 2013 and 2012, respectfully, relating to common stock and options granted to directors, employees and consultants.

Research and development expenditures increased by $55,391 to $424,765 for the three months ended September 30, 2013 from $369,374 for the three months ended September 30, 2012. This increase was principally the result of higher payroll and related costs ($53,000) materials and project costs ($15,000) partially offset by lower allocated insurance costs ($21,000). Included in research and development expenses are approximately $41,000 and $34,000 of non-cash compensation charges for the three months ended September 30, 2013 and 2012, respectively.

The Company’s net investment income for the three months ended September 30, 2013 was $9,529 as compared to $3,324 for the three months ended September 30, 2012. The difference was primarily due to interest from higher cash balances available for investment.

No income tax benefit or expense was recorded for the three months ended September 30, 2013 or 2012 as a result of losses incurred in both periods.

As a consequence of the factors discussed above, the Company's net loss was $859,954 ($0.04 per common share) for the three months ended September 30, 2013 as compared to $866,464 ($0.04 per common share) for the three months ended September 30, 2012.

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

During the first nine months of 2013, the Company's cash and cash equivalents balance decreased by $2,282,688 principally as a result of cash used for operations of $2,231,614 as well as the purchase of fixed assets of $44,539. At September 30, 2013, the Company had working capital of $11,950,899 and total shareholders’ equity of $12,043,625.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We designed our disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2013, and, based on their evaluation, have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the nine months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 5, 2013