Form 10-K
period 2013-12-31
RESEARCH FRONTIERS INC
filed 2014-03-10
CIK 793524

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of
THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013	Commission File Number 1-9399

RESEARCH FRONTIERS INCORPORATED
(Exact name of registrant as specified in its charter)

DELAWARE	11-2103466
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

240 CROSSWAYS PARK DRIVE
WOODBURY, NEW YORK	11797-2033
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (516) 364-1902

Securities registered pursuant to Section 12(b) of the Act:	Name of Exchange
Title of Class	on Which Registered
Common Stock, $0.0001 Par Value	The NASDAQ Stock
Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.          Yes [   ]     No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act..          Yes [   ]     No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes [X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).          Yes [X]     No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

[   ] Large accelerated filer        [X] Accelerated filer        [   ] Non-accelerated filer        [   ] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [   ]     No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter), computed based on the closing sale price of $3.98 was $73,886,802. In making this computation, all direct and indirect shares known to be owned by directors and executive officers of the Company and all direct and indirect shares known to be owned by other persons holding in excess of 5% of the Company’s common stock have been deemed held by “affiliates” of the Company, and awards of restricted stock subject to vesting are assumed to have been fully issued and outstanding. Nothing herein shall prejudice the right of the Company or any such person to deny that any such director, executive officer, or stockholder is an “affiliate.”

On March 10, 2014 the registrant had 23,109,665 shares of Common Stock outstanding.

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

General

     As used herein, “we,” “us,” “our,” the “Company” or “Research Frontiers” means Research Frontiers Incorporated unless otherwise indicated. We develop and license our patented suspended particle device (“SPD-Smart”) light-control technology to other companies that manufacture and market either the SPD-Smart chemical emulsion, light-control film made from the chemical emulsion, lamination services, electronics to power end-products incorporating the film, or the end-products themselves such as “smart” windows, skylights and sunroofs. Research Frontiers currently has over 40 companies that, in the aggregate, are licensed to primarily serve four major SPD-Smart application areas (aerospace, architectural, automotive and marine products) in every country of the world. In addition, in 2013 we launched our VariGuard business unit that markets and sells SPD-Smart products directly to customers for specialty uses such as the protection of artwork and light-sensitive documents in museums and private collections.

     Research Frontiers was incorporated in New York in 1965 to continue early work that Dr. Edwin Land, founder of Polaroid Corporation, and others had done in the area of light-control beginning in the 1930s. Research Frontiers was reincorporated in Delaware in 1989. Since 1965, Research Frontiers has actively worked to develop and license its own SPD technology, which it protects using patents, trade secrets and know-how. Although patent and trade secret protection is not a guarantee of commercial success, Research Frontiers currently has approximately 260 patents that have issued worldwide. In addition, the Company has current patent applications in the US and other countries that if granted, would add a significant number of additional patents to its portfolio. The Company has and continues to devote significant resources to develop, license and protect its intellectual property position.

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

     Research Frontiers believes that the SPD industry is in the initial phase of growth. SPD light-control technology may have commercial applicability in many products where variable light-control is desired. Some existing product applications for SPD-Smart glass or plastic include the following:

  Automotive:
  sunroofs, sunvisors, side windows and rear windows;

  Aerospace and marine:
  windows, doors, partitions, sunvisors, and skylights.

  Architectural:
  commercial and residential windows, doors, skylights, and partitions for new construction , replacement, and retrofit applications;

     Some of our licensees consider the stage of development, product introduction strategies and timetables, and other plans to be proprietary or secret. Unless required to disclose such information, the Company may limit its disclosure of licensees activities until such licensees, or their customers, make their own public announcements of planned or actual product launches.

     Some of the early sales and uses of SPD technology were to low volume commercial installations and some have involved concept and test installations by licensees and their customers. Recent progress with regard to market development and commercialization activity has been the result of focused and active efforts by Research Frontiers and its key licensees who have invested in product development and improvements, production facilities, increased production capacity, durability, performance testing, quality control and assurance, and marketing programs.

     Beginning in late 2011, higher volume sales of SPD products commenced with the launch by Daimler AG of the Magic Sky Control™ all glass roof option on their Mercedes-Benz SLK, and SL vehicles starting in 2012. This roof is made with Research Frontiers’ SPD-SmartGlass technology. In August 2013, the Company announced that Magic Sky Control™ will be offered as an option on the new Mercedes-Benz S-Class sedan, starting the second half of 2014. In addition, in September 2013, the Company announced that Magic Sky Control™ will be offered as an option on the new Mercedes-Benz S-Class Coupe, renamed from CL or CL-Class, also starting the second half 2014.

     Research Frontiers believes that with the normal progression of product and manufacturing improvements, and as licensees become more experienced at the lamination, fabrication and installation of SPD-Smart products for various applications, the adoption rates for SPD-Smart products will grow and accelerate, which we expect will increase the stream of royalty income for the Company. Research Frontiers believes the largest and most predictable near and intermediate term market for its technology will be automotive glass.

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

     In each of the last three fiscal years the Company devoted substantially all of its time to the development of one class of products, namely SPD-Smart light-control technology, and therefore revenue analysis by class is not provided herein. Information about our operations and those of our licensees is included below and in our financial statements and notes thereto.

     The Company does not believe that future sales will be seasonal in any material respect. The Company does not currently directly manufacture products on its own but rather depends on activities of its licensees and vendors. Due to the nature of the Company’s business operations and the fact that the Company is not presently a manufacturer, there is no backlog of orders for the Company’s products.

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

Employees

     On March 10, 2014 the Company had thirteen full-time employees, five of whom are technical personnel, and the rest of whom perform legal, finance, marketing, investor relations, and administrative functions. Of these employees, three have obtained doctorates in chemistry, one has a masters degree in chemistry, one has extensive industrial experience in electronics and electrical engineering, and one has majored in physics. Three employees also have additional postgraduate degrees in business administration. Also the Company’s suppliers and licensees have people on their teams with advanced degrees in a number of areas relevant to the commercial development of products using the Company’s technology. The success of the Company is dependent upon, among other things, the services of its senior management, the loss of which could have a material adverse effect upon the prospects of the Company.

Smart Glass Industry Trends

     There are favorable converging global trends in the major near-term markets for smart glass and SPD-Smart products. The potential for smart glass products is significant and is expected to attain economies of scale with increasing high volume production. This increased production is also expected to bring down end product costs and expand market opportunities.

In both public and private sectors across the world, there are substantial efforts targeted toward the promotion and use of energy efficient smart glass materials, including those used in automobiles, windows and other architectural glazings, aircraft and boats. Products using SPD-Smart technology continue to be exhibited at trade shows, conferences, and industry events, with such products not only being exhibited by our licensees but also by their customers and by OEMs. While there can be no assurance that these trends will continue, to the extent that they do continue, each is expected to have a beneficial effect on future interest in SPD-Smart technology.

Automotive Market:

     In the automotive industry, global trends include the introduction of larger sunroofs and panoramic roof panels in transportation vehicles, and a higher percentage of these vehicles having a sunroof or using more glass in the roof.

     SPD-SmartGlass has also been shown in armored automotive glass applications, recreational vehicles, and a new market is also beginning to develop for personalized custom conversions of automobiles for owners who wish to express themselves through the design of the cars they own and/or drive.

Aircraft Market:

     In the aircraft industry there is a trend towards larger windows with more passenger control and functionality. In the “transport category” (primarily large commercial passenger aircraft) segment, the world's two largest aircraft manufacturers are both promoting the size of the windows in new aircraft platforms either already being delivered (e.g. Boeing 787) or in preproduction (e.g. Airbus A350). In the “general aviation” category (primarily private or chartered smaller aircraft) this trend is true as well. For example Gulfstream is promoting the size of the windows on their G650 platform, and Bombardier highlights the size of the cabin window on the upcoming Global 7000 and 8000 platforms. Several OEMs either already offer, or have announced their interest to include, electronic smart window shades in their aircraft – including Boeing, Airbus, Bombardier, Embraer, Beechcraft, HondaJet, Eurocopter, Dassault and Nextant.

     Electronic aircraft window shades may use SPD technology, or may use other smart window technologies such as liquid crystal or electrochromic technology. A window system using electrochromic technology was introduced in the Boeing 787. There have been concerns raised that this aircraft's electronic dimmable windows are not dark enough for long haul flights, transmits too much heat into the cabin, and have a switching speed that is too slow.

     The Company believes its SPD technology offers important performance advantages over other technologies including faster, more uniform response time, greater light-blockage, maximum heat-rejection when the aircraft is parked on the ramp, an automated dimming system to continuously maintain a constant level of light in the cabin in real-time, and weight-savings. To date, SPD technology is also the only commercially available light-control smart window technology known to have passed the stringent safety and durability tests required by the aviation industry and to have received a Supplemental Type Certificate (STC) from the Federal Aviation Administration. Today SPD-Smart window shades are flying in 31 models of various aircraft including those used in commercial aviation, general aviation and military aviation. Three leading companies manufacturing electromechanical pleated window shades have announced new products that incorporate SPD dimmable windows into their designs.

Architectural Market:

     The architectural community is actively increasing the use of daylight harvesting, green building technologies and building automation systems to more effectively capture and control natural light as part of energy reduction strategies to offset cooling/heating costs and electricity used by artificial lighting. In addition to design, aesthetic and other benefits, this, the expanded use of glass also supports a growing body of research which finds that the presence of and control over incoming natural light improves an individual’s well-being and productivity. Products using SPD-Smart light-control technology – sunroofs, windows, skylights, partitions and others – can play an important role in supporting these converging global trends.

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

     In November 2012, MarketsandMarkets issued a global smart window study that projects 20.3 percent annual growth for this market from 2012 through 2017. The global smart glass market is expected to reach $3.83 billion by 2017.

Marine Market:

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

Historical Background and Recent Developments

SPD-Smart Film Production:

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

     Hitachi Chemical’s production line is dedicated exclusively to the production of SPD-Smart film. In July 2009, Hitachi Chemical launched its website dedicated to its SPD-Smart light control film and during 2009, Hitachi Chemical outlined in its press releases and public presentations that it plans to "accelerate the use of SPD film, which holds significant potential for growth" and noted that "SPD film is positioned as one of the key emerging products promoted by Hitachi Chemical to become a future leading product for the company."

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

     In February 2012, Research Frontiers filed a patent application relating to the production of SPD-films with even higher light and dark transmission states than currently are available commercially.

     Two other companies are currently developing SPD-Smart light-control film under license from Research Frontiers using SPD-Smart emulsion. These two companies are licensed to sell SPD-Smart light-control film to other licensees of Research Frontiers. Neither of these companies has yet announced commercial SPD film products for sale.

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

SPD-Smart Automotive Products:

     Research Frontiers and its licensees are currently working with multiple automotive manufacturers to introduce SPD-Smart windows, sunroofs and roof systems on both concept and production vehicles. Research Frontiers’ end-product licensees in this sector include: American Glass Products, Asahi Glass, BOS Automotive, Custom Glass, Daimler AG, DuPont, GKN Aerospace Transparency Systems, Isoclima, Pilkington Glass, Pittsburgh Glass Works, Saint-Gobain Vision Systems, Tint-It JSC and Advnanotech. The Company’s automotive glass licensees account for the majority of all glass produced for the automotive market throughout the world.

Automotive OEMs

     In 2011, Daimler AG began using SPD-SmartGlass technology in its Magic Sky Control™ panoramic glass roof as an option on its new Mercedes-Benz 2012 SLK. In 2012, Daimler AG also began offering its Magic Sky Control™ panoramic glass roof as an option on its new Mercedes-Benz 2013 SL. These SPD products allow drivers and passengers to change the tint of the car roof from dark to clear quickly with a touch of a button. The SLK and SL are the first large-scale series production vehicles to offer SPD-SmartGlass. The Research Frontiers licensees involved with the production of the Magic Sky Control™ roof for the SLK and SL include Hitachi Chemical, which manufactures the SPD-Smart light-control film in Japan. Automotive glass companies Nippon Sheet Glass in Japan and Pilkington in the UK and Germany then process and laminate Hitachi’s SPD film into the glass for the Magic Sky Control™ roof.

     In August 2013, the Company announced that Magic Sky Control™ will be offered as an option on the new Mercedes-Benz S-Class sedan, starting the second half of 2014. In addition, in September 2013, the company announced that Magic Sky Control™ will be offered as an option on the new Mercedes-Benz S-Class Coupe, renamed from CL or CL-Class, also starting the second half 2014. The all-new Mercedes-Benz S-Class is the third large-scale serial production vehicle to offer Magic Sky Control™ using SPD-Smart technology. The S-Class will offer the largest panoramic Magic Sky Control™ roof ever put into serial production. The surface area of the panoramic roof using SPD-SmartGlass technology on the S-Class is approximately three times the size of the roof glass used on the current SLK and SL roadster, and third-party market forecasters estimate that the total vehicle production volumes for the S-Class will be higher than the SLK and SL roadsters combined. Research Frontiers believes that the addition of this new car model is also significant since it applies our SPD-Smart light-control technology to the broader class of vehicles by moving beyond roadsters to passenger sedans. Historically, since its debut over 40 years ago, the S-Class represents the premier platform to introduce new technologies to the customer, which in many cases expand to the other less expensive model lines within the Mercedes-Benz brand.

     Some automakers have incorporated SPD-SmartGlass in concept vehicles, with some of these concept vehicles being exhibited at major auto shows:

  September 2012:

  BMW debut at the Paris Motor Show its new BMW Concept Active Tourer. This vehicle’s entire composite glass roof uses patented SPD-SmartGlass technology.

  March 2012:

  Mercedes-Benz debuted at the Geneva International Motor Show its public evaluation of the Limited Edition Viano Pearl. This vehicle displays the capabilities and conceptual use of SPD-SmartGlass on the side glass of vehicles from Mercedes-Benz.

  December 2011:

  Toyota debuted its FS Hybrid Concept at the 2011 Tokyo Motor Show in Tokyo, Japan. The FS Hybrid Concept demonstrated the use of SPD-Smart™ technology in side glass.

Automotive Aftermarket:

     While the highest volume market for which SPD-Smart technology is being developed is new car production by the world’s automakers, the aftermarket upgrade market also presents near-term opportunities in the automotive market. Research Frontiers licensee American Glass Products (AGP) is offering its Vario Plus Sky SPD-SmartGlass to the automotive aftermarket. In March of 2013 Research Frontiers announced that it had added two new licensees, Tint-It JSC and Advnanotech, both of whom are targeting the automotive aftermarket in Russia.

     Vision Systems announced in January 2012 that Notin, manufacturer of motorhomes and campers, has selected Visions Systems’ Nuance brand of SPD-SmartGlass for the skylight of Notin's Angara luxury motorhome. The SPD-Smart skylight is standard equipment on the Angara. In October 2013 at Busworld 2013, Vision Systems showcased a new sun visor using SPD-Smart light-control film technology and a light sensor to automatically and dynamically adjust the sun visor to deal with changing light and glare conditions. Vision Systems indicated that they have been working for almost two years with a major automotive OEM to test the ease of installation, reliability, design and performance of their new sun visor in real world conditions. They further indicated that customer reaction regarding the effectiveness and ease of use of this product has been excellent. The fact that this feature can be installed in the aftermarket should bring these benefits to a wider range of drivers.

Automotive Armored Glass Market:

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

SPD-Smart Aircraft Products:

     Some aircraft manufacturers have incorporated SPD-Smart cabin windows in mockups, with some of these mockups being exhibited at major aviation shows:

  November 2011:

  Bombardier Aerospace featured SPD-Smart aircraft windows in their CSeries aircraft cabin mock-up at the 2011 Dubai Airshow, equipping the business class windows in its mock-up with SPD-Smart aerospace windows.

  October 2012:

  Honda Aircraft Company featured HondaJet SPD-Smart cabin windows at the 2012 National Business Aviation Association (NBAA) Annual Meeting & Convention. The HondaJet’s cabin windows use SPD technology as standard equipment and is currently expected to go into production in late 2014.

  May 2013:

  Eurocopter featured SPD-Smart windows, and SPD-Smart cabin partitions, in the mock-up of their EC175 helicopter. The mock-up was unveiled at EBACE 2013 in Geneva, Switzerland.

  October 2013:

  Dassault announced their Falcon 5X at the 2013 NBAA show in Las Vegas. In an aviation industry first, an SPD-Smart skylight was featured on the mock-up. The Falcon 5X will use SPD technology as standard equipment, and use of a skylight on an aircraft is an industry first.

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

  Noise-blocking: the ability to reduce the amount of noise transmitted through windows

  Curved shapes: the ability to offer curved windows to meet interior design needs

  Weight-reduction: the ability to fabricate dimmable windows using lightweight plastics

  FAA certification: the ability to demonstrate full compliance with all FAA requirements

Aircraft Window Licensee - InspecTech Aero Service Inc.

     Research Frontiers' licensee InspecTech Aero Service Inc. markets its iShade and eShade brands of SPD-Smart windows to both the OEM new production segment and aftermarket segment of the aviation industry. Building on previously announced milestones including the selection by Hawker Beechcraft Corporation of InspecTech smart window shades for aftermarket installation on King Air aircraft, and receiving a Supplemental Type Certificate (STC) for all models of King Air aircraft by the FAA, InspecTech and its strategic partners are working with a growing number of aircraft manufacturers and their customers and are selling SPD-Smart dimmable windows for fixed wing aircraft and helicopters. InspecTech’s SPD-Smart products have been installed on 31 models of helicopters and commercial, corporate, and military aircraft.

     InspecTech’s SPD-Smart aircraft windows are now available for any aircraft as an aftermarket installation worldwide, and for new production aircraft. In the transport category of the industry, InspecTech’s SPD-Smart products have been installed in selected areas on all Airbus A380 aircraft delivered by Airbus to Qantas Airlines to date, making SPD-Smart window shades the first and only instantly dimmable window shade flying on commercial airlines.

     In 2013, InspecTech marked the 12-year anniversary of the world’s first dimmable aircraft windows. SPD-Smart iShades installed in 2001 are still in service, validating the superior durability of iShades over any other shading system. InspecTech’s SPD-Smart product line has evolved as a result of working closely with aircraft OEMs, private jet owners, and the changing certification requirements of the FAA. Recent improvements include:

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

  October 2012:

  InspecTech announced enhancements to its electronics architecture used to control iShades to enable the SPD-Smart windows to switch to their clearest state in the event of a power loss – that was a request made by certain OEMs. InspecTech’s iShades now offer “the best of both worlds” - when unpowered on the ramp, the windows automatically switch to their darkest, maximum heat-rejecting state, and when in the air, they instantly switch to the clear state in the event of a loss of power.

     Throughout 2013, InspecTech’s strategic partner MSA Aircraft Products showcased SPD-Smart shades at industry trade shows and events. MSA’s products combine InspecTech’s SPD-Smart iShade dimmable window with a pleated shade. The integration of InspecTech’s iShade greatly enhances the flexibility and light-control capability now available to MSA Aircraft Products’ customers. MSA’s SPD-Smart products offer a combination of performance benefits in a single system – view preservation, variable shading, complete privacy, and a broader set of interior design options with the addition of a pleated shade. This integration highlights the creative potential and adaptability of SPD technology.

     Throughout 2013, InspecTech’s strategic partner Lou Martin and Associates (LMA) showcased its SPD-Smart E3 Shades at industry trade shows and events. Their aircraft cabin window shading system integrates LMA’s electromechanical pleated shade with InspecTech’s SPD-Smart iShade dimmable window. Aircraft owners and operators can maintain the soft fabrics and warm colors of LMA’s shades and benefit from the SPD-Smart film technology used in InspecTech’s iShades.

     In April 2013, it was announced that InspecTech and premier aircraft shade manufacturer Aerospace Technologies Group (ATG) had joined forces as strategic partners. At the 2013 Aircraft Interiors Expo in April, they announced a new product, branded Panacea, combining InspecTech’s SPD-Smart dimmable window with ATG’s pleated shade technology. In June 2013, ATG announced it was expanding its product line, branded Tranquility, featuring InspecTech’s SPD-Smart dimmable window without a pleated shade component. ATG now offers customers a full range of EDW options: Tranquility brand (standalone SPD), with a clean, sleek look and their Panacea brand (incorporates an elegant fabric look into a combination electromechanical and SPD-Smart shade. ATG featured their SPD-Smart products at industry trade shows and events beginning in April 2013.

     At the end of 2013, InspecTech’s sales of its iShade and eShade brands of SPD-Smart dimmable windows had extended to installation on 31 different aircraft models, and its mature SPD-Smart dimmable windows had been on in-service aircraft for eleven years.

Aircraft Window Licensee - Vision Systems

     In November 2011, licensee Vision Systems exhibited its Nuance and Noctis brands of SPD-Smart aircraft cabin windows at the Dubai Airshow in Dubai, United Arab Emirates. Nuance and Noctis SPD-Smart aerospace windows offer instant and precise light-control at every level which provides OEMs and private aircraft owners a solar protection solution that enhances flying comfort and supports fuel efficiency. These electronically dimmable aircraft and helicopter window shades and cabin dividers are impact-resistant, completely silent, available in flat and curved surfaces, and can be controlled by the cabin management system or by passengers. Vision Systems’ Noctis SPD-Smart product line offers enhanced blackout solar protection and complete privacy. Also at the November 2011 Dubai Airshow, Vision Systems announced that Bombardier Aerospace was featuring Vision Systems’ SPD-Smart aircraft windows in Bombardier’s CSeries aircraft cabin mock-up. Bombardier equipped the business class windows in its mock-up with Vision Systems’ SPD-Smart Noctis aerospace windows. Developed for the 100- to 149-seat market segment, the CSeries family of aircraft is Bombardier’s all new mainline transport solution.

     In March 2012, Vision Systems announced that the company has invested over $750,000 to expand its existing factory in France to add a production facility dedicated to the manufacture of its SPD-Smart Nuance and Noctis aerospace and transportation windows and cabin dividers.

     In April 2013, Vision Systems debuted its new SPD-Smart window with integrated electronics and controls directly on the window at the 2013 Hamburg Air Show. Developed with strategic partner Vaupell, a world leader in the production of aircraft interior subassemblies for commercial aerospace applications, it became the first dimmable window with integrated electronics and control panel directly on the aesthetically attractive window reveal.

     In June 2013 at the Paris Air Show, Vision Systems announced it will open its first-ever U.S. SPD-SmartGlass factory, investing nearly $1.2 million in capital expenditures to serve customers with strong U.S. operations. The new factory was highlighted by Florida Governor Rick Scott and Vision Systems President and CEO Carl Putman, with Research Frontiers President and CEO Joseph M. Harary and others in attendance for this special announcement. This announcement of a further expansion to the United States indicates an acceleration of existing and projected business in North and South America where major aircraft OEMs and customers of Vision Systems are located, including HondaJet and Gulfstream.

     In October 2013, at the 2013 AIX Americas show, Vision System’s strategic partner Vaupell announced they are offering the industry a complete SPD-Smart light-control window system – Vision Systems’ SPD-Smart Noctis window and control system, integrated with Vaupell’s window assembly. This product offering was showcased at Vaupell’s AIX Americas booth. Vision Systems and Vaupell entered into a strategic partnership to develop and offer SPD-Smart Noctis and Nuance windows to OEMs, including Vaupell’s longstanding customer Boeing.

     In October 2013, at the 2013 NBAA, Vision Systems unveiled Energia – the world’s first self-powered dimmable window for aircraft cabins. Energia adds the many practical, technical, and financial benefits of solar power to the instant switching speed, wide range of light transmission, and relief from light, glare and heat that SPD-Smart aircraft windows already provide. Energia operates without using the aircraft’s electrical system because it integrates a transparent photovoltaic layer that is capable of producing its own energy – from the sun, or from artificial light sources. Energia facilitates the installation of dimmable windows on new production and aftermarket aircraft. It is completely independent of the cabin’s wiring, and no modifications to the aircraft’s existing electrical system are required. Energia was developed in collaboration with Sunpartner Technologies, Vision Systems partner and the inventor and manufacturer of the transparent photovoltaic panel.

Aircraft Window Licensee - GKN Aerospace Transparency Systems

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

     In October 2013, in a press release at the 2013 NBAA in Las Vegas, GKN stated: “In addition to the Global 7000/8000, the aircraft transparencies operation equips the Beechcraft KingAir, the Lear 35/45 and 60 – and the complete Embraer aircraft family. The company’s latest passenger windows are the largest and most effective on the market and GKN Aerospace is developing new dimmable cabin management technology that will include full cabin blackout – providing passengers with new levels of comfort and environmental control during their journey.”

Aircraft Window Licensee - SmartGlass International Ltd.

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

     In 2014 the Company was advised that Smart Glass International is being liquidated. Sales by SmartGlass International in this market have been negligible and we do not expect their liquidation to have a material impact on Research Frontiers or its revenues going forward.

Aircraft Window Licensee - Isoclima, S.p.A.

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

SPD-Smart Architectural Products:

     Research Frontiers and its licensees are currently working with multiple architectural customers to introduce SPD-Smart products including windows, skylights, partitions and doors. The architectural markets for these products are highly fragmented and in general have a high sensitivity to price. In the near term, the Company expects SPD-SmartGlass products primarily will be commercialized in specialty applications and/or sectors that value its distinctive performance attributes including fast switching speed regardless of window size, a very wide range of visible light transmission, infinite light-control between its dark and clear states, and availability in unusual shapes and sizes. Research Frontiers’ end-product licensees in this sector include: Advnanotech (ADV), American Glass Products (AGP), Asahi Glass, Cricursa Cristales Curvados, ID Research Pty Ltd. (“i-Glass”), Innovative Glass, LTI SmartGlass, Prelco, Isoclima, Traco (a business unit of Alcoa), Mecanica de Vidros Industria E Comercio (“MDV”), and Tint-It JSC.

     SPD-Smart windows, skylights, doors and partitions offer various benefits in architectural applications. During 2009, independent tests were conducted by DSET Laboratories, a division of Atlas Material Testing Technology, in accordance with ASTM and ASHRAE testing and calculation protocols. These test results demonstrate that SPD-Smart windows have excellent solar heat rejection and control capabilities. In January 2011 a new study published by the Department of Engineering at the University of Cambridge concluded that SPD-Smart light-control windows are exceptionally energy efficient, reducing solar heat gain by as much as 90%. The Cambridge study indicated that the real-world testing "confirms theoretical predictions that SPD glass holds great energy saving potential and is a technology that can really help to reduce energy wastage of glass facades." In addition to SPD-Smart technology, the Cambridge study discussed alternative dynamic glazing technologies that could be used in windows (e.g. electrochromics) and reported that SPD-Smart technology did not have the disadvantages that limited the potential of these alternative technologies. For example, the study cited that an electrochromic window that is 2.4 square meters can take up to 30 minutes to change from clear to dark.

     In November 2011, Research Frontiers licensee Innovative Glass Corporation was awarded two 2010 Crystal Achievement Awards for their smart window product line using our SPD-Smart light-control technology. In October 2010, their SPD-SmartGlass product was awarded WFX’s (Worship Facilities Conference & Expo) New Product award for Best Building System Material Product/Window. Innovative Glass has completed or is working on a variety of SPD-SmartGlass projects in the commercial, residential and institutional markets. JSC, Innovative Glass exhibited its SPD-SmartGlass architectural products at Glass Expo Northeast in Hauppauge, New York. Glass Expo Northeast is the region’s largest conference and trade show dedicated to the architectural glass and metal industry.

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

     In March of 2013 Research Frontiers announced that it had added two new licensees, Tint-It JSC and Advnanotech, both of whom are targeting the architectural market (in addition to the automotive aftermarket discussed previously) in Russia.

     In November of 2013 Research Frontiers announced that it had a new licensee, MDV, who is targeting the architectural market in Brazil.

SPD-Smart Marine Products:

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

     In addition to exhibiting its SPD-Smart marine products at METS 2012, licensee Vision Systems’ SPD-Smart Nuance dimmable marine window was named the category winner in the prestigious METS 2012 Design Award METS (DAME) competition for interior equipment, furnishing, materials and electrical fittings used in cabins. DAME is considered the world’s most prestigious design competition for new marine equipment and accessories. In METS’ news release about the DAME award, it was noted “The Jury felt that Nuance is a major innovation that will benefit designers and owners greatly - with comparatively little increase in cost.”

     In February 2013, licensee Isoclima demonstrated its VebLite brand of SPD-SmartGlass for marine applications at SEATEC 2013 in Italy. SEATEC 2013 is a leading international exhibition of technology and design for boats, megayachts and ships.

     In November 2013, Hatteras Yachts unveiled their new flagship motor yacht, the 100 Raised Pilothouse with dual SPD-SmartGlass skylights in the galley as standard equipment at the 2013 Fort Lauderdale Boat Show.

VariGuard Business Unit:

     In May of 2013 Research Frontiers announced the formation of its VariGuard business unit. This business unit allows the Company to directly address market opportunities for SPD technology outside the scope of its current license agreements or the focus of its licensees. Variguard is a developmental activity for the Company and its revenues are currently immaterial relative the Company’s licensing activities.

     The VariGuard business unit markets and sells SPD-Smart products directly to customers for specialty uses such as the protection of artwork and light-sensitive documents in museums and private collections. The business uses an optimized fabrication designed specifically for its exhibition panels. The production of these panels is outsourced to current licensees that have experience producing SPD laminates.

     Excessive light-exposure is a leading cause of irreversible damage to many precious objects, particularly works on paper, textiles and watercolor. Presently, no display system is able to provide these artifacts with any protection against visible light damage. VariGuard provides the world's first and only display panels that limit an artifact's light-exposure only to when the artifact is being viewed. This provides unequalled protection for light-sensitive artifacts by substantially reducing an artifact's overall lux-hour exposure when compared to conventional display panels.

     In May 2013, VariGuard featured its panels in several framing applications at Museum Expo 2013 at the Baltimore Convention Center in Baltimore, MD.

     In January 2014, the VariGuard business unit announced that Omega Moulding will distribute its patented light control SmartGlass products for frames and display cases in the United States and Canada. That month Omega Moulding showcased the benefits of VariGuard SmartGlass products at the 15th Annual West Coast Art and Frame Expo and National Conference in Las Vegas, NV.

     More information about VariGuard can be found on its independent website at www.VariGuard.com.

Marketing Activities and Licensee Support

     In addition to supporting the efforts of its licensees, the Company also recognizes the need to develop the SPD industry as a whole. As such, the Company continues to plan and execute complementary programs that build awareness and interest in smart glass generally and demand for SPD-Smart products specifically. In 2013, these programs include presentations at various general industry conferences, participation in panel presentations and discussions hosted by academia, development of trade association educational materials, and presentations to architects, designers, and other influential specifiers including a smart window conference sponsored by Israel Berger Associates. In 2014, the Company expects to participate in additional conferences and events including a keynote presentation at the April 2014 IDTechEx Energy Harvesting & Storage Conference in Berlin, Germany.

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

     As part of this mission to develop the industry and to support our licensees’ acquiring SPD projects, in March of 2009 Research Frontiers announced the completion of the SPD-SmartGlass Design Center. Research Frontiers and its licensees have begun to host a series of events at this new facility which has drawn visitors from throughout the world. This Center is also configured as an interactive and energy-efficient "smart" executive office and conference room, and is located at the Company's corporate headquarters in Woodbury, New York. The SPD-SmartGlass Design Center features leading-edge SPD-Smart windows of different sizes (some floor-to-ceiling) and framing materials. It has a multi-functional electronic controller system for manual, remote, and automatic SPD-SmartGlass switching, and windows that can be controlled remotely over the internet or using a smart phone. This interactive area also contains other types of smart glass, such as those using liquid crystal and electrochromic technologies, allowing users to operate and experience first-hand the differences in performance characteristics of different types of smart glass. Additional showcases of SPD-SmartGlass are being established in other geographic locations to make it convenient for even more people to experience the benefits of SPD-SmartGlass technology.

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

     Licensees of Research Frontiers that incorporate SPD technology into end-products will pay Research Frontiers a royalty of 5-15% of net sales of licensed products under license agreements currently in effect, and may also be required to pay Research Frontiers fees and minimum annual royalties. Licensees that sell components (such as SPD emulsion or film) or lamination services to other licensees of Research Frontiers do not pay a royalty on such sale or service, and Research Frontiers will collect a royalty from the licensee incorporating these components into their own SPD-Smart end-products. Research Frontiers’ license agreements typically allow the licensee to terminate the license after some period of time, and give Research Frontiers only limited rights to terminate before the license expires. The licenses granted by the Company are non-exclusive and generally last as long as Research Frontiers’ patents remain in effect. Due to their bankruptcy filings or other termination of their general business activities or for other reasons, the Company does not believe that Polaroid Corporation, Kerros Limited, ThermoView Industries, BRG Group, SPD Technologies, SPD Systems, SmartGlass International and Film Technologies International are pursuing business activities with respect to SPD technology. Also the Company and licensee N.V. Bekaert, S.A mutually agreed to terminate their license agreement during 2008 for reasons unrelated to SPD technology. Some of the Company’s other licensees are currently inactive with respect to SPD technology, but may hereafter become active again. To date, the Company has not generated sufficient revenue from its licensees to profitably fund its operations. All of the Company’s license agreements are included as exhibits to the Company’s periodic reports filed with the United States Securities and Exchange Commission (the “SEC”).

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

     Many companies with substantially greater resources than Research Frontiers such as 3M, Gentex Corp., Pilkington, PPG Industries, Saint-Gobain and other large corporations have pursued or are pursuing projects in the electrochromic area. While some of these companies have reportedly discontinued or substantially curtailed their work on electrochromics due to technical problems and issues relating to the expense of these technologies, at least four companies (Gentex, PPG Industries, View (formerly known as Soladigm), and Sage Electrochromics) are currently working to commercialize electrochromic window products. In May 2012, Saint-Gobain acquired Sage Electrochromics and combined all of their respective electrochromic manufacturing and developmental efforts.

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

  Continually striving to improve the performance and reducing material/production costs associated with making SPD-Smart products

     Excluding non-cash expenses of approximately $648,000, $143,000, and $108,000, associated with the grant of stock options and restricted stock to the Company’s technical personnel, Research Frontiers incurred approximately $1,555,000, $1,529,000, and $1,283,000, during the years ended December 31, 2013, 2012, and 2011, respectively, for research and development. Research Frontiers plans to engage in substantial continuing research and development activities to invest in future improvements in SPD light-control technology and to expand for its licensees the capabilities of SPD-Smart technology and the markets for SPD-Smart products.

Patents and Proprietary Information

     Research Frontiers continues to make substantial investments to develop, license and protect its intellectual property position. The Company has 27 United States and 234 foreign patents in force. The Company’s patents expire at various dates from 2014 through 2029, while its foreign patents expire at various dates from 2014 through 2030.

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

Rights Plan

     In February 2013, the Company’s Board of Directors adopted a Stockholders’ Rights Plan (the “Rights Plan”) and declared a dividend distribution of one right (a “Right”) for each outstanding share of Company common stock to stockholders of record at the close of business on March 3, 2003 (“Record Time”) and authorized the issuance of one Right in respect of each share of Common Stock issued after the Record Time and prior to the Separation Time.

     “Separation Time” shall mean the earlier of the Close of Business on the tenth Business Day (or such later date as the Board of Directors may from time to time fix by resolution adopted prior to the Separation Time that otherwise would have occurred) following but not including (i) the date on which any Person commences a tender or exchange offer that, if consummated, would result in such Person’s becoming an Acquiring Person, and (ii) the date of the first event causing a Flip-in Date to occur; provided that if any tender or exchange offer referred to in clause (i) of this paragraph is cancelled, terminated or otherwise withdrawn prior to the Separation Time without the purchase of any shares of Common Stock pursuant thereto, such offer shall be deemed, for purposes of this paragraph, never to have been made.

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

Subsequent Event:

     The Company currently occupies approximately 9,500 square feet for its executive office, research facility and SPD-Smart Glass Design Center at 240 Crossways Park Drive, Woodbury, New York 11797 (“Company Office”) under a lease expiring March 31, 2014. On February 21, 2014, the Company amended its lease agreement for the Company Office. The amended lease agreement for the Company Office expires on March 31, 2025 and will result in reduced rental costs for the Company over the life of the lease.

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

Source and Need for Capital.

     As of December 31, 2013, we had approximately $10.9 million in cash, cash equivalents and short-term investments. As we take steps in the commercialization and marketing of our technology, or respond to potential opportunities and/or adverse events, our working capital needs may change. We anticipate that if our cash and cash equivalents are insufficient to satisfy our liquidity requirements, we will require additional funding to sustain our ongoing operations and to continue our SPD technology research and development activities.

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

History of Operating Losses.

     We have experienced net losses from operations, and we may continue to incur net losses from operations in the future. We have incurred substantial costs and expenses in researching and developing our SPD technology. As of December 31, 2013, we had a cumulative net loss of $93,316,974 since our inception. Our net loss was $5,845,087 in 2013, $3,063,601 in 2012, and $4,134,068 in 2011 (which includes non-cash accounting charge in 2013, 2012 and 2011 of $2,719,380, $878,578, and $702,837, respectively, resulting from the expensing of grants of restricted stock and stock options).

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

     None

ITEM 2. PROPERTIES

     The Company currently occupies approximately 9,500 square feet of space at an annual rental which in 2013 was approximately $200,000 for its executive office, research facility and SPD-Smart Glass Design Center at 240 Crossways Park Drive, Woodbury, New York 11797 under a lease expiring March 31, 2014. The Company believes that its space, including its laboratory facilities, is adequate for its present needs.

     On February 21, 2014, the Company amended its lease agreement for the Company Office. The amended lease agreement for the Company Office (as previously defined), which includes the same space currently occupied by the Company. The new lease expires on March 31, 2025 and will result in reduced rental costs for the Company over the life of the lease.

ITEM 3. LEGAL PROCEEDINGS

Research Frontiers Inc. v. E Ink Corporation et al

     On July 12, 2013, Research Frontiers Inc. initiated a lawsuit against E Ink Corporation; E Ink Holdings, Inc. (f/k/a Prime View International Co., Ltd.); Amazon.com, Inc.; Sony Electronics Inc.; Sony Corporation; Barnes & Noble, Inc.; and Barnesandnoble.com LLC in the United States District Court for the District of Delaware for patent infringement.

     Research Frontiers seeks an injunction in addition to monetary damages and pre-judgment interest and other relief. In this lawsuit, Research Frontiers asserts infringement by the named defendants of United States Patent No. 6,606,185, entitled "SPD Films and Light Valves Comprising Liquid Suspensions of Heat-Reflective Particles of Mixed Metal Oxides and Methods of Making Such Particles," and United States Patent No. 5,463,491, entitled "Light Valve Employing a Film Comprising an Encapsulated Liquid Suspension, and Method of Making Such Film."

     On December 2, 2013 Research Frontiers amended its complaint and asserted an additional claim of United States No. 6,271,956 entitled “Method and Materials for Enhancing the Adhesion of SPD Films, and Light Valves Comprising Same.” No hearing or trial dates have been set.

     In general, many patent infringement lawsuits end in a negotiated settlement before trial; lawsuits that do not settle, however, can often last more than two to three years from the date the complaint is filed until a trial is concluded. The timeframe is influenced by a number of factors specific to each case. Also in the course of a typical patent litigation, defendants often attempt to challenge the infringement, validity, scope, and enforceability of certain of plaintiff’s patents.

     Any action we take to protect intellectual property rights could be costly and could require significant amounts of time by key members of executive management and other personnel. Research Frontiers entered into a contingency agreement with its legal counsel regarding this matter that reduces the Company’s exposure to the costs associated with the prosecution of this litigation.

ITEM 4. MINE SAFETY DISCLOSURES

     N/A

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

(1)	The Company’s common stock is traded on the NASDAQ Capital Market under the symbol “REFR”. As of March 10, 2014, there were 23,109,665 shares of common stock outstanding.

(2)

The following table sets forth the range of the high and low selling prices (as provided by the National Association of Securities Dealers) of the Company’s common stock for each quarterly period within the past two fiscal years:

Quarter Ended	Low	High
March 31, 2012	3.39	4.59
June 30, 2012	2.79	3.63
September 30, 2012	2.80	4.99
December 31, 2012	3.25	5.17

March 31, 2013	2.93	4.10
June 30, 2013	3.31	4.91
September 30, 2013	3.75	5.15
December 31, 2013	4.18	7.64

These quotations may reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

(b) Approximate Number of Security Holders

     As of March 7, 2014, there were approximately 410 holders of record of the Company’s common stock and the closing price of our common stock was $6.09 per share. The Company estimates that there are approximately 6,900 beneficial holders of the Company’s common stock.

(c) Dividends

     The Company has not declared or paid cash dividends on its common stock for the two most recent fiscal years and does not expect to declare or pay any cash dividends in the foreseeable future. There are no restrictions on the payment of dividends.

(d) Issuer Purchases of Equity Securities

     None.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected data regarding the Company’s operating results and financial position. The data for fiscal years 2013, 2012, and 2011 should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our audited consolidated financial statements and notes thereto, which are contained in this Annual Report on Form 10-K.

	Year ended December 31,
	2013	2012	2011	2010	2009
Statement of Operations Data:
Fee income	$2,161,359	$1,957,336	$845,982	$767,522	$709,811

Operating expenses (1)	5,841,268	3,995,633	3,618,635	3,253,250	3,183,492
Research and development (1)	2,203,326	1,671,872	1,390,689	1,404,654	1,549,707
Total Expenses	8,044,594	5,667,505	5,009,324	4,657,904	4,733,199

Operating loss	(5,883,235)	(3,710,169)	(4,163,342)	(3,890,382)	(4,023,388)

Net investment income	38,148	33,171	29,274	15,517	20,627
Net loss before provision
for income tax benefit	(5,845,087)	(3,676,998)	(4,134,068)	(3,874,865)	(4,002,761)
Income tax benefit	-	613,397	-	-	-
Net loss	$(5,845,087)	$(3,063,601)	$(4,134,068)	$(3,874,865)	$(4,002,761)

Basic and diluted net loss
per common share	$(0.25)	$(0.15)	$(0.22)	$(0.22)	$(0.25)
Dividends per share	$0.00	$0.00	$0.00	$0.00	$0.00

Weighted average number of
common shares outstanding	22,946,019	20,125,309	18,538,041	17,321,360	16,065,248

	As of December 31,
	2013	2012	2011	2010	2009
Balance Sheet Data:
Total current assets	$11,945,295	$14,333,421	$4,312,104	$7,455,820	$4,307,485
Total assets	12,032,265	14,415,067	4,417,137	7,784,691	4,473,860
Total shareholders’ equity	11,869,937	14,172,675	4,107,198	7,472,452	4,165,337
____________________

(1)	Reflects non-cash charges of $2,071,086, $735,544, $594,492, $602,218 and $419,879, to operating expenses, and non-cash charges of $648,294, $143,026, $108,345, $170,386 and $26,034, to research and development expenses relating to the issuance of stock and stock options in 2013, 2012, 2011, 2010, and 2009, respectively which increased the Company’s net loss for 2013, 2012, 2011, 2010, and 2009, by $2,719,380, $878,578, $702,837, $772,604 and $445,913, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Year ended December 31, 2013 Compared to Year ended December 31, 2012

     The majority of the Company's fee income comes from the activities of several licensees participating in the automotive market. The Company currently believes that the automotive market will be the largest source of its royalty income over the next several years. The Company's royalty income from this market may be influenced by numerous factors including various trends affecting demand in the automotive industry and the rate of introduction of new technology in OEM product lines. In addition to these macro factors, the Company's royalty income from the automotive market could also be influenced by specific factors such as whether the Company's SPD-SmartGlass technology appears as standard equipment or as an option on a particular vehicle, the number of additional vehicle models that SPD-SmartGlass appears on, the size of each window on a vehicle and the number of windows on a vehicle that use SPD-SmartGlass, fluctuations in the total number of vehicles produced by a manufacturer, and in the percentage of cars within model like produced with SPD-SmartGlass, and changes in pricing or exchange rates.

     The Company's fee income from licensing activities for the year ended December 31, 2013 increased 10% to $2,161,359, as compared to $1,957,336 for the year ended December 31, 2012. Most of the increase in fee income during this period was a result of higher product sales and minimum annual royalty and other payments from licensees in the automotive market. Certain license fees, which are paid to the Company in advance of the accounting period in which they are earned resulting in the recognition of deferred revenue for the current accounting period, which will be recognized as fee income in future periods. Also, licensees may offset some or all of their royalty payments on sales of licensed products for a given period by applying these advance payments towards such earned royalty payments. Because the Company's license agreements typically provide for the payment of royalties by a licensee on product sales within 45 days after the end of the quarter in which a sale of a licensed product occurs (with some of the Company's more recent license agreements providing for payments on a monthly basis), and because of the time period which typically will elapse between a customer order and the sale of the licensed product and installation in a home, office building, automobile, aircraft, boat or any other product, there could be a delay between when economic activity between a licensee and its customer occurs and when the Company gets paid its royalty resulting from such activity.

     Operating expenses increased by $1,845,635 for the year ended December 31, 2013 to $5,841,268, from $3,995,633 for the year ended December 31, 2012. This increase was principally the result of higher non-cash compensation charges related to common stock and option grants to employees and directors ($1,167,000), payroll costs ($227,000), marketing and investor relations costs ($296,000) and patent costs ($95,000) and bad debts ($81,000).

     Research and development expenditures increased by $531,454 to $2,203,326 for the year ended December 31, 2013 from $1,671,872 for the year ended December 31, 2012. This increase was principally the result of higher non-cash compensation charges related to common stock and option grants to employees ($505,000), payroll and related costs ($104,000) partially offset by lower materials and project costs ($28,000) as well as lower allocated insurance ($25,000) and office costs ($32,000). Included in research and development expenses are approximately $648,000 and $143,000 of noncash compensation charges for the year ended December 31, 2013 and 2012, respectively.

     The Company's net investment income for the year ended December 31, 2013 was $38,148 as compared to $33,171 for the year ended December 31, 2012. The difference was primarily due to interest from higher cash balances available for investment partially offset the interest on the Note from SPD Control Systems which was collected at the end of March 2012.

     No income tax benefit or expense was recorded for the year ended December 31, 2013. The Company recorded an income tax benefit of $613,397 for the year ended December 31, 2012. This benefit results from state research and development refundable credits that the Company applied for related to the years ended December 31, 2006, 2007, 2008, and 2009. The Company does not currently expect to collect additional credits.

     As a consequence of the factors discussed above, the Company's net loss was $5,845,087 ($0.25 per common share) for the year ended December 31, 2013 as compared to $3,063,601 ($0.15 per common share) for the year ended December 31, 2012.

Year ended December 31, 2012 Compared to the Year ended December 31, 2011

     The majority of the Company’s fee income comes from the activities of several licensees participating in automotive market. The Company’s fee income from licensing activities for the year ended December 31, 2012 was $1,957,336, as compared to $845,982 for the year ended December 31, 2011. Most of the increase in fee income during this period was a result of higher product sales in the automotive market from one of our licensees. This licensee's sales levels exceeded its minimum annual royalty levels under its license agreement, thereby resulting in the amount of royalty fee income in excess of the minimum annual royalty being recognized as additional fee income. Certain license fees, which are paid to the Company in advance of the accounting period in which they are earned resulting in the recognition of deferred revenue for the current accounting period, which will be recognized as fee income in future periods. Also, licensees may offset some or all of their royalty payments on sales of licensed products for a given period by applying these advance payments towards such earned royalty payments. Because the Company’s license agreements typically provide for the payment of royalties by a licensee on product sales within 45 days after the end of the quarter in which a sale of a licensed product occurs (with some of the Company’s more recent license agreements providing for payments on a monthly basis), and because of the time period which typically will elapse between a customer order and the sale of the licensed product and installation in a home, office building, automobile, aircraft, boat or any other product, there could be a delay between when economic activity between a licensee and its customer occurs and when the Company gets paid its royalty resulting from such activity.

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

     During 2013, the Company’s cash and cash equivalents balance decreased by $2,524,110. This decline was mainly due to: (i) cash used for operations, and (ii) cash received from financing activities. The Company’s reported net loss in 2013 produced ($3,244,859) of cash used for operations. The negative impact from cash used for operations on the Company’s cash and cash equivalents balance was partially offset by proceeds from the exercise of options and warrants of $795,294. At December 31, 2013, the Company had working capital of $11,782,967 and total shareholders’ equity of $11,869,937.

     During 2012, the Company’s cash and cash equivalents balance increased by $5,986,869 principally as a result of cash proceeds from the sale of common stock of $12,250,500 partially offset by cash used for operations of $2,679,093 as well as net cash invested in certificates of deposits of $3,797,865.

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

Contractual Obligations

     The Company occupies premises under an operating lease agreement which was to expire on March 31, 2014 and has recently been extended through 2025 and requires minimum annual rent which rises over the term of the lease to approximately $177,000, plus tenant’s share of applicable taxes. These lease obligations are summarized over time as of December 31, 2013:

	Payments due by period
	<1 year	1-3 years	4-5 years	>5 years	Total
Operating lease obligations	$163,000	$342,000	$366,000	$1,294,000	$2,165,000

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

     As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company’s Chairman and its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, the Company's Chairman and its Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's periodic SEC filings. Our officers have concluded that as of December 31, 2013 our disclosure controls and procedures are designed, and are effective, to ensure that information required to be disclosed by our company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the commission’s rules and forms, and are also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. There were no changes in the Company's internal control over financial reporting during the quarterly period ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Based on our evaluation under the COSO Framework (1992) our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

     The effectiveness of our internal control over financial reporting as of December 31, 2013 has been independently audited by BDO USA, LLP, an independent registered public accounting firm, as stated in its report that is included herein.

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors
Research Frontiers Incorporated
Woodbury, New York

     We have audited Research Frontiers Incorporated’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Research Frontiers Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

     In our opinion, Research Frontiers Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Research Frontiers Incorporated as of December 31, 2013 and 2012, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 and our report dated March 10, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Melville, New York
March 10, 2014

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

     The other information required by this Item 10 is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Commission on or before April 30, 2014, in connection with the Company’s Annual Meeting of Stockholders scheduled to be held on June 12, 2014.

ITEM 11.	EXECUTIVE COMPENSATION

     The information required by this Item 11 is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Commission on or before April 30, 2014, in connection with the Company’s Annual Meeting of Stockholders scheduled to be held on June 12, 2014. Notwithstanding anything to the contrary set forth herein or in any of the Company’s past or future filings with the SEC that might incorporate by reference the Company’s definitive Proxy Statement, in whole or in part, the report of the compensation committee and the stock price performance graph contained in such definitive Proxy Statement shall not be incorporated by reference into this Annual Report on Form 10-K or in any other such filings.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this Item 12 is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Commission on or before April 30, 2014, in connection with the Company’s Annual Meeting of Stockholders scheduled to be held on June 12, 2014.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

     The information required by this Item 13 is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Commission on or before April 30, 2014, in connection with the Company’s Annual Meeting of Stockholders scheduled to be held on June 12, 2014.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this Item 14 is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Commission on or before April 30, 2014, in connection with the Company’s Annual Meeting of Stockholders scheduled to be held on June 12, 2014.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) and (2) Financial Statements and Financial Statement Schedules

     The following consolidated financial statements of Research Frontiers Incorporated are filed under “Item 8. Financial Statements and Supplemental Data” of this Report.

Page
Report of Independent Registered Public Accounting Firm	F-1

Consolidated Financial Statements:

Consolidated Balance Sheets,
December 31, 2013 and 2012	F-2

Consolidated Statements of Operations,
Years ended December 31, 2013, 2012 and 2011	F-3

Consolidated Statements of Shareholders’ Equity,
Years ended December 31, 2013, 2012 and 2011	F-4

Consolidated Statements of Cash Flows,
Years ended December 31, 2013, 2012 and 2011	F-5

Notes to Consolidated Financial Statements	F-6

Schedule II - Valuation and Qualifying Accounts	F-19

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

10.1C*	Employment Agreement effective as of January 1, 2014 between the Company and Seth L. Van Voorhees (filed herewith).

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

10.5.2	Second Amendment to Lease dated March 11, 1994 between the Company and Industrial and Research Associates Co. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.

10.5.3	Third Amendment to Lease dated July 14, 1998 between the Company and Industrial and Research Associates Co. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference.

10.5.4	Fourth Amendment to Lease dated January 13, 2004 between the Company and Industrial and Research Associates Co. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference.

10.5.5	Fifth Amendment to Lease dated February 21, 2014 between the Company and CLK-HP 230-240 CROSSWAYS PARK LLC and LAKE PARK 230-240 CROSSWAYS PARK LLC. (filed herewith).

10.6	License Agreement effective as of August 2, 1995 between the Company and General Electric Company. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated August 2, 1995 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.7	License Agreement effective as of April 29, 1996 between the Company and Glaverbel, S.A. Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.8	License Agreement effective as of January 18, 1997 between the Company and Material Sciences Corporation. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated March 3, 1997 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.9	License Agreement effective as of March 31, 1997 between the Company and Hankuk Glass Industries, Inc. Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.10	License Agreement effective as of August 8, 1997 between the Company and Orcolite, a Unit of Monsanto Company. Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.11	License Agreement effective as of June 25, 1999 between the Company and Dainippon Ink and Chemicals, Incorporated. Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.12	License Agreement effective as of August 9, 1999 between the Company and Hitachi Chemical Co., Ltd. Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.13	License Agreement effective as of December 3, 1999 between the Company and Global Mirror GmbH & Co. KG. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.14	License Agreement effective as of December 13, 1999 between the Company and Global Mirror GmbH & Co. KG. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.15	License Agreement effective as of March 21, 2000 between the Company and ThermoView Industries, Inc. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.16	License Agreement effective as of May 23, 2000 between the Company and Polaroid Corporation. Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.17	License Agreement effective as of February 16, 2001 between the Company and AP Technoglass Co. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.18	License Agreement effective as of March 21, 2001 between the Company and InspecTech Aero Service, Inc. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.19	License Agreement effective as of March 28, 2001 between the Company and Film Technologies International, Inc. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.20	License Agreement effective as of November 29, 2001 between the Company and Avery Dennison Corporation. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.21	License Agreement effective as of February 4, 2002 between the Company and BOS GmbH & Co. KG. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.22	License Agreement effective as of March 11, 2002 between the Company and Isoclima S.p.A. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.23	License Agreement effective as of July 2, 2002 between the Company and Isoclima S.p.A. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.24	License Agreement effective as of August 19, 2002 between the Company and Razor’s Edge Technologies, Inc. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.25	License Agreement effective as of October 7, 2002 between the Company and American Glass Products (Glass Technology Investment Ltd.). Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.26	License Agreement effective as of October 7, 2002 between the Company and SPD Systems, Inc. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.27	License Agreement effective as of October 24, 2002 between the Company and Cricursa Cristales Curvados S.A. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.28	License Agreement effective as of December 9, 2002 between the Company and BRG Group, Ltd. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.29	License Agreement effective as of December 13, 2002 between the Company and Laminated Technologies Inc. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.30	License Agreement effective as of April 17, 2003 between the Company and Custom Glass Corporation. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.31	License Agreement effective as of May 2, 2003 between the Company and Air Products and Chemicals, Inc. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.32	License Agreement effective as of May 30, 2003 between the Company and Kerros Limited. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.33	License Agreement effective as of June 6, 2003 between the Company and Traco, Inc. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.34	License Agreement effective as of June 16, 2003 between the Company and Saint-Gobain Glass France S.A. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.35	License Agreement effective as of August 1, 2003 between the Company and Vision (Environmental Innovation) Limited. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.36	License Agreement effective as of November 13, 2003 between the Company and Innovative Glass Corporation. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.37	License Agreement effective as of December 11, 2003 between the Company and Leminur Limited. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.38	License Agreement effective as of March 25, 2004 between the Company and Pilkington plc. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.39	License Agreement effective as of April 5, 2004 between the Company and SmartGlass Ireland Ltd. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.40	License Agreement effective as of April 8, 2004 between the Company and Prelco Inc. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.41	License Agreement effective as of April 13, 2004 between the Company and E. I. Dupont De Nemours and Company. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.42	License Agreement effective as of September 3, 2004 between the Company and Nippon Sheet Glass Co., Ltd. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.43	License Agreement effective as of October 25, 2005 between the Company and SPD Control Systems Corporation. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated October 31, 2005 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.44	License Agreement effective as of March 30, 2006 between the Company and Dainippon Ink and Chemicals. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated April 4, 2006 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.45	License Agreement effective as of May 11, 2006 between the Company and Asahi Glass Company. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated May 15, 2006 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.46	License Agreement effective as of March 19, 2007 between the Company and SmartGlass International Ltd. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated March 19, 2007 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.47	License Agreement effective as of October 16, 2007 between Research Frontiers Incorporated and Glass Wholesalers, Ltd. d/b/a Craftsman Fabricated Glass, Ltd. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated October 18, 2007, and incorporated herein by reference.

10.48	License Agreement effective as of December 14, 2007 between Research Frontiers Incorporated and AGC Flat Glass Europe SA. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated December 17, 2007 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.49	License Agreement effective as of February 21, 2008 between Research Frontiers Incorporated and GKN Aerospace Transparency Systems Inc. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated March 5, 2008 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.50	License Agreement effective as of September 29, 2008 between Research Frontiers Incorporated and PPG Industries, Inc. (now known as Pittsburgh Glass Works, LLC). Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated October 6, 2008 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.51	License Agreement effective as of September 10, 2009 between Research Frontiers Incorporated and Pilkington Group Ltd. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated September 15, 2009 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.52	License Agreement effective as of January 25, 2010 between Research Frontiers Incorporated and Vision Systems. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated January 25, 2010 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.53	License Agreement effective as of February 8, 2010 between Research Frontiers Incorporated and ID Research Pty Ltd. (iGlass). Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated February 16, 2010 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.54	License Agreement effective as of December 13, 2010 between Research Frontiers Incorporated and Diamond Sea-Glaze Manufacturing Ltd. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated December 14, 2010 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.55	License Agreement effective as of December 22, 2010 between Daimler AG, Research Frontiers Incorporated and SPD Control Systems Corp. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated February 9, 2011 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.56	License Agreement effective as of February 19, 2013 between Tint-It JSC and Research Frontiers Incorporated. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated March 5, 2013 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.57	License Agreement effective as of August 6, 2012 between Advnanotech LLC and Research Frontiers Incorporated. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated March 12, 2013 with portions omitted pursuant to the Registrant's request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

14	Code of Ethics of Research Frontiers Incorporated. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and incorporated herein by reference.

21	Subsidiaries of the Registrant - SPD Enterprises, Inc.

23	Consent of BDO USA, LLP - Filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Joseph M. Harary - Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Seth L. Van Voorhees - Filed herewith.

32.1	Section 1350 Certification of Joseph M. Harary - Filed herewith.

32.2	Section 1350 Certification of Seth L. Van Voorhees - Filed herewith.

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
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

Dated: March 10, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Position	Date
/s/Darryl Daigle	Director	March 10, 2014
Darryl Daigle

/s/Gregory G. Grimes	Director	March 10, 2014
Gregory G. Grimes

/s/Joseph M. Harary	Director, President, CEO	March 10, 2014
Joseph M. Harary

/s/ Alexander Kaganowicz	Director	March 10, 2014
Alexander Kaganowicz

/s/Robert L. Saxe	Director, Chairman	March 10, 2014
Robert L. Saxe

/s/Seth L. Van Voorhees	Vice President, CFO, Treasurer	March 10, 2014
Seth L. Van Voorhees

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors
Research Frontiers Incorporated
Woodbury, New York

We have audited the accompanying consolidated balance sheets of Research Frontiers Incorporated as of December 31, 2013 and 2012 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we have also audited the schedule as listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Research Frontiers Incorporated at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Research Frontiers Incorporated’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 10, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Melville, New York
March 10, 2014

RESEARCH FRONTIERS INCORPORATED
Consolidated Balance Sheets
December 31, 2013 and 2012

Assets	2013	2012
Current assets:
Cash and cash equivalents	$5,866,123	$8,390,233
Short-term investments	5,076,930	5,052,921
Royalty receivables, net of reserves of $173,921 in 2013
and 92,723 in 2012	867,162	688,318
Prepaid expenses and other current assets	135,080	201,949

Total current assets	11,945,295	14,333,421

Fixed assets, net	64,365	59,041
Deposits and other assets	22,605	22,605
Total assets	$12,032,265	$14,415,067

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$56,603	$72,269
Accrued expenses and other	80,725	145,123
Deferred revenue	25,000	25,000
Total current liabilities	162,328	242,392

Commitments (note 8)	-	-

Shareholders’ equity:
Common stock, par value $0.0001 per share;
authorized 100,000,000 shares, issued and outstanding
23,109,665 and 22,646,782 shares for 2013 and 2012	2,311	2,265
Additional paid-in capital	105,184,600	101,642,297
Accumulated deficit	(93,316,974)	(87,471,887)
Total shareholders’ equity	11,869,937	14,172,675

Total liabilities and shareholders’ equity	$12,032,265	$14,415,067

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED
Consolidated Statements of Operations
Years ended December 31, 2013, 2012 and 2011

	2013	2012	2011
Fee income	$2,161,359	$1,957,336	$845,982

Operating expenses	5,841,268	3,995,633	3,618,635
Research and development	2,203,326	1,671,872	1,390,689
Total expenses	8,044,594	5,667,505	5,009,324

Operating loss	(5,883,235)	(3,710,169)	(4,163,342)

Net investment income	38,148	33,171	29,274
Loss before income tax benefit	(5,845,087)	(3,676,998)	(4,134,068)

Income tax benefit	-	613,397	-
Net loss	$(5,845,087)	$(3,063,601)	$(4,134,068)

Basic and diluted net loss
per common share	$(0.25)	$(0.15)	$(0.22)

Weighted average number of
common shares outstanding	22,946,019	20,125,309	18,538,041

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED
Consolidated Statements of Shareholders’ Equity
Years ended December 31, 2013, 2012 and 2011

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balance, January 1, 2011	18,281,973	$1,828	$87,744,842	$(80,274,218)	$7,472,452

Exercise of options and warrants	60,382	6	65,971	-	65,977
Share-based compensation	202,000	20	702,817	-	702,837
Net loss	-	-	-	(4,134,068)	(4,134,068)
Balance, December 31, 2011	18,544,355	1,854	88,513,630	(84,408,286)	4,107,198

Issuances of common stock	3,739,227	374	12,250,126	-	12,250,500
Share-based compensation	363,200	37	878,541	-	878,578
Net loss	-	-	-	(3,063,601)	(3,063,601)
Balance, December 31, 2012	22,646,782	2,265	101,642,297	(87,471,887)	14,172,675

Exercise of options and warrants	179,983	18	822,951	-	822,969
Share-based compensation	282,900	28	2,719,352	-	2,719,380
Net loss	-	-	-	(5,845,087)	(5,845,087)
Balance, December 31, 2013	23,109,665	$2,311	$105,184,600	$(93,316,974)	$11,869,937

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED
Consolidated Statements of Cash Flows
Years ended December 31, 2013, 2012 and 2011

	2013	2012	2011
Cash flows from operating activities:
Net loss	$(5,845,087)	$(3,063,601)	$(4,134,068)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	45,212	34,963	39,857
Stock based compensation	2,719,380	878,578	702,837
Bad debts	81,198	-	-
Recovery of uncollectible receivables	-	-	(70,000)
Change in assets and liabilities:
Royalty receivables	(260,042)	(354,268)	116,127
Prepaid expenses and other current assets	94,544	(107,218)	(5,037)
Accounts payable and accrued expenses	(80,064)	(67,547)	(2,300)
	-	-	-
Net cash used in operating activities	(3,244,859)	(2,679,093)	(3,352,584)

Cash flows from investing activities:
Purchases of fixed assets	(50,536)	(11,576)	(12,517)
Purchase of investments	(24,009)	(3,797,865)	(2,255,056)
Proceeds from sale of investment	-	-	1,000,000
Note and interest receivable on SPD Control Systems	-	224,903	-
Net cash used in investing activities	(74,545)	(3,584,538)	(1,267,573)

Cash flows from financing activities:
Net proceeds from issuances of common stock and
exercise of options and warrants	795,294	12,250,500	65,977
Net cash provided by financing activities	795,294	12,250,500	65,977

Net (decrease) increase in cash and cash equivalents	(2,524,110)	5,986,869	(4,554,180)

Cash and cash equivalents at beginning of year	8,390,233	2,403,364	6,957,544
Cash and cash equivalents at end of year	$5,866,123	$8,390,233	$2,403,364

Non Cash Financing and Investing Activities:
Cashless Exercise of Stock Options	$27,675	$-	$276,750

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

(2) Summary of Significant Accounting Policies

     (a) Cash and Cash Equivalents

     The Company considers securities purchased with original maturities of three months or less to be cash equivalents. Cash equivalents consist of short-term investments in money market accounts at December 31, 2013 and 2012.

     Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. All of our non-interest bearing cash balances were fully insured at December 31, 2012 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible non-interest bearing accounts. Beginning 2013, insurance coverage reverted back to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits. Amounts on deposit in excess of federally insured limits at December 31, 2013 is approximately $5.6 million.

     (b) Short-term Investments

     The Company classifies investments in marketable securities as trading, available-for-sale or held-to-maturity at the time of purchase and periodically re-evaluates such classifications. Trading securities are carried at fair value, with unrealized holding gains and losses included in earnings. Held-to-maturity securities are recorded at cost and are adjusted for the amortization or accretion of premiums or discounts over the life of the related security. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss) until realized. In determining realized gains and losses, the cost of securities sold is based on the specific identification method. Interest and dividends on the investments are accrued at the balance sheet date. At December 31, 2013 and 2012 all investments were classified as held to maturity and consisted of the following:

		December 31, 2013	December 31, 2012
Certificates of Deposit	Maturity	Value of Held to Maturity	Value of Held to Maturity
Investment	Date	Investments (based on cost)	Investments (based on cost)
$2,011,967	10/16/14	$2,011,967	$2,000,000
$2,007,997	10/16/14	$2,007,997	$2,000,000
$502,821	06/29/14	$502,821	$500,940
$301,692	04/06/14	$301,692	$300,564
$252,453	03/29/14	$252,450	$251,417
		$5,076,927	$5,052,921

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

     Fee income represents amounts earned by the Company under various license and other agreements (note 7) relating to technology developed by the Company. During 2013 five licensees accounted for 40%, 12%, 6% and 6%, and 5% respectively of fee income recognized for the year. During 2012, four licensees accounted for 62%, 6%, 5% and 5% respectively of fee income recognized during the year.

     (f) Basic and Diluted Loss Per Common Share

     Basic earnings (loss) per share excludes any dilution. It is based upon the weighted average number of common shares outstanding during the period. Dilutive earnings (loss) per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company’s dilutive loss per share equals basic loss per share for each of the years in the three-year period ended December 31, 2013 because all common stock equivalents (i.e., options and warrants) were antidilutive in those periods. The number of options and warrants that were not included because their effect is antidilutive was 2,860,219, 2,630,002 and 1,973,906, for 2013, 2012, and 2011, respectively.

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

     In accordance with ASC Topic 740 (FIN 48), we recognize tax benefits only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in tax returns that do not meet these recognition and measurement standards. We classify accrued interest and penalties related to any unrecognized tax benefits in our income tax provision. At December 31, 2013 and 2012, we do not have accrued interest and penalties related to any unrecognized tax benefits. We do not believe we have any uncertain tax positions as of December 31, 2013 and 2012.

     The tax years subject to examination by major tax jurisdictions include the years 2009 and forward by the U.S. Internal Revenue Service and certain states. The Company is not currently being audited by any tax jurisdiction.

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

     In order to determine the fair value of stock options and warrants on the date of grant, the Company uses the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected stock-price volatility, option term, risk-free interest rate and dividend yield. While the risk-free interest rate and dividend yield are less subjective assumptions that are based on factual data derived from public sources, the expected stock-price volatility and option term assumptions require a greater level of judgment.

     In connection with the employee stock options and restricted stock grants, the Company charged $2,545,060, $873,888, and $719,811 to operations during the years ended December 31, 2013, 2012, and 2011, respectively. In lieu of higher cash compensation, the Company has granted warrants and non-employee options to consultants. These warrants and non-employee options vest ratably over various terms ranging from 24 to 59 months. Non-employee options covering 60,000 shares were granted to consultants during 2012. These non-employee options, as well as previously granted warrants, were valued at fair value at the time that the related services are provided using the Black Scholes method and marked to market quarterly using the Black Scholes method. The Company incurred a charge (benefit) to operations of $174,320, $4,690, and ($16,974) for 2013, 2012, and 2011, respectively in connection with these warrants and non-employee options.

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

     Financial assets accounted for at fair value on a recurring basis at December 31, 2013 and 2012, include cash and cash equivalents of approximately $5.9 million and $8.4 million, respectively, as well as short term investments of $5.1 million and $5.1 million in 2013 and 2012, respectively. The carrying value of these assets approximates fair value due to the short-term maturity of these instruments.

     (p) Recent Accounting Pronouncements

New Accounting Standards

New accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standards setting bodies that we adopt according to the various timetables the FASB specifies. The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

(3) Fixed Assets

     Fixed assets and their estimated useful lives as of December 31, 2013 and 2012 are as follows:

	2013	2012	Estimated useful life
Equipment and furniture	$1,351,877	$1,301,341	5 years

			Life of lease or estimated
Leasehold Improvements	437,745	437,745	life of asset if shorter
	1,789,622	1,739,086

Less accumulated depreciation
and amortization	(1,725,257)	(1,680,045)
	$64,365	$59,041

The Company incurred depreciation expense of $45,212, $34,963 and $39,857 for 2013, 2012, and 2011, respectively in connection with these fixed assets.

(4) Accrued Expenses and Other

     Accrued expenses consist of the following at December 31, 2013 and 2012:

	2013	2012
Payroll, bonuses and related benefits	$75,966	$110,621
Professional services	4,400	23,450
Deferred rent	--	10,691
Other	359	361
	$80,725	$145,123

(5) Income Taxes

     Since inception, the Company has incurred losses from operations and as a result has not recorded income tax expense. Benefits related to net operating loss carryforwards and deferred items have been fully reserved since it was not more likely than not that the Company would achieve profitable operations.

     The Company applied for state research and development refundable credits for the years ended December 31, 2006 through 2009. In April 2012, the Company received $613,397 relating to these credits for the years 2006 through 2009, which is reflected as an income tax benefit in the accompanying statement of operations for the year ended December 31, 2012. The Company currently does not expect to collect additional credits for years subsequent to 2009. In addition, $61,340 is included in operating expenses on the accompanying statement of operations for the year ended December 31, 2012 relating to professional fees paid in connection with securing these refundable credits.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2013 and 2012 are presented below.

	2013	2012
Deferred tax assets:
Depreciation	$104,000	$95,000
Allowance for bad debts	70,000	37,000
Net operating loss carryforwards	23,116,000	22,516,000
Stock option expense	1,347,000	1,051,000
Research and other credits	972,000	977,000
Other temporary differences	15,000	15,000
Total gross deferred tax assets	25,624,000	24,700,000
Less valuation allowance	(25,624,000)	(24,700,000)
	$--	$--

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

     At December 31, 2013, the Company had a net operating loss carryforward for federal income tax purposes of approximately $58,000,000, varying amounts of which will expire in each year from 2014 through 2033. Research and other credit carryforwards of approximately $972,000 are available to the Company to reduce income taxes payable in future years principally through 2033. Net operating loss carryforwards of approximately $3,227,000 and research and other credit carryforwards of approximately $84,000 are scheduled to expire during fiscal 2014, if not utilized.

(6) Shareholders’ Equity

     (a) Common Stock and Warrants

     During 2013, the Company received proceeds of $822,969 in connection with the exercise of options and warrants representing 179,983 shares of common stock.

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

     (b) Options and Warrants

     (i) Employee Options

     In 2008, the shareholders approved the Company’s 2008 Equity Incentive Plan which provides for the granting of both incentive stock options at the fair market value at the date of grant and nonqualified stock options at the fair market value at the date of grant to employees or non-employees who, in the determination of the Board of Directors, have made or may make significant contributions to the Company in the future. The Company may also award stock appreciation rights, restricted stock, or restricted stock units under this plan. The Company initially reserved 750,000 shares of its common stock for issuance under this plan, and 611,692 options and other awards were available for issuance under this plan as of December 31, 2013.

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

     The Company granted no employee options during 2012 and 2011. The Company granted 499,700 fully vested options during 2013 and recorded share-based compensation of $1,431,620. The Company valued these 2013 grants using the Black-Scholes option pricing model with the following weighted average assumptions:

Fair value on grant date	$2.86
Expected dividend yield	--
Expected volatility	64%
Risk free interest rate	1.62%
Expected term of the option	5 years

Activity in stock options is summarized below:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Subject to	Exercise	Contractual	Intrinsic
	Option	Price	Term (Years)	Value
Balance at January 1, 2011	1,734,199	$11.64	4.3	$281,600

Granted	-	$20.43
Cancelled	(379,550)	$3.72
Exercised	(85,000)	$9.48
Balance at December 31, 2011	1,269,649	$11.64	4.2	$-

Granted	(151,750)	$12.76
Cancelled	-	$-
Exercised	-	$-
Balance at December 31, 2012	1,117,899	$9.03	3.7	$4,250

Granted	499,700	$5.26
Cancelled	(64,500)	$12.81
Exercised	(72,500)	$4.83
Balance at December 31, 2013	1,480,599	$7.80	5.2	$399,000

All options are exercisable at December 31, 2013.

During 2011 an employee was to make a payment of $276,750 for exercising 75,000 options but instead he forfeited 29,270 options which would have been exercisable at a fair market value of $276,896 and delivered the difference in cash.

During 2013 and 2011, the Company received $322,475 and $39,744, respectively in net proceeds from the exercise of options.

(ii) Warrants and Non-Employee Options

     Activity in warrants is summarized below:

	Number of Shares Underlying
	Warrants and Non-Employee	Weighted Average
	Options Granted	Exercise Price
Balance at January 1, 2011	708,909	$5.00 - 9.00

Exercised	(4,652)	5.64
Terminated	-	-
Issued	-	-
Balance at December 31, 2011	704,257	$5.00 - 9.00

Exercised	-	-
Terminated	-	-
Issued	807,846	5.12
Balance at December 31, 2012	1,512,103	$5.56

Exercised	(107,483)	4.45
Terminated	(25,000)	9.00
Issued	-	-
Balance at December 31, 2013	1,379,620	$5.58

Warrants and non-employee options generally expire from five to ten years from the date of issuance. At December 31, 2013, the number of warrants exercisable was 1,365,870 at a weighted average exercise price of $5.60 per share.

The Company granted a total of 60,000 non-employee options to two consultant’s during 2012 at a weighted average exercise price of $3.95. These grants vest ratably over 24 months from the date of grant. These non-employee options and previously granted warrants were valued at fair value at the time that the related services are provided using the Black-Scholes method and marked to market quarterly using the Black Scholes method. The Company incurred a charge (benefit) of $174,320 $4,690 and ($16,974), for 2013, 2012, and 2011, respectively in connection with these non-employee options.

During 2013 and 2011, the Company received $472,819 and $26,233 in net proceeds from the exercise of warrants.

     (c) Restricted Stock Grants

     During 2013, the Company granted 282,900 shares of restricted stock to its directors and employees. Directors received 91,500 of these shares of restricted common stock. All the shares granted to the directors, as well as 3,400 shares granted to employees vested immediately upon grant. The remaining 188,000 shares vest ratably over the 36 months following grant. The market value per share on the date of grant was $3.70.

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

     In connection with these grants, as well as prior grants that are not yet fully vested, the Company charged $2,545,060, $873,888 and $719,811 to operations during 2013, 2012 and 2011 respectively.

     At December 31, 2013, 2012 and 2011, 611,692, 218,733 and 90,667 respectively, of these grants remain unvested. In addition, at December 31, 2013, $758,000 remains to be charged to operations over the next 24 months relating to these grants.

(7) License and Other Agreements

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

(8) Commitments

     The Company has an employment agreement with three of its officers which provides for an annual base salary of $450,000, $402,000 and $220,000 respectively for calendar year 2014. Each of these employment agreements have an evergreen provision that extend the term by one year on the anniversary date unless either the Company or the employee has given notice that they will not be renewing the agreement upon the expiration of its term.

     The Company has a defined contribution profit sharing (401K) plan covering employees who have completed one year of service. Contributions are made at the discretion of the Company. The Company did not make any contributions to this plan for 2013, 2012, or 2011.

     The Company occupies premises under an operating lease agreement which expires on March 31, 2014. During February 2014, the Company entered into a new lease expiring on March 31, 2025. As of December 31, 2013, the approximate minimum annual future rental commitments under the expiring and new lease agreements for the next five years are as follows:

2014:	$163,000
2015:	$168,000
2016:	$174,000
2017:	$180,000
2018:	$186,000
Thereafter:	$1,294,000

     Rent expense, including other occupancy related expenses, amounted to approximately $187,000, $200,000, and $172,000, for 2013, 2012, and 2011, respectively.

(9) Rights Plan

     In February 2013, the Company’s Board of Directors adopted a Stockholders’ Rights Plan (the “Rights Plan”) and declared a dividend distribution of one right (a “Right”) for each outstanding share of Company common stock to stockholders of record at the close of business on March 3, 2003 (“Record Time”) and authorized the issuance of one Right in respect of each share of Common Stock issued after the Record Time and prior to the Separation Time.

     “Separation Time” shall mean the earlier of the Close of Business on the tenth Business Day (or such later date as the Board of Directors may from time to time fix by resolution adopted prior to the Separation Time that otherwise would have occurred) following but not including (i) the date on which any Person commences a tender or exchange offer that, if consummated, would result in such Person’s becoming an Acquiring Person, and (ii) the date of the first event causing a Flip-in Date to occur; provided that if any tender or exchange offer referred to in clause (i) of this paragraph is cancelled, terminated or otherwise withdrawn prior to the Separation Time without the purchase of any shares of Common Stock pursuant thereto, such offer shall be deemed, for purposes of this paragraph, never to have been made.

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

(10) Selected Quarterly Financial Data (Unaudited)

	Quarter
2013
Fee Income	$707,231	$521,844	$506,692	$425,592
Operating loss (2)	(1,597,036)	(790,636)	(869,483)	(2,626,080)
Net loss (2)	(1,589,184)	(779,480)	(859,954)	(2,616,469)
Basic and diluted net loss
per common share (1)	(0.07)	(0.03)	(0.04)	(0.11)

	Quarter
2012	First	Second	Third	Fourth
Fee income	$482,578	$450,828	$471,886	$552,044
Operating loss (2)	(1,434,553)	(793,041)	(869,788)	(612,787)
Net loss (2)	(803,339)	(789,551)	(866,464)	(604,247)
Basic and diluted net loss
per common share (1)	(0.04)	(0.04)	(0.04)	(0.03)
____________________

     (1) Since per share information is computed independently for each quarter and the full year, based on the respective average number of common shares outstanding, the sum of the quarterly per share amounts does not necessarily equal the per share amounts for the year.

     (2) The Company incurred higher costs in the first and fourth quarter of 2013 and the first quarter of 2012 relating primarily to: (i) $1,841,000 and $424,000 of stock and option compensation charges in the 2013 and 2012, respectively, relating to common stock and options granted to directors, employees and consultants, and (ii) $175,000 in the first quarter of 2013 and 2012, respectively, in directors’ fees.

SCHEDULE II

RESEARCH FRONTIERS INCORPORATED
VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2013, 2012, and 2011

	Balance at	Charged to
	beginning of	costs and
	period	expenses	Deductions		Balance
Description

Allowance for uncollectible
royalty receivables:

December 31, 2013	$92,723	$81,198	$-		$173,921

December 31, 2012	$92,723	$-	$-		$92,723

December 31, 2011	$162,723	$-	$70,000	*	$92,723
____________________

*Recovery of previously reserved receivables.