Form 10-Q
period 2014-03-31
RESEARCH FRONTIERS INC
filed 2014-05-05
CIK 793524

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2014 Commission File No. 1-9399

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 5, 2014, there were outstanding 23,124,465 shares of Common Stock, par value $0.0001 per share.

RESEARCH FRONTIERS INCORPORATED
Consolidated Balance Sheets

	March 31
	2014	December 31
Assets	(Unaudited)	2013
Current assets:
Cash and cash equivalents	$5,097,924	$5,866,123
Short-term investments	5,077,970	5,076,930
Royalty receivables, net of reserves of $173,921 in
2014 and 2013	860,430	867,162
Prepaid expenses and other current assets	80,181	135,080
Total current assets	11,116,505	11,945,295

Fixed assets, net	101,535	64,365
Deposits and other assets	33,567	22,605
Total assets	$11,251,607	$12,032,265

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$138,385	$56,603
Accrued expenses and other	201,476	80,725
Deferred revenue	56,250	25,000
Total current liabilities	396,111	162,328

Shareholders’ equity:
Common stock, par value $0.0001 per share;
authorized 100,000,000 shares, issued and outstanding
23,124,465 and 23,109,665 shares for 2014 and 2013	2,312	2,311
Additional paid-in capital	105,319,221	105,184,600
Accumulated deficit	(94,466,037)	(93,316,974)
Total shareholders’ equity	10,855,496	11,869,937

Total liabilities and shareholders’ equity	$11,251,607	$12,032,265

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED
Consolidated Statements of Operations
(Unaudited)

	Three months ended
	March 31, 2014	March 31, 2013

Fee income	$308,347	$707,231

Operating expenses	1,016,238	1,667,831
Research and development	449,813	636,436
Total Expenses	1,466,051	2,304,267

Operating loss	(1,157,704)	(1,597,036)

Net investment income	8,641	7,852
Net loss	$(1,149,063)	$(1,589,184)

Basic and diluted net loss
per common share	$(0.05)	$(0.07)

Weighted average number of
common shares outstanding	23,117,229	22,916,095

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
	March 31, 2014	March 31, 2013
Cash flows from operating activities:
Net loss	$(1,149,063)	$(1,589,184)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	6,075	10,321
Stock-based compensation	52,334	713,631
Change in assets and liabilities:
Royalty receivables	6,732	(109,941)
Prepaid expenses and other current assets	43,937	113,869
Deferred revenue	31,250	166,250
Accounts payable and accrued expenses	202,533	131,254
Net cash used in operating activities	(806,202)	(563,800)

Cash flows from investing activities:
Purchases of fixed assets	(43,245)	(11,127)
Change in short term investments	(1,040)	-
Net cash used in investing activities	(44,285)	(11,127)

Cash flows from financing activities:
Net proceeds from exercise of options and warrants	82,288	-
Net cash provided by financing activities	82,288	-

Net decrease in cash and cash equivalents	(768,199)	(574,927)

Cash and cash equivalents at beginning of year	5,866,123	8,390,233
Cash and cash equivalents at end of year	$5,097,924	$7,815,306

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED
Notes to Consolidated Financial Statements
March 31, 2014
(Unaudited)

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K relating to Research Frontiers Incorporated (the “Company”) for the fiscal year ended December 31, 2013.

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

Fee Income

Fee income represents amounts earned by the Company under various license and other agreements relating to technology developed by the Company. During the first three months of 2014, two licensees accounted for 10% or more of fee income of the Company; these licensees accounted for approximately 47% and 11% respectively of fee income recognized during this period. During the first three months of 2013, three licensees accounted for 10% or more of fee income of the Company; these licensees accounted for approximately 36%, 25% and 10% respectively of fee income recognized during such period.

Stock-Based Compensation

GAAP requires that all stock-based compensation be recognized as an expense in the financial statements and that such costs be measured at the fair value of the award.

The Company has granted options/warrants to consultants. These awards generally vest ratably over 12 to 60 months from the date of grant and the Company charges to operations quarterly the current market value of the options using the Black-Scholes method. During the three months ended March 31, 2014 and 2013 a benefit of ($79,310) and ($1,193), respectively, and was recorded to operations reflecting the fair value of the options using the Black-Scholes method with the following weighted average assumptions:

	2014	2013
Risk free interest rate	0.4%	0.3%
Option Life	1.4 years	2.0 years
Volatility	46%	54%

The Company granted 80,200 fully vested options to employees during the three months ended March 31, 2013 and recorded share-based compensation of $173,120. The Company valued these grants using the Black-Scholes option pricing model with the following assumptions:

Risk free interest rate	0.8%
Option Life	5 years
Volatility	71%

The Company did not grant any stock options to employees and directors during the three months ended March 31, 2014.

In connection with the restricted stock grants to employees and directors, the Company charged $131,644 and $541,704 to operations during the three months ended March 31, 2014 and 2013 respectively. As of March 31, 2014, remaining unamortized compensation costs in connection with these restricted stock grants was $626,819 which will be recognized over the next 21 month period.

Income Taxes

Since inception, the Company has incurred losses from operations and as a result has not recorded income tax expense. Benefits related to net operating loss carryforwards and deferred items have been fully reserved since it was not more likely than not that the Company would achieve profitable operations.

Equity

The Company did not sell any equity securities during the three months ended March 31, 2014 and 2013. The Company received proceeds of $82,288 during the three months ended March 31, 2014 in connection with stock issued by the exercise of options granted to an employee.

Treasury Stock

The Company did not repurchase any of its stock during the three months ended March 31, 2014 and 2013.

Investments

The Company classifies investments in marketable securities as trading, available-for-sale or held-to-maturity at the time of purchase and periodically re-evaluates such classifications. Trading securities are carried at fair value, with unrealized holding gains and losses included in earnings. Held-to-maturity securities are recorded at cost and are adjusted for the amortization or accretion of premiums or discounts over the life of the related security. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss) until realized. In determining realized gains and losses, the cost of securities sold is based on the specific identification method. Interest and dividends on the investments are accrued at the balance sheet date. At March 31, 2014 and December 31, 2013 all investments were classified as held to maturity and consisted of the following:

		March 31, 2014	December 31, 2013
Certificates of Deposit	Maturity	Value of Held to Muturity Investment	Value of Held to Muturity Investment
Investment	Date	(based on cost)	(based on cost)
$2,007,997	April 18, 2014	$2,007,997	$2,007,997
2,011,967	October 17, 2014	2,011,967	2,011,967
502,820	June 29, 2014	502,820	502,821
301,692	April 6, 2014	301,692	301,692
253,492	December 29, 2014	253,494	252,453
		$5,077,970	$5,076,930

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

Financial assets accounted for at fair value on a recurring basis at March 31, 2014 include cash, cash equivalents and short term investments of approximately $10.2 million. These assets are carried at fair value based on quoted market prices for identical securities (Level 1 inputs).

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Critical Accounting Policies

The following accounting policies are important to understanding our financial condition and results of operations and should be read as an integral part of the discussion and analysis of the results of our operations and financial position. For additional accounting policies, see note 2 to our consolidated financial statements, “Summary of Significant Accounting Policies” in our Form 10-K report for the period ending December 31, 2013.

The Company has entered into a number of license agreements covering products using the Company’s SPD technology. The Company receives fees and minimum annual royalties under certain license agreements and records fee income on a ratable basis each quarter. In instances when sales of licensed products by its licensees exceed minimum annual royalties, the Company recognizes fee income as the amounts have been earned. Certain of the fees are accrued by, or paid to, the Company in advance of the period in which they are earned resulting in deferred revenue.

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

On occasion, the Company may issue consultants either options or warrants to purchase shares of common stock of the Company at specified share prices. These options or warrants may vest based upon specific services being performed or performance criteria being met. In accounting for equity instruments that are issued to other than employees for acquiring, or in conjunction with selling, goods or services, the Company would be required to record consulting expenses based upon the fair value of such options or warrants on the earlier of the service period or the period that such options or warrants vest as determined using a Black-Scholes option pricing model.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. An example of a critical estimate is the full valuation allowance for deferred taxes that was recorded based on the uncertainty that such tax benefits would be realized in future periods.

Results of Operations

Three months ended March 31, 2014 Compared to the Three months ended March 31, 2013

The majority of the Company’s fee income comes from the activities of several licensees participating in the automotive market. The Company currently believes that the automotive market will be the largest source of its royalty income over the next several years. The Company’s royalty income from this market may be influenced by numerous factors including various trends affecting demand in the automotive industry and the rate of introduction of new technology in OEM product lines. In addition to these macro factors, the Company’s royalty income from the automotive market could also be influenced by specific factors such as whether the Company’s SPD SmartGlass technology appears as standard equipment or as an option of a particular vehicle, the number of additional vehicle models that SPD-SmartGlass appears on, the size of each window on a vehicle and the number of windows on a vehicle that use SPD-SmartGlass, fluctuations in the total number of vehicles produced by a manufacturer, and in the percentage of cars within model like produced with SPD-SmartGlass, and changes in pricing or exchange rates.

The Company’s fee income from licensing activities for the three months ended March 31, 2014 decreased to $308,347 from $707,231 for the three months ended March 31, 2013. Most of the decrease in fee income during this period was a result of non-recurring revenue recorded in the first quarter of 2013 such as a one-time payment by a licensee in the first quarter of 2013 that did not recur in the first quarter of 2014, increased upfront fees in the first quarter of 2013 from two new license agreements entered into during such quarter (compared to no new license agreements entered into during the first quarter of 2014), and a reduction in automotive fee income resulting from a pre-scheduled shut down for maintenance and other modifications of the factory lines producing the Mercedes-Benz SLK and SL roadsters which reduced the total number of SLK and SL vehicles produced during the early part of the first quarter of 2014. Certain license fees, which are paid to the Company in advance of the accounting period in which they are earned resulting in the recognition of deferred revenue for the current accounting period, which will be recognized as fee income in future periods. Also, licensees may offset some or all of their royalty payments on sales of licensed products for a given period by applying these advance payments towards such earned royalty payments. Because the Company’s license agreements typically provide for the payment of royalties by a licensee on product sales within 45 days after the end of the quarter in which a sale of a licensed product occurs (with some of the Company’s more recent license agreements providing for payments on a monthly basis), and because of the time period which typically will elapse between a customer order and the sale of the licensed product and installation in a home, office building, automobile, aircraft, boat or any other product, there could be a delay between when economic activity between a licensee and its customer occurs and when the Company gets paid its royalty resulting from such activity.

Operating expenses decreased by $651,593 for the three months ended March 31, 2014 to $1,016,238 from $1,667,831 for the three months ended March 31, 2013. This decrease was principally the result of lower non-cash compensation charges related to common stock, option and warrant grants to consultants, directors and employees ($501,000) primarily due to timing of the Company’s annual grant, as well as lower cash directors fees and expenses ($82,000) and lower marketing and investor relations costs ($63,000).

Research and development expenditures decreased by $186,623 to $449,813 for the three months ended March 31, 2014 from $636,436 for the three months ended March 31, 2013. This decrease was principally the result of lower non-cash compensation charges related to common stock and options granted to employees ($153,000) primarily due to timing of the Company’s annual grant, as well as lower materials costs ($35,000).

The Company’s net investment income for the three months ended March 31, 2014 was $8,641 compared to than $7,852 earned for the three months ended March 31, 2013.

No income tax expense or benefit was recorded for the three months ended March 31, 2014 or 2013 due to the Company’s history of incurring net operating losses.

As a consequence of the factors discussed above, the Company’s net loss was $1,149,063 ($0.05 per common share) for the three months ended March 31, 2014 as compared to $1,589,184 ($0.07 per common share) for the three months ended March 31, 2013.

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

During the three months ended March 31, 2014, the Company’s cash and cash equivalents balance decreased by $768,199. The decline was mainly due to cash used for operations of $806,202 and the purchase of fixed assets of $43,245 partially offset by cash of $82,288 received from the exercise of employee stock options. As of March 31, 2014 the Company had working capital (total current assets less total current liabilities) of $10,720,394 and total shareholder's equity of $10,855,496.

The Company expects to use its cash to fund its research and development of SPD light valves, its expanded marketing initiatives, and for other working capital purposes. The Company’s working capital and capital requirements depend upon numerous factors, including the results of research and development activities, competitive and technological developments, the timing and cost of patent filings, the development of new licensees and changes in the Company’s relationships with its existing licensees. The degree of dependence of the Company’s working capital requirements on each of the foregoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements; the addition of new licensees may provide additional working capital or working capital requirements, and changes in relationships with existing licensees would have a favorable or negative impact depending upon the nature of such changes. Based upon existing levels of cash expenditures, existing cash reserves and budgeted revenues, the Company believes that it would not require additional funding for the foreseeable future. There can be no assurances that expenditures will not exceed the anticipated amounts or that additional financing, if required, will be available when needed or, if available, that its terms will be favorable or acceptable to the Company. Eventual success of the Company and generation of positive cash flow will be dependent upon the extent of commercialization of products using the Company’s technology by the Company’s licensees and payments of continuing royalties on account thereof. To date the Company has not generated sufficient revenue from licensees to fund its operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information required by Item 3 has been disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. There has been no material change in the disclosure regarding market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We designed our disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2014, and, based on their evaluation, have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 6. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Joseph M. Harary - Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Seth L. Van Voorhees - Filed herewith.
32.1	Section 1350 Certification of Joseph M. Harary - Filed herewith.
32.2	Section 1350 Certification of Seth L. Van Voorhees - Filed herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

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

Date: May 5, 2014