Form 10-Q
period 2014-06-30
RESEARCH FRONTIERS INC
filed 2014-08-04
CIK 793524

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2014	Commission File No.	1-9399

RESEARCH FRONTIERS INCORPORATED
(Exact name of registrant as specified in charter)

Delaware	11-2103466
(State of incorporation or organization)	(IRS Employer
Identification No.)

240 Crossways Park Drive, Woodbury, N.Y.	11797
(Address of principal executive offices)	(Zip Code)

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
Yes [    ]      No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 4, 2014, there were outstanding 23,924,465 shares of Common Stock, par value $0.0001 per share.

RESEARCH FRONTIERS INCORPORATED
Consolidated Balance Sheets

	June 30	December 31
	2014	2013
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$7,493,372	$5,866,123
Short-term investments	5,079,475	5,076,930
Royalty receivables, net of reserves of $173,921 in
2014 and 2013	1,042,177	867,162
Prepaid expenses and other current assets	52,642	135,080
Total current assets	13,667,666	11,945,295

Fixed assets, net	96,667	64,365
Deposits and other assets	33,567	22,605
Total assets	$13,797,900	$12,032,265

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$110,808	$56,603
Accrued expenses and other	194,393	80,725
Deferred revenue	22,500	25,000
Total current liabilities	327,701	162,328

Shareholders’ equity:
Common stock, par value $0.0001 per share;
authorized 100,000,000 shares, issued and outstanding
23,924,465 and 23,109,665 shares for 2014 and 2013	2,392	2,311
Additional paid-in capital	108,950,955	105,184,600
Accumulated deficit	(95,483,148)	(93,316,974)
Total shareholders’ equity	13,470,199	11,869,937

Total liabilities and shareholders’ equity	$13,797,900	$12,032,265

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Consolidated Statements of Operations

(Unaudited)

	Six month ended		Three month ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Fee income	$703,967	$1,229,075	$395,619	$521,844

Operating expenses	2,087,937	2,586,023	1,071,698	918,192
Research and development	799,440	1,030,724	349,627	394,288
Total Expenses	2,887,377	3,616,747	1,421,325	1,312,480

Operating loss	(2,183,410)	(2,387,672)	(1,025,706)	(790,636)

Net investment income	17,236	19,008	8,595	11,156
Net loss	$(2,166,174)	$(2,368,664)	$(1,017,111)	$(779,480)

Basic and diluted net loss
per common share	$(0.09)	$(0.10)	$(0.04)	$(0.03)

Weighted average number of
common shares outstanding	23,337,166	22,916,095	23,554,685	22,916,095

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Consolidated Statements of Cash Flows

(Unaudited)

	Six month ended
	June 30, 2014	June 30, 2013
Cash flows from operating activities:
Net loss	$(2,166,174)	$(2,368,664)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	12,218	21,867
Stock-based compensation	183,398	922,918
Change in assets and liabilities:
Royalty receivables	(175,015)	(150,851)
Prepaid expenses and other current assets	71,476	132,302
Deferred revenue	(2,500)	102,500
Accounts payable and accrued expenses	167,873	22,447
Net cash used in operating activities	(1,908,724)	(1,317,481)

Cash flows from investing activities:
Purchases of fixed assets	(44,520)	(35,743)
Change in short term investments	(2,545)	(6,535)
Net cash used in investing activities	(47,065)	(42,278)

Cash flows from financing activities:
Net proceeds from sale of common stock	3,278,250	-
Net proceeds from exercise of options and warrants	304,788	-
Net cash provided by financing activities	3,583,038	-

Net increase (decrease) in cash and cash equivalents	1,627,249	(1,359,759)

Cash and cash equivalents at beginning of year	5,866,123	8,390,233
Cash and cash equivalents at end of period	$7,493,372	$7,030,474

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED
Notes to Consolidated Financial Statements
June 30, 2014
(Unaudited)

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K relating to Research Frontiers Incorporated (the “Company”) for the fiscal year ended December 31, 2013.

Business

Research Frontiers Incorporated (“Research Frontiers” or the “Company”) operates in a single business segment which is engaged in the development and marketing of technology and devices to control the flow of light. Such devices, often referred to as “light valves” or suspended particle devices (SPDs), use colloidal particles that are either incorporated within a liquid suspension or a film, which is usually enclosed between two sheets of glass or plastic having transparent, electrically conductive coatings on the facing surfaces thereof. At least one of the two sheets is transparent. SPD technology, made possible by a flexible light-control film invented by Research Frontiers, allows the user to instantly and precisely control the shading of glass/plastic manually or automatically. SPD technology has numerous product applications, including: SPD-Smart™ windows, sunshades, skylights and interior partitions for homes and buildings; automotive windows; sunroofs, sun-visors, sunshades, rear-view mirrors, instrument panels and navigation systems; aircraft windows; eyewear products; frames, cases and partitions protecting light-sensitive artwork, documents and artifacts; and flat panel displays for electronic products. SPD-Smart light control film is now being developed for, or used in, architectural, automotive, marine, aerospace and appliance applications.

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

Fee Income

Fee income represents amounts earned by the Company under various license and other agreements relating to technology developed by the Company. During the first six months of 2014, two licensees accounted for 10% or more of fee income of the Company; these licensees accounted for approximately 41% and 10%, respectively of fee income recognized during this period. During the first six months of 2013, two licensees accounted for 10% or more of fee income of the Company; these licensees accounted for approximately 41% and 16%, respectively of fee income recognized during such period.

Stock-Based Compensation

GAAP requires that all stock-based compensation be recognized as an expense in the financial statements and that such costs be measured at the fair value of the award.

The Company has granted options/warrants to consultants. These awards generally vest ratably over 12 to 60 months from the date of grant and the Company charges to operations quarterly the current market value of the options using the Black-Scholes method. During the six months ended June 30, 2014 and 2013, a (benefit)/charge of ($79,889) and $17,510, respectively, and during the three months ended June 30, 2014 and 2013, ($580) and $18,703, respectively was recorded to operations reflecting the fair value of the options using the Black-Scholes method with the following weighted average assumptions:

	2014	2013
Risk free interest rate	1.2%	0.3%
Option Life	3.9 years	5.0 years
Volatility	52%	51%

The Company granted 80,200 fully vested options during the six months ended June 30, 2013 to employees and directors and recorded share-based compensation of $173,120. The Company valued these grants using the Black-Scholes option pricing model with the following assumptions:

Risk free interest rate	0.8%
Option Life	5 years
Volatility	71%

The Company did not grant any stock options to employees and directors during the six months ended June 30, 2014.

In connection with the restricted stock grants to employees and directors, the Company charged $131,644 and $190,584 to operations during the three months ended June 30, 2014 and 2013, respectively and $263,287 and $732,288 was charged to operations during the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, remaining unamortized compensation costs in connection with these restricted stock grants was $495,000 which will be recognized over the next 18 month period.

Income Taxes

Since inception, the Company has incurred losses from operations and as a result has not recorded income tax expense. Benefits related to net operating loss carryforwards and deferred items have been fully reserved since it was not more likely than not that the Company would achieve profitable operations.

Equity

In May 2014, under an existing shelf registration statement, the Company sold 750,000 shares of common stock to a current institutional shareholder, Kevin Douglas and his related parties. Net proceeds from the offering were $3,278,250 which the Company intends to use for working capital and general corporate purposes. The Company did not sell any additional equity securities during the six months ended June 30, 2014 and did not sell any equity securities during the six months ended June 30, 2013.

The Company received proceeds of $304,788 during the six months ended June 30, 2014 in connection with stock issued by the exercise of options and warrants. No options or warrants were exercised during the first six months of 2013.

Treasury Stock

The Company did not repurchase any of its stock during the six months ended June 30, 2014 and 2013.

Investments

The Company classifies investments in marketable securities as trading, available-for-sale or held-to-maturity at the time of purchase and periodically re-evaluates such classifications. Trading securities are carried at fair value, with unrealized holding gains and losses included in earnings. Held-to-maturity securities are recorded at cost and are adjusted for the amortization or accretion of premiums or discounts over the life of the related security. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss) until realized. In determining realized gains and losses, the cost of securities sold is based on the specific identification method. Interest and dividends on the investments are accrued at the balance sheet date. At June 30, 2014 and December 31, 2013 all investments were classified as held to maturity and consisted of the following:

		June 30, 2014	December 31, 2013
Certificates of Deposit	Maturity	Value of Held to Maturity Investment	Value of Held to Maturity Investment
Investment	Date	(based on cost)	(based on cost)
$2,007,997	October 16, 2014	$2,007,997	$2,007,997
2,011,967	October 16, 2014	2,011,967	2,011,967
503,761	December 29, 2014	503,761	502,821
302,256	October 6, 2014	302,256	301,692
253,494	December 29, 2014	253,494	252,453
		$5,079,475	$5,076,930

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

Financial assets accounted for at fair value on a recurring basis at June 30, 2014 include cash, cash equivalents and short term investments of approximately $12.6 million. These assets are carried at fair value based on quoted market prices for identical securities (Level 1 inputs).

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

Results of Operations

Six months ended June 30, 2014 Compared to the Six months ended June 30, 2013

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

The Company’s fee income from licensing activities for the six months ended June 30, 2014 decreased to $703,967 from $1,229,075 for the six months ended June 30, 2013. Most of the decrease in fee income during this period was a result of (1) non-recurring revenue recorded in the first quarter of 2013 such as one-time payments by several licensees that did not recur in 2014, and (2) a reduction in automotive fee income resulting from (A) a pre-scheduled shut down for maintenance and other modifications of the factory lines producing the Mercedes-Benz SLK and SL roadsters, (B) lower productions levels of these roadsters which are typical for cars several years after their redesign, and (C) cost reductions in the price of SPD-SmartGlass due to production efficiencies and higher production volumes. These productions efficiencies are expected to continue and accelerate with the introduction of the higher vehicle production volumes for the Mercedes-Benz S Class models going forward, and the Company expects that lower pricing per square foot of the Company’s technology could expand the market opportunities, adoption rates, and revenues for its technology in automotive and non-automotive applications.

Production of the new Mercedes-Benz S-Class Coupe, which offers the Magic Sky Control panoramic roof option using the Company's SPD-SmartGlass technology, began in June 2014. Beginning in the third quarter of 2014, the Company expects to receive royalty revenues from the S-Class in excess of minimum annual royalty levels, which therefore will be accretive to the Company's royalty revenue. Royalty revenue levels attributable to sales of the S-Class are expected to accelerate after the third quarter of 2014 from the introduction of the S-Class Coupe which will be available in dealer showrooms early in the fourth quarter of 2014, and the introduction of the several higher unit volume S-Class Sedan variants with the Magic Sky Control panoramic roof option, which are expected to be available in dealer showrooms beginning in the first quarter of 2015.

Operating expenses decreased by $498,086 for the six months ended June 30, 2014 to $2,087,937 from $2,586,023 for the six months ended June 30, 2013. This decrease was principally the result of lower non-cash compensation charges related to common stock, option and warrant grants to consultants, directors and employees ($560,000) primarily due to timing of the Company’s annual grant, as well as lower cash directors fees and expenses ($73,000) partially offset by higher patent ($76,000), payroll ($37,000) and stock listing/registration costs ($37,000).

Research and development expenditures decreased by $231,284 to $799,440 for the six months ended June 30, 2014 from $1,030,724 for the six months ended June 30, 2013. This decrease was principally the result of lower non-cash compensation charges related to common stock and options granted to employees ($179,000) primarily due to timing of the Company’s annual grant, as well as lower materials costs ($60,000).

The Company’s net investment income for the six months ended June 30, 2014 was $17,236 compared to $19,008 earned for the six months ended June 30, 2013.

As a consequence of the factors discussed above, the Company’s net loss was $2,166,174 ($0.09 per common share) for the six months ended June 30, 2014 as compared to $2,368,664 ($0.10 per common share) for the six months ended June 30, 2013.

Three months ended June 30, 2014 Compared to the Three months ended June 30, 2013

The Company’s fee income from licensing activities for the three months ended June 30, 2014 decreased to $395,619 from $521,844 for the three months ended June 30, 2013. Most of the decrease in fee income during this period was a result of a reduction in automotive fee income resulting from lower productions levels of the Mercedes-Benz SLK and SL roadsters which are typical for cars several years after their redesign, and cost reductions in the price of SPD-SmartGlass due to production efficiencies and higher production volumes. These productions efficiencies are expected to continue and accelerate with the introduction of the higher vehicle production volumes for the Mercedes-Benz S Class models going forward, and the Company expects that lower pricing per square foot of the Company’s technology could expand the market opportunities, adoption rates, and revenues for its technology in automotive and non-automotive applications.

Production of the new Mercedes-Benz S-Class Coupe, which offers the Magic Sky Control panoramic roof option using the Company's SPD-SmartGlass technology, began in June 2014. Beginning in the third quarter of 2014, the Company expects to receive royalty revenues from the S-Class in excess of minimum annual royalty levels, which therefore will be accretive to the Company's royalty revenue. Royalty revenue levels attributable to sales of the S-Class are expected to accelerate after the third quarter of 2014 from the introduction of the S-Class Coupe which will be available in dealer showrooms early in the fourth quarter of 2014, and the introduction of the several higher unit volume S-Class Sedan variants with the Magic Sky Control panoramic roof option, which are expected to be available in dealer showrooms beginning in the first quarter of 2015.

Operating expenses increased by $153,506 for the three months ended June 30, 2014 to $1,071,698 from $918,192 for the three months ended June 30, 2013. This increase was principally the result of higher patent ($78,000), payroll ($70,000) and investor relations and stock listing costs ($63,000) partially offset by lower non-cash compensation charges related to common stock, option and warrant grants to consultants, directors and employees ($59,000) primarily due to timing of the Company’s annual grant.

Research and development expenditures decreased by $44,661 to $349,627 for the three months ended June 30, 2014 from $394,288 for the three months ended June 30, 2013. This decrease was principally the result of lower non-cash compensation charges related to common stock and options granted to employees ($20,000) primarily due to timing of the Company’s annual grant, as well as lower materials costs ($25,000).

The Company’s net investment income for the three months ended June 30, 2014 was $8,595 compared to $11,156 earned for the three months ended June 30, 2013.

As a consequence of the factors discussed above, the Company’s net loss was $1,017,111 ($0.04 per common share) for the three months ended June 30, 2014 as compared to $779,480 ($0.03 per common share) for the three months ended June 30, 2013.

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

During the six months ended June 30, 2014, the Company’s cash and cash equivalents balance increased by $1,627,249. The increase was mainly due to cash proceeds from the sale of common stock and the exercise of options and warrants of $3,583,038 partially offset by cash used for operations of $1,908,724 and the purchase of fixed assets of $44,520. As of June 30, 2014 the Company had working capital (total current assets less total current liabilities) of $13,339,965 and total shareholder’s equity of $13,470,199.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We designed our disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2014, and, based on their evaluation, have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the six months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 4, 2014