Form 10-K
period 2014-12-31
RESEARCH FRONTIERS INC
filed 2015-03-11
CIK 793524

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of
THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014	Commission File Number 1-9399

RESEARCH FRONTIERS INCORPORATED
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	11-2103466 (I.R.S. Employer Identification No.)

240 CROSSWAYS PARK DRIVE WOODBURY, NEW YORK (Address of principal executive offices)	11797-2033 (Zip Code)

Registrant’s telephone number, including area code (516) 364-1902

Securities registered pursuant to Section 12(b) of the Act: Title of Class Common Stock, $0.0001 Par Value	Name of Exchange on Which Registered The NASDAQ Stock Market

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

[   ] Large accelerated filer        [X] Accelerated filer        [   ] Non-accelerated filer        [   ] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter), computed based on the closing sale price of $6.06 was $105,661,887. In making this computation, all direct and indirect shares known to be owned by directors and executive officers of the Company and all direct and indirect shares known to be owned by other persons holding in excess of 5% of the Company’s common stock have been deemed held by “affiliates” of the Company, and awards of restricted stock subject to vesting are assumed to have been fully issued and outstanding. Nothing herein shall prejudice the right of the Company or any such person to deny that any such director, executive officer, or stockholder is an “affiliate.”

On March 10, 2015 the registrant had 23,974,646 shares of Common Stock outstanding.

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

General:

As used herein, “we,” “us,” “our,” the “Company” or “Research Frontiers” means Research Frontiers Incorporated unless otherwise indicated. We develop and license our patented suspended particle device (“SPD-Smart”) light-control technology to other companies that manufacture and/or market the: (i) SPD-Smart chemical emulsion, (ii) light-control film made from the chemical emulsion, (iii) the light-control panels made by laminating the film, (iv) electronics to power end-products incorporating the film, or (v) lamination services for, and the end-products themselves such as “smart” windows, skylights and sunroofs. Research Frontiers currently has over 40 companies that, in the aggregate, are licensed to primarily serve four major SPD-Smart application areas (aerospace, architectural, automotive and marine products) in every country of the world. In addition, in 2013 we launched our VariGuard business unit that markets and sells SPD-Smart products directly to customers for specialty uses such as the protection of artwork and light-sensitive documents in museums and private collections.

Research Frontiers was incorporated in New York in 1965 to continue early work that Dr. Edwin Land, founder of Polaroid Corporation, and others had done in the area of light-control beginning in the 1930s. Research Frontiers was reincorporated in Delaware in 1989. Since 1965, Research Frontiers has actively worked to develop and license its own SPD technology, which it protects using patents, trade secrets and know-how. Although patent and trade secret protection is not a guarantee of commercial success, Research Frontiers currently has approximately 180 patents that have issued worldwide. In addition, the Company has current patent applications in the US and other countries that if granted, would add a significant number of additional patents to its portfolio. The Company has and continues to devote significant resources to develop, license and protect its intellectual property position.

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

Research Frontiers believes that the SPD industry is in the initial phase of growth. SPD light-control technology may have commercial applicability in many products where variable light-control is desired. Some existing product applications for SPD-Smart glass or plastic include the following:

●	Automotive:
sunroofs, sunvisors, side windows and rear windows;
●	Aerospace and marine:
windows, doors, partitions, sunvisors, and skylights.
●	Architectural:
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

Beginning in late 2011, higher volume sales of SPD products commenced with the launch by Daimler AG of the Magic Sky Control™ all glass roof option on their Mercedes-Benz SLK. In early 2012, sales of the Magic Sky Control™ all glass roof option commenced on their Mercedes-Benz SL. In mid-2014, sales of the Magic Sky Control™ all glass roof option commenced on the new S-Class Coupe with other Mercedes-Benz S-Class variants expected to begin offering the Magic Sky Control™ all glass roof option in 2015.

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

Employees:

On March 10, 2015 the Company had thirteen full-time employees, five of whom are technical personnel, and the rest of whom perform legal, finance, marketing, investor relations, and administrative functions. Of these employees, three have obtained doctorates in chemistry, one has a master’s degree in chemistry, one has extensive industrial experience in electronics and electrical engineering, and one has majored in physics. Three employees also have additional postgraduate degrees in business administration. Also the Company’s suppliers and licensees have people on their teams with advanced degrees in a number of areas relevant to the commercial development of products using the Company’s technology. The success of the Company is dependent upon, among other things, the services of its senior management, the loss of which could have a material adverse effect upon the prospects of the Company.

Smart Glass Industry Trends:

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

In June 2014, Markets and Markets issued a global smart window study. This report indicates that the Smart Glass market was worth $1,581.4 million in 2013, and is expected to reach $5,814 million by 2020, at an estimated Compound Annual Growth Rate (CAGR) of 20% from 2014 to 2020.

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

Aircraft Market:

In the aircraft industry there is a trend towards larger windows with more passenger control and functionality. In the “transport category” (primarily large commercial passenger aircraft) segment, the world's two largest aircraft manufacturers are both promoting the size of the windows in new aircraft platforms already being delivered (e.g. Boeing 787 and Airbus A350). In the “general aviation” category (primarily business jets, private or chartered smaller aircraft) this trend is true as well. For example Gulfstream is promoting the size of the windows on their G650 platform, and Bombardier highlights the size of the cabin window on the upcoming Global 7000 and 8000 platforms. Several OEMs either already offer, or have announced their interest to include, electronically dimmable windows in their aircraft – including Boeing, Airbus, Bombardier, Embraer, Beechcraft, HondaJet, Eurocopter, Dassault, Nextant and Epic.

Electronically dimmable windows for aircraft may use SPD technology, or may use other smart window technologies such as liquid crystal or electrochromic technology. A window system using electrochromic technology was introduced in the Boeing 787. There have been concerns raised that this aircraft's electronically dimmable windows are not dark enough for long haul flights, transmit too much heat into the cabin, and have a switching speed that is too slow.

The Company believes its SPD technology offers important performance advantages over other technologies including faster, more uniform response time, greater light-blockage, superior heat-rejection when the aircraft is parked on the ramp, superior acoustic insulation, an automated dimming system to continuously maintain a constant level of light in the cabin in real-time, and weight-savings. To date, SPD technology is also the only commercially available light-control smart window technology known to have passed the stringent safety and durability tests required by the aviation industry and to have received a Supplemental Type Certificate (STC) from the Federal Aviation Administration. Today SPD-Smart electronically dimmable windows are flying in 33 models of various aircraft including those used in commercial aviation, general aviation and military aviation. SPD-Smart products have also been selected by aircraft manufacturers as standard equipment on upcoming new production platforms including Honda Aircraft’s HondaJet, and Dassult Aviation’s Falcon 5X. Leading companies manufacturing electromechanical pleated window shades have products that incorporate SPD-Smart windows into their designs, and Tier 1 suppliers of other cabin systems (e.g. cabin management systems) are featuring SPD-Smart electronically dimmable windows in mockups.

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

Historical Background and Recent Developments:

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

In 2010, Hitachi Chemical expanded its SPD film product portfolio by initiating commercial production of a “lighter” version of its film. Both the SPD “dark” and “light” versions of the films provide a high range of visible light transmission. The SPD “dark” film has a range of approximately 0.5% to 55.0%, and SPD “light” film has a range of approximately 2% to 65%. This leads to contrast ratios (the ratio of clear to dark light transmission) of up to 110:1. The commercialization of both “dark” and “light” versions of SPD-film provides greater design and performance options for end-product applications.

In December 2014, Research Frontiers was granted a patent relating to the production of SPD-films with even higher light and dark transmission states than currently are available commercially.

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

Automotive OEMs:

In 2011, Daimler AG began using SPD-SmartGlass technology in its Magic Sky Control™ panoramic glass roof as an option on its new Mercedes-Benz 2012 SLK. In 2012, Daimler AG began offering its Magic Sky Control™ panoramic glass roof as an option on its new Mercedes-Benz 2013 SL. These SPD products allow drivers and passengers to change the tint of the car roof from dark to clear quickly with a touch of a button. The SLK and SL are the first large-scale series production vehicles to offer SPD-SmartGlass. The Research Frontiers licensees involved with the production of the Magic Sky Control™ roof for the SLK and SL include Hitachi Chemical, which manufactures the SPD-Smart light-control film in Japan. Automotive glass companies Nippon Sheet Glass in Japan and its subsidiary, Pilkington, in the UK and Germany then process and laminates Hitachi’s SPD film into the glass for the Magic Sky Control™ roof.

In late-2014, Daimler AG began offering its Magic Sky Control™ as an option on the new Mercedes-Benz S-Class Coupe with other S-Class variants (i.e. Standard Wheel base W222, Long Wheel Base V222, Maybach S600 X222 and the Maybach Pullman Limousine) expected to offer Magic Sky Control™ as an option in 2015. The all-new Mercedes-Benz S-Class is the third large-scale serial production vehicle to offer Magic Sky Control™ using SPD-Smart technology. The Research Frontiers licensees involved with the production of the Magic Sky Control™ roof for the S-Class include Hitachi Chemical, which manufactures the SPD-Smart light-control film and Asahi Glass Corporation which then process and laminates Hitachi’s SPD film into the glass for the Magic Sky Control™ roof.

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

A key factor in the broad adoption of SPD technology in various automotive windows is its cost. Typically the cost for new technology products decrease substantially as production volumes increase. Royalty for the S-Class vehicles are expected to be approximately $150-250/car. In contrast, the royalty for the SLK and SL vehicles have been $100-150/car. The roof on the S-Class is approximately 3 times the area of the SLK and SL vehicles. As a consequence, the cost per square foot of the S-Class vehicles is expected to be 48% less per square foot than the Magic Sky Control™ all glass roof option for the SLK or SL.

Research Frontiers believes that the addition of the S-Class car model is also significant since it applies our SPD-Smart light-control technology to the broader class of vehicles by moving beyond roadsters to coupes and passenger sedans. Historically, since its debut over 40 years ago, the S-Class represents the premier platform to introduce new technologies to the customer, which in many cases expand to the other less expensive model lines within the Mercedes-Benz brand.

Other automakers continue to develop and evaluate the use of SPD technology in their windows systems. Such window systems include sunroofs, side-windows, rear-windows and front-window visors.

Some automakers have incorporated SPD-SmartGlass in concept vehicles, with some of these concept vehicles being exhibited at major auto shows:

●	September 2012:

BMW debut at the Paris Motor Show its new BMW Concept Active Tourer. This vehicle’s entire composite glass roof uses patented SPD-SmartGlass technology.
●	March 2012:

Mercedes-Benz debuted at the Geneva International Motor Show its public evaluation of the Limited Edition Viano Pearl. This vehicle displays the capabilities and conceptual use of SPD-SmartGlass on the side glass of vehicles from Mercedes-Benz.

●	December 2011:

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

Recreational Vehicles//Motor Homes:

In September 2014, Global Caravan Technologies, Inc. unveiled the CR-1 Carbon which features the MagicView™ roof and MagicView™ windshield with SPD-SmartGlass. This special glass which totals 28 square feet, was jointly developed with Research Frontiers licensee Vision Systems. SPD nanotechnology on this vehicle allows infinitely variable control of privacy between blackout and clear, and can be controlled by any smart-phone or other smart-devices. In addition to controlling the level of light and glare coming into the RV, the MagicView™ SPD-SmartGlass on RVs offers many other advantages. This technology provides unsurpassed thermal insulation: SPD-SmartGlass substantially rejects solar heat from entering RVs through windows. The SPD-SmartGlass achieves its maximum dark state when the RV is parked/turned off and no power is consumed.

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

Rail Transport:

In September 2014, Poma (a leading supplier of cable transport systems) showcased at Innotrans 2014 its Cabine H2 cable car. The windows in this cable transport vehicle used Research Frontiers licensee Vision Systems' "Nuance" SPD solution. Innotrans 2014 is the largest international trade fair for rail transport technology with over 160,000 visitors and is held every two years in Berlin, Germany. At this fair Bombardier, featured their "FLEXITY 2" tram platform using an electronically dimmable window produced by Vision Systems. In addition, AGC, one of the largest producers of flat glass in the world, featured its "WONDERLITE" SPD-SmartGlass train window.

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

SPD-Smart Aircraft Products:

Two aircraft manufacturers have selected SPD-Smart dimmable window products as standard equipment in upcoming new production aircraft:

●	Honda Aircraft Company:

The new HondaJet, with first deliveries expected during the second half of 2015, will come with SPD-Smart electronically dimmable windows as standard equipment on all passenger windows.

●	Dassault Aviation: The new Falcon 5X, with first deliveries expected in 2017, will come with SPD-Smart electronically dimmable skylights as standard equipment.

Aircraft manufacturers have incorporated SPD-Smart electronically dimmable windows in mockups, with some of these mockups being exhibited at major aviation shows:

●	November 2011:

Bombardier Aerospace featured SPD-Smart aircraft windows in their CSeries aircraft cabin mock-up at the 2011 Dubai Airshow, equipping the business class windows in its mock-up with SPD-Smart aerospace windows.

●	October 2012:
Honda Aircraft Company featured HondaJet SPD-Smart cabin windows at the 2012 National Business Aviation Association (NBAA) Annual Meeting & Convention. The HondaJet’s passenger windows will use SPD technology as standard equipment. SPD-Smart Nuance windows for the HondaJet went into production at Vision Systems new Melbourne, Florida factory and the HondaJet is currently expected to get FAA certification in the first half of 2015 and be delivered to customers shortly after that.

●	May 2013: Eurocopter featured SPD-Smart windows, and SPD-Smart cabin partitions, in the mock-up of their EC175 helicopter. The mock-up was unveiled at EBACE 2013 in Geneva, Switzerland.
●

October 2013:

Dassault announced their Falcon 5X at the 2013 NBAA show in Las Vegas. In an aviation industry first, an SPD-Smart skylight was featured on the mock-up. The Falcon 5X will use SPD technology as standard equipment, and use of a skylight on an aircraft is an industry first

●	October 2014: Epic Aircraft featured SPD-Smart windows in the mock-up of their E1000. The mock-up was unveiled at 2014 NBAA in Orlando, Florida.

Tier 1 suppliers of cabin systems have featured SPD-Smart electronically dimmable windows in mockups, with some of these mockups being exhibited at major aviation shows:

●	April 2014: BAE Systems featured SPD-Smart electronically dimmable windows in their cabin management system mock-up at the 2014 Hamburg Airshow. The windows can be controlled by the BAE system.
●	April 2014: Vaupell featured SPD-Smart an electronically dimmable window in their commercial airliner window assembly at the 2014 Hamburg Airshow.
●	February 2015: Vision Systems unveil its SPD-Smart Opti-Visor electronically dimmable sun visor for the aircraft market at the Helicopter Association International Heli-Expo in Orlando, Florida.

The latest generation of SPD-Smart electronically dimmable windows provides the aircraft industry's only complete solution to managing in real-time the environmental challenges that outside conditions inflict on the cabin interior and passengers including light, glare, heat and noise.

Level of darkness:

Solar radiation onboard aircraft is extreme, and requires a dimmable window that creates an environment dark enough for passengers to sleep, even during daylight hours. Research Frontiers licensees now offer SPD-Smart windows that can be set to block over 99.96% of incoming light, to meet the needs of OEMs and their customers.

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

Other performance benefits:

Additional challenges stated by OEMs and their customers that have been successfully met by SPD-Smart dimmable aircraft windows include:

●	Noise-blocking: the ability to reduce the amount of noise transmitted through windows
●	Curved shapes: the ability to offer curved windows to meet interior design needs
●	Weight-reduction: the ability to fabricate dimmable windows using lightweight plastics
●	FAA certification: the ability to demonstrate full compliance with all FAA requirements

Aircraft Window Licensee - InspecTech Aero Service Inc.

Research Frontiers' licensee InspecTech Aero Service Inc. markets its iShade and eShade brands of SPD-Smart windows to both the OEM new production segment and aftermarket segment of the aviation industry. Building on previously announced milestones including the selection by Hawker Beechcraft Corporation of InspecTech smart window shades for aftermarket installation on King Air aircraft, and receiving a Supplemental Type Certificate (STC) for all models of King Air aircraft by the FAA, InspecTech and its strategic partners are working with a growing number of aircraft manufacturers and their customers and are selling SPD-Smart dimmable windows for fixed wing aircraft and helicopters. InspecTech’s SPD-Smart products have been installed on 33 models of helicopters and commercial, corporate, and military aircraft.

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

In 2014, InspecTech marked the 13-year anniversary of the world’s first dimmable aircraft windows. SPD-Smart iShades installed in 2001 are still in service, validating the superior durability of iShades over any other shading system. InspecTech’s SPD-Smart product line has evolved as a result of working closely with aircraft OEMs, private jet owners, and the changing certification requirements of the FAA. Recent improvements include:

●	April 2011: InspecTech announced a new model of its SPD-Smart iShade window, branded iShade iQ. This model, in addition to the light, glare and heat control, also reduces noise levels in the cabin.
●	October 2012:

InspecTech announced improvements to its iShade iQ including a higher light transmission, greater contrast ratio, unprecedented optical clarity, superior acoustic and thermal insulation properties, and lighter weight.

●	October 2012:

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

InspecTech has strategic partners that manufacture traditional pleated shades, combining InspecTech’s SPD-Smart iShade dimmable window with a pleated shade. The integration of InspecTech’s iShade greatly enhances the flexibility and light-control capability now available to these partners’ customers. SPD-Smart products offer a combination of performance benefits in a single system – view preservation, variable shading, complete privacy, and a broader set of interior design options with the addition of a pleated shade. Aircraft owners and operators can maintain the soft fabrics and warm colors of traditional pleated or roller shades, and benefit from the SPD-Smart film technology used in InspecTech’s iShades. This integration highlights the creative potential and adaptability of SPD technology.

At the end of 2014, InspecTech’s sales of its iShade and eShade brands of SPD-Smart dimmable windows had extended to installation on 33 different aircraft models.

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

In October 2013, at the 2013 NBAA, Vision Systems unveiled Energia – the world’s first self-powered dimmable window for aircraft cabins. Energia adds the many practical, technical, and financial benefits of solar power to the instant switching speed, wide range of light transmission, and relief from light, glare and heat that SPD-Smart aircraft windows already provide. Energia operates without using the aircraft’s electrical system because it integrates a transparent photovoltaic layer that is capable of producing its own energy – from the sun, or from artificial light sources. Energia facilitates the installation of dimmable windows on new production and aftermarket aircraft. It is completely independent of the cabin’s wiring, and no modifications to the aircraft’s existing electrical system are required. Energia was developed in collaboration with Sunpartner Technologies, Vision Systems partner and the inventor and manufacturer of the transparent photovoltaic panel. In March 2014, Vision Systems announced that Energia had been selected as a finalist in the prestigious 2014 Crystal Cabin Award.

In May 2014, at the 2014 EBACE show in Geneva, Switzerland, Vision Systems unveiled a new SPD-Smart dimmable window product that offers passengers the ability to independently control the tint of different “zones” within the same window. At the same show, Vision Systems announced an improvement in the optical performance of its Nuance SPD-Smart dimmable windows – a product offering wider amplitude between clear and dark.

In December 2014, at the 2014 MEBA show in Dubai, U.A.E., Vision Systems unveiled a new generation of its Energia photovoltaic autonomous SPD-Smart dimmable window – the new product is capable of producing more energy than prior the generation.

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

In March 2015, it was announced that Research Frontiers’ patented SPD-SmartGlass technology has been selected as the exclusive smart glass for the USA Pavilion at this year’s World’s Fair, Expo Milano 2015, which is expected to attract 20-30 million people from May through October. The USA Pavilion will have 312 large panels of SPD-SmartGlass manufactured under license from Research Frontiers by Isoclima S.p.A. Each panel measures approximately 1 meter by 3 meters, making the total surface area in the roof more than 10,000 square feet. This is the largest known installation of smart glass in the world for a roof application.

SPD-Smart windows, skylights, doors and partitions offer various benefits in architectural applications. During 2009, independent tests were conducted by DSET Laboratories, a division of Atlas Material Testing Technology, in accordance with ASTM and ASHRAE testing and calculation protocols. These test results demonstrate that SPD-Smart windows have excellent solar heat rejection and control capabilities. In January 2011 a study published by the Department of Engineering at the University of Cambridge concluded that SPD-Smart light-control windows are exceptionally energy efficient, reducing solar heat gain by as much as 90%. The Cambridge study indicated that the real-world testing "confirms theoretical predictions that SPD glass holds great energy saving potential and is a technology that can really help to reduce energy wastage of glass facades." In addition to SPD-Smart technology, the Cambridge study discussed alternative dynamic glazing technologies that could be used in windows (e.g. electrochromics) and reported that SPD-Smart technology did not have the disadvantages that limited the potential of these alternative technologies. For example, the study cited that an electrochromic window that is 2.4 square meters can take up to 30 minutes to change from clear to dark.

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

Research Frontiers has added a number of new architectural licensees over the last several years. In 2014, Research Frontiers added Teknoglass Solutions LLP and Diamond Glass. Teknoglass Solutions LLP acquired a license from Research Frontiers Inc. to make and sell SPD-SmartGlass architectural smart window products in the United Kingdom and Republic of Ireland. Diamond Glass acquired a license from Research Frontiers Inc. to make and sell SPD-SmartGlass architectural smart window products throughout Europe. In November of 2013 Research Frontiers announced that it had a new licensee, MDV, who is targeting the architectural market in Brazil. In March of 2013 Research Frontiers announced that it had added two new licensees, Tint-It JSC and Advnanotech, both of whom are targeting the architectural market (in addition to the automotive aftermarket discussed previously) in Russia.

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

VariGuard Business Unit:

In May of 2013 Research Frontiers announced the formation of its VariGuard business unit. This business unit allows the Company to directly address market opportunities for SPD technology outside the scope of its current license agreements or the focus of its licensees. VariGuard is a developmental activity for the Company and its revenues are currently immaterial relative to the Company’s licensing activities.

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

In June 2014, VariGuard business unit announced that the Smithsonian’s National Postal Museum will use VariGuard’s panels based on SPD-SmartGlass technology at the “Behind the Badge” exhibition in Washington, DC. This exhibit showcases the work of one of the nation’s oldest federal law enforcement agencies and VariGuard panels are featured in display cases that showcase historic light-sensitive artifacts.

In November 2014, VariGuard was invited to present at a meeting of the Washington Conservation Guild which was entitled: “Outsmarting Light: SmartGlass Technology in Exhibitions”. At this meeting, results of the light conservation benefits of its light control panels at the National Postal Museum were reported. This study quantified the dramatic reduction (>86%) in light exposure that artifacts experienced in cases using VariGuard display panels versus traditional glass display panels.

In January 2015, VariGuard exhibited its display panels at a Washington Conservation Guild meeting focused on innovative new conservation technologies at the Smithsonian Institution’s S. Dillon Ripley Center in Washington, DC.

More information about VariGuard can be found on its independent website at www.VariGuard.com.

Marketing Activities and Licensee Support:

In addition to supporting the efforts of its licensees, the Company also recognizes the need to develop the SPD industry as a whole. As such, the Company continues to plan and execute complementary programs that build awareness and interest in smart glass generally and demand for SPD-Smart products specifically. In 2014, these programs include presentations at various general industry conferences, participation in panel presentations and discussions hosted by academia, development of trade association educational materials, and presentations to architects, designers, and other influential specifiers. During 2014 the Company gave: (i) keynote presentations at: (i) the Smart Glass at the sixth annual 2014 IDTechEx Energy Harvesting and Storage USA Conference in Santa Clara, California and (ii) the 2014 IDTechEx Energy Harvesting and Storage Europe Conference in Berlin, Germany. In addition, the Company presented the benefits and recent developments relating to patented SPD-SmartGlass at the glass industry’s largest trade show, Glasstec 2014 in Dusseldorf, Germany.

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

As part of this mission to develop the industry and to support our licensees’ acquiring SPD projects, Research Frontiers completed the construction of the SPD-SmartGlass Design Center. This Center is also configured as an interactive and energy-efficient “smart” executive office and conference room, and is located at the Company's corporate headquarters in Woodbury, New York. The SPD-SmartGlass Design Center features leading-edge SPD-Smart windows of different sizes (some floor-to-ceiling) and framing materials. It has a multi-functional electronic controller system for manual, remote, and automatic SPD-SmartGlass switching, and windows that can be controlled remotely over the internet or using a smart phone. This interactive area also contains other types of smart glass, such as those using liquid crystal and electrochromic technologies, allowing users to operate and experience first-hand the differences in performance characteristics of different types of smart glass. Additional showcases of SPD-SmartGlass are being established in other geographic locations to make it convenient for even more people to experience the benefits of SPD-SmartGlass technology.

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

Licensees of Research Frontiers:

The Company’s licensees are currently categorized into four main areas: materials for making films (emulsions), film, lamination of film to glass or plastic, and end-products. Emulsion makers produce and combine the necessary materials (i.e. SPD particles and various liquids and special polymers) from which SPD-Smart films are made. The film makers coat a thin layer of emulsion between two sheets of plastic film, each of which has a transparent conductive coating. This emulsion is then partly solidified to form an SPD film that allows users to control the amount of light, glare and heat passing through this film. The end-product licensees then integrate this film into a variety of SPD-Smart products, or make electronic systems to control such SPD-Smart products. Some of these end-product licensees do their own lamination of the SPD light-control film to glass or plastic, and some outsource this lamination to other companies. The names of this growing list of licensees, and the year that their license agreements were entered into, are contained in the Exhibit section of this Annual Report on Form 10-K.

Licensees of Research Frontiers that incorporate SPD technology into end-products will pay Research Frontiers a royalty of 5-15% of net sales of licensed products under license agreements currently in effect, and may also be required to pay Research Frontiers fees and minimum annual royalties. Licensees that sell components (such as SPD emulsion or film) or lamination services to other licensees of Research Frontiers do not pay a royalty on such sale or service, and Research Frontiers will collect a royalty from the licensee incorporating these components into their own SPD-Smart end-products. Research Frontiers’ license agreements typically allow the licensee to terminate the license after some period of time, and give Research Frontiers only limited rights to terminate before the license expires. The licenses granted by the Company are non-exclusive and generally last as long as Research Frontiers’ patents remain in effect. Due to their bankruptcy filings or other termination of their general business activities or for other reasons, the Company does not believe that Polaroid Corporation, Kerros Limited, ThermoView Industries, BRG Group, SPD Technologies, SPD Systems, SmartGlass International and Film Technologies International are pursuing business activities with respect to SPD technology. The Company and licensee N.V. Bekaert, S.A mutually agreed to terminate their license agreement during 2008 for reasons unrelated to SPD technology. Similarly, the Company and SPD Control Systems agreed to terminate their license agreement in December 2014. The loss of SPD Control Systems as a licensee: (i) is not expected to have a material effect on the financial performance of the Company in the future, and (ii) resulted in a grant back to Research Frontiers of certain rights in SPD Control Systems’ intellectual property. Some of the Company’s other licensees are currently inactive with respect to SPD technology, but may hereafter become active again. To date, the Company has not generated sufficient revenue from its licensees to profitably fund its operations. All of the Company’s license agreements are included as exhibits to the Company’s periodic reports filed with the United States Securities and Exchange Commission (the “SEC”).

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

Competitive Technologies:

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

●	Electrochromic devices (EC)
●	Liquid crystal devices (LC)
●	Suspended-particle devices (SPD)

Electrochromic Technology:

Electrochromic windows and rear-view mirrors use a direct current voltage to alter the molecular structure of electrochromic materials (which can be in the form of either a liquid, gel or solid film) causing the material to darken. When compared to electrochromic devices, SPD technology is expected to have numerous potential performance and manufacturing advantages, including some or all of the following:

●	significantly faster response time, especially compared to larger electrochromic glazings
●	ability to precisely “tune” an infinite number of intermediate light-transmission states
●	consistent and uniform switching speed regardless of size of glazing area
●	more reliable performance over a wider temperature range
●	higher contrast ratios and the capability of achieving darker shaded states for large area product applications
●	unpowered state is dark, maximizing solar heat gain benefits when the room, office or vehicle is not in use
●	lower electrical current drain
●	higher estimated battery life in applications where batteries are used
●	no “iris effect” (where light transmission changes first occur at the outer edges of a window or mirror and then work their way toward the center) when changing from clear to dark and back again
●	SPD technology is a film-based technology that can be applied to plastic as well as glass, and which can be applied to curved as well as flat surfaces
●	available in single panels for retrofitting existing windows, skylights and doors

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

Liquid Crystal Technology:

To date, the main types of liquid crystal smart windows have been produced by Taliq Corp. (a subsidiary of Raychem Corp. which has since discontinued its liquid crystal operations and licensed its technology to others), Asahi Glass Co., Nippon Sheet Glass, Saint-Gobain Glass, iGlass Projects Pty Limited, Polytronix, Inc., DMDisplays, and 3M (which has also reportedly discontinued its liquid crystal film making operations). The first four companies listed above are also licensees of Research Frontiers Inc. for SPD-Smart technology. Liquid crystal windows only change from a cloudy, opaque milky-white to a clear state, are hazy when viewed at an angle and have no useful intermediate states. As compared to liquid crystal windows, SPD smart windows are expected to have some or all of the following advantages:

●	have less haze
●	provide shading without loss of view
●	operate over a wider temperature range
●	use less power
●	have higher contrast ratios
●	absorb and block more light, rather than simply scatter it
●	permit an infinite number of intermediate states between a transparent state and a dark blue state, rather than being just two states.
●	offer superior solar heat gain control

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

Research and Development:

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

During the past few years, and during the past year in particular, the Company and/or its licensees have made significant advances relating to materials to enable (1) improved stability of SPD emulsions, (2) a wider range of light transmission, (3) improved film adhesion and cohesion and (4) increased durability of SPD films/laminates, and (5) cost reductions. These advances have resulted in two patents being issued to the Company by the US patent office and the corresponding foreign patent applications are pending.

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

Research Frontiers’ main goals in its research and development include:

●	developing wider ranges of light transmission and quicker switching speeds
●	developing different colored particles
●	reducing the voltage required to operate SPDs
●	obtaining data and developing improved materials regarding environmental stability and longevity
●	quantifying the degree of energy savings expected by users of the Company’s technology including the degree that SPD technology can control heat and its contribution to energy savings directly and through daylight harvesting strategies in sustainable building designs.

●	Continually striving to improve the performance and reducing material/production costs associated with making SPD-Smart products

Excluding non-cash expenses of approximately $219,000, $648,000, and $143,000, associated with the grant of stock options and restricted stock to the Company’s technical personnel, Research Frontiers incurred approximately $1,403,000, $1,555,000, and $1,529,000, during the years ended December 31, 2014, 2013, and 2012, respectively, for research and development. Research Frontiers plans to engage in substantial continuing research and development activities to invest in future improvements in SPD light-control technology and to expand for its licensees the capabilities of SPD-Smart technology and the markets for SPD-Smart products.

Patents and Proprietary Information:

Research Frontiers continues to make substantial investments to develop, license and protect its intellectual property position. The Company has 26 United States and 158 foreign patents in force. The Company’s United States patents expire at various dates from 2015 through 2033, while its foreign patents expire at various dates from 2015 through 2028.

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

Rights Plan:

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

Subsequent Event:

Warrants issued in connection with an equity offering in February 2010 were exercised in late February 2015 resulting in the issuance of 50,181 shares of common stock. These warrants had an exercise price of $5.00 per share. The shares issued in connection with these warrant exercises are included in the total shares of common stock outstanding on the front cover of this filing.

Available Information:

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

Source and Need for Capital.

As of December 31, 2014, we had approximately $10.6 million in cash, cash equivalents and short-term investments. As we take steps in the commercialization and marketing of our technology, or respond to potential opportunities and/or adverse events, our working capital needs may change. We anticipate that if our cash and cash equivalents are insufficient to satisfy our liquidity requirements, we will require additional funding to sustain our ongoing operations and to continue our SPD technology research and development activities.

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

History of Operating Losses.

We have experienced net losses from operations, and we may continue to incur net losses from operations in the future. We have incurred substantial costs and expenses in researching and developing our SPD technology. As of December 31, 2014, we had a cumulative net loss of $98,130,702 since our inception. Our net loss was $4,413,722 in 2014, $6,040,611 in 2013, and $3,169,560 in 2012 (which includes non-cash accounting charge in 2014, 2013 and 2012 of $1,042,917, $2,914,904, and $984,537, respectively, resulting from the expensing of grants of restricted stock and stock options).

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

The Company currently occupies approximately 9,500 square feet of space at an annual rental which in 2014 was approximately $173,000 for its executive office, research facility and SPD-Smart Glass Design Center at 240 Crossways Park Drive, Woodbury, New York 11797 under a lease expiring March 31, 2025. The Company believes that its space, including its laboratory facilities, is adequate for its present needs.

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

On August 2014, the US Patent and Trademark Office Board declined a petition by E Ink Corporation to invalidate certain claims (1-2, 14-20, 22-27, and 29) of United States Patent No. 6,606,185.

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

ITEM 4. MINE SAFETY DISCLOSURES

N/A

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

(1)	The Company’s common stock is traded on the NASDAQ Capital Market under the symbol “REFR”. As of March 10, 2015, there were 23,974,646 shares of common stock outstanding.
(2)

The following table sets forth the range of the high and low selling prices (as provided by the National Association of Securities Dealers) of the Company’s common stock for each quarterly period within the past two fiscal years:

Quarter Ended	Low	High
March 31, 2013	$2.93	$4.10
June 30, 2013	3.31	4.91
September 30, 2013	3.75	5.15
December 31, 2013	4.18	7.64

March 31, 2014	5.17	7.60
June 30, 2014	4.28	6.24
September 30, 2014	4.58	6.09
December 31, 2014	4.50	5.70

These quotations may reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

(b) Approximate Number of Security Holders

As of March 6, 2015, there were approximately 400 holders of record of the Company’s common stock and the closing price of our common stock was $[5.37] per share. The Company estimates that there are approximately 6,900 beneficial holders of the Company’s common stock.

(c) Dividends

The Company has not declared or paid cash dividends on its common stock for the two most recent fiscal years and does not expect to declare or pay any cash dividends in the foreseeable future. There are no restrictions on the payment of dividends.

(d) Issuer Purchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected data regarding the Company’s operating results and financial position. The data for fiscal years 2014, 2013, and 2012 should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our audited consolidated financial statements and notes thereto, which are contained in this Annual Report on Form 10-K.

	Year ended December 31,
	2014	2013	2012	2011	2010
Statement of Operations Data:
Fee income	$1,598,799	$2,161,359	$1,957,336	$845,982	$767,522

Operating expenses (1)	4,425,718	6,036,792	4,101,592	3,717,158	3,253,250
Research and development (1)	1,621,964	2,203,326	1,671,872	1,390,689	1,404,654
Total Expenses	6,047,682	8,240,118	5,773,464	5,107,847	4,657,904

Operating loss	(4,448,883)	(6,078,759)	(3,816,128)	(4,261,865)	(3,890,382)

Net investment income	35,161	38,148	33,171	29,274	15,517
Income tax benefit	-	-	613,397	-	-
Net loss	$(4,413,722)	$(6,040,611)	$(3,169,560)	$(4,232,591)	$(3,874,865)

Basic and diluted net loss
per common share	$(0.19)	$(0.26)	$(0.16)	$(0.23)	$(0.22)
Dividends per share	$0.00	$0.00	$0.00	$0.00	$0.00

Weighted average number of
common shares outstanding	23,663,229	22,946,019	20,125,309	18,538,041	17,321,360

	As of December 31,
	2014	2013	2012	2011	2010
Balance Sheet Data:
Total current assets	$11,871,086	$11,945,295	$14,333,421	$4,312,104	$7,455,820
Total assets	12,564,854	12,032,265	14,415,067	4,417,137	7,784,691
Total shareholders’ equity	12,082,170	11,869,937	14,172,675	4,107,198	7,472,452
____________________

(1)

Reflects non-cash charges of $823,584, $2,266,610, $841,511, $693,015, and $602,218, to operating expenses, and non-cash charges of $219,333, $648,294, $143,026, $108,345, and $170,386, to research and development expenses relating to the issuance of stock and stock options in 2014, 2013, 2012, 2011, and 2010, respectively which increased the Company’s net loss for 2014, 2013, 2012, 2011, and 2010, by $1,042,917, $2,914,904, $984,529, $801,360, and $772,604, respectively. During the year ended December 31, 2014, it was noted that the Company was applying the expected term of warrants granted in 2009 to certain consultants, rather than the contractual term, which is required by GAAP. The result of using expected terms of the warrants was an increase to previously reported consultant compensation charges included in Operating Expenses in the Company’s Consolidated Statement of Operations. The impact of this change to the prior periods is not considered material to each of the periods presented. As a consequence, the Company is revising its financial presentation herein as follows: (i) for the year ended December 31, 2013 and 2012 and 2011, Operating expenses, Operating loss and Net Loss have been increased by $195,524, $105,959, and $98,523 respectively, (ii) for the year ended December 31, 2013 and 2012 and 2011, Basic and diluted net loss per common share have been increased by $.01. This adjustment had no impact on the Company’s use of cash or cash flow.

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

On occasion, the Company may issue to consultants either options or warrants to purchase shares of common stock of the Company at specified share prices. These options or warrants may vest based upon specific services being performed or performance criteria being met. In accounting for equity instruments that are issued to other than employees for acquiring, or in conjunction with selling, goods or services, the Company is required to record consulting expenses based upon the fair value of such options or warrants on the earlier of the service period or the period that such options or warrants vest as determined using a Black-Scholes option pricing model and are marked to market quarterly using the Black-Scholes option valuation model.

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

Results of Operations

Year ended December 31, 2014 Compared to the Year ended December 31, 2013

The majority of the Company's fee income comes from the activities of several licensees participating in the automotive market. The Company currently believes that the automotive market will be the largest source of its royalty income over the next several years. The Company's royalty income from this market may be influenced by numerous factors including various trends affecting demand in the automotive industry and the rate of introduction of new technology in OEM product lines. In addition to these macro factors, the Company's royalty income from the automotive market could also be influenced by specific factors such as whether the Company's SPD-SmartGlass technology appears as standard equipment or as an option on a particular vehicle, the number of additional vehicle models that SPD-SmartGlass appears on, the size of each window on a vehicle and the number of windows on a vehicle that use SPD SmartGlass, fluctuations in the total number of vehicles produced by a manufacturer, and in the percentage of cars within model like produced with SPD-SmartGlass, and changes in pricing or exchange rates.

The Company’s fee income from licensing activities for the year ended December 31, 2014 was $1,598,799, as compared to $2,161,359 for the year ended December 31, 2013. Most of the decrease in fee income during this period was a result of (1) non-recurring revenue recorded in the first quarter of 2013 such as one-time payments by several licensees that did not recur in 2014, and (2) a reduction in automotive fee income resulting from (A) a pre-scheduled shut down for maintenance and other modifications of the factory lines producing the Mercedes-Benz SLK and SL roadsters, (B) lower productions levels of these roadsters which are typical for cars several years after their redesign, (C) a strengthening of the US dollar as compared to the euro during 2014 (the Company’s most active automotive licensees sell SPD-SmartGlass products to automotive OEMs in euros), and (D) cost reductions in the price of SPD-SmartGlass due to production efficiencies and higher production volumes. These productions efficiencies are expected to continue and accelerate with the introduction of the higher vehicle production volumes for the Mercedes-Benz S Class models going forward, and the Company expects that lower pricing per square foot of the Company’s technology could expand the market opportunities, adoption rates, and revenues for its technology in automotive and non-automotive applications.

Production of the new Mercedes-Benz S-Class Coupe, which offers the Magic Sky Control panoramic roof option using the Company's SPD-SmartGlass technology, began in June 2014. Beginning in the third quarter of 2014, the Company began receiving royalty revenues from the S-Class in excess of minimum annual royalty levels which therefore will be accretive to the Company's royalty revenue. Royalty revenue levels attributable to sales of the S-Class are expected to accelerate in 2015 from the introduction of the S-Class Coupe which became available in dealer showrooms early in the fourth quarter of 2014. In addition, the acceleration of royalty revenue will be aided from the introduction of the Extra-Long Wheel Base (X222) with the Magic Sky Control panoramic roof option expected in dealer showrooms in the first quarter of 2015. During the second half of 2015, several higher unit volume S-Class Sedan variants with the Magic Sky Control panoramic roof option, such as the Long Wheel Base (V222) and Standard Wheel Base (W222), are expected to be available in dealer showrooms.

Operating expenses decreased by $1,611,074 for the year ended December 31, 2014 to $4,425,718 from $6,036,792 for the year ended December 31, 2013. This decrease was principally the result of lower payroll and related costs ($864,000), plus lower director’s fees and expenses ($569,000) and lower marketing costs ($142,000). Included in operating expenses are approximately $824,000 and $2,267,000 of non-cash compensation charges for the years ended December 31, 2014 and 2013, respectively, The reduction of non-cash compensation charges for the year ended December 31, 2014 versus the year ended December 31, 2013 relates principally to the timing of the Company’s annual grant of common stock and options granted to directors, employees and consultants.

Research and development expenditures decreased by $581,362 to $1,621,964 for the year ended December 31, 2014 from $2,203,326 for the year ended December 31, 2013. This decrease was principally the result of lower payroll and related costs ($436,000) as well as lower materials and project costs ($94,000). Included in research and development expenses are approximately $219,000 and $648,000 of non-cash compensation charges for the years ended December 31, 2014 and 2013, respectively. The reduction of non-cash compensation charges for the year ended December 31, 2014 versus the year ended December 31, 2013 relates principally to the timing of the Company’s annual grant of common stock and options granted to employees.

The Company’s net investment income for the year ended December 31, 2014 was $35,161 as compared to $38,148 for the year ended December 31, 2013. The difference was primarily due to interest from lower cash balances available for investment.

No income tax benefit or expense was recorded for the years ended December 31, 2014 and 2013.

As a consequence of the factors discussed above, the Company's net loss was $4,413,722 ($0.19 per common share) for the year ended December 31, 2014 as compared to $6,040,611 ($0.26 per common share) for the year ended December 31, 2013.

Year ended December 31, 2013 Compared to Year ended December 31, 2012

The majority of the Company's fee income comes from the activities of several licensees participating in the automotive market. The Company currently believes that the automotive market will be the largest source of its royalty income over the next several years. The Company's royalty income from this market may be influenced by numerous factors including various trends affecting demand in the automotive industry and the rate of introduction of new technology in OEM product lines. In addition to these macro factors, the Company's royalty income from the automotive market could also be influenced by specific factors such as whether the Company's SPD-SmartGlass technology appears as standard equipment or as an option on a particular vehicle, the number of additional vehicle models that SPD-SmartGlass appears on, the size of each window on a vehicle and the number of windows on a vehicle that use SPD SmartGlass, fluctuations in the total number of vehicles produced by a manufacturer, and in the percentage of cars within model like produced with SPD-SmartGlass, and changes in pricing or exchange rates.

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

Operating expenses increased by $1,935,200 for the year ended December 31, 2013 to $6,036,792, from $4,101,592 for the year ended December 31, 2012. This increase was principally the result of higher non-cash compensation charges related to common stock and option grants to employees and directors ($1,257,000), payroll costs ($227,000), marketing and investor relations costs ($296,000) and patent costs ($95,000) and bad debts ($81,000).

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

As a consequence of the factors discussed above, the Company's net loss was $6,040,611 ($0.26 per common share) for the year ended December 31, 2013 as compared to $3,169,560 ($0.16 per common share) for the year ended December 31, 2012.

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

During 2014, the Company’s cash and cash equivalents balance increased by $1,703,414 principally as a result of cash proceeds from issuances of common stock and exercise of options and warrants of $3,583,038 as well as proceeds from sale of short-term investments of $5,076,930 partially offset by cash used for operations of $3,323,815, net cash invested in certificates of deposits of $3,005,079 and cash used for the purchase of fixed assets of $627,660. At December 31, 2014, the Company had working capital of $9,884,877 and total shareholders’ equity of $12,082,170.

During 2013, the Company's cash and cash equivalents balance decreased by $2,524,110 principally as a result of cash used for operations of $3,244,859, partially offset by proceeds from the exercise of options and warrants of $795,294. At December 31, 2013, the Company had working capital of $11,782,967 and total shareholders’ equity of $11,869,937.

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

Contractual Obligations

The Company occupies premises under an operating lease agreement which was to expire on March 31, 2014 and has recently been extended through 2025 and requires minimum annual rent which rises over the term of the lease to approximately $177,000, plus tenant’s share of applicable taxes. These lease obligations are summarized over time as of December 31, 2014:

	Payments due by period
	1 year	2-3 years	4-5 years	>5 years	Total
Operating lease obligations	$168,000	$354,000	$377,000	$1,102,000	$2,001,000

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

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company’s Chairman and its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, the Company's Chairman and its Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's periodic SEC filings. Our officers have concluded that as of December 31, 2014 our disclosure controls and procedures are designed, and are effective, to ensure that information required to be disclosed by our company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the commission’s rules and forms, and are also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. There were no changes in the Company's internal control over financial reporting during the quarterly period ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Based on our evaluation under the COSO Framework (2013) our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been independently audited by BDO USA, LLP, an independent registered public accounting firm, as stated in its report that is included herein.

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors
Research Frontiers Incorporated
Woodbury, New York

We have audited Research Frontiers Incorporated’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Research Frontiers Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Research Frontiers Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Research Frontiers Incorporated as of December 31, 2014 and 2013, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 and our report dated March 10, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Melville, New York
March 10, 2015

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

The other information required by this Item 10 is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Commission on or before April 30, 2015.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Commission on or before April 30, 2015. Notwithstanding anything to the contrary set forth herein or in any of the Company’s past or future filings with the SEC that might incorporate by reference the Company’s definitive Proxy Statement, in whole or in part, the report of the compensation committee and the stock price performance graph contained in such definitive Proxy Statement shall not be incorporated by reference into this Annual Report on Form 10-K or in any other such filings.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Commission on or before April 30, 2015.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Commission on or before April 30, 2015.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Commission on or before April 30, 2015.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) and (2) Financial Statements and Financial Statement Schedules

The following consolidated financial statements of Research Frontiers Incorporated are filed under “Item 8. Financial Statements and Supplemental Data” of this Report.

Page
Report of Independent Registered Public Accounting Firm	F-1

Consolidated Financial Statements:

Consolidated Balance Sheets,
December 31, 2014 and 2013	F-2

Consolidated Statements of Operations,
Years ended December 31, 2014, 2013 and 2012	F-3

Consolidated Statements of Shareholders’ Equity,
Years ended December 31, 2014, 2013 and 2012	F-4

Consolidated Statements of Cash Flows,
Years ended December 31, 2014, 2013 and 2012	F-5

Notes to Consolidated Financial Statements	F-6

Schedule II - Valuation and Qualifying Accounts	F-19

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

10.1C*

Amendment to Employment Agreement effective as of June 12, 2014 between the Company and Joseph M. Harary. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated June 13, 2014 and incorporated herein by reference.

10.1D*

Employment Agreement effective as of January 1, 2014 between the Company and Seth L. Van Voorhees Previously filed as an Exhibit to the Company’s Current Report on Form 10-K dated December 31, 2013 and incorporated herein by reference.

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

10.5.5

Fifth Amendment to Lease dated February 21, 2014 between the Company and CLK-HP 230-240 CROSSWAYS PARK LLC and LAKE PARK 230-240 CROSSWAYS PARK LLC. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and incorporated herein by reference.

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

Dated: March 10, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Position	Date
/s/Darryl Daigle	Director	March 10, 2015
Darryl Daigle

/s/Gregory G. Grimes	Director	March 10, 2015
Gregory G. Grimes

/s/Joseph M. Harary	Director, President, CEO	March 10, 2015
Joseph M. Harary

/s/ Alexander Kaganowicz	Director	March 10, 2015
Alexander Kaganowicz

/s/Robert L. Saxe	Director, Chairman	March 10, 2015
Robert L. Saxe

/s/Seth L. Van Voorhees	Vice President, CFO, Treasurer	March 10, 2015
Seth L. Van Voorhees

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors
Research Frontiers Incorporated
Woodbury, New York

We have audited the accompanying consolidated balance sheets of Research Frontiers Incorporated as of December 31, 2014 and 2013 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we have also audited the schedule as listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Research Frontiers Incorporated at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Research Frontiers Incorporated’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 10, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Melville, New York
March 10, 2015

RESEARCH FRONTIERS INCORPORATED
Consolidated Balance Sheets
December 31, 2014 and 2013

Assets	2014	2013
Current assets:
Cash and cash equivalents	$7,569,537	$5,866,123
Short-term investments	1,501,554	5,076,930
Royalty receivables, net of reserves of $173,921 in 2013
and 92,723 in 2012	1,175,218	867,162
Prepaid expenses and other current assets	121,252	135,080

Total current assets	10,367,561	11,945,295

Fixed assets, net	660,201	64,365
Long-term investments	1,503,525	-
Deposits and other assets	33,567	22,605
Total assets	$12,564,854	$12,032,265

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$159,312	$56,603
Accrued expenses and other	323,372	80,725
Deferred revenue	-	25,000
Total current liabilities	482,684	162,328

Shareholders’ equity:
Common stock, par value $0.0001 per share;
authorized 100,000,000 shares, issued and outstanding
23,924,465 and 23,109,665 shares for 2014 and 2013	2,392	2,311
Additional paid-in capital	110,210,480	105,584,606
Accumulated deficit	(98,130,702)	(93,716,980)
Total shareholders’ equity	12,082,170	11,869,937

Total liabilities and shareholders’ equity	$12,564,854	$12,032,265

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED
Consolidated Statements of Operations
Years ended December 31, 2014, 2013 and 2012

	2014	2013	2012
Fee income	$1,598,799	$2,161,359	$1,957,336

Operating expenses	4,425,718	6,036,792	4,101,592
Research and development	1,621,964	2,203,326	1,671,872
Total Expenses	6,047,682	8,240,118	5,773,464

Operating loss	(4,448,883)	(6,078,759)	(3,816,128)

Net investment income	35,161	38,148	33,171
Loss before income tax benefit	(4,413,722)	(6,040,611)	(3,782,957)

Income tax benefit	-	-	613,397
Net loss	(4,388,722)	(6,040,611)	(3,169,560)

Basic and diluted net loss
per common share	$(0.19)	$(0.26)	$(0.16)

Weighted average number of
common shares outstanding	23,663,229	22,946,019	20,125,309

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED
Consolidated Statements of Shareholders’ Equity
Years ended December 31, 2014, 2013 and 2012

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balance, January 1, 2012	18,544,355	1,854	88,612,153	(84,506,809)	4,107,198

Issuances of common stock	3,739,227	374	12,250,126	-	12,250,500
Share-based compensation	363,200	37	984,500	-	984,537
Net Loss	-	-	-	(3,169,560)	(3,169,560)
Balance, December 31, 2012	22,646,782	2,265	101,846,779	(87,676,369)	14,172,675

Exercise of options and warrants	179,983	18	822,951	-	822,969
Share-based compensation	282,900	28	2,914,876	-	2,914,904
Net Loss	-	-	-	(6,040,611)	(6,040,611)
Balance, December 31, 2013	23,109,665	2,311	105,584,606	(93,716,980)	11,869,937

Issuance of Common Stock	750,000	75	3,278,175	-	3,278,250
Exercise of options and warrants	64,800	6	304,782	-	304,788
Share-based compensation	-	-	1,042,917	-	1,042,917
Net Loss	-	-	-	(4,413,722)	(4,413,722)
Balance, December 31, 2014	23,924,465	2,392	110,210,480	(98,130,702)	12,082,170

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED
Consolidated Statements of Cash Flows
Years ended December 31, 2014, 2013 and 2012

	2014	2013	2012
Cash flows from operating activities:
Net loss	$(4,413,722)	$(6,040,611)	$(3,169,560)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	31,824	45,212	34,963
Stock based compensation	1,042,917	2,914,904	984,537
Bad debts	131,250	81,198
Change in assets and liabilities:
Royalty receivables	(439,306)	(260,042)	(354,268)
Prepaid expenses and other current assets	2,866	94,544	(107,218)
Accounts payable and accrued expenses	345,356	(80,064)	(67,547)
Deferred revenue	(25,000)	-	-
Net cash used in operating activities	(3,323,815)	(3,244,859)	(2,679,093)

Cash flows from investing activities:
Purchases of fixed assets	(627,660)	(50,536)	(11,576)
Purchase of investments	(3,005,079)	(24,009)	(3,797,865)
Proceeds from sale of investments	5,076,930	-	-
Note and interest receivable on SPD Control Systems	-	-	224,903
Net cash provided by (used in) investing activities	1,444,191	(74,545)	(3,584,538)

Cash flows from financing activities:
Net proceeds from issuances of common stock and
exercise of options and warrants	3,583,038	795,294	12,250,500
Net cash provided by financing activities	3,583,038	795,294	12,250,500

Net increase (decrease) in cash and cash equivalents	1,703,414	(2,524,110)	5,986,869

Cash and cash equivalents at beginning of year	5,866,123	8,390,233	2,403,364
Cash and cash equivalents at end of year	$7,569,537	$5,866,123	$8,390,233

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED
Notes to Consolidated Financial Statements

(1) Business and Basis for Presentation

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

During the year ended December 31, 2014, it was noted that the Company was applying the expected term of warrants granted in 2009 to certain consultants, rather than the contractual term, which is required by GAAP. The result of using expected terms of the warrants was an increase to previously reported consultant compensation charges included in Operating Expenses in the Company’s Consolidated Statement of Operations. The impact of this change to the prior periods is not considered material to each of the periods presented. As a consequence, the Company is revising its financial presentation herein as follows: (i(i) for the year ended December 31, 2013 and 2012 consultant compensation charges have been increased by $195,524 and $105,959, respectively, (ii) the Company’s balance sheet as of December 31, 2013 has been revised by increasing Additional Paid in Capital and Accumulated Deficit each by $400,006 to reflect the use of this contractual term valuation assumption (iii) the Company’s Statement of Shareholders’ Equity has been revised to increase Accumulated Deficit and Additional Pain In Capital as of December 31, 2013, 2012 and 2011 by $195,524, $105,959 and $98,523, respectively. This adjustment had no impact on the Company’s use of cash or cash flow.

(2) Summary of Significant Accounting Policies

(a) Cash and Cash Equivalents

The Company considers securities purchased with original maturities of three months or less to be cash equivalents. Cash equivalents consist of short-term investments in money market accounts at December 31, 2014 and 2013.

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. FDIC insurance coverage is $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits. Amounts on deposit in excess of federally insured limits at December 31, 2014 and 2013 is approximately $6.8 million $5.6 million, respectively.

(b) Short-term/Long-term Investments

The Company classifies investments in marketable securities as trading, available-for-sale or held-to-maturity at the time of purchase and periodically re-evaluates such classifications. Trading securities are carried at fair value, with unrealized holding gains and losses included in earnings. Held-to-maturity securities are recorded at cost and are adjusted for the amortization or accretion of premiums or discounts over the life of the related security. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss) until realized. In determining realized gains and losses, the cost of securities sold is based on the specific identification method. Interest and dividends on the investments are accrued at the balance sheet date. At December 31, 2014 and 2013 all investments were classified as held to maturity and consisted of the following:

Certificates of Deposit Investment	Maturity Date	December 31, 2014 Value of Held to Maturity Investments (based on cost)	December 31, 2013 Value of Held to Maturity Investments (based on cost)
$1,501,554	8/27/2015	$1,501,554	$-
$2,011,967	10/17/2014	$-	$2,011,967
$2,007,997	4/18/2014	$-	$2,007,997
$502,821	6/29/2014	$-	$502,821
$301,695	4/6/2014	$-	$301,695
$252,450	3/29/2014	$-	$252,450
		$3,005,079	$5,076,930

At December 31, 2014 the Company had a certificate of deposit investment in the amount of $1,503,525 (based on cost) with a maturity date of August 27, 2016 which is classified as a long-term investments on the balance sheet.

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

Fee income represents amounts earned by the Company under various license and other agreements (note 8) relating to technology developed by the Company. During 2014, five licensees accounted for 36%, 11%, 9%, 9%, and 5%, respectively of fee income recognized during the year. During 2013 six licensees accounted for 40%, 12%, 6% and 6%, 5%, and 5% respectively of fee income recognized for the year. During 2012, four licensees accounted for 62%, 6%, 5% and 5%, respectively, of fee income recognized for the year.

(f) Basic and Diluted Loss Per Common Share

Basic earnings (loss) per share excludes any dilution. It is based upon the weighted average number of common shares outstanding during the period. Dilutive earnings (loss) per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company’s dilutive loss per share equals basic loss per share for each of the years in the three-year period ended December 31, 2014 because all common stock equivalents (i.e., options and warrants) were antidilutive in those periods. The number of options and warrants that were not included because their effect is antidilutive was 2,924,419, 2,860,219, and 2,630,002, for 2014, 2013, and 2012, respectively.

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

(j) Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

In accordance with ASC Topic 740 (FIN 48), we recognize tax benefits only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in tax returns that do not meet these recognition and measurement standards. We classify accrued interest and penalties related to any unrecognized tax benefits in our income tax provision. At December 31, 2014 and 2013, we do not have accrued interest and penalties related to any unrecognized tax benefits. We do not believe we have any uncertain tax positions as of December 31, 2014 and 2013.

The tax years subject to examination by major tax jurisdictions include the years 2010 and forward by the U.S. Internal Revenue Service and certain states. The Company is not currently being audited by any tax jurisdiction.

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

In connection with the employee stock options and restricted stock grants, the Company charged $1,010,489, $2,545,060, and $873,888, to operations during the years ended December 31, 2014, 2013, and 2012, respectively.

Non-employee options are valued at fair value at the time that the related services are provided using the Black-Scholes option valuation model and marked to market quarterly using the Black-Scholes option valuation model. The Company incurred a charge (benefit) to operations of $32,428, $369,844, and $110,649, for 2014, 2013, and 2012, respectively in connection with these warrants and non-employee options.

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

Financial assets accounted for at fair value on a recurring basis at December 31, 2014 and 2013, include cash and cash equivalents of approximately $7.6 million and $5.9 million, respectively, as well as short term investments of $1.5 million and $5.1 million in 2014 and 2013, respectively. The carrying value of these assets approximates fair value due to the short-term maturity of these instruments. The carrying amount of the long-term investments of $1.5 million at December 31, 2014 approximates the fair-value, as the interest rate obtained by the Company approximates the prevailing rate for similar investments.

(p) Recent Accounting Pronouncements

New Accounting Standards

In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers (Topic 606). The amendments in this Update establish a comprehensive revenue recognition standard for virtually all industries under U.S. GAAP, including those that previously followed industry-specific guidance such as the real estate, construction and software industries. The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this objective, the standard requires five basic steps: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

(3) Fixed Assets

Fixed assets and their estimated useful lives as of December 31, 2014 and 2013 are as follows:

	2014	2013	Estimated useful life
Equipment and furniture	$1,362,308	$1,351,877	5 years
Trade show materials	502,789	-	5 years

Leasehold Improvements	552,185	437,745	Life of lease or estimated life of asset if shorter
	1,914,493	1,789,622

Less accumulated depreciation and amortization	(1,757,081)	(1,725,257)
	$157,412	$64,365

(4) Accrued Expenses and Other

Accrued expenses consist of the following at December 31, 2014 and 2013:

	2014	2013
Payroll, bonuses and related benefits	$206,427	$75,966
Professional services	29,400	4,400
Deferred rent	75,569	-
Other	11,976	359
	$323,372	$80,725

(5) Income Taxes

Since inception, the Company has incurred losses from operations and as a result has not recorded income tax expense. Benefits related to net operating loss carry-forwards and deferred items have been fully reserved since it was not more likely than not that the Company would achieve profitable operations.

The Company applied for state research and development refundable credits for the years ended December 31, 2006 through 2009. In April 2012, the Company received $613,397 relating to these credits for the years 2006 through 2009, which is reflected as an income tax benefit in the accompanying statement of operations for 2012. The Company currently does not expect to collect additional credits for years subsequent to 2009. In addition, $61,340 is included in operating expenses on the accompanying statement of operations for the year ended December 31, 2012 relating to professional fees paid in connection with securing these refundable credits.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2014 and 2013 are presented below.

	2014	2013
Deferred tax assets:
Depreciation	$113,000	$104,000
Allowance for bad debts	108,000	70,000
Net operating loss carry-forwards	25,469,000	23,116,000
Stock option expense	1,439,000	1,347,000
Research and other credits	1,031,000	972,000
Other temporary differences	15,000	15,000
Total gross deferred tax assets	28,175,000	25,624,000
Less valuation allowance	(28,175,000)	(25,624,000)
	$-	$-

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

At December 31, 2014, the Company had a net operating loss carry-forward for federal income tax purposes of approximately $64,000,000, varying amounts of which will expire in each year from 2018 through 2034. Research and other credit carry-forwards of approximately $1,031,000 are available to the Company to reduce income taxes payable in future years varying amounts of which will expire in each year from 2019 through 2034.

(6) Shareholders’ Equity

(a) Common Stock and Warrants

During 2014 and 2013, the Company received proceeds of $304,788 and $822,969 in connection with the exercise of options and warrants representing 64,800 and 179,983 shares of common stock, respectively.

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

(b) Options and Warrants

(i) Employee Options

In 2008, the shareholders approved the Company’s 2008 Equity Incentive Plan which provides for the granting of both incentive stock options at the fair market value at the date of grant and nonqualified stock options at the fair market value at the date of grant to employees or non-employees who, in the determination of the Board of Directors, have made or may make significant contributions to the Company in the future. The Company may also award stock appreciation rights, restricted stock, or restricted stock units under this plan. The Company initially reserved 750,000 shares of its common stock for issuance under this plan, and the Company’s stockholders approved amendments to the 2008 Equity Incentive Plan to increase the number of shares issuable under the plan by 1,000,000 and 750,000 shares on June 13, 2013 and June 9, 2011, respectively. Options and other awards for 377,942 shares were available for issuance under this plan as of December 31, 2014.

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

The Company granted no employee options during 2012. The Company granted 499,700 fully vested options during 2013 and recorded share-based compensation of $1,431,620. The Company granted 209,750 fully vested options during 2014 and recorded share-based compensation of $483,915. The Company valued these grants using the Black-Scholes option pricing model with the following weighted average assumptions:

	2014	2013
Fair value on grant date	$2.30	$2.86
Expected dividend yield	-	-
Expected volatility	50%	64%
Risk free interest rate	1.68%	1.62%
Expected term of the option	5 years	5 years

Activity in stock options is summarized below:

	Number of Shares Subject to Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2011	1,269,649	$11.64	4.2

Granted	-	$-
Cancelled	(151,750)	$12.76
Exercised	-	$-
Balance at December 31, 2012	1,117,899	$9.03	3.7

Granted	499,700	$5.26
Cancelled	(64,500)	$12.81
Exercised	(72,500)	$4.83
Balance at December 31, 2013	1,480,599	$7.80	5.2

Granted	209,750	$5.19
Cancelled	(104,750)	$7.83
Exercised	(14,800)	$5.56
Balance at December 31, 2104	1,570,799	$7.49	5.2	$199,000

All options are exercisable at December 31, 2014.

During 2014 and 2013, the Company received $82,288, and $322,475, respectively in proceeds from the exercise of options.

(ii) Warrants and Non-Employee Options

Activity in warrants is summarized below:

	Number of Shares Underlying Warrants and Non-Employee Options Granted	Weighted Average Exercise Price
Balance at December 31, 2011	704,257	$5.00 - 9.00

Exercised	-	-
Terminated	-	-
Issued	807,846	5.12
Balance at December 31, 2012	1,512,103	$5.56

Exercised	(107,483)	4.45
Terminated	(25,000)	9.00
Issued	-	-
Balance at December 31, 2013	1,379,620	$5.58

Exercised	(50,000)	4.45
Terminated	-	-
Issued	24,000	6.58
Balance at December 31, 2014	1,353,620	$5.64

In lieu of higher cash compensation, the Company has granted warrants and non-employee options to consultants. These warrants and non-employee options vest ratably over various terms ranging from 24 to 59 months. Non-employee five year options covering 24,000 and 60,000 shares were granted to consultants during 2014 and 2012, respectively that vest over 24 and 12 months, respectively. These non-employee options are valued at fair value at the time that the related services are provided using the Black-Scholes option valuation model and marked to market quarterly using the Black-Scholes option valuation model. The Company incurred a charge (benefit) to operations of $32,428, $369,844, and $110,649, for 2014, 2013, and 2012, respectively in connection with these warrants and non-employee options.

During 2014 and 2013, the Company received $222,500, and $478,299, respectively in proceeds from the exercise of warrants.

Warrants and non-employee options generally expire from five to ten years from the date of issuance. At December 31, 2014, the number of warrants exercisable was 1,349,620 at a weighted average exercise price of $5.64 per share.

Warrants issued in connection with an equity offering in February 2010 were exercised in late February 2015 resulting in the issuance of 50,181 shares of common stock. These warrants had an exercise price of $5.00 per share. The shares issued in connection with these warrant exercises are included in the total shares of common stock outstanding on the front cover of this filing.

(c) Restricted Stock Grants

During 2014, the Company did not issue restricted stock to its directors or employees.

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

During, 2012 the Company granted 363,200 shares of restricted stock to its directors and employees. All of the 96,500 shares granted to the directors, as well as 5,100 shares granted to employees, vested immediately upon grant. The remaining 261,600 shares issued to employees vest ratably over 36 months following grant. The market value per share on the date of grant was $3.38.

In connection with these grants, as well as prior grants that are not yet fully vested, the Company charged $526,575, $2,545,060, and $873,888, to operations during 2014, 2013, and 2012, respectively. At December 31, 2014, 2013, 2012, 62,667, 611,692, and 218,733, respectively, of these grants remain unvested. In addition, at December 31, 2014, $231,867 remains to be charged to operations over the next 12 months relating to these grants.

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

(8) Commitments

The Company has an employment agreement with three of its officers which provides for an annual base salary of $450,000, $402,000 and $220,000 respectively for calendar year 2015. Each of these employment agreements have an evergreen provision that extend the term by one year on the anniversary date unless either the Company or the employee has given notice that they will not be renewing the agreement upon the expiration of its term.

The Company has a defined contribution profit sharing (401K) plan covering employees who have completed one year of service. Contributions are made at the discretion of the Company. The Company did not make any contributions to this plan for 2014, 2013, or 2012.

The Company occupies premises under an operating lease agreement which expires on March 31, 2025. As of December 31, 2014, the approximate minimum annual future rental commitments under lease agreements for the next five years are as follows:

Year	Amount
2015	$168,000
2016	$174,000
2017	$180,000
2018	$186,000
2019	$191,000
Thereafter:	$1,102,000

Rent expense, including other occupancy related expenses, amounted to approximately $173,000, $187,000, and $200,000, for 2014, 2013, and 2012, respectively.

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

(10) Selected Quarterly Financial Data (Unaudited) (1)

	Quarter
2014	First (3)	Second	Third	Fourth (3)
Fee Income	$308,348	$395,619	$452,937	$441,895
Operating loss	(1,178,626)	(1,150,453)	(649,444)	(1,470,360)
Net loss	(1,169,985)	(1,141,858)	(639,806)	(1,462,073)
Basic and diluted net loss per common share	(0.05)	(0.05)	(0.03)	(0.06)

	Quarter
2013	First (3)	Second	Third	Fourth (3)
Fee income	$707,231	$521,844	$506,692	$425,592
Operating loss	(1,615,420)	(826,927)	(920,670)	(2,715,742)
Net loss	(1,607,568)	(815,771)	(911,141)	(2,706,131)
Basic and diluted net loss per common share (2)	(0.07)	(0.04)	(0.04)	(0.12)

(1) During the year ended December 31, 2014, it was noted that the Company was applying the expected term of warrants granted in 2009 to certain consultants, rather than the contractual term, which is required by GAAP. The result of using the expected terms of the warrants was an increase to previously reported consultant compensation charges included in Operating Expenses in the Company's Consolidated Statement of Operations. The impact of this change to the prior periods is not considered material to each of the periods presented.

(2) Since per share information is computed independently for each quarter and the full year, based on the respective average number of common shares outstanding, the sum of the quarterly per share amounts does not necessarily equal the per share amounts for the year.

(3) The Company incurred higher costs in the fourth quarter of 2014 and the first and fourth quarter of 2013 relating primarily to: (i) $616,000 and $2,305,000 of stock and option compensation charges in the 2014 and 2013, respectively, relating to common stock and options granted to directors, employees and consultants, and (ii) $175,000 in the first quarter of 2014 and 2013 in directors’ fees, respectively.

(11) Subsequent Event

Warrants issued in connection with an equity offering in February 2010 were exercised in late February 2015 resulting in the issuance of 50,181 shares of common stock. These warrants had an exercise price of $5.00 per share. The shares issued in connection with these warrant exercises are included in the total shares of common stock outstanding on the front cover of this filing.

SCHEDULE II

RESEARCH FRONTIERS INCORPORATED
VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2014, 2013, and 2012

	Balance at beginning of period	Charged to costs and expenses	Deductions	Balance
Description

Allowance for uncollectible
royalty receivables:

December 31, 2014	$173,921	$131,250	$-	$305,171

December 31, 2013	$92,723	$81,198	$-	$173,921

December 31, 2012	$92,723	$-	$-	$92,723