Form 10-K/A
period 2014-12-31
RESEARCH FRONTIERS INC
filed 2015-03-11
CIK 793524

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Amendment No. 1 to

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

On March 10, 2015 the registrant had 23,974,646 shares of Common Stock outstanding.

EXPLANATORY NOTE

Research Frontiers is filing this Amendment No. 1 (this “amendment”) on Form 10-K/A to amend its Annual Report on Form 10-K for the year ended December 31, 2014 that was filed earlier today to: (i) add the Consent of Independent Registered Public Accounting Firm (Exhibit 23) which was inadvertently omitted, and (ii) correct formatting and typographical errors in the following: (a) Net Loss for 2014 should be ($4,413,722) on page F-3, and (b) the sum of short-term investments as of December 31, 2014 should be $1,501,554 on page F-7. Except as described above, this Form 10-K/A does not make any substantive changes in any other information set forth in the Form 10-K.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Research Frontiers Incorporated as of December 31, 2014 and 2013, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 and our report dated March 11, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Melville, New York
March 11, 2015

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

Dated: March 11, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Position	Date
/s/Darryl Daigle	Director	March 11, 2015
Darryl Daigle

/s/Gregory G. Grimes	Director	March 11, 2015
Gregory G. Grimes

/s/Joseph M. Harary	Director, President, CEO	March 11, 2015
Joseph M. Harary

/s/ Alexander Kaganowicz	Director	March 11, 2015
Alexander Kaganowicz

/s/Robert L. Saxe	Director, Chairman	March 11, 2015
Robert L. Saxe

/s/Seth L. Van Voorhees	Vice President, CFO, Treasurer	March 11, 2015
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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Research Frontiers Incorporated’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 11, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Melville, New York
March 11, 2015

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

RESEARCH FRONTIERS INCORPORATED
Consolidated Statements of Operations
Years ended December 31, 2014, 2013 and 2012

	2014	2013	2012
Fee income	$1,598,799	$2,161,359	$1,957,336

Operating expenses	4,425,718	6,036,792	4,101,592
Research and development	1,621,964	2,203,326	1,671,872
Total Expenses	6,047,682	8,240,118	5,773,464

Operating loss	(4,448,883)	(6,078,759)	(3,816,128)

Net investment income	35,161	38,148	33,171
Loss before income tax benefit	(4,413,722)	(6,040,611)	(3,782,957)

Income tax benefit	-	-	613,397
Net loss	(4,413,722)	(6,040,611)	(3,169,560)

Basic and diluted net loss
per common share	$(0.19)	$(0.26)	$(0.16)

Weighted average number of
common shares outstanding	23,663,229	22,946,019	20,125,309

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

Certificates of Deposit Investment	Maturity Date	December 31, 2014 Value of Held to Maturity Investments (based on cost)	December 31, 2013 Value of Held to Maturity Investments (based on cost)
$1,501,554	8/27/2015	$1,501,554	$-
$2,011,967	10/17/2014	$-	$2,011,967
$2,007,997	4/18/2014	$-	$2,007,997
$502,821	6/29/2014	$-	$502,821
$301,695	4/6/2014	$-	$301,695
$252,450	3/29/2014	$-	$252,450
		$1,501,554	$5,076,930

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