Form 10-Q
period 2015-03-31
RESEARCH FRONTIERS INC
filed 2015-05-05
CIK 793524

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2015   Commission File No. 1-9399

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
Yes [  ]       No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 5, 2015, there were outstanding 23,980,846 shares of Common Stock, par value $0.0001 per share.

RESEARCH FRONTIERS INCORPORATED
Consolidated Balance Sheets

	March 31,
	2015	December 31,
Assets	(Unaudited)	2014
Current assets:
Cash and cash equivalents	$6,526,926	$7,569,537
Short-term investments	1,502,282	1,501,554
Royalty receivables, net of reserves of $305,171 in
2015 and 2014	1,154,442	1,175,218
Prepaid expenses and other current assets	78,773	121,252
Total current assets	9,262,423	10,367,561

Fixed assets, net	827,808	660,201
Long-term investments	1,505,179	1,503,525
Deposits and other assets	33,567	33,567
Total assets	$11,628,977	$12,564,854

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$148,660	$159,312
Accrued expenses and other	267,966	323,372
Deferred revenue	32,722	-
Total current liabilities	449,348	482,684

Shareholders’ equity:
Common stock, par value $0.0001 per share;
authorized 100,000,000 shares, issued and outstanding
23,975,846 and 23,924,465 shares for 2015 and 2014	2,397	2,392
Additional paid-in capital	110,524,311	110,210,480
Accumulated deficit	(99,347,079)	(98,130,702)
Total shareholders’ equity	11,179,629	12,082,170

Total liabilities and shareholders’ equity	$11,628,977	$12,564,854

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED
Consolidated Statements of Operations
(Unaudited)

	Three months ended
	March 31, 2015	March 31, 2014
Fee income	$379,398	$308,347

Operating expenses	1,172,537	1,037,160
Research and development	434,454	449,813
Total Expenses	1,606,991	1,486,973

Operating loss	(1,227,593)	(1,178,626)

Net investment income	11,216	8,641
Net loss	$(1,216,377)	$(1,169,985)

Basic and diluted net loss
per common share	$(0.05)	$(0.05)

Weighted average number of
common shares outstanding	23,944,144	23,117,229

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
	March 31, 2015	March 31, 2014
Cash flows from operating activities:
Net loss	$(1,216,377)	$(1,169,985)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	8,617	6,075
Stock-based compensation	67,963	73,256
Change in assets and liabilities:
Royalty receivables	20,776	6,732
Prepaid expenses and other current assets	42,479	43,937
Deferred revenue	32,722	31,250
Accounts payable and accrued expenses	(66,058)	202,533
Net cash used in operating activities	(1,109,878)	(806,202)

Cash flows from investing activities:
Purchases of fixed assets	(176,224)	(43,245)
Change in investments	(2,382)	(1,040)
Net cash used in investing activities	(178,606)	(44,285)

Cash flows from financing activities:
Net proceeds from exercise of options and warrants	245,873	82,288
Net cash provided by financing activities	245,873	82,288

Net decrease in cash and cash equivalents	(1,042,611)	(768,199)

Cash and cash equivalents at beginning of year	7,569,537	5,866,123
Cash and cash equivalents at end of year	$6,526,926	$5,097,924

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED
Notes to Consolidated Financial Statements
March 31, 2015
(Unaudited)

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K relating to Research Frontiers Incorporated (the “Company”) for the fiscal year ended December 31, 2014.

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

Fee Income

Fee income represents amounts earned by the Company under various license and other agreements relating to technology developed by the Company. During the first three months of 2015, three licensees accounted for 10% or more of fee income of the Company; these licensees accounted for approximately 41%, 18% and 13% respectively of fee income recognized during such period. During the first three months of 2014, two licensees accounted for 10% or more of fee income of the Company; these licensees accounted for approximately 47% and 11% respectively of fee income recognized during this period.

Stock-Based Compensation

During the quarter ended September 30, 2014, it was noted that the Company was applying the expected term of warrants granted in 2009 to certain consultants, rather than the contractual term, which is required by GAAP. The result of using contractual terms of the warrants was an increase to previously reported consultant compensation charges included in Operating Expenses in the Company’s Consolidated Statement of Operations. The impact of this change to the prior period is not considered material to the period presented. As a consequence, the Company revised its financial presentation for the quarter ended March 31, 2014 in which consultant compensation charges have been increased by $20,922. This adjustment had no impact on the Company’s use of cash or cash flow.

GAAP requires that all stock-based compensation be recognized as an expense in the financial statements and that such costs be measured at the fair value of the award.

The Company has granted options/warrants to consultants. These awards generally vest ratably over 12 to 60 months from the date of grant and the Company charges to operations quarterly the current market value of the options using the Black-Scholes method. During the three months ended March 31, 2015 and 2014 a charge (benefit) of $10,007 and ($58,388) respectively, and was recorded to operations reflecting the fair value of the options using the Black-Scholes method with the following weighted average assumptions:

	2015	2014
Risk free interest rate	1.7%	1.7%
Option Life	8.9 years	5.4 years
Volatility	65%	62%

The Company did not grant any stock options to employees and directors during the three months ended March 31, 2015 and 2014.

In connection with the restricted stock grants to employees and directors, the Company charged $57,956 and $131,644 to operations during the three months ended March 31, 2015 and 2014 respectively. As of March 31, 2015, remaining unamortized compensation costs in connection with these restricted stock grants was $173,900 which will be recognized over the next nine month period.

Income Taxes

Since inception, the Company has incurred losses from operations and as a result has not recorded income tax expense. Benefits related to net operating loss carryforwards and deferred items have been fully reserved since it was not more likely than not that the Company would achieve profitable operations.

Equity

The Company did not sell any equity securities during the three months ended March 31, 2015 and 2014. The Company received proceeds of $245,873 and $82,288 during the three months ended March 31, 2015 and 2014, respectively, in connection with stock issued by the exercise of options and warrants previously granted.

Treasury Stock

The Company did not repurchase any of its stock during the three months ended March 31, 2015 and 2014.

Investments

The Company classifies investments in marketable securities as trading, available-for-sale or held-to-maturity at the time of purchase and periodically re-evaluates such classifications. Trading securities are carried at fair value, with unrealized holding gains and losses included in earnings. Held-to-maturity securities are recorded at cost and are adjusted for the amortization or accretion of premiums or discounts over the life of the related security. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss) until realized. In determining realized gains and losses, the cost of securities sold is based on the specific identification method. Interest and dividends on the investments are accrued at the balance sheet date. At March 31, 2015 and December 31, 2014 all investments were classified as held to maturity and consisted of the following:

		March 31, 2015	December 31, 2014
Certificates of Deposit	Maturity	Value of Held to Maturity Investment	Value of Held to Maturity Investment
Investment	Date	(based on cost)	(based on cost)
$1,501,554	August 27, 2015	$1,502,282	$1,501,554
1,503,525	August 27, 2016	1,505,179	1,503,525
		$3,007,461	$3,005,079

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

Financial assets accounted for at fair value on a recurring basis at March 31, 2015 include cash, cash equivalents and investments of approximately $9.5 million. These assets are carried at fair value based on quoted market prices for identical securities (Level 1 inputs).

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Critical Accounting Policies

The following accounting policies are important to understanding our financial condition and results of operations and should be read as an integral part of the discussion and analysis of the results of our operations and financial position. For additional accounting policies, see note 2 to our consolidated financial statements, “Summary of Significant Accounting Policies” in our Form 10-K report for the period ending December 31, 2014.

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

Results of Operations

Three months ended March 31, 2015 Compared to the Three months ended March 31, 2014

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

The Company’s fee income from licensing activities for the three months ended March 31, 2015 was $379,398, as compared to $308,347 for the three months ended March 31, 2014. In the first quarter of 2015, the Company began receiving royalty revenues for fiscal 2015 from sales of the Magic Sky Control option on the S-Class in excess of minimum annual royalty levels for one of our licensees which therefore will be accretive to the Company’s royalty revenue. Most of the increase in fee income during this period was a result of an increase in automotive fee income from the new Mercedes-Benz S-Class Coupe and Mercedes-Benz S-Class Maybach, both of which offer the Magic Sky Control panoramic roof option using the Company’s SPD-SmartGlass technology. This increase in fee income is expected to continue as other higher unit volume car models become available using the Company’s SPD-SmartGlass technology. The Company also received royalties from another one of our licensees in excess of minimum annual royalty levels from sales of the Magic Sky Control option on the SLK and SL vehicles which also are accretive to the Company’s royalty revenues. Royalty activity from the SLK and SL vehicles, however, have been declining due to (A) lower productions levels of these roadsters which are typical for cars several years after their redesign, and (B) cost reductions in the price of SPD-SmartGlass due to production efficiencies and higher production volumes, and (C) exchange rate fluctuations. Production efficiencies are expected to continue and accelerate with the introduction of the higher vehicle production volumes for various car models going forward, and the Company expects that lower pricing per square foot of the Company’s technology could expand the market opportunities, adoption rates, and revenues for its technology in automotive and non-automotive applications.

Operating expenses increased by $135,377 for the three months ended March 31, 2015 to $1,172,537 from $1,037,160 for the three months ended March 31, 2014. This increase was principally the result of higher payroll and related costs ($68,000) as well as higher professional fees ($36,000), marketing and investor relations costs ($24,000) and insurance costs ($17,000).

Research and development expenditures decreased by $15,359 to $434,454 for the three months ended March 31, 2015 from $449,813 for the three months ended March 31, 2014. This decrease was principally the result of lower non-cash compensation charges related to common stock granted to employees ($15,000) primarily due to timing of the Company’s annual grant, as well as lower payroll costs ($16,000) and lower allocated facility costs ($11,000) partially offset by higher insurance ($13,000) and materials costs ($11,000).

The Company’s net investment income for the three months ended March 31, 2015 was $11,216 compared to $8,641 earned for the three months ended March 31, 2014.

As a consequence of the factors discussed above, the Company’s net loss was $1,216,377 ($0.05 per common share) for the three months ended March 31, 2015 as compared to $1,169,985 ($0.05 per common share) for the three months ended March 31, 2014.

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

During the three months ended March 31, 2015, the Company’s cash and cash equivalents balance decreased by $1,042,611. The decline was mainly due to cash used for operations of $1,109,878 and the purchase of fixed assets of $176,224 partially offset by cash of $245,873 received from the exercise of stock options and warrants. As of March 31, 2015 the Company had working capital (total current assets less total current liabilities) of $8,813,075 and total shareholder’s equity of $11,179,629.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information required by Item 3 has been disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. There has been no material change in the disclosure regarding market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We designed our disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2015, and, based on their evaluation, have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 5, 2015