Form 10-Q
period 2015-06-30
RESEARCH FRONTIERS INC
filed 2015-08-04
CIK 793524

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2015    Commission File No.  1-9399

   RESEARCH FRONTIERS INCORPORATED
(Exact name of registrant as specified in charter)

Delaware	11-2103466
(State of incorporation or organization)	(IRS Employer
Identification No.)

240 Crossways Park Drive, Woodbury, N.Y.	11797
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 4, 2015, there were outstanding 24,030,846 shares of Common Stock, par value $0.0001 per share.

RESEARCH FRONTIERS INCORPORATED
Consolidated Balance Sheets

	June 30	December 31
	2015	2014
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$5,594,919	$7,569,537
Short-term investments	1,503,790	1,501,554
Royalty receivables, net of reserves of $305,171 in
2015 and 2014	1,727,282	1,175,218
Prepaid expenses and other current assets	94,656	121,252
Total current assets	8,920,647	10,367,561

Fixed assets, net	927,056	660,201
Long-term investments	1,508,604	1,503,525
Deposits and other assets	33,567	33,567
Total assets	$11,389,874	$12,564,854

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$100,390	$159,312
Accrued expenses and other	265,704	323,372
Deferred revenue	22,722	-
Total current liabilities	388,816	482,684

Shareholders’ equity:
Common stock, par value $0.0001 per share;
authorized 100,000,000 shares, issued and outstanding
24,030,846 and 23,924,465 shares for 2015 and 2014	2,403	2,392
Additional paid-in capital	110,827,022	110,210,480
Accumulated deficit	(99,828,367)	(98,130,702)
Total shareholders’ equity	11,001,058	12,082,170

Total liabilities and shareholders’ equity	$11,389,874	$12,564,854

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Consolidated Statements of Operations

(Unaudited)

	Six months ended		Three months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Fee income	$1,182,891	$703,967	$803,494	$395,619

Operating expenses	2,134,264	2,233,606	961,727	1,196,445
Research and development	768,972	799,440	334,518	349,627
Total Expenses	2,903,236	3,033,046	1,296,245	1,546,072

Operating loss	(1,720,345)	(2,329,079)	(492,751)	(1,150,453)

Net investment income	22,680	17,236	11,464	8,595
Net loss	$(1,697,665)	$(2,311,843)	$(481,287)	$(1,141,858)

Basic and diluted net loss
per common share	$(0.07)	$(0.10)	$(0.02)	$(0.05)

Weighted average number of
common shares outstanding	23,975,197	23,337,166	24,005,909	23,554,685

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
	June 30, 2015	June 30, 2014
Cash flows from operating activities:
Net loss	$(1,697,665)	$(2,311,843)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	43,941	12,218
Stock-based compensation	125,930	329,067
Change in assets and liabilities:
Royalty receivables	(552,064)	(175,015)
Prepaid expenses and other current assets	26,596	71,476
Deferred revenue	22,722	(2,500)
Accounts payable and accrued expenses and other	(116,590)	167,873
Net cash used in operating activities	(2,147,130)	(1,908,724)

Cash flows from investing activities:
Purchases of fixed assets	(310,796)	(44,520)
Change in investments	(7,315)	(2,545)
Net cash used in investing activities	(318,111)	(47,065)

Cash flows from financing activities:
Net proceeds from sale of common stock	-	3,278,250
Net proceeds from exercise of options and warrants	490,623	304,788
Net cash provided by financing activities	490,623	3,583,038

Net (decrease) increase in cash and cash equivalents	(1,974,618)	1,627,249

Cash and cash equivalents at beginning of year	7,569,537	5,866,123
Cash and cash equivalents at end of period	$5,594,919	$7,493,372

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED
Notes to Consolidated Financial Statements
June 30, 2015
(Unaudited)

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K relating to Research Frontiers Incorporated (the “Company”) for the fiscal year ended December 31, 2014.

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

The Company has historically utilized its cash and the proceeds from the sale of its investments to fund its research and development of SPD light valves, for marketing initiatives, and for other working capital purposes. The Company’s working capital and capital requirements depend upon numerous factors, including the results of research and development activities, competitive and technological developments, the timing and cost of patent filings, and the development of new licensees and changes in the Company’s relationships with its existing licensees. The degree of dependence of the Company’s working capital requirements on each of the forgoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements; the addition of new licensees may provide additional working capital or working capital requirements, and changes in relationships with existing licensees would have a favorable or negative impact depending on the nature of such changes. There can be no assurance that expenditures will not exceed the anticipated amounts or that additional financing, if required, will be available when needed or, if available, that’s its terms will be favorable or acceptable to the Company. Eventual success of the Company and generation of positive cash flow will be dependent upon the commercialization of products using the Company’s technology by the Company’s licensees and payments of continuing royalties on account thereof. To date, the Company has not generated sufficient revenue from its licensees to fully fund its operations.

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

Fee Income

Fee income represents amounts earned by the Company under various license and other agreements relating to technology developed by the Company. During the first six months of 2015, two licensees accounted for 10% or more of fee income of the Company; these licensees accounted for approximately 30% and 14%, respectively of fee income recognized during this period. In addition, during the six months ended June 30, 2015, approximately 23% of revenues related to fees generated by a large architectural glass project. During the first six months of 2014, two licensees accounted for 10% or more of fee income of the Company; these licensees accounted for approximately 41% and 10%, respectively of fee income recognized during such period.

Stock-Based Compensation

During the quarter ended September 30, 2014, it was noted that the Company was applying the expected term of warrants granted in 2009 to certain consultants, rather than the contractual term, which is required by GAAP. The result of using contractual terms of the warrants was an increase to previously reported consultant compensation charges included in Operating Expenses in the Company’s Consolidated Statement of Operations. The impact of this change to the prior period is not considered material to the period presented. As a consequence, the Company revised its financial presentation for the three and six months ended June 30, 2014 in which consultant compensation charges have been increased by $124,747 and $145,669, respectively. This adjustment had no impact on the Company’s use of cash or cash flow.

GAAP requires that all stock-based compensation be recognized as an expense in the financial statements and that such costs be measured at the fair value of the award.

The Company has granted options/warrants to consultants. These awards generally vest ratably over 12 to 60 months from the date of grant and the Company charges to operations quarterly the current market value of the options using the Black-Scholes method. During the six months ended June 30, 2015 and 2014, a charge of $10,007 and $65,780, respectively, and during the three months ended June 30, 2015 and 2014, $0 and $124,167, respectively was recorded to operations reflecting the fair value of the options using the Black-Scholes method with the following weighted average assumptions:

	2015	2014
Risk free interest rate	1.7%	1.7%
Option Life	8.9 years	5.5 years
Volatility	65%	58%

The Company did not grant any stock options to employees and directors during the three and six months ended June 30, 2015 and 2014.

In connection with the restricted stock grants to employees and directors, the Company charged $57,967 and $131,644 to operations during the three months ended June 30, 2015 and 2014, respectively and $115,923 and $263,287 was charged to operations during the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, remaining unamortized compensation costs in connection with these restricted stock grants was $116,000 which will be recognized over the next 6 month period.

Income Taxes

Since inception, the Company has incurred losses from operations and as a result has not recorded income tax expense. Benefits related to net operating loss carryforwards and deferred items have been fully reserved since it was not more likely than not that the Company would achieve profitable operations.

Equity

In May 2014, under an existing shelf registration statement, the Company sold 750,000 shares of common stock to a current institutional shareholder, Kevin Douglas and his related parties. Net proceeds from the offering were $3,278,250 which the Company has used for working capital and general corporate purposes. The Company did not sell any additional equity securities during the six months ended June 30, 2014.

The Company received proceeds of $490,623 and $304,788 during the six months ended June 30, 2015 and 2014, respectively, in connection with stock issued by the exercise of options and warrants.

Treasury Stock

The Company did not repurchase any of its stock during the six months ended June 30, 2015 and 2014.

Investments

The Company classifies investments in marketable securities as trading, available-for-sale or held-to-maturity at the time of purchase and periodically re-evaluates such classifications. Trading securities are carried at fair value, with unrealized holding gains and losses included in earnings. Held-to-maturity securities are recorded at cost and are adjusted for the amortization or accretion of premiums or discounts over the life of the related security. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss) until realized. In determining realized gains and losses, the cost of securities sold is based on the specific identification method. Interest and dividends on the investments are accrued at the balance sheet date. At June 30, 2015 and December 31, 2014 all investments were classified as held to maturity and consisted of the following:

		June 30, 2015	December 31, 2014
Certificates of Deposit	Maturity	Value of Held to Muturity Investment	Value of Held to Muturity Investment
Investment	Date	(based on cost)	(based on cost)
$1,501,554	August 27, 2015	$1,503,790	$1,501,554
1,503,525	August 27, 2016	1,508,604	1,503,525
		$3,012,394	$3,005,079

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

Financial assets accounted for at fair value on a recurring basis at June 30, 2015 include cash, cash equivalents and short term investments of approximately $8.6 million. These assets are carried at fair value based on quoted market prices for identical securities (Level 1 inputs).

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

Six months ended June 30, 2015 Compared to the Six months ended June 30, 2014

The Company’s fee income from licensing activities for the six months ended June 30, 2015 increased by $478,924 (68%) to $1,182,891 from $703,967 for the six months ended June 30, 2014. In the first quarter of 2015, the Company began receiving royalty revenues for fiscal 2015 from sales of the Magic Sky Control option on the S-Class in excess of minimum annual royalty levels for one of our licensees which therefore will be accretive to the Company’s royalty revenue. Most of the increase in fee income during this period was a result of an increase in automotive fee income from the new Mercedes-Benz S-Class Coupe and Mercedes-Benz S-Class Maybach, both of which offer the Magic Sky Control panoramic roof option using the Company’s SPD-SmartGlass technology. This increase in fee income is expected to continue as other higher unit volume car models become available using the Company’s SPD-SmartGlass technology. Fee income for the first six months of fiscal year 2015 did not include any royalties relating to the production of the Mercedes-Benz S-Class long wheelbase sedan (V222). Production of the V222 roof using the Company’s technology is expected to begin in the third quarter of fiscal 2015. The Company also received royalties from another one of our licensees in excess of minimum annual royalty levels from sales of the Magic Sky Control option on the SLK and SL vehicles which also are accretive to the Company’s royalty revenues. Royalty activity from the SLK and SL vehicles, however, have been declining due to (A) lower productions levels of these roadsters which are typical for cars several years after their redesign, and (B) cost reductions in the price of SPD-SmartGlass due to production efficiencies and higher production volumes, and (C) exchange rate fluctuations. Production efficiencies are expected to continue and accelerate with the introduction of the higher vehicle production volumes for various car models going forward, and the Company expects that lower pricing per square foot of the Company’s technology could expand the market opportunities, adoption rates, and revenues for its technology in automotive and non-automotive applications. In addition, during the six months ended June 30, 2015, the Company recorded revenues of $275,000 related to fees generated from a large architectural glass project.

Operating expenses decreased by $98,658 for the six months ended June 30, 2015 to $2,134,948 from $2,233,606 for the six months ended June 30, 2014. This decrease was principally the result of lower non-cash compensation charges related to common stock options to employees ($118,000) primarily due to timing of the Company’s annual grant, as well as lower patent ($41,000) and stock listing/registration costs ($14,000) partially offset by higher investor relations/marketing costs ($85,000).

Research and development expenditures decreased by $30,468 to $768,972 for the six months ended June 30, 2015 from $799,440 for the six months ended June 30, 2014. This decrease was principally the result of lower non-cash compensation charges related to common stock and options granted to employees ($30,000) primarily due to timing of the Company’s annual grant.

The Company’s net investment income for the six months ended June 30, 2015 was $22,680 compared to $17,236 earned for the six months ended June 30, 2014.

As a consequence of the factors discussed above, the Company’s net loss was $1,697,665 ($0.07 per common share) for the six months ended June 30, 2015 as compared to $2,311,843 ($0.10 per common share) for the six months ended June 30, 2014.

Three months ended June 30, 2015 Compared to the Three months ended June 30, 2014

The Company’s fee income from licensing activities for the three months ended June 30, 2015 increased by $407,875 (103%) to $803,494 from $395,619 for the three months ended June 30, 2014. Fee income increased primarily due to revenue of $275,000 recorded from fees generated from a large architectural glass project as well as increased royalties from automotive products. Fee income for the second quarter of fiscal year 2015 did not include any royalties relating to the production of the Mercedes-Benz S-Class long wheelbase sedan (V222). Production of the V222 roof using the Company’s technology is expected to begin in the third quarter of fiscal 2015.

Operating expenses decreased by $234,718 for the three months ended June 30, 2015 to $961,727 from $1,196,445 for the three months ended June 30, 2014. This decrease was principally the result of lower non-cash compensation charges related to common stock, option and warrant grants to consultants, directors and employees ($184,000) due to timing of the Company’s annual grant to employees as well as lower charges related to grants consultants and lower patent costs ($51,000).

Research and development expenditures decreased by $15,109 to $334,518 for the three months ended June 30, 2015 from $349,627 for the three months ended June 30, 2014. This decrease was principally the result of lower non-cash compensation charges related to common stock and options granted to employees ($15,000) primarily due to timing of the Company’s annual grant.

The Company’s net investment income for the three months ended June 30, 2015 was $11,464 compared to $8,595 earned for the three months ended June 30, 2014.

As a consequence of the factors discussed above, the Company’s net loss was $481,287 ($0.02 per common share) for the three months ended June 30, 2015 as compared to $1,141,858 ($0.05 per common share) for the three months ended June 30, 2014.

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

During the six months ended June 30, 2015, the Company’s cash and cash equivalents balance decreased by $1,974,618. The decrease was mainly due to cash used for operations of $2,147,130 and the purchase of fixed assets of $310,796 partially offset by proceeds of $490,623 from the exercise of options and warrants. As of June 30, 2015 the Company had working capital (total current assets less total current liabilities) of $8,531,831 and total shareholder’s equity of $11,001,058.

The Company expects to use its cash to fund its research and development of SPD light valves, its expanded marketing initiatives, and for other working capital purposes. The Company’s working capital and capital requirements depend upon numerous factors, including the results of research and development activities, competitive and technological developments, the timing and cost of patent filings, the development of new licensees and changes in the Company’s relationships with its existing licensees. The degree of dependence of the Company’s working capital requirements on each of the foregoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements; the addition of new licensees may provide additional working capital or working capital requirements, and changes in relationships with existing licensees would have a favorable or negative impact depending upon the nature of such changes. Based upon existing levels of cash expenditures, existing cash reserves and budgeted revenues, the Company believes that it would not require additional funding for the foreseeable future. There can be no assurances that expenditures will not exceed the anticipated amounts or that additional financing, if required, will be available when needed or, if available, that its terms will be favorable or acceptable to the Company. Eventual success of the Company and generation of positive cash flow will be dependent upon the extent of commercialization of products using the Company’s technology by the Company’s licensees and payments of continuing royalties on account thereof. To date the Company has not generated sufficient revenue from licensees to fully fund its operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information required by Item 3 has been disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. There has been no material change in the disclosure regarding market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We designed our disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2015, and, based on their evaluation, have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the six months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 4, 2015