Form 10-Q
period 2015-09-30
RESEARCH FRONTIERS INC
filed 2015-11-04
CIK 793524

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2015    Commission File No.  1-9399

   RESEARCH FRONTIERS INCORPORATED
(Exact name of registrant as specified in charter)

Delaware	11-2103466
(State of incorporation or organization)	(IRS Employer
Identification No.)

240 Crossways Park Drive, Woodbury, N.Y.	11797
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 3, 2015, there were outstanding 24,043,846 shares of Common Stock, par value $0.0001 per share.

RESEARCH FRONTIERS INCORPORATED
Consolidated Balance Sheets

	September 30,	December 31,
	2015	2014
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$6,427,835	$7,569,537
Short-term investments	1,511,191	1,501,554
Royalty receivables, net of reserves of $305,171 in
2015 and 2014	1,767,472	1,175,218
Prepaid expenses and other current assets	77,250	121,252
Total current assets	9,783,748	10,367,561

Fixed assets, net	881,195	660,201
Long-term investments	-	1,503,525
Deposits and other assets	33,567	33,567
Total assets	$10,698,510	$12,564,854

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$79,293	$159,312
Accrued expenses and other	273,012	323,372
Deferred revenue	10,000	-
Total current liabilities	362,305	482,684

Shareholders’ equity:
Common stock, par value $0.0001 per share;
authorized 100,000,000 shares, issued and outstanding
24,040,846 and 23,924,465 shares for 2015 and 2014	2,404	2,392
Additional paid-in capital	110,929,488	110,210,480
Accumulated deficit	(100,595,687)	(98,130,702)
Total shareholders’ equity	10,336,205	12,082,170

Total liabilities and shareholders’ equity	$10,698,510	$12,564,854

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Consolidated Statements of Operations

(Unaudited)

	Nine months ended		Three months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Fee income	$1,628,736	$1,156,904	$445,846	$452,937

Operating expenses	3,029,386	3,011,681	895,123	778,075
Research and development	1,096,420	1,123,746	327,448	324,306
Total Expenses	4,125,806	4,135,427	1,222,571	1,102,381

Operating loss	(2,497,070)	(2,978,523)	(766,725)	(649,444)

Net investment income	32,085	26,874	9,405	9,638
Net loss	$(2,464,985)	$(2,951,649)	$(767,320)	$(639,806)

Basic and diluted net loss
per common share	$(0.10)	$(0.13)	$(0.03)	$(0.03)

Weighted average number of
common shares outstanding	24,037,042	23,535,083	23,996,038	23,924,465

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	September 30, 2015	September 30, 2014
Cash flows from operating activities:
Net loss	$(2,464,985)	$(2,951,649)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	91,949	22,803
Stock-based compensation	183,897	426,809
Change in assets and liabilities:
Royalty receivables	(592,254)	(354,465)
Prepaid expenses and other current assets	44,002	47,526
Deferred revenue	10,000	(8,750)
Accounts payable and accrued expenses	(130,379)	120,272
Net cash used in operating activities	(2,857,770)	(2,697,454)

Cash flows from investing activities:
Purchases of fixed assets	(312,943)	(109,817)
Change in investments	1,493,888	(3,003,915)
Net cash provided by (used in) investing activities	1,180,945	(3,113,732)

Cash flows from financing activities:
Net proceeds from sale of common stock	-	3,278,250
Net proceeds from exercise of options and warrants	535,123	304,788
Net cash provided by (used in) financing activities	535,123	3,583,038

Net decrease in cash and cash equivalents	(1,141,702)	(2,228,148)

Cash and cash equivalents at beginning of year	7,569,537	5,866,123
Cash and cash equivalents at end of period	$6,427,835	$3,637,975

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED
Notes to Consolidated Financial Statements
September 30, 2015
(Unaudited)

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K relating to Research Frontiers Incorporated (the “Company”) for the fiscal year ended December 31, 2014.

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

Fee Income

Fee income represents amounts earned by the Company under various license and other agreements relating to technology developed by the Company. During the first nine months of 2015, two licensees accounted for 10% or more of fee income of the Company; these licensees accounted for approximately 33% and 15% respectively of fee income recognized during this period. In addition, during the nine months ended September 30, 2015, approximately 17% of revenues related to a fee received due to the Company’s participation in the Milan 2015 Expo and no such income from this project was recorded in the comparable period. During the first nine months of 2014, one licensee accounted for 10% or more of fee income of the Company; this licensee accounted for approximately 38%, of fee income recognized during such period.

Stock-Based Compensation

GAAP requires that all stock-based compensation be recognized as an expense in the financial statements and that such costs be measured at the fair value of the award.

The Company has granted options/warrants to consultants. These awards generally vest ratably over 12 to 60 months from the date of grant and the Company charges to operations quarterly the current market value of the options using the Black-Scholes method. During the nine months ended September 30, 2015 and 2014, a charge (benefit) of $10,007 and $31,879, respectively, and during the three months ended September 30, 2015 and 2014, $0 and $(33,901), respectively was recorded to operations reflecting the fair value of the options using the Black-Scholes method with the following weighted average assumptions:

	2015	2014
Risk free interest rate	1.7%	1.7%
Option Life	8.9 years	5.2 years
Volatility	65%	55%

The Company did not grant any stock options to employees and directors during the three and nine months ended September 30, 2015 and 2014.

In connection with the restricted stock grants to employees and directors, the Company charged $57,967 and $131,643 to operations during the three months ended September 30, 2015 and 2014, respectively and $173,890 and $394,930 was charged to operations during the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, remaining unamortized compensation costs in connection with these restricted stock grants was $58,000 which will be recognized over the next three month period.

Income Taxes

Since inception, the Company has incurred losses from operations and as a result has not recorded income tax expense. Benefits related to net operating loss carryforwards and deferred items have been fully reserved since it was not more likely than not that the Company would achieve profitable operations.

Equity

In May 2014, under an existing shelf registration statement, the Company sold 750,000 shares of common stock to a current institutional shareholder, Kevin Douglas and his related parties. Net proceeds from the offering were $3,278,250 which the Company intends to use for working capital and general corporate purposes. The Company did not sell any additional equity securities during the nine months ended September 30, 2015.

The Company received proceeds of $535,123 and $304,788 during the nine months ended September 30, 2015 and 2014, respectively, in connection with stock issued by the exercise of options and warrants.

Treasury Stock

The Company did not repurchase any of its stock during the nine months ended September 30, 2015 and 2014.

Investments

The Company classifies investments in marketable securities as trading, available-for-sale or held-to-maturity at the time of purchase and periodically re-evaluates such classifications. Trading securities are carried at fair value, with unrealized holding gains and losses included in earnings. Held-to-maturity securities are recorded at cost and are adjusted for the amortization or accretion of premiums or discounts over the life of the related security. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss) until realized. In determining realized gains and losses, the cost of securities sold is based on the specific identification method. Interest and dividends on the investments are accrued at the balance sheet date. At September 30, 2015 and December 31, 2014 all investments were classified as held to maturity and consisted of the following:

		September 30, 2015	December 31, 2014
Certificates of Deposit	Maturity	Value of Held to Maturity Investment	Value of Held to Maturity Investment
Investment	Date	(based on cost)	(based on cost)
$1,501,554	August 27, 2015	$-	$1,501,554
1,503,525	August 27, 2016	1,511,191	1,503,525
		$1,511,191	$3,005,079

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

Financial assets accounted for at fair value on a recurring basis at September 30, 2015 include cash, cash equivalents and investments of approximately $7.9 million. These assets are carried at fair value based on quoted market prices for identical securities (Level 1 inputs).

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

Nine months ended September 30, 2015 Compared to the Nine months ended September 30, 2014

The Company’s fee income from licensing activities for the nine months ended September 30, 2015 increased to $1,628,736 from $1,156,904 for the nine months ended September 30, 2014. In the first quarter of 2015, the Company began receiving royalty revenues for fiscal 2015 from sales of the Magic Sky Control option on the S-Class in excess of minimum annual royalty levels for one of our licensees which therefore will be accretive to the Company’s royalty revenue. Most of the increase in fee income during this period was a result of an increase in automotive fee income from the new Mercedes-Benz S-Class Coupe and Mercedes-Benz S-Class Maybach, both of which offer the Magic Sky Control panoramic roof option using the Company’s SPD-SmartGlass technology. In addition, the higher unit volume Mercedes-Benz S-Class long wheelbase sedan (V222) began production toward the end of the third quarter of 2015, and this is expected to have a more positive impact on royalty income starting in the fourth quarter of 2015 when a full quarter of production of glass for the V222 S Class Sedan is included. The Company also received royalties from another one of our licensees in excess of minimum annual royalty levels from sales of the Magic Sky Control option on the SLK and SL vehicles which also are accretive to the Company’s royalty revenues. Royalty activity from the SLK and SL vehicles, however, have been declining due to (A) lower productions levels of these roadsters which are typical for cars several years after their redesign, and (B) cost reductions in the price of SPD-SmartGlass due to production efficiencies and higher production volumes, and (C) exchange rate fluctuations. Production efficiencies are expected to continue and accelerate with the introduction of the higher vehicle production volumes for various car models going forward, and the Company expects that lower pricing per square foot of the Company’s technology could expand the market opportunities, adoption rates, and revenues for its technology in automotive and non-automotive applications. In addition, during the nine months ended September 30, 2015, the Company recorded revenues of $275,000 related to a fee received due to the Company’s participation in the Milan 2015 Expo.

Operating expenses increased by $17,705 for the nine months ended September 30, 2015 to $3,029,386 from $3,011,681 for the nine months ended September 30, 2014. This increase was the result of higher depreciation charges ($67,000) relating to depreciation on trade show displays as well as higher insurance ($20,000) and travel ($21,000) costs partially offset by lower payroll costs ($99,000). Included in payroll costs are non-cash compensation charges of $153,000 and $330,000 for the nine months ended September 30, 2015 and 2014, respectively, related to grants of common stock and options to employees.

Research and development expenditures decreased by $27,326 to $1,096,420 for the nine months ended September 30, 2015 from $1,123,746 for the nine months ended September 30, 2014. This decrease was principally the result of lower non-cash compensation charges related to common stock and options granted to employees ($44,000) primarily due to timing of the Company’s annual grant, partially offset by higher allocated insurance costs ($21,000).

The Company’s net investment income for the nine months ended September 30, 2015 was $32,085 compared to $26,874 earned for the nine months ended September 30, 2014.

As a consequence of the factors discussed above, the Company’s net loss was $2,464,985 ($0.10 per common share) for the nine months ended September 30, 2015 as compared to $2,951,649 ($0.13 per common share) for the nine months ended September 30, 2014.

Three months ended September 30, 2015 Compared to the Three months ended September 30, 2014

The Company’s fee income from licensing activities for the three months ended September 30, 2015 decreased to $445,846 from $452,937 for the three months ended September 30, 2014. In addition, the higher unit volume Mercedes-Benz S-Class long wheelbase sedan (V222) began production toward the end of the third quarter of 2015, and this is expected to have a more positive impact on royalty income starting in the fourth quarter of 2015 when a full quarter of production of glass for the V222 S Class Sedan is included.

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

Operating expenses increased by $117,048 for the three months ended September 30, 2015 to $895,123 from $778,075 for the three months ended September 30, 2014. This increase was principally the result of higher marketing/investor relations cost ($69,000) as well as higher depreciation ($38,000) relating to depreciation on trade show displays and higher patent/legal costs ($8,000).

Research and development expenditures increased by $3,142 to $327,448 for the three months ended September 30, 2015 from $324,306 for the three months ended September 30, 2014. This increase was principally the result of higher allocated facility costs ($11,000) partially offset by lower payroll costs ($7,000).

The Company’s net investment income for the three months ended September 30, 2015 was $9,405 compared to $9,638 earned for the three months ended September 30, 2014.

As a consequence of the factors discussed above, the Company’s net loss was $767,320 ($0.03 per common share) for the three months ended September 30, 2015 as compared to $639,806 ($0.03 per common share) for the three months ended September 30, 2014.

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

During the nine months ended September 30, 2015, the Company’s cash and cash equivalents balance decreased by $1,141,702. The decrease was mainly due to cash used for operations of $2,857,770, the purchase of fixed assets of $312,943, proceeds from short term investments of $1,493,888, and by the proceeds from the exercise of options and warrants of $535,123. As of September 30, 2015 the Company had working capital (total current assets less total current liabilities) of $9,421,443 and total shareholder’s equity of $10,336,205.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We designed our disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2015, and, based on their evaluation, have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the nine months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 4, 2015