Form 10-K
period 2015-12-31
RESEARCH FRONTIERS INC
filed 2016-03-10
CIK 793524

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of
THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015	Commission File Number 1-9399

RESEARCH FRONTIERS INCORPORATED
(Exact name of registrant as specified in its charter)

DELAWARE	11-2103466
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

240 CROSSWAYS PARK DRIVE
WOODBURY, NEW YORK	11797-2033
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (516) 364-1902

Securities registered pursuant to Section 12(b) of the Act:	Name of Exchange

Title of Class	on Which Registered
Common Stock, $0.0001 Par Value	The NASDAQ Stock
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter), computed based on the closing sale price of $5.34 was $91,564,243. In making this computation, all direct and indirect shares known to be owned by directors and executive officers of the Company and all direct and indirect shares known to be owned by other persons holding in excess of 5% of the Company’s common stock have been deemed held by “affiliates” of the Company, and awards of restricted stock subject to vesting are assumed to have been fully issued and outstanding. Nothing herein shall prejudice the right of the Company or any such person to deny that any such director, executive officer, or stockholder is an “affiliate.”

On March 7, 2016 the registrant had 24,043,846 shares of Common Stock outstanding.

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

General:

As used herein, “we,” “us,” “our,” the “Company” or “Research Frontiers” means Research Frontiers Incorporated unless otherwise indicated. Research Frontiers operates in a single business segment which is engaged in the development and marketing of technology and devices to control the flow of light (see Note 1). We develop and license our patented suspended particle device (“SPD-Smart”) light-control technology to other companies that manufacture and/or market the: (i) SPD-Smart chemical emulsion, (ii) light-control film made from the chemical emulsion, (iii) the light-control panels made by laminating the film, (iv) electronics to power end-products incorporating the film, or (v) lamination services for, and the end-products themselves such as “smart” windows, skylights and sunroofs. Research Frontiers currently has over 40 companies that, in the aggregate, are licensed to primarily serve four major SPD-Smart application areas (aerospace, architectural, automotive and marine products) in every country of the world. In addition, in 2013 we launched our VariGuard business unit that markets and sells SPD-Smart products directly to customers for specialty uses such as the protection of artwork and light-sensitive documents in museums and private collections.

The Company has entered into a number of license agreements covering its light control technology. During 2015, three licensees accounted for 33%, 15%, and 9%, respectively, of fee income recognized for the year. In addition, during the year ended December 31, 2015, approximately 14% of revenues related to fees generated by a large architectural glass project. During 2014, five licensees accounted for 36%, 11%, 9%, 9%, and 5%, respectively of fee income recognized during the year. During 2013 six licensees accounted for 40%, 12%, 6% and 6%, 5%, and 5% respectively of fee income recognized for the year.

Research Frontiers was incorporated in New York in 1965 to continue early work that Dr. Edwin Land, founder of Polaroid Corporation, and others had done in the area of light-control beginning in the 1930s. Research Frontiers was reincorporated in Delaware in 1989. Since 1965, Research Frontiers has actively worked to develop and license its own SPD technology, which it protects using patents, trade secrets and know-how. Although patent and trade secret protection is not a guarantee of commercial success, Research Frontiers currently has approximately 187 patents that have been issued worldwide. In addition, the Company has current patent applications in the US and other countries that if granted, would add a significant number of additional patents to its portfolio. The Company has and continues to devote significant resources to develop, license and protect its intellectual property position.

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

In addition to the product applications listed above, SPD-SmartGlass technology may also offer potential benefits in the development of new flat panel displays, eyewear, self-dimming automotive rear-view mirrors and other reflective information displays. However, such products need additional product design, engineering or testing before an evaluation of the commercial potential of such SPD-SmartGlass products can be determined.

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

Beginning in late 2011, higher volume sales of SPD products commenced with the launch by Daimler AG of the Magic Sky Control™ all glass roof option on their Mercedes-Benz SLK. In early 2012, sales of the Magic Sky Control™ all glass roof option commenced on their Mercedes-Benz SL. In mid-2014, sales of the Magic Sky Control™ all glass roof option commenced on the new S-Class Coupe with other Mercedes-Benz S-Class variants began offering the Magic Sky Control™ all glass roof option in 2015.

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

Employees:

On March 7, 2016 the Company had twelve full-time employees, five of whom are technical personnel, and the rest of whom perform legal, finance, marketing, investor relations, and administrative functions. Of these employees, three have obtained doctorates in chemistry, one has a master’s degree in chemistry, one has extensive industrial experience in electronics and electrical engineering, and one has majored in physics. Three employees also have additional postgraduate degrees in business administration. Also the Company’s suppliers and licensees have people on their teams with advanced degrees in a number of areas relevant to the commercial development of products using the Company’s technology. The success of the Company is dependent upon, among other things, the services of its senior management, the loss of which could have a material adverse effect upon the prospects of the Company.

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

In December 2015, ResearchandMarkets issued Smart Glass Market by Technology (SPD, Electrochromic, PDLC, Thermochromic), Application (Architecture, Transportation, Solar Power Generation, Electronics & Others), & Geography - Global Trend & Forecast to 2020. This reports indicates: “The emerging automobile and architectural buildings applications are creating a huge demand for smart glass market across the world. The major factors driving the growth of the smart glass market are the need for energy-efficient solutions, and government regulations for green buildings. Furthermore, the rising automotive sector is expected to drive the smart glass market in the coming years.” ResearchandMarkets estimates that the Smart Glass market is expected to reach $5.81 billion by 2020 at an estimated Compound Annual Growth Rate (CAGR) of 19.5% from 2015 to 2020.

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

Aircraft Market:

In the aircraft industry there is a trend towards larger windows with more passenger control and functionality. In the “transport category” (primarily large commercial passenger aircraft) segment, the world's two largest aircraft manufacturers are both promoting the size of the windows in new aircraft platforms already being delivered (e.g. Boeing 787 and Airbus A350). In the “general aviation” category (primarily business jets, private or chartered smaller aircraft) this trend is true as well. For example, Gulfstream is promoting the size of the windows on their G650 platform, and Bombardier highlights the size of the cabin window on the upcoming Global 7000 and 8000 platforms. Several OEMs either already offer, or have announced their interest to include, electronically dimmable windows in their aircraft – including Boeing, Airbus, Bombardier, Embraer, Beechcraft, HondaJet, Airbus Helicopter, Dassault, Nextant and Epic.

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

The Company believes its SPD technology offers important performance advantages over other technologies including faster, more uniform response time, superior heat-rejection when the aircraft is parked on the ramp, superior acoustic insulation, an automated dimming system to continuously maintain a constant level of light in the cabin in real-time, and weight-savings. Leading companies manufacturing electromechanical pleated window shades have products that incorporate SPD-Smart windows into their designs, and Tier 1 suppliers of other cabin systems (e.g. cabin management systems) are featuring SPD-Smart electronically dimmable windows in mockups.

SPD technology is also the only commercially available light-control smart window technology known to have passed the stringent safety and durability tests required by the aviation industry and to have received a Supplemental Type Certificate (STC) from the Federal Aviation Administration. Today SPD-Smart electronically dimmable windows are flying in 33 models of various aircraft including those used in commercial aviation, general aviation and military aviation. SPD-Smart products have recently been selected by aircraft manufacturers as standard equipment on new production platforms including Honda Aircraft’s HondaJet and Textron-Beechcraft King Air 250, 350i and C90GTx. In addition, starting in 2020, SPD-Smart skylights have been selected by Dassult Aviation for its new Falcon 5X.

Architectural Market:

The architectural community is actively increasing the use of daylight harvesting, green building technologies and building automation systems to more effectively capture and control natural light as part of energy reduction strategies to offset cooling/heating costs and electricity used by artificial lighting. In addition to design, aesthetic and other benefits, the expanded use of glass also supports a growing body of research which finds that the presence of and control over incoming natural light improves an individual’s well-being and productivity. Products using SPD-Smart light-control technology – sunroofs, windows, skylights, partitions and others – can play an important role in supporting these converging global trends.

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

Research Frontiers’ patented SPD-SmartGlass technology was selected as the exclusive smart glass for the USA Pavilion at the most recent World’s Fair, Expo Milano 2015 from May through October, 2015. The USA Pavilion featured 312 large panels of SPD-SmartGlass manufactured under license from Research Frontiers by Isoclima S.p.A. Each panel measures approximately 1 meter by 3 meters, making the total surface area in the roof more than 10,000 square feet. This is the largest known installation of smart glass in the world for a roof application and was seen by over 6 million people.

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

In late 2014, Daimler AG began offering its Magic Sky Control™ as an option on the new Mercedes-Benz S-Class Coupe. In 2015 other S-Class variants (i.e. Standard Wheel base W222, Long Wheel Base V222, Maybach S600 X222 and the Maybach Pullman Limousine) began offering Magic Sky Control™ as an option. The all-new Mercedes-Benz S-Class is the third large-scale serial production vehicle to offer Magic Sky Control™ using SPD-Smart technology. The Research Frontiers licensees involved with the production of the Magic Sky Control™ roof for the S-Class include Hitachi Chemical, which manufactures the SPD-Smart light-control film and Asahi Glass Corporation which then process and laminates Hitachi’s SPD film into the glass for the Magic Sky Control™ roof.

The S-Class offers the largest panoramic Magic Sky Control™ roof ever put into serial production. The surface area of the panoramic roof using SPD-SmartGlass technology on the S-Class is approximately three times the size of the roof glass used on the current SLK and SL roadster, and third-party market forecasters estimate that the total vehicle production volumes for the S-Class is higher than the SLK and SL roadsters combined.

A key factor in the broad adoption of SPD technology in various automotive windows is its cost. Typically, the cost for new technology products decrease as production volumes increase. The price per square foot of SPD-SmartGlass reported by our licensees has gone down over time in the automotive market. Royalties from the Magic Sky Control panoramic roofs for the S-Class vehicles are generally between $150-250/car. Royalties from the Magic Sky Control roofs for the SLK and SL vehicles are between $100-150/car. The roofs on the S-Class is approximately three times the surface area of the roofs on the SLK and SL vehicles.

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

In November 2015 at the Los Angeles Auto Show, Mercedes-Benz launched a refreshed Mercedes-Benz SL. The press release from Mercedes-Benz it stated, “Another feature which has been retained is the unique optional extra MAGIC SKY CONTROL: when closed, the panoramic vario-roof automatically changes from dark to transparent or vice-versa within just a few seconds.” The MAGIC SKY CONTROL feature is a carry-over from the previous model. Other new features include a new front end, new headlamps, more powerful engines, a new transmission, among many others.

In January 2016 at the North American International Auto Show in Detroit, Mercedes-Benz premiered the new Mercedes-Benz SLC, which will be available in the spring of 2016. The press release from Mercedes-Benz when the SLC was first announced stated, “A feature that continues to be unique to the SLC is the panoramic vario-roof with Magic Sky Control – this glass roof is lightened or darkened at the touch of a button. This means that it provides an open-air feeling at any time, but when required gives welcome shade under a hot sun.” The Magic Sky Control feature, using Research Frontiers SPD-SmartGlass technology, is a carry-over from the SLC’s predecessor model, the SLK roadster.

Other automakers continue to develop and evaluate the use of SPD technology in their windows systems. Such window systems include sunroofs, side-windows, rear-windows and front-window visors.

Some automakers and their suppliers have incorporated SPD-SmartGlass in concept vehicles, with some of these concept vehicles being exhibited at major auto shows:

●	January 2016:

Continental Corporation showcased its “Intelligent Glass Control” system on a demonstration vehicle at a special event at the Consumer Electronics Show (CES) in Las Vegas. This vehicle, a Ford Mondeo station wagon, used SPD-SmartGlass technology to enable the glass in all eleven side and rear windows and in the top sunvisor portion of the windshield to change its transparency and darken instantly through electric control signals.

●	March 2015:

The Lincoln Motor Company, the luxury automotive brand of the Ford Motor Company, introduced the Lincoln Continental Concept car using an SPD-SmartGlass electronically tinting sunroof. This Lincoln Continental Concept car featuring SPD-SmartGlass also made its Asian debut at Auto Shanghai in April 2015.

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

●	September 2011:

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

Recreational Vehicles//Motor Homes:

In September 2014, Global Caravan Technologies, Inc. unveiled the CR-1 Carbon which features the MagicView™ roof and MagicView™ windshield with SPD-SmartGlass. This special glass which totals 28 square feet, was jointly developed with Research Frontiers’ licensee Vision Systems. SPD nanotechnology on this vehicle allows infinitely variable control of privacy between blackout and clear, and can be controlled by any smart-phone or other smart-devices. In addition to controlling the level of light and glare coming into the RV, the MagicView™ SPD-SmartGlass on RVs offers many other advantages. This technology provides unsurpassed thermal insulation: SPD-SmartGlass substantially rejects solar heat from entering RVs through windows. The SPD-SmartGlass achieves its maximum dark state when the RV is parked/turned off and no power is consumed.

Vision Systems announced in January 2012 that Notin, manufacturer of motorhomes and campers, selected Visions Systems’ Nuance brand of SPD-SmartGlass for the skylight of Notin's Angara luxury motorhome. In October 2013 at Busworld 2013, Vision Systems showcased a new sun visor using SPD-Smart light-control film technology and a light sensor to automatically and dynamically adjust the sun visor to deal with changing light and glare conditions. Vision Systems indicated that they have been working for almost two years with a major automotive OEM to test the ease of installation, reliability, design and performance of their new sun visor in real world conditions. They further indicated that customer reaction regarding the effectiveness and ease of use of this product has been excellent. The fact that this feature can be installed in the aftermarket should bring these benefits to a wider range of drivers.

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

SPD-Smart Aircraft Products:

Three aircraft manufacturers have announced that they have selected SPD-Smart dimmable window products as standard equipment in new or upcoming production aircraft:

●	Honda Aircraft Company:

The new HondaJet, with first delivery in December 2015, comes with SPD-Smart electronically dimmable windows as standard equipment on all passenger windows.

●	Textron-Beechcraft will have SPD-Smart electronically dimmable windows as standard equipment on all models of its King Air aircraft:

The King Air 250 with first production during 2015; The King Air 350i with first production during 2015; The King Air C90GTx with first deliveries during the first quarter first quarter of 2016.

●	Dassault Aviation:

The new Falcon 5X, with first deliveries expected in 2020, will come with SPD-Smart electronically dimmable skylights as standard equipment.

Aircraft manufacturers have incorporated SPD-Smart electronically dimmable windows in mockups, with some of these mockups being exhibited at major aviation shows:

●	April 2015

Vision Systems demonstrated its Nuance Touchless at the 2015 Aircraft Interiors Expo in Hamburg, Germany. The new system allows passengers to use gestures, much like those used to operate a smart phone, to control the tint of their aircraft windows, but without ever having to touch the window or any other aircraft interior component.

Isoclima showcased its CromaLite brand of SPD-Smart Electronically Dimmable Windows at the Aircraft Interiors Expo in Hamburg, Germany.

●	March 2015:

Vision Systems unveiled its SPD-Smart Opti-Visor electronically dimmable sun visor for the aircraft market at the Helicopter Association International Heli-Expo in Orlando, Florida.

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

In 2015, InspecTech marked the 14-year anniversary of the world’s first dimmable aircraft windows. SPD-Smart iShades installed in 2001 are still in service, validating the superior durability of iShades over any other shading system. InspecTech’s SPD-Smart product line has evolved as a result of working closely with aircraft OEMs, private jet owners, and the changing certification requirements of the FAA. Recent improvements include:

●October 2012:

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

●October 2012:

InspecTech announced improvements to its iShade iQ including a higher light transmission, greater contrast ratio, unprecedented optical clarity, superior acoustic and thermal insulation properties, and lighter weight.

●April 2011:

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

At the end of 2015, InspecTech’s sales of its iShade and eShade brands of SPD-Smart dimmable windows had extended to installation on 33 different aircraft models.

Aircraft Window Licensee - Vision Systems

In December 2014, at the 2014 MEBA show in Dubai, U.A.E., Vision Systems unveiled a new generation of its Energia photovoltaic autonomous SPD-Smart dimmable window – the new product is capable of producing more energy than the prior generation.

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

Aircraft Window Licensee - GKN Aerospace Transparency Systems

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

At its annual stockholders meeting in June 2015, Research Frontiers announced its strategic investment in Zuli Inc. a manufacturer of smartplugs. At this meeting, Joseph Harary demonstrated how the Zuli Smartplug integrates with SPD SmartGlass products. Mr. Harary indicated that “Using a Zuli Smartplug, you can walk into a room with your smartphone, and have the lights automatically turn on, temperature adjust, and the glass in your windows instantly go from an energy-saving dark tint, to clear so you can see the magnificent views outside your home. Now, walk into another room and have those lights and windows adjust too, while the Zuli Smartplug automatically shuts off your devices in the room you left to save energy.”

In March 2015, it was announced that Research Frontiers’ patented SPD-SmartGlass technology has been selected as the exclusive smart glass for the USA Pavilion at this year’s World’s Fair, Expo Milano 2015 from May through October, 2015. The USA Pavilion 312 large panels of SPD-SmartGlass manufactured under license from Research Frontiers by Isoclima S.p.A. Each panel measures approximately 1 meter by 3 meters, making the total surface area in the roof more than 10,000 square feet. This is the largest known installation of smart glass in the world for a roof application, and was seen by over six million people.

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

In November 2011, Research Frontiers’ licensee Innovative Glass Corporation was awarded two 2010 Crystal Achievement Awards for their smart window product line using our SPD-Smart light-control technology. In October 2010, their SPD-SmartGlass product was awarded WFX’s (Worship Facilities Conference & Expo) New Product award for Best Building System Material Product/Window. Innovative Glass has completed or is working on a variety of SPD-SmartGlass projects in the commercial, residential and institutional markets. Innovative Glass also periodically exhibits its SPD-SmartGlass architectural products at Glass Expo Northeast in Hauppauge, New York. Glass Expo Northeast is the region’s largest conference and trade show dedicated to the architectural glass and metal industry.

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

SPD-Smart Marine Products:

Research Frontiers and its licensees are currently working with marine customers to introduce SPD-Smart products including windows, doors and partitions. When our patented SPD-Smart light-control technology is used in yacht windows and other products, users can quickly and precisely control and “tune” the amount of light, glare and heat coming through their windows, while preserving their view. Diamond Sea Glaze Manufacturing commenced marketing activities for products using SPD technology during the second quarter of 2011, but is believed to currently be inactive and seeking to terminate its license for SPD-SmartGlass technology for the marine market.

In November 2015, Silver Arrows Marine in conjunction with Mercedes-Benz Style (a design arm of Mercedes-Benz) unveiled a new yacht called the ARROW460 – Granturismo featuring an SPD-SmartGlass electronically dimmable roof. The roof, which is supplied by licensee Vision Systems, will be able to be electrically risen, creating a “glass pergola” effect on the yacht. First customer deliveries of this production yacht are planned to start in early 2016. Vision Systems presented its products at the 2015 Marine Equipment Trade Show in Amsterdam in November 2015 and at the Monaco Yacht Show in September 2015.

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

In October 2011, Cheoy Lee Shipyards unveiled the Alpha 76 Express, its most advanced production yacht, which is fully-equipped with the latest yacht design features including SPD-SmartGlass supplied by Research Frontiers licensee Diamond Sea Glaze. The Alpha has approximately 150 square feet of SPD-SmartGlass at various places throughout the vessel and it is the first large-scale production yacht to make such extensive use of SPD-SmartGlass. In October 2012, Cheoy Lee Shipyards exhibited two yachts – the Alpha 76 Express and the Alpha 76 Flybridge – at the 2012 Fort Lauderdale International Boat Show with SPD-SmartGlass.

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

VariGuard marketing and exhibition activities include:

●In September 2015, the Church History Museum, operated by The Church of Jesus Christ of Latter-day Saints, installed 22 exhibit cases containing VariGuard SmartGlass panels to protect light sensitive documents and artifacts. VariGuard panels provide a better viewing experience (by allowing substantially higher gallery illumination levels), while simultaneously reducing damaging visible light-exposure to artifacts.

●In August 2015, the Smithsonian’s National Postal Museum selected VariGuard panels to protect the 1856 British Guiana One Cent Magenta, the world’s most famous rare postage stamp.

●In May 2015, VariGuard exhibited its products at the American Institute for Conservation of Historic and Artistic Works (“AIC”) 43rd annual meeting in Miami, FL. Seth Van Voorhees, President of the VariGuard business unit commented: “Our display panels offer the highest level of protection against UV and visible light damage in the industry and they are being used in cases, frames and wall cases to protect various light sensitive artifacts in museums internationally. Reinforcing the benefits of VariGuard panels and how they limit light exposure, the Smithsonian National Postal Museum presented a paper at this meeting entitled “(Year of Light) Lighten Up: Enhancing Visitor Experiences,” which will discuss the positive impact that VariGuard panels have in protecting valuable artifacts and enhancing the visitor experience.

●In January 2015, VariGuard exhibited its display panels at a Washington Conservation Guild meeting focused on innovative new conservation technologies at the Smithsonian Institution’s S. Dillon Ripley Center in Washington, DC.

●In November 2014, VariGuard was invited to present at a meeting of the Washington Conservation Guild which was entitled: “Outsmarting Light: SmartGlass Technology in Exhibitions”. At this meeting, results of the light conservation benefits of its light control panels at the National Postal Museum were reported. This study quantified the dramatic reduction (>86%) in light exposure that artifacts experienced in cases using VariGuard display panels versus traditional glass display panels.

●In June 2014, VariGuard business unit announced that the Smithsonian’s National Postal Museum will use VariGuard’s panels based on SPD-SmartGlass technology at the “Behind the Badge” exhibition in Washington, DC. This exhibit showcases the work of one of the nation’s oldest federal law enforcement agencies and VariGuard panels are featured in display cases that showcase historic light-sensitive artifacts.

●In January 2014, the VariGuard business unit announced that Omega Moulding will distribute its patented light control SmartGlass products for frames and display cases in the United States and Canada. That month Omega Moulding showcased the benefits of VariGuard SmartGlass products at the 15th Annual West Coast Art and Frame Expo and National Conference in Las Vegas, NV.

●In May 2013, VariGuard featured its panels in several framing applications at Museum Expo 2013 at the Baltimore Convention Center in Baltimore, MD.

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

Licensees of Research Frontiers that incorporate SPD technology into end-products will pay Research Frontiers a royalty of 5-15% of net sales of licensed products under license agreements currently in effect, and may also be required to pay Research Frontiers fees and minimum annual royalties. Licensees that sell components (such as SPD emulsion or film) or lamination services to other licensees of Research Frontiers do not pay a royalty on such sale or service, and Research Frontiers will collect a royalty from the licensee incorporating these components into their own SPD-Smart end-products. Research Frontiers’ license agreements typically allow the licensee to terminate the license after some period of time, and give Research Frontiers only limited rights to terminate before the license expires. The licenses granted by the Company are non-exclusive and generally last as long as Research Frontiers’ patents remain in effect. Due to their bankruptcy filings or other termination of their general business activities or for other reasons, the Company does not believe that Polaroid Corporation, Kerros Limited, ThermoView Industries, BRG Group, SPD Technologies, SPD Systems, Diamond Sea Glaze and Film Technologies International are pursuing business activities with respect to SPD technology. The Company and licensee N.V. Bekaert, S.A mutually agreed to terminate their license agreement during 2008 for reasons unrelated to SPD technology. Similarly, the Company and SPD Control Systems agreed to terminate their license agreement in December 2014. The loss of SPD Control Systems as a licensee: (i) is not expected to have a material effect on the financial performance of the Company in the future, and (ii) resulted in a grant back to Research Frontiers of certain rights in SPD Control Systems’ intellectual property. Some of the Company’s other licensees are currently inactive with respect to SPD technology, but may hereafter become active again. To date, the Company has not generated sufficient revenue from its licensees to profitably fund its operations. All of the Company’s license agreements are included as exhibits to the Company’s periodic reports filed with the United States Securities and Exchange Commission (the “SEC”).

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

Competitive Technologies:

The Company believes that SPD light-control technology, in which particles move under the influence of an electric field, has certain performance advantages over other “smart glass” technologies.

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

●Electrochromic devices (EC)

●Liquid crystal devices (LC)

●Suspended-particle devices (SPD)

Electrochromic Technology:

Electrochromic windows and rear-view mirrors use a direct current voltage to alter the molecular structure of electrochromic materials (which can be in the form of either a liquid, gel or solid film) causing the material to darken. When compared to electrochromic devices, SPD technology is expected to have numerous potential performance and manufacturing advantages, including some or all of the following:

●significantly faster response time, especially compared to larger electrochromic glazings

●ability to precisely “tune” an infinite number of intermediate light-transmission states

●consistent and uniform switching speed regardless of size of glazing area

●more reliable performance over a wider temperature range

●higher contrast ratios and the capability of achieving darker shaded states for large area product applications

●unpowered state is dark, maximizing solar heat gain benefits when the room, office or vehicle is not in use

●lower electrical current drain

●higher estimated battery life in applications where batteries are used

●no “iris effect” (where light transmission changes first occur at the outer edges of a window or mirror and then work their way toward the center) when changing from clear to dark and back again

●SPD technology is a film-based technology that can be applied to plastic as well as glass, and which can be applied to curved as well as flat surfaces

●available in single panels for retrofitting existing windows, skylights and doors

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

Liquid Crystal Technology:

To date, the main types of liquid crystal smart windows have been produced by Taliq Corp. (a subsidiary of Raychem Corp. which has since discontinued its liquid crystal operations and licensed its technology to others), Asahi Glass Co., Nippon Sheet Glass, Saint-Gobain Glass, iGlass Projects Pty Limited, Polytronix, Inc., DMDisplays, and 3M (which has also reportedly discontinued its liquid crystal film making operations). The first four companies listed above are also licensees of Research Frontiers Inc. for SPD-Smart technology. Liquid crystal windows only change from a cloudy, opaque milky-white to a clear state, are hazy when viewed at an angle and have no useful intermediate states. As compared to liquid crystal windows, SPD smart windows are expected to have some or all of the following advantages:

●have less haze

●provide shading without loss of view

●operate over a wider temperature range

●use less power

●have higher contrast ratios

●absorb and block more light, rather than simply scatter it

●permit an infinite number of intermediate states between a transparent state and a dark blue state, rather than being just two states.

●offer superior solar heat gain control

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

LCDs and other types of displays, liquid crystal windows, as well as electrochromic self-dimmable rear-view mirrors, are already on the market, whereas products incorporating SPD technology (as well as electrochromic windows) have only begun to appear in the marketplace. Therefore, the long-term durability and performance of SPD-Smart displays have not yet been fully ascertained. The companies that manufacture LCD and other display devices, liquid crystal windows, and electrochromic self-dimmable rear-view mirrors and windows, have substantially greater financial resources and manufacturing experience than the Company. There is no assurance that comparable systems having the same advantages of the Company’s SPD technology could not be developed by competitors at a lower cost or that other products could not be developed which would render the Company’s products difficult to market or otherwise render our products obsolete.

Research and Development:

As a result of the Company’s research and development efforts, the Company believes that its SPD technology is now, or with additional development will become, usable in a number of commercial products. Such products may include one or more of the following fields: “smart” windows, doors, skylights and partitions; variable light transmission eyewear such as sunglasses and goggles; self-dimmable automotive sunroofs, windows, sunvisors, and mirrors; display cases/frames; and instruments and other information displays that use digits, letters, graphic images, or other symbols to supply information, including scientific instruments, aviation instruments, automobile dashboard displays and, if certain improvements can be made in various features of the Company’s SPD technology that increases switching speed to the levels needed for video applications, portable computer displays and flat panel television displays.

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

During the past few years the Company and/or its licensees have made significant advances relating to materials to enable (1) improved stability of SPD emulsions, (2) a wider range of light transmission, (3) improved film adhesion and cohesion and (4) increased durability of SPD films/laminates, and (5) cost reductions. These advances have resulted in two patents being issued to the Company by the US patent office and the corresponding foreign patent applications are pending.

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

Research Frontiers’ main goals in its research and development include:

●developing wider ranges of light transmission and quicker switching speeds

●developing different colored particles

●reducing the voltage required to operate SPDs

●obtaining data and developing improved materials regarding environmental stability and longevity

●quantifying the degree of energy savings expected by users of the Company’s technology including the degree that SPD technology can control heat and its contribution to energy savings directly and through daylight harvesting strategies in sustainable building designs

●continually striving to improve the performance and reducing material/production costs associated with making SPD-Smart products

Excluding non-cash expenses of approximately $146,000, $219,000, and $648,000, associated with the grant of stock options and restricted stock to the Company’s technical personnel, Research Frontiers incurred approximately $1,442,000, $1,403,000, and $1,555,000, during the years ended December 31, 2015, 2014, and 2013, respectively, for research and development. Research Frontiers plans to engage in substantial continuing research and development activities to invest in future improvements in SPD light-control technology and to expand for its licensees the capabilities of SPD-Smart technology and the markets for SPD-Smart products.

Patents and Proprietary Information:

Research Frontiers continues to make substantial investments to develop, license and protect its intellectual property position. The Company has 23 United States and 187 foreign patents in force. The Company’s United States patents expire at various dates from 2017 through 2033, while its foreign patents expire at various dates from 2016 through 2033.

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

Source and Need for Capital.

As of December 31, 2015, we had approximately $7.2 million in cash, cash equivalents and short-term investments. As we take steps in the commercialization and marketing of our technology, or respond to potential opportunities and/or adverse events, our working capital needs may change. We anticipate that if our cash and cash equivalents are insufficient to satisfy our liquidity requirements, we will require additional funding to sustain our ongoing operations and to continue our SPD technology research and development activities.

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

History of Operating Losses.

We have experienced net losses from operations, and we may continue to incur net losses from operations in the future. We have incurred substantial costs and expenses in researching and developing our SPD technology. As of December 31, 2015, we had a cumulative net loss of $102,410,558 since our inception. Our net loss was $4,279,856 in 2015, $4,413,722 in 2014, and $6,040,611 in 2013 (which includes non-cash accounting charge in 2015, 2014 and 2013 of $725,016, $1,042,917, and $2,914,904 respectively, resulting from the expensing of grants of restricted stock and stock options).

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

The Company currently occupies approximately 9,500 square feet of space at an annual rental which in 2015 was approximately $181,000 for its executive office, research facility and SPD-Smart Glass Design Center at 240 Crossways Park Drive, Woodbury, New York 11797 under a lease expiring March 31, 2025. The Company believes that its space, including its laboratory facilities, is adequate for its present needs.

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

On August 2014, the US Patent and Trademark Office Board declined a petition by E Ink Corporation to invalidate certain claims (1-2, 14-20, 22-27, and 29) of the 6,606,185 patent.

On November 1, 2015, the Claim Construction Hearing was held before Magistrate Judge Christopher J. Burke. A ruling from the Court regarding this hearing is expected in the near future.

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

ITEM 4. MINE SAFETY DISCLOSURES

N/A

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

(1)	The Company’s common stock is traded on the NASDAQ Capital Market under the symbol “REFR”. As of March 7, 2016, there were 24,043,846 shares of common stock outstanding.

(2)	The following table sets forth the range of the high and low selling prices (as provided by the National Association of Securities Dealers) of the Company’s common stock for each quarterly period within the past two fiscal years:

Quarter Ended	Low	High
March 31, 2014	5.17	7.60
June 30, 2014	4.28	6.24
September 30, 2014	4.58	6.09
December 31, 2014	4.50	5.70

March 31, 2015	4.91	6.63
June 30, 2015	5.31	6.39
September 30, 2015	4.55	5.97
December 31, 2015	4.34	5.40

These quotations may reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

(b) Approximate Number of Security Holders

As of March 7, 2016, there were approximately 400 holders of record of the Company’s common stock and the closing price of our common stock was $4.56 per share. The Company estimates that there are approximately 6,900 beneficial holders of the Company’s common stock.

(c) Dividends

The Company has not declared or paid cash dividends on its common stock for the two most recent fiscal years and does not expect to declare or pay any cash dividends in the foreseeable future. There are no restrictions on the payment of dividends.

(d) Issuer Purchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected data regarding the Company’s operating results and financial position. The data for fiscal years 2015, 2014, and 2013 should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our audited consolidated financial statements and notes thereto, which are contained in this Annual Report on Form 10-K.

	Year ended December 31,
	2015	2014	2013	2012	2011
Statement of Operations Data:

Fee income	$2,010,673	$1,598,799	$2,161,359	$1,957,336	$845,982

Operating expenses (1)	4,783,730	4,425,718	6,036,792	4,101,592	3,618,635
Research and development (1)	1,601,986	1,621,964	2,203,326	1,671,872	1,390,689
Total Expenses	6,385,716	6,047,682	8,240,118	5,773,464	5,009,324

Operating loss	(4,375,043)	(4,448,883)	(6,078,759)	(3,816,128)	(4,163,342)

Net investment income	43,319	35,161	38,148	33,171	29,274
Income tax beneifit	-	-	-	613,397	-
Net loss	$(4,331,724)	$(4,413,722)	$(6,040,611)	$(3,169,560)	$(4,134,068)

Basic and diluted net loss
per common share	$(0.18)	$(0.19)	$(0.26)	$(0.15)	$(0.22)
Dividends per share	$0.00	$0.00	$0.00	$0.00	$0.00

Weighted average number of
common shares outstanding	24,007,974	23,663,229	22,946,019	20,125,309	18,538,041

	As of December 31,
	2015	2014	2013	2012	2011
Balance Sheet Data:
Total current assets	$8,677,425	$10,367,561	$11,945,295	$14,333,421	$4,312,104
Total assets	9,547,208	12,564,854	12,032,265	14,415,067	4,417,137
Total shareholders’ equity	9,078,996	12,082,170	11,869,937	14,172,675	4,107,198

(1)	Reflects non-cash charges of $578,723, $823,584, $2,266,610, $841,511, and $693,015, to operating expenses, and non-cash charges of $146,293, $219,333, $648,294, $143,026, and $108,345, to research and development expenses relating to the issuance of stock and stock options in 2015, 2014, 2013, 2012, and 2011, respectively which increased the Company’s net loss for 2015, 2014, 2013, 2012, and 2011, by $725,016, $1,042,917, $2,914,904, $984,529, and $801,360, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Overview

The majority of the Company's fee income comes from the activities of several licensees participating in the automotive market. The Company currently believes that the automotive market will be the largest source of its royalty income over the next several years. The Company's royalty income from this market may be influenced by numerous factors including various trends affecting demand in the automotive industry and the rate of introduction of new technology in OEM product lines. In addition to these macro factors, the Company's royalty income from the automotive market could also be influenced by specific factors such as whether the Company's SPD-SmartGlass technology appears as standard equipment or as an option on a particular vehicle, the number of additional vehicle models that SPD-SmartGlass appears on, the size of each window on a vehicle and the number of windows on a vehicle that use SPD ¬SmartGlass, fluctuations in the total number of vehicles produced by a manufacturer, and in the percentage of cars within model like produced with SPD-SmartGlass, and changes in pricing or exchange rates.

Year ended December 31, 2015 Compared to the Year ended December 31, 2014

The Company’s fee income from licensing activities for the year ended December 31, 2015 was $2,007,482, as compared to $1,598,799 for the year ended December 31, 2014. Most of the increase in fee income during this period was a result of: (i) higher fee income resulting from a full year of production of the new Mercedes-Benz S-Class Coupe (with the Magic Sky Control panoramic roof option), and (ii) higher fee income resulting from a production of the Extra-Long Wheel Base (X222) and the Long Wheel Base (V222) (all with the Magic Sky Control panoramic roof option), which began late in the year. Royalty revenue levels attributable to sales of the S-Class are expected to accelerate in 2016 from a full year of production of these S-Class vehicles. Cost reductions in the price of SPD-SmartGlass due to production efficiencies were a significant factor enabling this higher production volume. The Company expects that lower pricing per square foot of the Company’s technology could expand the market opportunities, adoption rates, and revenues for its technology in automotive and non-automotive applications.

Certain license fees, which are paid to the Company in advance of the accounting period in which they are earned resulting in the recognition of deferred revenue for the current accounting period, which will be recognized as fee income in future periods. Also, licensees may offset some or all of their royalty payments on sales of licensed products for a given period by applying these advance payments towards such earned royalty payments. As of December 31, 2015 and December 31, 2014, there was no material impact on revenue as a result of recognizing deferred revenue in the consolidated statement of operations.

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

Operating expenses increased by $316,448 for the year ended December 31, 2015 to $4,742,166 from $4,425,718 for the year ended December 31, 2014. This increase was the result of higher bad debt expenses ($193,000), depreciation of trade show displays ($110,000), as well as higher professional fees ($53,000). Included in operating expenses are approximately $579,000 and $824,000 of non-cash compensation charges for the years ended December 31, 2015 and 2014, respectively.

Research and development expenditures decreased by $33,473 to $1,588,491 for the year ended December 31, 2015 from $1,621,964 for the year ended December 31, 2014. This decrease was the result of lower payroll and related costs ($100,000) partially offset by higher material costs ($32,000) as well as higher allocated insurance costs ($37,000). Included in research and development expenses are approximately $146,000 and $219,000 of non-cash compensation charges for the years ended December 31, 2015 and 2014, respectively.

The Company’s net investment income for the year ended December 31, 2015 was $43,319 as compared to $35,161 for the year ended December 31, 2014. The difference was primarily due to greater interest earned from cash balances available for investment.

No income tax benefit or expense was recorded for the years ended December 31, 2015 and 2014.

As a consequence of the factors discussed above, the Company's net loss was $4,279,856 ($0.18 per common share) for the year ended December 31, 2015 as compared to $4,413,722 ($0.19 per common share) for the year ended December 31, 2014.

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

Production of the new Mercedes-Benz S-Class Coupe, which offers the Magic Sky Control panoramic roof option using the Company's SPD-SmartGlass technology, began in June 2014. Beginning in the third quarter of 2014, the Company began receiving royalty revenues from the S-Class in excess of minimum annual royalty levels which therefore will be accretive to the Company's royalty revenue. Royalty revenue levels attributable to sales of the S-Class accelerated in 2015 from the introduction of the S-Class Coupe and Maybach. In addition, the acceleration of royalty revenue will be aided from the introduction of the Extra-Long Wheel Base (X222) with the Magic Sky Control panoramic roof option expected in dealer showrooms in the first quarter of 2015. As of second half of 2015, several higher unit volume S-Class Sedan variants with the Magic Sky Control panoramic roof option, such as the Long Wheel Base (V222) and Standard Wheel Base (W222), became available in dealer showrooms.

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

During 2015, the Company’s cash and cash equivalents balance decreased by $1,857,227 principally as a result of cash used for operations of $3,580,812 and cash used for the purchase of property and equipment of $316,185 partially offset by cash proceeds from the maturity of a certificate of deposit of $1,491,295 as well as net proceeds of $548,475 from the exercise of options and warrants. At December 31, 2015 the Company had working capital of $8,206,022 and total shareholders’ equity of $9,075,805.

During 2014, the Company’s cash and cash equivalents balance increased by $1,703,414 principally as a result of cash proceeds from issuances of common stock and exercise of options and warrants of $3,583,038 as well as proceeds from sale of short-term investment of $5,076,930 partially offset by cash used for operations of $3,323,815, net cash invested in certificates of deposits of $3,005,079 and cash used for the purchase of fixed assets of $627,660. At December 31, 2014, the Company had working capital of $9,884,877 and total shareholders’ equity of $12,082,170.

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

Contractual Obligations

The Company occupies premises under an operating lease agreement which was to expire on March 31, 2025 and requires minimum annual rent which rises over the term of the lease to approximately $222,000, plus tenant’s share of applicable taxes. These lease obligations are summarized over time as of December 31, 2015:

	Payments due by period
	<1 year	1-3 years	4-5 years	>5 years	Total
Operating lease obligations	$174,000	$366,000	$388,000	$905,000	$1,833,000

Off-Balance Sheet Arrangements

We have no variable interest entities or other off-balance sheet obligation arrangements.

Related Party Transactions

None.

Forward Looking Statements

The information set forth in this Report and in all publicly disseminated information about the Company, including the narrative contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above, includes “forward-looking statements” within the meaning of 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created by that section. Readers are cautioned not to place undue reliance on these forward-looking statements as they speak only as of the date hereof and are not guaranteed.

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

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company’s Chairman and its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, the Company's Chairman and its Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's periodic SEC filings. Our officers have concluded that as of December 31, 2015 our disclosure controls and procedures are designed, and are effective, to ensure that information required to be disclosed by our company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the commission’s rules and forms, and are also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. There were no changes in the Company's internal control over financial reporting during the quarterly period ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Based on our evaluation under the COSO Framework (2013) our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been independently audited by BDO USA, LLP, an independent registered public accounting firm, as stated in its report that is included herein.

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors
Research Frontiers Incorporated
Woodbury, New York

We have audited Research Frontiers Incorporated’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Research Frontiers Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Research Frontiers Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Research Frontiers Incorporated as of December 31, 2015 and 2014, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 and our report dated March 10, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Melville, New York
March 10, 2016

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

The other information required by this Item 10 is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Commission on or before April 29, 2016.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Commission on or before April 29, 2016. Notwithstanding anything to the contrary set forth herein or in any of the Company’s past or future filings with the SEC that might incorporate by reference the Company’s definitive Proxy Statement, in whole or in part, the report of the compensation committee and the stock price performance graph contained in such definitive Proxy Statement shall not be incorporated by reference into this Annual Report on Form 10-K or in any other such filings.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Commission on or before April 29, 2016.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Commission on or before April 29, 2016.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Commission on or before April 29, 2016.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) and (2) Financial Statements and Financial Statement Schedules

The following consolidated financial statements of Research Frontiers Incorporated are filed under “Item 8. Financial Statements and Supplemental Data” of this Report.

Page
Report of Independent Registered Public Accounting Firm	F-1

Consolidated Financial Statements:

Consolidated Balance Sheets,
December 31, 2015 and 2014	F-2

Consolidated Statements of Operations,
Years ended December 31, 2015, 2014 and 2013	F-3

Consolidated Statements of Shareholders’ Equity,
Years ended December 31, 2015, 2014 and 2013	F-4

Consolidated Statements of Cash Flows,
Years ended December 31, 2015, 2014 and 2013	F-5

Notes to Consolidated Financial Statements	F-6

Schedule II - Valuation and Qualifying Accounts	F-19

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

Dated: March 10, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Position	Date
/s/Darryl Daigle	Director	March 10, 2016
Darryl Daigle

/s/Gregory G. Grimes	Director	March 10, 2016
Gregory G. Grimes

/s/Joseph M. Harary	Director, President, CEO	March 10, 2016
Joseph M. Harary

/s/ Alexander Kaganowicz	Director	March 10, 2016
Alexander Kaganowicz

/s/Robert L. Saxe	Director, Chairman	March 10, 2016
Robert L. Saxe

/s/Seth L. Van Voorhees	Vice President, CFO, Treasurer	March 10, 2016
Seth L. Van Voorhees

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors
Research Frontiers Incorporated
Woodbury, New York

We have audited the accompanying consolidated balance sheets of Research Frontiers Incorporated as of December 31, 2015 and 2014 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Research Frontiers Incorporated at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule when considered in relation to the basic financial consolidated statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Research Frontiers Incorporated’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 10, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Melville, New York
March 10, 2016

RESEARCH FRONTIERS INCORPORATED
Consolidated Balance Sheets
December 31, 2015 and 2014

Assets	2015	2014
Current assets:
Cash and cash equivalents	$5,712,310	$7,569,537
Short-term investments	1,513,784	1,501,554
Royalties receivable, net of reserves of $629,457 in 2015
and $305,171 in 2014	1,314,675	1,175,218
Prepaid expenses and other current assets	133,465	121,252

Total current assets	8,674,234	10,367,561

Fixed assets, net	836,216	660,201
Long-term investments	-	1,503,525
Deposits and other assets	33,567	33,567
Total assets	$9,544,017	$12,564,854

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$46,734	$159,312
Accrued expenses and other	421,478	323,372
Total current liabilities	468,212	482,684

Shareholders’ equity:
Common stock, par value $0.0001 per share;
authorized 100,000,000 shares, issued and outstanding
24,043,846 and 23,924,465 shares for 2015 and 2014	2,404	2,392
Additional paid-in capital	111,483,959	110,210,480
Accumulated deficit	(102,410,558)	(98,130,702)
Total shareholders’ equity	9,075,805	12,082,170

Total liabilities and shareholders’ equity	$9,544,017	$12,564,854

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED
Consolidated Statements of Operations
Years ended December 31, 2015, 2014 and 2013

	2015	2014	2013
Fee income	$2,007,482	$1,598,799	$2,161,359

Operating expenses	4,742,166	4,425,718	6,036,792
Research and development	1,588,491	1,621,964	2,203,326
Total Expenses	6,330,657	6,047,682	8,240,118

Operating loss	(4,323,175)	(4,448,883)	(6,078,759)

Net investment income	43,319	35,161	38,148

Net loss	(4,279,856)	(4,413,722)	(6,040,611)

Basic and diluted net loss
per common share	$(0.18)	$(0.19)	$(0.26)

Weighted average number of
common shares outstanding	24,007,974	23,663,229	22,946,019

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED
Consolidated Statements of Shareholders’ Equity
Years ended December 31, 2015, 2014 and 2013

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balance, January 1, 2013	22,646,782	$2,265	$101,846,779	$(87,676,369)	$14,172,675

Exercise of options and warrants	179,983	18	822,951	-	822,969
Share-based compensation	282,900	28	2,914,876	-	2,914,904
Net Loss	-	-	-	(6,040,611)	(6,040,611)
Balance, December 31, 2013	23,109,665	2,311	105,584,606	(93,716,980)	11,869,937

Issuance of Common Stock	750,000	75	3,278,175	-	3,278,250
Exercise of options and warrants	64,800	6	304,782	-	304,788
Share-based compensation	-	-	1,042,917	-	1,042,917
Net Loss	-	-	-	(4,413,722)	(4,413,722)
Balance, December 31, 2014	23,924,465	2,392	110,210,480	(98,130,702)	12,082,170

Exercise of options and warrants	119,381	12	548,463	-	548,475
Share-based compensation	-	-	725,016	-	725,016
Net Loss	-	-	-	(4,279,856)	(4,279,856)
Balance, December 31, 2015	24,043,846	$2,404	$111,483,959	$(102,410,558)	$9,075,805

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED
Consolidated Statements of Cash Flows
Years ended December 31, 2015, 2014 and 2013

	2015	2104	2013
Cash flows from operating activities:
Net loss	$(4,279,856)	$(4,413,722)	$(6,040,611)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	140,170	31,824	45,212
Stock based compensation	725,016	1,042,917	2,914,904
Bad debts	324,286	131,250	81,198
Change in assets and liabilities:
Royalty receivables	(463,743)	(439,306)	(260,042)
Prepaid expenses and other current assets	(12,213)	2,866	94,544
Accounts payable and accrued expenses	(14,472)	345,356	(80,064)
Deferred revenue	-	(25,000)	-
Net cash used in operating activities	(3,580,812)	(3,323,815)	(3,244,859)

Cash flows from investing activities:
Purchases of fixed assets	(316,185)	(627,660)	(50,536)
Purchase of investments	-	(3,005,079)	(24,009)
Proceeds from sale of investment	1,491,295	5,076,930	-
Net cash provided by (used in) investing activities	1,175,110	1,444,191	(74,545)

Cash flows from financing activities:
Net proceeds from issuances of common stock and
exercise of options and warrants	548,475	3,583,038	795,294
Net cash provided by financing activities	548,475	3,583,038	795,294

Net (decrease) increase in cash and cash equivalents	(1,857,227)	1,703,414	(2,524,110)

Cash and cash equivalents at beginning of year	7,569,537	5,866,123	8,390,233
Cash and cash equivalents at end of year	$5,712,310	$7,569,537	$5,866,123

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

(2) Summary of Significant Accounting Policies

(a) Cash and Cash Equivalents

The Company considers securities purchased with original maturities of three months or less to be cash equivalents. Cash equivalents consist of short-term investments in money market accounts at December 31, 2015 and 2014.

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. FDIC insurance coverage is $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits. Amounts on deposit in excess of federally insured limits at December 31, 2015 and 2014 is approximately $5.0 million and $6.8 million, respectively.

(b) Short-term/Long-term Investments

The Company classifies investments in marketable securities as trading, available-for-sale or held-to-maturity at the time of purchase and periodically re-evaluates such classifications. Trading securities are carried at fair value, with unrealized holding gains and losses included in earnings. Held-to-maturity securities are recorded at cost and are adjusted for the amortization or accretion of premiums or discounts over the life of the related security. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss) until realized. In determining realized gains and losses, the cost of securities sold is based on the specific identification method. Interest and dividends on the investments are accrued at the balance sheet date. At December 31, 2015 and 2014 all investments were classified as held to maturity and consisted of the following:

		December 31, 2015	December 31, 2014
Certificates of Deposit	Maturity	Value of Held to Maturity	Value of Held to Maturity
Investment	Date	Investments (based on cost)	Investments (based on cost)
$1,501,554	8/27/2015	$-	$1,501,554
$1,503,525	8/27/2016	$1,513,784	$1,503,525
		$1,513,784	$3,005,079

(c) Royalties Receivable

Royalties receivable from licensees are recorded at the amounts specified within the license agreements when the collectability of the receivable is reasonably assured. The receivables do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing royalties receivable. The Company determines the allowance based on historical write off experience. The Company reviews its allowance for doubtful accounts periodically. Past due accounts are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2015, four companies accounted for 21%, 15%, 12% and 11%, respectively, of the Company’s outstanding receivables. As of December 31, 2014, four companies accounted for 19%, 17%, 10% and 10%, respectively, of the Company’s outstanding receivables.

(d) Fixed Assets

Fixed assets are carried at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets.

(e) Revenue Recognition/Fee Income

The Company has entered into a number of license agreements covering its light control technology. The Company receives minimum annual royalties under certain license agreements and records fee income on a ratable basis each quarter. In instances when sales of licensed products by its licensees exceed minimum annual royalties, the Company recognizes fee income as the amounts have been earned. Certain of the fees are accrued by, or paid to, the Company in advance of the period in which they are earned resulting in deferred revenue. Such excess amounts are recorded as deferred revenue and are typically recognized into income by year end. As of December 31, 2015 and December 31, 2014, there was no material impact on revenue as a result of recognizing deferred revenue in the consolidated statement of operations.

Fee income represents amounts earned by the Company under various license and other agreements (note 8) relating to technology developed by the Company. During 2015, three licensees accounted for 33%, 15%, and 9%, respectively, of fee income recognized for the year. In addition, during the year ended December 31, 2015, approximately 14% of revenues related to fees generated by a large architectural glass project. During 2014, five licensees accounted for 36%, 11%, 9%, 9%, and 5%, respectively of fee income recognized during the year. During 2013 six licensees accounted for 40%, 12%, 6% and 6%, 5%, and 5% respectively of fee income recognized for the year.

(f) Basic and Diluted Loss Per Common Share

Basic earnings (loss) per share excludes any dilution. It is based upon the weighted average number of common shares outstanding during the period. Dilutive earnings (loss) per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company’s dilutive loss per share equals basic loss per share for each of the years in the three-year period ended December 31, 2015 because all common stock equivalents (i.e., options and warrants) were antidilutive in those periods. The number of options and warrants that were not included because their effect is antidilutive was 2,197,369, 2,924,419, and 2,860,219, for 2015, 2014, and 2013, respectively.

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

In accordance with ASC Topic 740 (FIN 48), we recognize tax benefits only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in tax returns that do not meet these recognition and measurement standards. We classify accrued interest and penalties related to any unrecognized tax benefits in our income tax provision. At December 31, 2015 and 2014, we do not have accrued interest and penalties related to any unrecognized tax benefits. We do not believe we have any uncertain tax positions as of December 31, 2015 and 2014.

The tax years subject to examination by major tax jurisdictions include the years 2011 and forward by the U.S. Internal Revenue Service and certain states. The Company is not currently being audited by any tax jurisdiction.

(k) Equity-Based Compensation

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

In connection with the employee stock options and restricted stock grants, the Company charged $715,009, $1,010,489, and $2,545,060 to operations during the years ended December 31, 2015, 2014, and 2013, respectively. In lieu of higher cash compensation, the Company has granted warrants and non-employee options to consultants. These warrants and non-employee options vested ratably over various terms ranging from 24 to 59 months. As of December 31, 2015 these awards were fully vested. Non-employee options covering 24,000 shares were granted to consultants during 2014. These non-employee options are valued at fair value at the time that the related services are provided using the Black Scholes method and marked to market quarterly using the Black Scholes method. The Company incurred a charge to operations of $10,007, $32,428, and $369,844, for 2015, 2014, and 2013, respectively in connection with these warrants and non-employee options.

(l) Restricted Stock

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

(n) Fair Value Measurements

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of all financial instruments classified as a current asset or current liability are deemed to approximate fair value because of the short maturity of those instruments.

Accounting Standards Codification (“ASC”) Topic 820 “Fair Value Measurements and Disclosures” (“ASC Topic 820”) establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. ASC Topic 820 applies other previously issued accounting pronouncements that require or permit fair value measurements but does not require any new fair value measurements.

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

Financial assets accounted for at fair value on a recurring basis at December 31, 2015 and 2014, include cash and cash equivalents of approximately $5.7 million and $7.6 million, respectively, as well as short term investments of $1.5 million and $1.5 million in 2015 and 2014, respectively. The carrying value of these assets approximates fair value due to the short-term maturity of these instruments.

(o) Recent Accounting Pronouncements

New Accounting Standards

In May 2014, the FASB and the International Accounting Standards Board (IASB) jointly issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP and International Financial Reporting Standards (IFRS). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In July 2015, the FASB approved a deferral of the ASU effective date from annual and interim periods beginning after December 15, 2016 to annual and interim periods beginning after December 15, 2017. The Company is currently evaluating the impact of adopting this guidance on its financial position and results of operations.

In November 2015, the FASB issued Accounting Standard Update (ASU) No. 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes. The amendments under the new guidance require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The amendments in this ASU may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company is currently evaluating the impact of adopting this guidance.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments--Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact of adopting this guidance.

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated (“ASU”) No. 2016-02, Leases. ASU 2016-02 requires lessees to apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption of the new guidance is permitted. We are currently evaluating the impact of ASU 2016-02 on our consolidated financial statements.

(3)	Fixed Assets

Depreciation and amortization expense for the periods ending December 31, 2015, 2014 and 2013 was $140,170, $31,824 and $45,212. Fixed assets and their estimated useful lives as of December 31, 2015 and 2014 are as follows:

	2015	2014	Estimated useful life
Equipment and furniture	$1,375,911	$1,362,308	5 years
Trade show materials	775,654	502,789	5 years
			Life of lease or estimated
Leasehold Improvements	581,902	552,185	life of asset if shorter
	2,733,467	2,417,282

Less accumulated depreciation
and amortization	(1,897,251)	(1,757,081)
	$836,216	$660,201

(4)	Accrued Expenses and Other

Accrued expenses consist of the following at December 31, 2015 and 2014:

	2015	2014
Payroll, bonuses and related benefits	$247,562	$206,427
Professional services	4,400	29,400
Deferred rent	169,156	75,569
Other	360	11,976
	$421,478	$323,372

(5) Income Taxes

Since inception, the Company has incurred losses from operations and as a result has not recorded income tax expense. Benefits related to net operating loss carry-forwards and deferred items have been fully reserved since it is not more likely than not that the Company will achieve profitable operations. The difference between the total income taxes at the federal statutory rate for each of the years ended December 31, 2015, 2014 and 2013 and the fact that no income tax benefit was recorded in each of these three years is attributable to the change in the valuation allowance recorded in each year.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2015 and 2014 are presented below.

	2015	2014
Deferred tax assets:
Depreciation	$113,000	$113,000
Allowance for bad debts	211,000	108,000
Net operating loss carry-forwards	23,628,000	25,469,000
Stock option expense	1,358,000	1,439,000
Research and other credits	1,154,000	1,031,000
Other temporary differences	15,000	15,000
Total gross deferred tax assets	26,479,000	28,175,000
Less valuation allowance	(26,479,000)	(28,175,000)
	$-	$-

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

At December 31, 2015, the Company had a net operating loss carry-forward for federal income tax purposes of approximately $67,000,000, varying amounts of which will expire in each year from 2016 through 2035. Research and other credit carry-forwards of approximately $1,154,000 are available to the Company to reduce income taxes payable in future years principally through 2035. The Company’s ability to utilize its net operating loss carryforwards and its current year tax credits in future periods are subject to the 382 limitation. The $1,696,000 decrease in the valuation allowance between the period ending December 31, 2015 and 2014 respectively is primarily due to the change in the applicable tax rate that is expected to be applied towards taxable income in periods in which the deferred tax asset or liability is expected to be settled or realized.

(6) Shareholders’ Equity

(a) Common Stock and Warrants

During 2015 and 2014, the Company received proceeds of $548,475 and $304,788 in connection with the exercise of options and warrants representing 119,381 and 64,800 shares of common stock, respectively.

In May 2014, under an existing shelf registration statement, the Company sold 750,000 shares of common stock to a current institutional shareholder, Kevin Douglas and his related parties. Net proceeds from the offering were $3,278,250 which the Company intends to use for working capital and general corporate purposes.

(b) Options and Warrants

(i) Employee Options

In 2008, the shareholders approved the Company’s 2008 Equity Incentive Plan which provides for the granting of both incentive stock options at the fair market value at the date of grant and nonqualified stock options at the fair market value at the date of grant to employees or non-employees who, in the determination of the Board of Directors, have made or may make significant contributions to the Company in the future. The Company may also award stock appreciation rights, restricted stock, or restricted stock units under this plan. The Company initially reserved 750,000 shares of its common stock for issuance under this plan, and 173,942 options and other awards were available for issuance under this plan as of December 31, 2015.

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

The Company granted 499,700 fully vested options during 2013 and recorded share-based compensation of $1,431,620. The Company granted 209,750 fully vested options during 2014 and recorded share-based compensation of $483,915. The Company granted 204,000 fully vested options during 2015 and recorded share-based compensation of $483.133. The Company valued these grants using the Black-Scholes option pricing model with the following weighted average assumptions:

	2015	2014	2013
Fair value on grant date	$ 2.37	$ 2.30	$ 2.86
Expected Dividend yield	-	-	-
Expected volatility	50%	50%	64%
Risk free interest rate	1.80%	1.68%	1.62%
Expected term of the option	5 years	5 years	5 years

Activity in stock options is summarized below:

	Number of Shares	Weighted Average	Weighted Average Remaining
	Subject to Option	Exercise Price	Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2012	1,117,899	$9.03	3.7

Granted	499,700	$5.26
Cancelled	(64,500)	$12.81
Exercised	(72,500)	$4.83
Balance at December 31, 2013	1,480,599	$7.80	5.2

Granted	209,750	$5.19
Cancelled	(104,750)	$7.83
Exercised	(14,800)	$5.56
Balance at December 31, 2014	1,570,799	$7.49	5.2

Granted	204,000	$5.26
Cancelled	(367,793)	$7.70
Exercised	-	$-
Balance at December 31, 2015	1,407,006	$7.11	6.2	$232,000

All options are exercisable at December 31, 2015.

During 2015, 2014 and 2013, the Company received $0, $82,288 and $322,475, respectively in proceeds from the exercise of options.

(ii)	Warrants and Non-Employee Options Activity in warrants is summarized below:

	Number of Shares Underlying
	Warrants and Non-Employee	Weighted Average
	Options Granted	Exercise Price
Balance at December 31, 2012	1,512,103	$5.56

Exercised	(107,483)	4.45
Terminated	(25,000)	9.00
Issued	-	-
Balance at December 31, 2013	1,379,620	$5.58

Exercised	(50,000)	4.45
Terminated	-	-
Issued	24,000	6.58
Balance at December 31, 2014	1,353,620	$5.64

Exercised	(137,174)	4.73
Terminated	(426,083)	6.09
Issued	-
Balance at December 31, 2015	790,363	$5.56

In lieu of higher cash compensation, the Company has granted warrants and non-employee options to consultants. These warrants and non-employee options vest ratably over various terms ranging from 24 to 59 months. Non-employee five year options covering 24,000 shares were granted to consultants during 2014 that vest over a period of 12 months. These non-employee options are valued at fair value at the time that the related services are provided using the Black-Scholes option valuation model and marked to market quarterly using the Black-Scholes option valuation model. The Company incurred a charge to operations of $10,007, $32,428, and $369,844, for 2015, 2014, and 2013, respectively in connection with these warrants and non-employee options.

During 2015, 2014 and 2013, the Company received $548,475, $222,500 and $478,299, respectively in proceeds from the exercise of warrants.

Warrants and non-employee options generally expire from five to ten years from the date of issuance. At December 31, 2015, all warrants outstanding were exercisable.

(c) Restricted Stock Grants

During 2015 and 2014, the Company did not issue restricted stock to its directors and employees.

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

In connection with these grants, as well as prior grants that are not yet fully vested, the Company charged $231,876, $526,574, and $1,131,440, to operations during 2015, 2014, and 2013, respectively. At December 31, 2015 all prior grants have vested. At December 31, 2014 and 2013, 62,667, and 611,692, of these grants remain unvested respectively. In addition, at December 31, 2015, all charges to operations relating to these grants have been recorded.

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

(8) Commitments

The Company has an employment agreement with three of its officers which provides for an annual base salary of $450,000, $402,000 and $255,000 respectively for calendar year 2016. Each of these employment agreements have an evergreen provision that extend the term by one year on the anniversary date unless either the Company or the employee has given notice that they will not be renewing the agreement upon the expiration of its term.

The Company has a defined contribution profit sharing (401K) plan covering employees who have completed one year of service. Contributions are made at the discretion of the Company. The Company did not make any contributions to this plan for 2015, 2014, or 2013.

The Company occupies premises under an operating lease agreement which expires on March 31, 2025. As of December 31, 2015, the approximate minimum annual future rental commitments under lease agreements for the next five years are as follows:

Year	Amount
2016	$174,000
2017	$180,000
2018	$186,000
2019	$191,000
2020	$197,000
Thereafter:	$905,000

Rent expense, including other occupancy related expenses, amounted to approximately $181,000, $173,000, and $187,000, for 2015, 2014, and 2013, respectively.

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

(10) Selected Quarterly Financial Data (Unaudited)

	Quarter
2015	First	Second	Third	Fourth (2)
Fee Income	$379,398	$803,494	$445,846	$378,744
Operating loss	(1,227,427)	(492,751)	(766,725)	(1,836,272)
Net loss	(1,216,211)	(481,287)	(757,320)	(1,825,038)
Basic and diluted net loss
per common share (1)	(0.05)	(0.02)	(0.03)	(0.08)

	Quarter
2014	First	Second	Third	Fourth (2)
Fee Income	$308,348	$395,619	$452,937	$441,895
Operating loss	(1,178,626)	(1,150,453)	(649,444)	(1,470,360)
Net loss	(1,169,985)	(1,141,858)	(639,806)	(1,462,073)
Basic and diluted net loss
per common share (1)	(0.05)	(0.05)	(0.03)	(0.06)

(1)	Since per share information is computed independently for each quarter and the full year, based on the respective average number of common shares outstanding, the sum of the quarterly per share amounts does not necessarily equal the per share amounts for the year.

(2)	The Company incurred higher costs in the fourth quarter of 2015 and 2014 primarily due to: (i) $483,000 and $616,000 of stock and option compensation charges in 2015 and 2014, respectively relating to common stock and options granted to directors and employees, and (ii) $324,000 of bad debt expense in the fourth quarter of 2015.

SCHEDULE II

RESEARCH FRONTIERS INCORPORATED
VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2015, 2014, and 2013

	Balance at	Charged to
	beginning of	costs and
	period	expenses	Deductions	Balance
Description

Allowance for uncollectible
royalty receivables:

December 31, 2015	$305,171	$324,286	$-	$629,457

December 31, 2014	$173,921	$131,250	$-	$305,171

December 31, 2013	$92,723	$81,198	$-	$173,921