Form 10-Q
period 2016-03-31
RESEARCH FRONTIERS INC
filed 2016-05-05
CIK 793524

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2016    Commission File No.  1-9399

   RESEARCH FRONTIERS INCORPORATED
(Exact name of registrant as specified in charter)

Delaware	11-2103466
(State of incorporation or organization)	(IRS Employer
Identification No.)

240 Crossways Park Drive, Woodbury, N.Y.	11797
(Address of principal executive offices)	(Zip Code)

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

Yes [   ]     No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 5, 2016, there were outstanding 24,043,846 shares of Common Stock, par value $0.0001 per share.

RESEARCH FRONTIERS INCORPORATED
Consolidated Balance Sheets

	March 31,
	2016	December 31,
Assets	(Unaudited)	2015
Current assets:
Cash and cash equivalents	$4,671,812	$5,712,310
Short-term investments	1,516,352	1,513,784
Royalty receivables, net of reserves of $629,457 in
2016 and 2015	1,374,214	1,314,675
Prepaid expenses and other current assets	79,228	133,465
Total current assets	7,641,606	8,674,234

Fixed assets, net	790,395	836,216
Deposits and other assets	33,567	33,567
Total assets	$8,465,568	$9,544,017

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$118,575	$46,734
Accrued expenses and other	417,119	421,478
Deferred revenue	30,762	-
Total current liabilities	566,456	468,212

Shareholders’ equity:
Common stock, par value $0.0001 per share;
authorized 100,000,000 shares, issued and outstanding
24,043,846 and 24,043,846 shares for 2016 and 2015	2,404	2,404
Additional paid-in capital	111,483,959	111,483,959
Accumulated deficit	(103,587,251)	(102,410,558)
Total shareholders’ equity	7,899,112	9,075,805

Total liabilities and shareholders’ equity	$8,465,568	$9,544,017

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED
Consolidated Statements of Operations
(Unaudited)

	Three months ended
	March 31, 2016	March 31, 2015
Fee income	$409,133	$379,398

Operating expenses	1,186,507	1,172,537
Research and development	410,217	434,454
Total Expenses	1,596,724	1,606,991

Operating loss	(1,187,591)	(1,227,593)

Net investment income	10,898	11,216
Net loss	$(1,176,693)	$(1,216,377)

Basic and diluted net loss
per common share	$(0.05)	$(0.05)

Weighted average number of
common shares outstanding	24,043,846	23,944,144

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
	March 31, 2016	March 31, 2015
Cash flows from operating activities:
Net loss	$(1,176,693)	$(1,216,377)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	47,412	8,617
Stock-based compensation	-	67,963
Change in assets and liabilities:
Royalty receivables	(59,539)	20,776
Prepaid expenses and other current assets	54,237	42,479
Deferred revenue	30,762	32,722
Accounts payable and accrued expenses	67,482	(66,058)
Net cash used in operating activities	(1,036,339)	(1,109,878)

Cash flows from investing activities:
Purchases of fixed assets	(1,591)	(176,224)
Change in investments	(2,568)	(2,382)
Net cash used in investing activities	(4,159)	(178,606)

Cash flows from financing activities:
Net proceeds from exercise of options and warrants	-	245,873
Net cash provided by financing activities	-	245,873

Net decrease in cash and cash equivalents	(1,040,498)	(1,042,611)

Cash and cash equivalents at beginning of year	5,712,310	7,569,537
Cash and cash equivalents at end of year	$4,671,812	$6,526,926

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED
Notes to Consolidated Financial Statements
March 31, 2016
(Unaudited)

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K relating to Research Frontiers Incorporated (the “Company”) for the fiscal year ended December 31, 2015.

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

Fee Income

Fee income represents amounts earned by the Company under various license and other agreements relating to technology developed by the Company. During the first three months of 2016, four licensees accounted for 10% or more of fee income of the Company; these licensees accounted for approximately 30%, 26%, 14% and 12% respectively of fee income recognized during this period. During the first three months of 2015, three licensees accounted for 10% or more of fee income of the Company; these licensees accounted for approximately 41%, 18% and 13% respectively of fee income recognized during such period.

Stock-Based Compensation

The Company has granted options/warrants to consultants. GAAP requires that all stock-based compensation be recognized as an expense in the financial statements and that such costs be measured at the fair value of the award. These awards generally vest ratably over 12 to 60 months from the date of grant and the Company charges to operations quarterly the current market value of the options using the Black-Scholes method. During the three months ended March 31, 2016 there were no charges related to options granted to consultants. During the three months ended March 31, 2015 a charge of $10,007 was charged to operations reflecting the fair value of the options using the Black-Scholes method with the following weighted average assumptions:

2015
Risk free interest rate	1.7%
Option Life	8.9 years
Volatility	65%

The Company did not grant any stock options to employees and directors during the three months ended March 31, 2016 and 2015.

In connection with the restricted stock grants to employees and directors, the Company charged $57,956 to operations during the three months ended March 31, 2015. There was no compensation recorded relating to restricted stock grants to employees and directors during the three months ended March 31, 2016.

Income Taxes

Since inception, the Company has incurred losses from operations and as a result has not recorded income tax expense. Benefits related to net operating loss carryforwards and deferred items have been fully reserved since it was not more likely than not that the Company would achieve profitable operations.

Equity

The Company did not sell any equity securities during the three months ended March 31, 2016 and 2015. The Company did not receive any proceeds during the three months ended March 31, 2016 in connection with stock issued by the exercise of options and warrants previously granted. The Company received proceeds of $245,873 during the three months ended March 31, 2015, in connection with stock issued by the exercise of options and warrants previously granted.

Treasury Stock

The Company did not repurchase any of its stock during the three months ended March 31, 2016 and 2015.

Investments

The Company classifies investments in marketable securities as trading, available-for-sale or held-to-maturity at the time of purchase and periodically re-evaluates such classifications. Trading securities are carried at fair value, with unrealized holding gains and losses included in earnings. Held-to-maturity securities are recorded at cost and are adjusted for the amortization or accretion of premiums or discounts over the life of the related security. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss) until realized. In determining realized gains and losses, the cost of securities sold is based on the specific identification method. Interest and dividends on the investments are accrued at the balance sheet date. At March 31, 2016 and December 31, 2015 all investments were classified as held to maturity and consisted of the following:

		March 31, 2016	December 31, 2015
Certificates of Deposit	Maturity	Value of Held to Maturity Investment	Value of Held to Maturity Investment
Investment	Date	(based on cost)	(based on cost)
$1,513,784	August 27, 2016	$1,516,352	$1,513,784

		$1,516,352	$1,513,784

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

Financial assets accounted for at fair value on a recurring basis at March 31, 2016 include cash, cash equivalents and investments of approximately $6.2 million. These assets are carried at fair value based on quoted market prices for identical securities (Level 1 inputs).

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Critical Accounting Policies

The following accounting policies are important to understanding our financial condition and results of operations and should be read as an integral part of the discussion and analysis of the results of our operations and financial position. For additional accounting policies, see note 2 to our consolidated financial statements, “Summary of Significant Accounting Policies” in our Form 10-K report for the period ending December 31, 2015.

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

Results of Operations

Three months ended March 31, 2016 Compared to the Three months ended March 31, 2015

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

The Company’s fee income from licensing activities for the three months ended March 31, 2016 was $409,133, as compared to $379,398 for the three months ended March 31, 2015 representing a $29,735 increase between these two periods. This increase was principally the result of higher royalties from automotive and aircraft licensees. In the first quarter of 2016, the Company received royalty revenues for fiscal 2016 from sales of the Magic Sky Control option on the S-Class in excess of minimum annual royalty levels for one of our licensees which therefore will be accretive to the Company's royalty revenue. The Company also received royalties from another one of our licensees in excess of minimum annual royalty levels from sales of the Magic Sky Control option on the SLK and SL vehicles which also are accretive to the Company's royalty revenues. Production efficiencies are expected to continue and accelerate with the introduction of the higher vehicle production volumes for various car models going forward, and the Company expects that lower pricing per square foot of the Company’s technology could expand the market opportunities, adoption rates, and revenues for its technology in automotive and non-automotive applications.

Operating expenses increased by $13,970 for the three months ended March 31, 2016 to $1,186,507 from $1,172,537 for the three months ended March 31, 2015. This increase was principally the result of amortization costs relating to trade show displays ($39,000) as well as higher payroll ($30,000) partially offset by lower marketing and investor relations costs ($13,000), lower professional fees ($18,000) and lower insurance costs ($10,000).

Research and development expenditures decreased by $24,237 to $410,217 for the three months ended March 31, 2016 from $434,454 for the three months ended March 31, 2015. This decrease was principally the result of lower allocated facility costs ($14,000) as well as lower material costs ($14,000).

The Company’s net investment income for the three months ended March 31, 2016 was $10,898 compared to $11,216 earned for the three months ended March 31, 2015.

As a consequence of the factors discussed above, the Company’s net loss was $1,176,693 ($0.05 per common share) for the three months ended March 31, 2016 as compared to $1,216,377 ($0.05 per common share) for the three months ended March 31, 2015.

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

During the three months ended March 31, 2016, the Company’s cash and cash equivalents balance decreased by $1,040,498. The decline was mainly due to cash used for operations of $1,036,339 and the purchase of fixed assets of $1,591 and increase in investments of $2,568. As of March 31, 2016 the Company had working capital (total current assets less total current liabilities) of $7,075,150 and total shareholder’s equity of $7,899,112.

The Company expects to use its cash to fund its research and development of SPD light valves, its expanded marketing initiatives, and for other working capital purposes. The Company’s working capital and capital requirements depend upon numerous factors, including the results of research and development activities, competitive and technological developments, the timing and cost of patent filings, the development of new licensees and changes in the Company’s relationships with its existing licensees. The degree of dependence of the Company’s working capital requirements on each of the foregoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements; the addition of new licensees may provide additional working capital or working capital requirements, and changes in relationships with existing licensees would have a favorable or negative impact depending upon the nature of such changes. Based upon existing cash reserves and historical revenues and cash expenditures, the Company believes that its current cash and cash equivalents would fund operations through early 2018. There can be no assurances that expenditures will not exceed the anticipated amounts or that additional financing, if required, will be available when needed or, if available, that its terms will be favorable or acceptable to the Company. Eventual success of the Company and generation of positive cash flow will be dependent upon the extent of commercialization of products using the Company’s technology by the Company’s licensees and payments of continuing royalties on account thereof. To date the Company has not generated sufficient revenue from licensees to fund its operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information required by Item 3 has been disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. There has been no material change in the disclosure regarding market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We designed our disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2016, and, based on their evaluation, have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 5, 2016