Form 10-Q
period 2016-06-30
RESEARCH FRONTIERS INC
filed 2016-08-04
CIK 793524

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2016 Commission File No. 1-9399

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 4, 2016, there were outstanding 24,043,846 shares of Common Stock, par value $0.0001 per share.

RESEARCH FRONTIERS INCORPORATED
Consolidated Balance Sheets

	June 30
	2016	December 31
Assets	(Unaudited)	2015
Current assets:
Cash and cash equivalents	$3,789,791	$5,712,310
Short-term investments	1,518,925	1,513,784
Royalty receivables, net of reserves of $629,457 in
2016 and 2015	1,331,826	1,314,675
Prepaid expenses and other current assets	80,989	133,465
Total current assets	6,721,531	8,674,234

Fixed assets, net	738,767	836,216
Deposits and other assets	33,567	33,567
Total assets	$7,493,865	$9,544,017

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$60,134	$46,734
Accrued expenses and other	631,377	421,478
Deferred revenue	20,000	-
Total current liabilities	711,511	468,212

Shareholders’ equity:
Common stock, par value $0.0001 per share;
authorized 100,000,000 shares, issued and outstanding
24,043,846 shares for 2016 and 2015	2,404	2,404
Additional paid-in capital	111,483,959	111,483,959
Accumulated deficit	(104,704,009)	(102,410,558)
Total shareholders’ equity	6,782,354	9,075,805

Total liabilities and shareholders’ equity	$7,493,865	$9,544,017

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED
Consolidated Statements of Operations
(Unaudited)

	Six months ended		Three months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Fee income	$653,564	$1,182,891	$244,432	$803,494

Operating expenses	2,052,096	2,134,264	865,590	961,727
Research and development	913,789	768,972	503,572	334,518
Total Expenses	2,965,885	2,903,236	1,369,162	1,296,245

Operating loss	(2,312,321)	(1,720,345)	(1,124,730)	(492,751)

Net investment income	18,870	22,680	7,972	11,464
Net loss	$(2,293,451)	$(1,697,665)	$(1,116,758)	$(481,287)

Basic and diluted net loss
per common share	$(0.10)	$(0.07)	$(0.05)	$(0.02)

Weighted average number of
common shares outstanding	24,043,846	23,975,197	24,043,846	24,005,919

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	June 30, 2016	June 30, 2015
Cash flows from operating activities:
Net loss	$(2,293,451)	$(1,697,665)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	94,693	43,941
Stock-based compensation	-	125,930
Loss on sale of asset	1,774	-
Change in assets and liabilities:
Royalty receivables	(17,151)	(552,064)
Prepaid expenses and other current assets	58,476	26,596
Deferred revenue	20,000	22,722
Accounts payable and accrued expenses	223,299	(116,590)
Net cash used in operating activities	(1,912,360)	(2,147,130)

Cash flows from investing activities:
Purchases of fixed assets	(5,018)	(310,796)
Change in investments	(5,141)	(7,315)
Net cash used in investing activities	(10,159)	(318,111)

Cash flows from financing activities:
Net proceeds from exercise of options and warrants	-	490,623
Net cash provided by financing activities	-	490,623

Net decrease in cash and cash equivalents	(1,922,519)	(1,974,618)

Cash and cash equivalents at beginning of year	5,712,310	7,569,537
Cash and cash equivalents at end of period	$3,789,791	$5,594,919

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED
Notes to Consolidated Financial Statements
June 30, 2016
(Unaudited)

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K relating to Research Frontiers Incorporated (the “Company”) for the fiscal year ended December 31, 2015.

Business

Research Frontiers Incorporated (“Research Frontiers” or the “Company”) operates in a single business segment which is engaged in the development and marketing of technology and devices to control the flow of light. Such devices, often referred to as “light valves” or suspended particle devices (SPDs), use colloidal particles that are either incorporated within a liquid suspension or a film, which is usually enclosed between two sheets of glass or plastic having transparent, electrically conductive coatings on the facing surfaces thereof. At least one of the two sheets is transparent. SPD technology, made possible by a flexible light-control film invented by Research Frontiers, allows the user to instantly and precisely control the shading of glass/plastic manually or automatically. SPD technology has numerous product applications, including: SPD-Smart™ windows, sunshades, skylights and interior partitions for homes and buildings; automotive windows; sunroofs, sun-visors, sunshades, rear-view mirrors, instrument panels and navigation systems; aircraft windows; train windows; eyewear products; frames, cases and partitions protecting light-sensitive artwork, documents and artifacts; and flat panel displays for electronic products. SPD-Smart light control film is now being developed for, or used in, architectural, automotive, marine, aerospace and appliance applications.

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

Fee Income

Fee income represents amounts earned by the Company under various license and other agreements relating to technology developed by the Company. During the first six months of 2016, three licensees accounted for 10% or more of fee income of the Company; these licensees accounted for approximately 30%, 26% and 15%, respectively of fee income recognized during such period. During the first six months of 2015, two licensees accounted for 10% or more of fee income of the Company; these licensees accounted for approximately 30% and 14%, respectively of fee income recognized during this period. In addition, during the six months ended June 30, 2015, approximately 23% of revenues related to fees generated by a large architectural glass project.

Stock-Based Compensation

The Company has granted options/warrants to consultants. GAAP requires that all stock-based compensation be recognized as an expense in the financial statements and that such costs be measured at the fair value of the award. These awards generally vest ratably over 12 to 60 months from the date of grant and the Company charges to operations quarterly the current market value of the options using the Black-Scholes method. During the six months ended June 30, 2016 there were no charges related to options granted to consultants. During the six months ended June 30, 2015 a charge of $10,007 was recorded to operations reflecting the fair value of the options using the Black-Scholes method with the following weighted average assumptions:

2015
Risk free interest rate	1.7%
Option Life	8.9 years
Volatility	65%

The Company did not grant any stock options to employees and directors during the three and six months ended June 30, 2016 and 2015.

In connection with the restricted stock grants to employees and directors, the Company charged $57,967 to operations during the three months ended June 30, 2015 and $115,923 was charged to operations during the six months ended June 30, 2015. During the six months ended June 30, 2016 there were no charges related to options granted to employees and directors.

Income Taxes

Since inception, the Company has incurred losses from operations and as a result has not recorded income tax expense. Benefits related to net operating loss carryforwards and deferred items have been fully reserved since it was not more likely than not that the Company would achieve profitable operations.

Equity

The Company did not sell any equity securities during the six months ended June 30, 2016.

The Company received proceeds of $490,623 during the six months ended June 30, 2015, in connection with stock issued by the exercise of options and warrants previously granted.

Treasury Stock

The Company did not repurchase any of its stock during the six months ended June 30, 2016 and 2015.

Investments

The Company classifies investments in marketable securities as trading, available-for-sale or held-to-maturity at the time of purchase and periodically re-evaluates such classifications. Trading securities are carried at fair value, with unrealized holding gains and losses included in earnings. Held-to-maturity securities are recorded at cost and are adjusted for the amortization or accretion of premiums or discounts over the life of the related security. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss) until realized. In determining realized gains and losses, the cost of securities sold is based on the specific identification method. Interest and dividends on the investments are accrued at the balance sheet date. At June 30, 2016 and December 31, 2015 all investments were classified as held to maturity and consisted of the following:

		June 30, 2016	December 31, 2015
Certificates of Deposit	Maturity	Value of Held to Maturity Investment	Value of Held to Maturity Investment
Investment	Date	(based on cost)	(based on cost)
1,503,525	August 27, 2016	1,518,925	1,513,784
		$1,518,925	$1,513,784

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

Financial assets accounted for at fair value on a recurring basis at June 30, 2016 include cash, cash equivalents and short term investments of approximately $5.3 million. These assets are carried at fair value based on quoted market prices for identical securities (Level 1 inputs).

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

Six months ended June 30, 2016 Compared to the Six months ended June 30, 2015

The Company’s fee income from licensing activities for the six months ended June 30, 2016 was $653,564, as compared to $1,182,891 for the six months ended June 30, 2015. A substantial majority of this decrease was principally the result of non-recurring fees earned last year associated with the Company’s participation in the Milan Expo, and non-recurring fee income under several licenses in 2015. To a much lesser extent, fee income from automobiles and aircraft using the Company’s technology was lower in the first half of 2016 due to: (1) lower production levels of certain car models in the first half of 2016; (2) lower costs to the OEM (and therefore lower royalties per car to the Company) for glass incorporating the Company’s technology on certain car models, and (3) a design improvement in certain aircraft that caused a short-term reduction in new window installations. These factors were partially partially offset by (4) higher sales volumes on other car and aircraft models using the Company’s technology. The Company believes that the temporary factors causing reduced royalty income in the first half of 2016 to be short term, and the Company has been informed to expect increased production of vehicles in automotive and aircraft using the Company’s technology, as well as higher take rates on all cars offering the Magic Sky Control option, starting with the second half of 2016 when the 2017 model year cars are produced by Mercedes-Benz. In the first six months of 2016, the Company received royalty revenues from sales of the Magic Sky Control option on the S-Class Coupe, Maybach and S-Class Sedan, and SL and SLK/SLC roadsters in excess of the minimum annual royalty levels for the two licensees supplying products using the Company’s technology to Daimler. As such, royalties from these five car models will be accretive to the Company's royalty revenue. Production efficiencies are expected to continue and accelerate with the introduction of the higher vehicle production volumes for various car models going forward, and the Company expects that lower pricing per square foot of the Company’s technology could expand the market opportunities, adoption rates, and revenues for its technology in automotive and non-automotive applications. The Company expects to generate additional royalty income from the near-term introduction of additional new car and aircraft models from other OEMS (original equipment manufacturers), continued growth of sales of products using the Company’s technology for the marine industry in yachts and other watercraft, in trains, in museums, and in larger architectural projects.

Operating expenses decreased by $82,168 for the six months ended June 30, 2016 to $2,052,096 from $2,134,264 for the six months ended June 30, 2015. This decrease was principally the result of lower payroll costs principally due to noncash stock and option grant compensation costs of $102,000 in the prior year period. In addition, the Company incurred lower professional fees ($18,000) partially offset by higher depreciation related to trade show displays ($52,000).

Research and development expenditures increased by $144,817 to $913,789 for the six months ended June 30, 2016 from $768,972 for the six months ended June 30, 2015. This increase was principally the result of higher payroll costs ($186,000) partially offset by lower allocated facility and office expense costs ($22,000) and lower materials cost ($11,000).

The Company’s net investment income for the six months ended June 30, 2016 was $18,870 compared to $22,680 earned for the six months ended June 30, 2015

As a consequence of the factors discussed above, the Company’s net loss was $2,293,451 ($0.10 per common share) for the six months ended June 30, 2016 as compared to $1,697,665 ($0.07 per common share) for the six months ended June 30, 2015.

Three months ended June 30, 2016 Compared to the Three months ended June 30, 2015

The Company’s fee income from licensing activities for the three months ended June 30, 2016 was $244,432, as compared to $803,494 for the three months ended June 30, 2015. The factors underlying this decrease are the same temporary and non-recurring factors discussed above.

Operating expenses decreased by $96,137 for the three months ended June 30, 2016 to $865,590 from $961,727 for the three months ended June 30, 2015. This decrease was principally the result of lower payroll costs ($104,000).

Research and development expenditures increased by $169,054 to $503,572 for the three months ended June 30, 2016 from $334,518 for the three months ended June 30, 2015. This increase was principally the result of higher payroll costs ($170,000).

The Company’s net investment income for the three months ended June 30, 2016 was $7,972 compared to $11,464 earned for the three months ended June 30, 2015 with the reduction due to lower cash balances available for investment.

As a consequence of the factors discussed above, the Company’s net loss was $1,116,758 ($0.05 per common share) for the three months ended June 30, 2016 as compared to $481,287 ($0.02 per common share) for the three months ended June 30, 2015.

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

During the six months ended June 30, 2016, the Company’s cash and cash equivalents balance decreased by $1,922,519. The decrease was mainly due to cash used for operations of $1,912,360 and the purchase of fixed assets of $5,018 as well as the change in the value of investments of $5,141. As of June 30, 2016 the Company had working capital (total current assets less total current liabilities) of $6,010,020 and total shareholder’s equity of $6,782,354.

The Company expects to use its cash to fund its research and development of SPD light valves, its expanded marketing initiatives, and for other working capital purposes. The Company’s working capital and capital requirements depend upon numerous factors, including the results of research and development activities, competitive and technological developments, the timing and cost of patent filings, the development of new licensees and changes in the Company’s relationships with its existing licensees. The degree of dependence of the Company’s working capital requirements on each of the foregoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements; the addition of new licensees may provide additional working capital or working capital requirements, and changes in relationships with existing licensees would have a favorable or negative impact depending upon the nature of such changes. Based upon existing cash reserves and historical revenues and cash expenditures, the Company believes that it's current cash and cash equivalents would fund its operations through early 2018. There can be no assurances that expenditures will not exceed the anticipated amounts or that additional financing, if required, will be available when needed or, if available, that its terms will be favorable or acceptable to the Company. Eventual success of the Company and generation of positive cash flow will be dependent upon the extent of commercialization of products using the Company’s technology by the Company’s licensees and payments of continuing royalties on account thereof. To date the Company has not generated sufficient revenue from licensees to fully fund its operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information required by Item 3 has been disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. There has been no material change in the disclosure regarding market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We designed our disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2016, and, based on their evaluation, have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the six months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 4, 2016