Form 10-Q
period 2016-09-30
RESEARCH FRONTIERS INC
filed 2016-11-03
CIK 793524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2016

Commission File No. 1-9399

RESEARCH FRONTIERS INCORPORATED

(Exact name of registrant as specified in charter)

Delaware	11-2103466
(State of incorporation or organization)	(IRS Employer Identification No.)

240 Crossways Park Drive, Woodbury, N.Y.	11797
(Address of principal executive offices)	(Zip Code)

(516) 364-1902

(Registrant’s telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 3, 2016, there were outstanding 24,043,846 shares of Common Stock, par value $0.0001 per share.

RESEARCH FRONTIERS INCORPORATED

Consolidated Balance Sheets

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$2,988,662	$5,712,310
Short-term investments	1,520,620	1,513,784
Royalty receivables, net of reserves of $629,457 in 2016 and 2015	1,535,570	1,314,675
Prepaid expenses and other current assets	63,695	133,465
Total current assets	6,108,547	8,674,234

Fixed assets, net	695,014	836,216
Deposits and other assets	33,567	33,567
Total assets	$6,837,128	$9,544,017

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$32,114	$46,734
Accrued expenses and other	572,391	421,478
Deferred revenue	10,000	-
Total current liabilities	614,505	468,212

Shareholders’ equity:
Common stock, par value $0.0001 per share; authorized 100,000,000 shares, issued and outstanding 24,043,846 shares for 2016 and 2015	2,404	2,404
Additional paid-in capital	111,483,959	111,483,959
Accumulated deficit	(105,263,740)	(102,410,558)
Total shareholders’ equity	6,222,623	9,075,805

Total liabilities and shareholders’ equity	$6,837,128	$9,544,017

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Consolidated Statements of Operations

(Unaudited)

	Nine months ended		Three months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Fee income	$958,337	$1,628,736	$304,772	$445,846

Operating expenses	2,676,178	3,029,386	624,080	895,123
Research and development	1,160,544	1,096,420	246,755	327,448
Total Expenses	3,836,722	4,125,806	870,835	1,222,571

Operating loss	(2,878,385)	(2,497,070)	(566,063)	(776,725)

Net investment income	25,203	32,085	6,332	9,405
Net loss	$(2,853,182)	$(2,464,985)	$(559,731)	$(767,320)

Basic and diluted net loss
per common share	$(0.12)	$(0.10)	$(0.02)	$(0.03)

Weighted average number of common shares outstanding	24,043,846	24,037,042	24,043,846	23,996,038

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	September 30, 2016	September 30, 2015
Cash flows from operating activities:
Net loss	$(2,853,182)	$(2,464,985)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	141,481	91,949
Stock-based compensation	-	183,897
Loss on sale of asset	1,776	-
Change in assets and liabilities:
Royalty receivables	(220,895)	(592,254)
Prepaid expenses and other current assets	69,770	44,002
Deferred revenue	10,000	10,000
Accounts payable and accrued expenses	136,293	(130,379)
Net cash used in operating activities	(2,714,757)	(2,857,770)

Cash flows from investing activities:
Purchases of fixed assets	(8,055)	(312,943)
Proceeds from sale of fixed asset	6,000	-
Change in investments	(6,836)	1,493,888
Net cash provided by (used in) investing activities	(8,891)	1,180,945

Cash flows from financing activities:
Net proceeds from exercise of options and warrants	-	535,123
Net cash provided by financing activities	-	535,123

Net decrease in cash and cash equivalents	(2,723,648)	(1,141,702)

Cash and cash equivalents at beginning of year	5,712,310	7,569,537
Cash and cash equivalents at end of period	$2,988,662	$6,427,835

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Notes to Consolidated Financial Statements

September 30, 2016

(Unaudited)

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K relating to Research Frontiers Incorporated (the “Company”) for the fiscal year ended December 31, 2015.

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

Patent Costs

The Company expenses costs relating to the development or acquisition or enforcement of patents due to the uncertainty of the recoverability of these items.

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

Fee Income

Fee income represents amounts earned by the Company under various license and other agreements relating to technology developed by the Company. During the first nine months of 2016, three licensees accounted for 10% or more of fee income of the Company; these licensees accounted for approximately 30%, 29% and 15%, respectively, of fee income recognized during such period. During the first nine months of 2015, two licensees accounted for 10% or more of fee income of the Company; these licensees accounted for approximately 33% and 15% respectively of fee income recognized during this period. In addition, during the nine months ended September 30, 2015, approximately 17% of revenues was related to fees generated by a large architectural glass project and no such income from this project was recorded in the comparable 2016 period.

Stock-Based Compensation

The Company has granted option/warrants to consultants. GAAP requires that all stock-based compensation be recognized as an expense in the financial statements and that such costs be measured at the fair value of the award.

The Company has granted options/warrants to consultants. These awards generally vest ratably over 12 to 60 months from the date of grant and the Company charges to operations quarterly the current market value of the options using the Black-Scholes method. There were no such charges during the three and nine months ended September 30, 2016. In addition, there were no such charges related to options granted to consultants during the three months ended September 30, 2015. During the nine months ended September 30, 2015, a charge of $10,007 was recorded to operations reflecting the fair value of the options using the Black-Scholes method with the following weighted average assumptions:

2015

Risk free interest rate	1.7%
Option Life	8.9 years
Volatility	65%

The Company did not grant any stock options to employees and directors during the three and nine months ended September 30, 2016 and 2015.

In connection with the restricted stock grants to employees and directors, the Company charged $57,967 to operations during the three months ended September 30, 2015 and $173,890 was charged to operations during the nine months ended September 30, 2015. There were no such charges during the three and nine months ended September 30, 2016.

Income Taxes

Since inception, the Company has incurred losses from operations and as a result has not recorded income tax expense. Benefits related to net operating loss carryforwards and deferred items have been fully reserved since it is not more likely than not that the Company would achieve profitable operations.

Equity

The Company did not sell any equity securities during the nine months ended September 30, 2016 and 2015.

The Company received proceeds of $535,123 during the nine months ended September 30, 2015 in connection with stock issued by the exercise of options and warrants previously granted.

Treasury Stock

The Company did not repurchase any of its stock during the nine months ended September 30, 2016 and 2015.

Investments

The Company classifies investments in marketable securities as trading, available-for-sale or held-to-maturity at the time of purchase and periodically re-evaluates such classifications. Trading securities are carried at fair value, with unrealized holding gains and losses included in earnings. Held-to-maturity securities are recorded at cost and are adjusted for the amortization or accretion of premiums or discounts over the life of the related security. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss) until realized. In determining realized gains and losses, the cost of securities sold is based on the specific identification method. Interest and dividends on the investments are accrued at the balance sheet date. At September 30, 2016 and December 31, 2015 all investments were classified as held to maturity and consisted of the following:

		September 30, 2016	December 31, 2015
Certificates of Deposit	Maturity	Value of Held to Maturity Investment	Value of Held to Maturity Investment
Investment	Date	(based on cost)	(based on cost)

1,503,525	February 23, 2017	1,520,620	1,513,784
		$1,520,620	$1,513,784

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

Financial assets accounted for at fair value on a recurring basis at September 30, 2016 include cash, cash equivalents and short term investments of approximately $4.5 million. These assets are carried at fair value based on quoted market prices for identical securities (Level 1 inputs).

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

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact of adopting this guidance.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated (“ASU”) No. 2016-02, Leases. ASU 2016-02 requires lessees to apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption of the new guidance is permitted. We are currently evaluating the impact of ASU 2016-02 on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which will change certain aspects of accounting for share-based payments to employees. ASU 2016-09 is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2016. The Company is currently evaluating the impact of the provisions of ASU 2016-09.

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact of the provisions of ASU 2016-15.

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

Results of Operations

The majority of the Company’s fee income comes from the activities of several licensees participating in the automotive market. The Company currently believes that the automotive market will be the largest source of its royalty income over the next several years. The Company’s royalty income from this market may be influenced by numerous factors including various trends affecting demand in the automotive industry and the rate of introduction of new technology in OEM product lines. In addition to these macro factors, the Company’s royalty income from the automotive market could also be influenced by specific factors such as whether the Company’s SPD -SmartGlass technology appears as standard equipment or as an option on a particular vehicle, the number of additional vehicle models that SPD-SmartGlass appears on, the size of each window on a vehicle and the number of windows on a vehicle that use SPD-SmartGlass, fluctuations in the total number of vehicles produced by a manufacturer, and in the percentage of cars within model like produced with SPD-SmartGlass, and changes in pricing or exchange rates. Certain license fees, which are paid to the Company in advance of the accounting period in which they are earned resulting in the recognition of deferred revenue for the current accounting period, which will be recognized as fee income in future periods. Also, licensees may offset some or all of their royalty payments on sales of licensed products for a given period by applying these advance payments towards such earned royalty payments. Because the Company’s license agreements typically provide for the payment of royalties by a licensee on product sales within 45 days after the end of the quarter in which a sale of a licensed product occurs (with some of the Company’s more recent license agreements providing for payments on a monthly basis), and because of the time period which typically will elapse between a customer order and the sale of the licensed product and installation in a home, office building, automobile, aircraft, boat or any other product, there could be a delay between when economic activity between a licensee and its customer occurs and when the Company gets paid its royalty resulting from such activity.

Nine months ended September 30, 2016 Compared to the Nine months ended September 30, 2015

The Company’s fee income from licensing activities for the nine months ended September 30, 2016 decreased to $958,337 from $1,628,736 for the nine months ended September 30, 2015. A substantial majority of this decrease was principally the result of non-recurring fees earned last year associated with the Company’s participation in the Milan Expo, and non-recurring fee income under several licenses in 2015. To a much lesser extent, fee income from automobiles and aircraft using the Company’s technology was lower in the first nine months of 2016 due to: (1) lower production levels of certain car models in the period; (2) lower costs to the OEM (and therefore lower royalties per car to the Company) for glass incorporating the Company’s technology on certain car models, and (3) a design improvement in certain aircraft that caused a short-term reduction in new window installations. These factors were partially offset by higher sales volumes on other car and aircraft models using the Company’s technology. The Company believes that the factors causing reduced royalty income in the first half of 2016 to be short term. As expected, in the third quarter of 2016 (when the 2017 model year cars are produced by Mercedes-Benz), the Company started to see higher take rates and levels of production in cars using the Company’s technology, as compared to second quarter 2016 levels. The Company expects this improving trend to continue in the fourth quarter of 2016.

In the first nine months of 2016, the Company received royalty revenues from sales of the Magic Sky Control option on the S-Class Coupe, Maybach and S-Class Sedan, and SL and SLK/SLC roadsters in excess of the minimum annual royalty levels for the two licensees supplying products using the Company’s technology to Daimler. As such, royalties from these five car models will be accretive to the Company’s royalty revenue. Production efficiencies are expected to continue and accelerate with the introduction of the higher vehicle production volumes for various car models going forward, and the Company expects that lower pricing per square foot of the Company’s technology could expand the market opportunities, adoption rates, and revenues for its technology in automotive and non-automotive applications. The Company expects to generate additional royalty income from the near-term introduction of additional new car and aircraft models from other OEMS (original equipment manufacturers), continued growth of sales of products using the Company’s technology for the marine industry in yachts and other watercraft, in trains, in museums, and in larger architectural projects.

Operating expenses decreased by $353,208 for the nine months ended September 30, 2016 to $2,676,178 from $3,029,386 for the nine months ended September 30, 2015. This decrease was principally the result of lower patent costs ($153,000), lower payroll costs ($133,000) principally due to lower noncash stock and option grant compensation costs of $153,000 in the prior year period. In addition, the Company incurred lower investor relations and marketing costs ($53,000) and lower professional fees ($18,000).

Research and development expenditures increased by $64,124 to $1,160,544 for the nine months ended September 30, 2016 from $1,096,420 for the nine months ended September 30, 2015. This increase was principally the result of higher payroll costs ($86,000) partially offset by lower allocated facility and office expense costs ($11,000) as well as lower materials costs ($7,000).

The Company’s net investment income for the nine months ended September 30, 2016 was $25,203 compared to $32,085 earned for the nine months ended September 30, 2015 due to lower cash available for investment.

As a consequence of the factors discussed above, the Company’s net loss was $2,853,182 ($0.12 per common share) for the nine months ended September 30, 2016 as compared to $2,464,985 ($0.10 per common share) for the nine months ended September 30, 2015.

Three months ended September 30, 2016 Compared to the Three months ended September 30, 2015

The Company’s fee income from licensing activities for the three months ended September 30, 2016 decreased to $304,772 from $445,846 for the three months ended September 30, 2015. This decrease was principally due to lower sales levels in automotive, aircraft and museum products and non-recurring royalty income which occurred during 2015. As noted earlier, sales levels have begun to increase in automotive during the third quarter of 2016, and are expected to further increase in automotive and in the other markets for the Company’s technology starting in the fourth quarter of 2016.

Operating expenses decreased by $271,043 for the three months ended September 30, 2016 to $624,080 from $895,123 for the three months ended September 30, 2015. This decrease was principally the result of lower patent costs ($142,000) as well as lower payroll ($59,000), almost all of which is due to lower non-cash compensation charges relating to grants of common stock and options to employees, and lower investor relations and marketing costs ($66,000).

Research and development expenditures decreased by $80,693 to $246,755 for the three months ended September 30, 2016 from $327,448 for the three months ended September 30, 2015. This decrease was principally the result of lower payroll costs ($100,000) partially offset by higher allocated facility and office expenses ($13,000).

The Company’s net investment income for the three months ended September 30, 2016 was $6,332 compared to $9,405 earned for the three months ended September 30, 2015 with the reduction due to lower cash balances available for investment.

As a consequence of the factors discussed above, the Company’s net loss was $559,731 ($0.02 per common share) for the three months ended September 30, 2016 as compared to $767,320 ($0.03 per common share) for the three months ended September 30, 2015.

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

During the nine months ended September 30, 2016, the Company’s cash and cash equivalents balance decreased by $2,723,648. The decrease was mainly due to cash used for operations of $2,714,757, the purchase of fixed assets of $8,055, the change in short term investments of $6,836 and by the proceeds from the sale of a fixed asset of $6,000. As of September 30, 2016, the Company had working capital (total current assets less total current liabilities) of $5,494,042 and total shareholder’s equity of $6,222,623.

The Company expects to use its cash to fund its research and development of SPD light valves, its expanded marketing initiatives, and for other working capital purposes. The Company’s working capital and capital requirements depend upon numerous factors, including the results of research and development activities, competitive and technological developments, the timing and cost of patent filings, the development of new licensees and changes in the Company’s relationships with its existing licensees. The degree of dependence of the Company’s working capital requirements on each of the foregoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements; the addition of new licensees may provide additional working capital or working capital requirements, and changes in relationships with existing licensees would have a favorable or negative impact depending upon the nature of such changes. Based upon existing cash reserves and historical revenues and cash expenditures, the Company believes that its current cash and cash equivalents would fund its operations through early 2018. There can be no assurances that expenditures will not exceed the anticipated amounts or that additional financing, if required, will be available when needed or, if available, that its terms will be favorable or acceptable to the Company. Eventual success of the Company and generation of positive cash flow will be dependent upon the extent of commercialization of products using the Company’s technology by the Company’s licensees and payments of continuing royalties on account thereof. To date the Company has not generated sufficient revenue from licensees to fully fund its operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information required by Item 3 has been disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. There has been no material change in the disclosure regarding market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We designed our disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2016, and, based on their evaluation, have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the nine months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 3, 2016

