Form 10-K
period 2016-12-31
RESEARCH FRONTIERS INC
filed 2017-03-16
CIK 793524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of

THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016	Commission File Number 1-9399

RESEARCH FRONTIERS INCORPORATED

(Exact name of registrant as specified in its charter)

DELAWARE	11-2103466
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

240 CROSSWAYS PARK DRIVE
WOODBURY, NEW YORK	11797-2033
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (516) 364-1902

Securities registered pursuant to Section 12(b) of the Act:	Name of Exchange
Title of Class	on Which Registered
Common Stock, $0.0001 Par Value	The NASDAQ Stock
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

[  ] Large accelerated filer    [X] Accelerated filer    [  ] Non-accelerated filer    [  ] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter), computed based on the closing sale price of $3.65 was $63,953,333. In making this computation, all direct and indirect shares known to be owned by directors and executive officers of the Company and all direct and indirect shares known to be owned by other persons holding in excess of 5% of the Company’s common stock have been deemed held by “affiliates” of the Company, and awards of restricted stock subject to vesting are assumed to have been fully issued and outstanding. Nothing herein shall prejudice the right of the Company or any such person to deny that any such director, executive officer, or stockholder is an “affiliate.”

On March 16, 2017, the registrant had 24,043,846 shares of Common Stock outstanding.

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

The Company has entered into a number of license agreements covering its light control technology. During 2016 four licensees accounted for 30%, 27%, 15% and 7%, respectively of fee income recognized for the year. During 2015, three licensees accounted for 33%, 15%, and 9%, respectively, of fee income recognized for the year. In addition, during the year ended December 31, 2015, approximately 14% of revenues related to fees generated by a large architectural glass project. During 2014, five licensees accounted for 36%, 11%, 9%, 9%, and 5%, respectively of fee income recognized during the year.

Research Frontiers was incorporated in New York in 1965 to continue early work that Dr. Edwin Land, founder of Polaroid Corporation, and others had done in the area of light-control beginning in the 1930s. Research Frontiers was reincorporated in Delaware in 1989. Since 1965, Research Frontiers has actively worked to develop and license its own SPD technology, which it protects using patents, trade secrets and know-how. Although patent and trade secret protection is not a guarantee of commercial success, Research Frontiers currently has 222 patents that have been issued worldwide. In addition, the Company has current patent applications in the US and other countries that if granted, would add a significant number of additional patents to its portfolio. The Company has and continues to devote significant resources to develop, license and protect its intellectual property position.

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

Beginning in late 2011, higher volume sales of SPD products commenced with the launch by Daimler AG of the Magic Sky Control™ all glass roof option on their Mercedes-Benz SLK. In early 2012, sales of the Magic Sky Control™ all glass roof option commenced on their Mercedes-Benz SL. In mid-2014, sales of the Magic Sky Control™ all glass roof option commenced on the new S-Class Coupe with other Mercedes-Benz S-Class variants began offering the Magic Sky Control™ all glass roof option in 2015 and 2016.

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

Employees:

On March 16, 2017, the Company had eleven full-time employees, five of whom are technical personnel, and the rest of whom perform legal, finance, marketing, investor relations, and administrative functions. Of these employees, three have obtained doctorates in chemistry, one has a master’s degree in chemistry, and one has extensive industrial experience in electronics and electrical engineering. Two employees also have additional postgraduate degrees in business administration and one has a doctorate in jurisprudence. Also the Company’s suppliers and licensees have people on their teams with advanced degrees in a number of areas relevant to the commercial development of products using the Company’s technology. The success of the Company is dependent upon, among other things, the services of its senior management, the loss of which could have a material adverse effect upon the prospects of the Company.

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

In September 2016, MarketsandMarkets issued Smart Glass Market by Technology (SPD, Electrochromic, PDLC, Thermochromic), End-Use Industry (Architecture, Transportation, Power Generation, Consumer Electronics) - Global Forecast to 2022. This market research report concludes that the smart glass market is expected to grow from USD $2.34 Billion in 2015 to reach USD $8.13 Billion by 2022, with a growth rate of 19.2% between 2016 and 2022. This study indicated that Suspended Particle Devices (SPD) technology is expected to grow at the highest growth rate during the forecast period. Furthermore, the transportation market segment is expected to dominate the smart glass market during the forecast period.

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

Aircraft Market:

In the aircraft industry, there is a trend towards larger windows with more passenger control and functionality. In the “transport category” (primarily large commercial passenger aircraft) segment, the world’s two largest aircraft manufacturers are both promoting the size of the windows in new aircraft platforms already being delivered (e.g. Boeing 787 and Airbus A350). In the “general aviation” category (primarily business jets, private or chartered smaller aircraft) this trend is true as well. For example, Gulfstream is promoting the size of the windows on their G650 platform, and Bombardier highlights the size of the cabin window on the upcoming Global 7000 and 8000 platforms. Several OEMs either already offer, or have announced their interest to include, electronically dimmable windows in their aircraft – including Boeing, Airbus, Bombardier, Embraer, Textron-Beechcraft, HondaJet, Airbus Helicopter, Bell Helicopter, Dassault, and Epic.

Electronically dimmable windows for aircraft may use SPD technology, or may use other smart window technologies such as liquid crystal or electrochromic technology. A window system using electrochromic technology was introduced in the Boeing 787. There have been concerns raised that this aircraft’s electronically dimmable windows are not dark enough for long haul flights, transmit too much heat into the cabin, and have a switching speed that is too slow.

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

SPD technology is also the only commercially available light-control smart window technology known to have passed the stringent safety and durability tests required by the aviation industry and to have received a Supplemental Type Certificate (STC) from the Federal Aviation Administration. Today SPD-Smart electronically dimmable windows are flying in 33 models of various aircraft including those used in commercial aviation, general aviation and military aviation. SPD-Smart products have recently been selected by aircraft manufacturers as standard equipment on new production platforms including Honda Aircraft’s HondaJet and Textron-Beechcraft King Air 250, 350i and C90GTx. In addition, starting in 2020, SPD-Smart skylights have been selected by Dassault Aviation for its new Falcon 5X.

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

In 2015, Research Frontiers’ patented SPD-SmartGlass technology was selected as the exclusive smart glass for the USA Pavilion at the World’s Fair, Expo Milano 2015. The USA Pavilion featured 312 large panels of SPD-SmartGlass manufactured under license from Research Frontiers by Isoclima S.p.A. Each panel measures approximately 1 meter by 3 meters, making the total surface area in the roof more than 10,000 square feet. This is the largest known installation of smart glass in the world for a roof application and was seen by over 6 million people.

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

Customers for Hitachi Chemical’s SPD-Smart film are end-product licensees of Research Frontiers. These licensees receive the film, laminate it between glass or plastic substrates, and then fabricate end-products which are sold into various industries. Most end-product licensees pay Research Frontiers a royalty on the sale of these end-products that typically range from 10-15%.

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

SPD-Smart Automotive Products:

Research Frontiers and its licensees are currently working with multiple automotive manufacturers to introduce SPD-Smart windows, sunroofs and roof systems on both concept and production vehicles. Research Frontiers’ end-product licensees in this sector include: American Glass Products, Asahi Glass, BOS Automotive, Custom Glass, Daimler AG, DuPont, Isoclima, Pilkington Glass, Pittsburgh Glass Works, Saint-Gobain Vision Systems, Tint-It JSC and Advnanotech. The Company’s automotive glass licensees account for the majority of all glass produced for the automotive market throughout the world.

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

A key factor in the broad adoption of SPD technology in various automotive windows is its cost. Typically, the cost for new technology products decrease as production volumes increase. The price per square foot of SPD-SmartGlass reported by our licensees has gone down over time in the automotive market. Royalties from the Magic Sky Control panoramic roofs for the S-Class vehicles are generally between $150-250/car. Royalties from the Magic Sky Control roofs for the SLK and SL vehicles are between $100-150/car. The roofs on the S-Class is approximately two to three times the surface area of the roofs on the SLK and SL vehicles.

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

Some automakers and their suppliers have incorporated SPD-SmartGlass in concept vehicles, with some of these concept vehicles being exhibited at major auto shows:

●	January 2017:

Corning introduced a concept car that features an SPD-SmartGlass panoramic roof and rear glass at the 2017 Consumer Electronics Show. This large roof and curved rear glass is made using SPD-SmartGlass light-control film laminated between Corning’s Gorilla® Glass, a special chemically-strengthened thin and lightweight glass.

At the 2017 Consumer Electronics Show, Continental Corporation (“Continental”) showcased an advanced version of its SPD-equipped vehicle that it originally showcased at the 2016 Consumer Electronics Show. This vehicle has enhanced and more sophisticated electronics, Continental indicated that its Intelligent Glass Control system increases passenger comfort and lowers CO2 emissions by keeping the interior of the vehicle cooler. As a result, smaller, more efficient and lighter air conditioning units could be used. Calculations showed a reduction in CO2 emissions of four grams per kilometer. Continental also estimates that their Intelligent Glass Control system can increase the driving range of electric vehicles by 5.5%

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

Vision Systems announced in January 2012 that Notin, manufacturer of motorhomes and campers, selected Visions Systems’ Nuance brand of SPD-SmartGlass for the skylight of Notin’s Angara luxury motorhome. In October 2013 at Busworld 2013, Vision Systems showcased a new sun visor using SPD-Smart light-control film technology and a light sensor to automatically and dynamically adjust the sun visor to deal with changing light and glare conditions. Vision Systems indicated that they have been working for almost two years with a major automotive OEM to test the ease of installation, reliability, design and performance of their new sun visor in real world conditions. They further indicated that customer reaction regarding the effectiveness and ease of use of this product has been excellent. The fact that this feature can be installed in the aftermarket should bring these benefits to a wider range of drivers.

Rail Transport:

●	September 2016:

Vision Systems and their customers and strategic partners, exhibited many different types of SPD-Smart products at InnoTrans 2016. Products included:

(a)	A full-scale train cabin mockup equipped with many SPD-Smart passenger windows

(b)	SPD-Smart windows with integrated transparent information displays

(c)	SPD-Smart contrast enhancement filters for displays

(d)	SPD-Smart windows with multi-zone switching capabilities

(e)	Train passenger SPD-Smart windows

(f)	Aftermarket driver cabin SPD-Smart windows

●	September 2014:

In September 2014, Poma (a leading supplier of cable transport systems) showcased at Innotrans 2014 its Cabine H2 cable car. The windows in this cable transport vehicle used Research Frontiers licensee Vision Systems’ “Nuance” SPD solution. Innotrans 2014 is the largest international trade fair for rail transport technology with over 160,000 visitors and is held every two years in Berlin, Germany. At this fair Bombardier, featured their “FLEXITY 2” tram platform using an electronically dimmable window produced by Vision Systems. In addition, AGC, one of the largest producers of flat glass in the world, featured its “WONDERLITE” SPD-SmartGlass train window.

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

●	Textron-Beechcraft has SPD-Smart electronically dimmable windows as standard equipment on all models of its King Air aircraft:

The King Air 250 with first delivery during 2015;

The King Air 350i with first delivery during 2015;

The King Air C90GTx with first deliveries during the first quarter of 2016.

●	Dassault Aviation:

The new Falcon 5X, with first deliveries expected in 2020, will come with SPD-Smart electronically dimmable skylights as standard equipment.

Other aircraft manufacturers and their suppliers continue to develop and evaluate the use of SPD technology in their windows systems. Aircraft manufacturers have incorporated SPD-Smart electronically dimmable windows in mockups, with some of these mockups being exhibited at major aviation shows:

●	October 2016:

At the MRO Europe conference Fokker Services, a division of GKN Aerospace, launched “Element EDW,” a new electronically dimmable window system for commercial airliners. Developed in collaboration with Research Frontiers licensee InspecTech Aero Service, this “smart transparency” controls and manages both beneficial and undesirable outside elements coming into aircraft cabins through passenger windows.

Vision Systems exhibited SPD-Smart EDWs (electronically dimmable windows) at Aircraft Interiors Expo Asia and at the National Business Aviation Association (NBAA) Business Aviation Convention & Exhibition. These products improve the airline passenger experience by controlling light, glare, heat and noise entering the cabin.

●	May 2016:

Easier SPD-Smart EDW control switches from InspecTech Aero Service were on display at the EBACE aircraft show on the newly redesigned King Air 350i and 250 that were on display by Textron-Beechcraft. In their announcement at EBACE that the King Air C90GTx (the third King Air to offer SPD-Smart EDWs as standard equipment) has received FAA certification, Textron highlighted the improved EDWs on their newly redesigned aircraft as an important cabin enhancement.

Vision Systems debuted an Acti-Vision interactive aircraft window at the EBACE aircraft show that not only dims, but brings the passenger important information such as flight status, moving map, satellite imagery, and even tourist information about what the passenger is looking at out the window via a transparent video touchscreen built into the window.

●	April 2016:

Vision Systems introduced a solution for the light and glare issues commonly experienced in aircraft cockpits at the Aircraft Interiors Expo. Vision Systems’ Nuance Smart Shell, using Research Frontiers SPD-Smart EDW technology, is designed for lateral cockpit windows, which account for a large percentage of light and glare entering cockpits, and are extremely difficult to shade. The Nuance Smart Shell EDW covers the entire window surface area and brings dynamic solar control to aircraft cockpits – providing automated management of intense high-altitude light and glare, and protection from harmful UV radiation.

●	April 2015:

Vision Systems demonstrated its Nuance Touchless SPD-Smart EDW at the 2015 Aircraft Interiors Expo in Hamburg, Germany. The new system allows passengers to use gestures, much like those used to operate a smart phone, to control the tint of their aircraft windows, but without ever having to touch the window or any other aircraft interior component.

Isoclima showcased its CromaLite brand of SPD-Smart electronically dimmable windows at the Aircraft Interiors Expo in Hamburg, Germany.

●	March 2015:

Vision Systems unveiled its SPD-Smart Opti-Visor electronically dimmable sun visor for the aircraft market at the Helicopter Association International Heli-Expo in Orlando, Florida.

●	December 2014:

At the 2014 MEBA show in Dubai, U.A.E., Vision Systems unveiled a new generation of its Energia photovoltaic autonomous SPD-Smart dimmable window – the new product is capable of producing more energy than the prior generation.

●	October 2014:

Epic Aircraft featured SPD-Smart windows in the mock-up of their upcoming E1000 aircraft. The mock-up was unveiled at 2014 NBAA in Orlando, Florida.

●	May 2014:

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

Vaupell featured an SPD-Smart electronically dimmable window in their commercial airliner window assembly at the 2014 Hamburg Airshow.

●	October 2013:

Dassault announced their Falcon 5X at the 2013 NBAA show in Las Vegas. In an aviation industry first, an SPD-Smart skylight was featured on the mock-up. The Falcon 5X will use SPD technology as standard equipment, and use of a skylight on an aircraft is an industry first

At the 2013 AIX Americas show, Vision Systems’ strategic partner Vaupell announced they are offering the industry a complete SPD-Smart light-control window system – Vision Systems’ SPD-Smart Noctis window and control system, integrated with Vaupell’s window assembly. This product offering was showcased at Vaupell’s AIX Americas booth. Vision Systems and Vaupell entered into a strategic partnership to develop and offer SPD-Smart Noctis and Nuance windows to OEMs, including Vaupell’s longstanding customer Boeing.

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

●	June 2013

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

●	April 2013:

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

Honda Aircraft Company featured HondaJet SPD-Smart cabin windows at the 2012 National Business Aviation Association (NBAA) Annual Meeting & Convention. The HondaJet’s passenger windows will use SPD technology as standard equipment. SPD-Smart Nuance windows for the HondaJet went into production at Vision Systems’ new Melbourne, Florida factory.

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

●	March 2012:

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

●	January 2011:

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

Key performance requirements for aircraft light-control windows:

●	Level of darkness:

Solar radiation onboard aircraft is extreme, and requires a dimmable window that creates an environment dark enough for passengers to sleep, even during daylight hours. Research Frontiers licensees now offer SPD-Smart windows that can be set to block over 99.96% of incoming light, to meet the needs of OEMs and their customers.

●	Switching speed:

Whenever a passenger wants relief from glare, SPD-Smart aircraft windows offer immediate response. Due to instant switching, an infinite number of light-transmission states can be selected by the passenger or flight crew, from clear to blackout, and any level of view-preserving tint in between.

●	Heat-blocking:

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

SPD-Smart Architectural Products:

Research Frontiers and its licensees are currently working with multiple architectural customers to introduce SPD-Smart products including windows, skylights, partitions and doors. The architectural markets for these products are highly fragmented and in general have a high sensitivity to price. In the near term, the Company expects SPD-SmartGlass products primarily will be commercialized in specialty applications and/or sectors that value its distinctive performance attributes including fast switching speed regardless of window size, a very wide range of visible light transmission, infinite light-control between its dark and clear states, and availability in unusual shapes and sizes. Research Frontiers’ end-product licensees in this sector include: Advnanotech (ADV), American Glass Products (AGP), Asahi Glass, Cricursa Cristales Curvados, ID Research Pty Ltd. (“i-Glass”), Innovative Glass, LTI SmartGlass, NSG UMU Products Co., Ltd Prelco, Isoclima, Traco (a business unit of Alcoa), Mecanica de Vidros Industria E Comercio (“MDV”), and Tint-It JSC.

In January 2017, Research Frontiers and NSG UMU Products Co., Ltd. announced that UMU Products has acquired a license from Research Frontiers Inc. to produce and sell SPD-SmartGlass architectural intelligent products throughout the United States, Canada, Mexico, Japan, the People’s Republic of China and Taiwan. The non-exclusive license grants UMU Products, a subsidiary of world-leading glass manufacturer Nippon Sheet Glass, the right to manufacture and sell SPD-SmartGlass products including windows, doors, solar shading screens, curtainwalls, skylights and other intelligent smart glass architectural products.

In September 2016, Smartglass International announced that its Solar SmartGlass brand of SPD-SmartGlass has been selected for both new construction and retrofit projects. An example of a retrofit project is the University of Edinburgh’s historic McEwan Hall. The interior of this hall, built in 1897, is being refurbished. In an article on the Smartglass International website, the company indicates that its Solar SmartGlass “…will be retrofitted to the internal building walls to protect the beautiful paintings and features for many more years to come. The glass will increase the functionality of the space by allowing instant control over the amount of light entering the hall. Smartglass International will create bespoke solar switchable panels that will be fitted inside each of the 13 circular oculi, each more than 2 metres in diameter.”

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

Research Frontiers licensee SmartGlass International has announced completion of several high visibility SPD-SmartGlass installations. During February 2012, the company announced installation of SPD-SmartGlass at CERN, the European Organization for Nuclear Research, which is one of the world’s largest and most respected centers for scientific research. SmartGlass International installed SPD-SmartGlass in CERN’s Globe of Science and Innovation that will house a permanent exhibition and is intended to serve as a venue for a wide range of activities, conferences and other events, In February 2011, SmartGlass International announced it supplied retrofit SPD-SmartGlass to five London television studios of the Associated Press. The SPD-SmartGlass used in these projects harvests daylight when it’s needed, improves occupant comfort by providing controllable solar shading during peak light conditions, and preserves views. Just prior to this installation, it was announced that SmartGlass International installed retrofit SPD-SmartGlass panels at the set of “Daybreak,” the breakfast anchor program from ITV, one of the UK’s largest commercial television networks.

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

In October 2016 Vision Systems announced at the Monaco Yacht Show and 2016 IBEX new relationships for offering SPD-SmartGlass products with Taylor Made Systems, ProCurve Glass, and Yachtglass. In addition, the Monaco Yacht Show hosted the world premier of the “Edition 1” model of the “ARROW460 – Granturismo,” which has SPD-Smart dimmable glazing products throughout the Silver Arrows Marine motor yacht supplied by Vision Systems and designed by Mercedes-Benz Design.

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

Excessive light-exposure is a leading cause of irreversible damage to many precious objects, particularly works on paper, textiles and watercolor. Presently, no display system is able to provide these artifacts with any protection against visible light damage. VariGuard provides the world’s first and only display panels that limit an artifact’s light-exposure only to when the artifact is being viewed. This provides unequalled protection for light-sensitive artifacts by substantially reducing an artifact’s overall lux-hour exposure when compared to conventional display panels.

VariGuard marketing and exhibition activities include:

●	In September 2015, the Church History Museum, operated by The Church of Jesus Christ of Latter-day Saints, installed 22 exhibit cases containing VariGuard SmartGlass panels to protect light sensitive documents and artifacts. VariGuard panels provide a better viewing experience (by allowing substantially higher gallery illumination levels), while simultaneously reducing damaging visible light-exposure to artifacts.

●	In August 2015, the Smithsonian’s National Postal Museum selected VariGuard panels to protect the 1856 British Guiana One Cent Magenta, the world’s most famous rare postage stamp.

●	In May 2015, VariGuard exhibited its products at the American Institute for Conservation of Historic and Artistic Works (“AIC”) 43rd annual meeting in Miami, FL. Seth Van Voorhees, President of the VariGuard business unit commented: “Our display panels offer the highest level of protection against UV and visible light damage in the industry and they are being used in cases, frames and wall cases to protect various light sensitive artifacts in museums internationally. Reinforcing the benefits of VariGuard panels and how they limit light exposure, the Smithsonian National Postal Museum presented a paper at this meeting entitled “(Year of Light) Lighten Up: Enhancing Visitor Experiences,” which will discuss the positive impact that VariGuard panels have in protecting valuable artifacts and enhancing the visitor experience.

●	In January 2015, VariGuard exhibited its display panels at a Washington Conservation Guild meeting focused on innovative new conservation technologies at the Smithsonian Institution’s S. Dillon Ripley Center in Washington, DC.

●	In November 2014, VariGuard was invited to present at a meeting of the Washington Conservation Guild which was entitled: “Outsmarting Light: SmartGlass Technology in Exhibitions”. At this meeting, results of the light conservation benefits of its light control panels at the National Postal Museum were reported. This study quantified the dramatic reduction (>86%) in light exposure that artifacts experienced in cases using VariGuard display panels versus traditional glass display panels.

●	In June 2014, VariGuard business unit announced that the Smithsonian’s National Postal Museum will use VariGuard’s panels based on SPD-SmartGlass technology at the “Behind the Badge” exhibition in Washington, DC. This exhibit showcases the work of one of the nation’s oldest federal law enforcement agencies and VariGuard panels are featured in display cases that showcase historic light-sensitive artifacts.

●	In January 2014, the VariGuard business unit announced that Omega Moulding will distribute its patented light control SmartGlass products for frames and display cases in the United States and Canada. That month Omega Moulding showcased the benefits of VariGuard SmartGlass products at the 15th Annual West Coast Art and Frame Expo and National Conference in Las Vegas, NV.

●	In May 2013, VariGuard featured its panels in several framing applications at Museum Expo 2013 at the Baltimore Convention Center in Baltimore, MD.

More information about VariGuard can be found on its independent website at www.VariGuard.com.

Marketing Activities and Licensee Support:

In addition to supporting the efforts of its licensees, the Company also recognizes the need to develop the SPD industry as a whole. As such, the Company continues to plan and execute complementary programs that build awareness and interest in smart glass generally and demand for SPD-Smart products specifically. In 2016 these programs include presentations at various general industry conferences, participation in panel presentations and discussions hosted by academia, development of trade association educational materials, and presentations to architects, designers, and other influential specifiers. For example, during 2016 the Company: (i) presented at the Autonomous Vehicle Interior Design & Technology Symposium in Novi, Michigan and (ii) was the keynote speaker, and event chairman, at the annual CTI Automotive Glazing USA Conference in Rochester, Michigan.

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

As part of this mission to develop the industry and to support our licensees’ acquiring SPD projects, Research Frontiers completed the construction of the SPD-SmartGlass Design Center. This Center is also configured as an interactive and energy-efficient “smart” executive office and conference room, and is located at the Company’s corporate headquarters in Woodbury, New York. The SPD-SmartGlass Design Center features leading-edge SPD-Smart windows of different sizes (some floor-to-ceiling) and framing materials. It has a multi-functional electronic controller system for manual, remote, and automatic SPD-SmartGlass switching, and windows that can be controlled remotely over the internet or using a smart phone. This interactive area also contains other types of smart glass, such as those using liquid crystal and electrochromic technologies, allowing users to operate and experience first-hand the differences in performance characteristics of different types of smart glass. Additional showcases of SPD-SmartGlass are being established in other geographic locations to make it convenient for even more people to experience the benefits of SPD-SmartGlass technology.

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

Licensees of Research Frontiers that incorporate SPD technology into end-products will pay Research Frontiers a royalty of 5-15% of net sales of licensed products under license agreements currently in effect, and may also be required to pay Research Frontiers fees and minimum annual royalties. Licensees that sell components (such as SPD emulsion or film) or lamination services to other licensees of Research Frontiers do not pay a royalty on such sale or service, and Research Frontiers will collect a royalty from the licensee incorporating these components into their own SPD-Smart end-products. Research Frontiers’ license agreements typically allow the licensee to terminate the license after some period of time, and give Research Frontiers only limited rights to terminate before the license expires. The licenses granted by the Company are non-exclusive and generally last as long as Research Frontiers’ patents remain in effect. Due to their bankruptcy filings or other termination of their general business activities or for other reasons, the Company does not believe that Polaroid Corporation, Kerros Limited, ThermoView Industries, BRG Group, SPD Technologies, SPD Systems, Diamond Sea Glaze and Film Technologies International are pursuing business activities with respect to SPD technology. The Company and SPD Control Systems agreed to terminate their license agreement in December 2014 which resulted in a grant back to Research Frontiers of certain rights in SPD Control Systems’ intellectual property. Some of the Company’s other licensees are currently inactive with respect to SPD technology, but may hereafter become active again. To date, the Company has not generated sufficient revenue from its licensees to profitably fund its operations. All of the Company’s license agreements are included as exhibits to the Company’s periodic reports filed with the United States Securities and Exchange Commission (the “SEC”).

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

Liquid Crystal Technology:

To date, the main types of liquid crystal smart windows have been produced by Taliq Corp. (a subsidiary of Raychem Corp. which has since discontinued its liquid crystal operations and licensed its technology to others), Asahi Glass Co., Gauzy, Nippon Sheet Glass, Saint-Gobain Glass, iGlass Projects Pty Limited, Polytronix, Inc., DMDisplays, and 3M (which has also reportedly discontinued its liquid crystal film making operations). The first four companies listed above are also licensees of Research Frontiers Inc. for SPD-Smart technology. Liquid crystal windows only change from a cloudy, opaque milky-white to a clear state, are hazy when viewed at an angle and have no useful intermediate states. As compared to liquid crystal windows, SPD smart windows are expected to have some or all of the following advantages:

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

During the past few years, the Company and/or its licensees have made significant advances relating to materials to enable (1) improved stability of SPD emulsions, (2) a wider range of light transmission, (3) improved film adhesion and cohesion and (4) increased durability of SPD films/laminates, and (5) cost reductions. These advances have resulted in two patents being issued to the Company by the US patent office and the corresponding foreign patent applications are pending.

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

Excluding non-cash expenses of approximately $16,000, $146,000 and $219,000, associated with the grant of stock options and restricted stock to the Company’s technical personnel, Research Frontiers incurred approximately $1,402,000, $1,442,000 and $1,403,000 during the years ended December 31, 2016, 2015, and 2014, respectively, for research and development. Research Frontiers plans to engage in substantial continuing research and development activities to invest in future improvements in SPD light-control technology and to expand for its licensees the capabilities of SPD-Smart technology and the markets for SPD-Smart products.

Patents and Proprietary Information:

Research Frontiers continues to make substantial investments to develop, license and protect its intellectual property position. The Company has 24 United States and 198 foreign patents in force. The Company’s United States patents expire at various dates from 2017 through 2034, while its foreign patents expire at various dates from 2016 through 2033.

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

Source and Need for Capital.

As of December 31, 2016, we had approximately $3.2 million in cash, cash equivalents and short-term investments. As we take steps in the commercialization and marketing of our technology, or respond to potential opportunities and/or adverse events, our working capital needs may change. We anticipate that if our cash and cash equivalents are insufficient to satisfy our liquidity requirements, we will require additional funding to sustain our ongoing operations and to continue our SPD technology research and development activities.

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

History of Operating Losses.

We have experienced net losses from operations, and we may continue to incur net losses from operations in the future. We have incurred substantial costs and expenses in researching and developing our SPD technology. As of December 31, 2016, we had a cumulative net loss of $106,648,968 since our inception. Our net loss was $4,238,410 in 2016, $4,279,856 in 2015, $4,413,722 in 2014, (which includes non-cash accounting charge in 2016, 2015 and 2014 of $67,531, $725,016 and $1,042,917, respectively, resulting from the expensing of grants of restricted stock and stock options).

We may not generate sufficient cash flows to cover our operating expenses.

As noted above, we have incurred recurring losses since inception and expect to continue to incur losses as a result of costs and expenses related to our research and continued development of our SPD technology and our corporate general and administrative expenses. Our limited capital resources and operations to date have been substantially funded through sales of our common stock, exercise of options and warrants and royalty fees collected. As of December 31, 2016, we had working capital of approximately $4.2 million, cash and short-term investments of approximately $3.2 million, shareholders’ equity of approximately $4.9 million and an accumulated deficit of approximately $106.6 million. In the event that we are unable to generate sufficient cash from our operating activities or raise additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects.

An unremediated material weakness in our internal control over financial reporting could adversely affect our reputation, business or stock price.

As described under “Item 9A - Controls and Procedures,” we have identified a control deficiency constituting a material weakness in our internal control over financial reporting related to our controls over the determination of our allowance for doubtful accounts.  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Although we have developed and are implementing a plan to remediate this material weakness and believe, based on our evaluation to date, that this material weakness will be remediated during 2017, we cannot assure you that this will occur within the contemplated timeframe. Moreover, we cannot assure you that we will not identify additional material weaknesses in our internal control over financial reporting in the future. If we are unable to remediate the material weakness, our ability to record, process and report financial information accurately, and to prepare financial statements within the time periods specified by the rules and forms of the Securities and Exchange Commission, could be adversely affected. The occurrence of or failure to remediate the material weakness may adversely affect our reputation and business and the market price of our common stock and any other securities we may issue.

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

The Company currently occupies approximately 9,500 square feet of space at an annual rental which in 2016 was approximately $184,000 for its executive office, research facility and SPD-Smart Glass Design Center at 240 Crossways Park Drive, Woodbury, New York 11797 under a lease expiring March 31, 2025. The Company believes that its space, including its laboratory facilities, is adequate for its present needs.

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

Research Frontiers seeks an injunction in addition to monetary damages and pre-judgment interest and other relief. In this lawsuit, Research Frontiers asserts infringement by the named defendants of United States Patent No. 6,606,185, entitled “SPD Films and Light Valves Comprising Liquid Suspensions of Heat-Reflective Particles of Mixed Metal Oxides and Methods of Making Such Particles,” and United States Patent No. 5,463,491, entitled “Light Valve Employing a Film Comprising an Encapsulated Liquid Suspension, and Method of Making Such Film.”

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

On November 1, 2015, the Claim Construction Hearing was held before Magistrate Judge Christopher J. Burke. On December 13, 2016 the Court issued its decision on this hearing. On January 31, 2017 Research Frontiers and the Defendants in the lawsuit entered into a joint stipulation to permit immediate appeal of the claim construction ruling.

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

ITEM 4.	MINE SAFETY DISCLOSURES

N/A

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

(1)	The Company’s common stock is traded on the NASDAQ Capital Market under the symbol “REFR”. As of March 10, 2017, there were 24,043,846 shares of common stock outstanding.

(2)	The following table sets forth the range of the high and low selling prices (as provided by the National Association of Securities Dealers) of the Company’s common stock for each quarterly period within the past two fiscal years:

Quarter Ended:	Low	High
March 31, 2015	4.91	6.63
June 30, 2015	5.31	6.39
September 30, 2015	4.55	5.97
December 31, 2015	4.34	5.40

March 31, 2016	4.04	5.20
June 30, 2016	3.30	5.03
September 30, 2016	2.56	3.82
December 31, 2016	1.65	2.62

These quotations may reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

(b) Approximate Number of Security Holders

As of March 10, 2017, there were approximately 400 holders of record of the Company’s common stock and the closing price of our common stock was $1.60 per share. The Company estimates that there are approximately 6,900 beneficial holders of the Company’s common stock.

(c) Dividends

The Company has not declared or paid cash dividends on its common stock for the two most recent fiscal years and does not expect to declare or pay any cash dividends in the foreseeable future. There are no restrictions on the payment of dividends.

(d) Issuer Purchases of Equity Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected data regarding the Company’s operating results and financial position. The data for fiscal years 2016, 2015 and 2014 should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our audited consolidated financial statements and notes thereto, which are contained in this Annual Report on Form 10-K.

	Year ended December 31,
	2016	2015	2014	2013	2012
Statement of Operations Data:

Fee income	$1,236,097	$2,007,482	$1,598,799	$2,161,359	$1,957,336

Operating expenses (1)	4,086,408	4,742,166	4,425,718	6,036,792	4,101,592
Research and development (1)	1,417,634	1,588,491	1,621,964	2,203,326	1,671,872
Total Expenses	5,504,042	6,330,657	6,047,682	8,240,118	5,773,464

Operating loss	(4,267,945)	(4,323,175)	(4,448,883)	(6,078,759)	(3,816,128)

Net investment income	29,535	43,319	35,161	38,148	33,171
Income tax benefit	-	-	-	-	613,397
Net loss	$(4,238,410)	$(4,279,856)	$(4,413,722)	$(6,040,611)	$(3,169,560)

Basic and diluted net loss per common share	$(0.18)	$(0.18)	$(0.19)	$(0.26)	$(0.16)
Dividends per share	$0.00	$0.00	$0.00	$0.00	$0.00

Weighted average number of common shares outstanding	24,043,846	24,007,974	23,663,229	22,946,019	20,125,309

	As of December 31,
	2016	2015	2014	2013	2012
Balance Sheet Data:
Total current assets	$4,588,974	$8,674,234	$10,367,561	$11,945,295	$14,333,421
Total assets	5,274,196	9,544,017	12,564,854	12,032,265	14,415,067
Total shareholders’ equity	4,904,926	9,075,805	12,082,170	11,869,937	14,172,675

(1)	Reflects non-cash charges of $51,093, $578,723, $823,584, $2,266,610 and $841,511 to operating expenses, and non-cash charges of $16,438, $146,293, $219,333, $648,294 and $143,026 to research and development expenses relating to the issuance of stock and stock options in 2016, 2015, 2014, 2013 and 2012, respectively which increased the Company’s net loss for 2016, 2015, 2014, 2013 and 2012 by $67,531, $725,016, $1,042,917, $2,914,904 and $984,529, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. An example of a critical estimate is the full valuation allowance for deferred taxes that was recorded based on the uncertainty that such tax benefits will be realized in future periods.

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

Year ended December 31, 2016 Compared to the Year ended December 31, 2015

The Company’s fee income from licensing activities for the year ended December 31, 2016 was $1,236,097, as compared to $2,007,482 for the year ended December 31, 2015. A substantial majority of this decrease was principally the result of non-recurring fees earned last year associated with the Company’s participation in the Milan Expo, and non-recurring fee income under several licenses in 2015. To a much lesser extent, fee income from automobiles and aircraft using the Company’s technology was lower in 2016 due to: (1) lower production levels of certain car models in the period; (2) lower costs to the OEM (and therefore lower royalties per car to the Company) for glass incorporating the Company’s technology on certain car models, and (3) a design improvement in certain aircraft that caused a short-term reduction in new window installations. These factors were partially offset by higher sales volumes on other car and aircraft models using the Company’s technology.

In 2016, the Company received royalty revenues from sales of the Magic Sky Control option on the S-Class Coupe, Maybach and S-Class Sedan, and SL and SLK/SLC roadsters in excess of the minimum annual royalty levels for the two licensees supplying products using the Company’s technology to Daimler. As such, royalties from these five car models was accretive to the Company’s royalty revenue. Production efficiencies are expected to continue and accelerate with the introduction of the higher vehicle production volumes for various car models going forward, and the Company expects that lower pricing per square foot of the Company’s technology could expand the market opportunities, adoption rates, and revenues for its technology in automotive and non-automotive applications. The Company expects to generate additional royalty income from the near-term introduction of additional new car and aircraft models from other OEMS (original equipment manufacturers), continued growth of sales of products using the Company’s technology for the marine industry in yachts and other watercraft, in trains, in museums, and in larger architectural projects.

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

Operating expenses decreased by $655,758 for the year ended December 31, 2016 to $4,086,408 from $4,742,166 for the year ended December 31, 2015. This decrease was the result of lower payroll and related costs ($588,000) and lower marketing and investor relations costs ($75,000) partially offset by higher bad debt expenses ($157,000). Included in operating expenses are approximately $51,000 and $579,000 of non-cash compensation charges for the years ended December 31, 2016 and 2015, respectively.

Research and development expenditures decreased by $170,857 to $1,417,634 for the year ended December 31, 2016 from $1,588,491 for the year ended December 31, 2015. This decrease was the result of lower payroll and related costs ($127,000) as well as lower material costs ($29,000). Included in research and development expenses are approximately $16,000 and $146,000 of non-cash compensation charges for the years ended December 31, 2016 and 2015, respectively.

The Company’s net investment income for the year ended December 31, 2016 was $29,535 as compared to $43,319 for the year ended December 31, 2015. The difference was primarily due to lower interest earned from cash balances available for investment.

No income tax benefit or expense was recorded for the years ended December 31, 2016 and 2015.

As a consequence of the factors discussed above, the Company’s net loss was $4,238,410 ($0.18 per common share) for the year ended December 31, 2016 as compared to $4,279,856 ($0.18 per common share) for the year ended December 31, 2015.

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

As a consequence of the factors discussed above, the Company’s net loss was $4,279,856 ($0.18 per common share) for the year ended December 31, 2015 as compared to $4,413,722 ($0.19 per common share) for the year ended December 31, 2014.

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

During 2016, the Company’s cash and cash equivalents balance decreased by $4,020,707 principally as a result of cash used for operations of $4,005,443 and cash used for the purchase of property and equipment of $11,715. At December 31, 2016 the Company had cash and short-term investments of $3,214,936 working capital of $4,219,704 and total shareholders’ equity of $4,904,926. Our average quarterly cash flow shortfall based on our current operations is approximately $700,000 per quarter. We are working to reduce our quarterly cash flow shortfall and may also seek new sources of financing. We may eliminate some operating expenses in the future, which will further reduce our cash flow shortfall for the next 12 months, if needed. Based on the expected benefit of expense reductions, we expect to have sufficient working capital for the next 12 months of operations.

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

The Company expects to use its cash to fund its research and development of SPD light valves, its expanded marketing initiatives, and for other working capital purposes. The Company’s working capital and capital requirements depend upon numerous factors, including the results of research and development activities, competitive and technological developments, the timing and cost of patent filings, the development of new licensees and changes in the Company’s relationships with its existing licensees. The degree of dependence of the Company’s working capital requirements on each of the foregoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements; the addition of new licensees may provide additional working capital or working capital requirements, and changes in relationships with existing licensees would have a favorable or negative impact depending upon the nature of such changes. Based upon existing cash reserves and historical revenues and cash expenditures, the Company believes that its current cash and cash equivalents would fund its operations through early 2018. There can be no assurances that expenditures will not exceed the anticipated amounts or that additional financing, if required, will be available when needed or, if available, that its terms will be favorable or acceptable to the Company. Eventual success of the Company and generation of positive cash flow will be dependent upon the extent of commercialization of products using the Company’s technology by the Company’s licensees and payments of continuing royalties on account thereof. To date the Company has not generated sufficient revenue from its licensees to fully fund its operations.

Inflation

The Company does not believe that inflation has a significant impact on its business.

Contractual Obligations

The Company occupies premises under an operating lease agreement which was to expire on March 31, 2025 and requires minimum annual rent which rises over the term of the lease to approximately $222,000, plus tenant’s share of applicable taxes. These lease obligations are summarized over time as of December 31, 2016:

	Payments due by period
	<1 year	1-3 years	4-5 years	>5 years	Total
Operating lease obligations	$180,000	$377,000	$400,000	$702,000	$1,659,000

Off-Balance Sheet Arrangements

The Company has no variable interest entities or other off-balance sheet obligation arrangements.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level solely as a result of the material weakness in our internal control over financial reporting discussed below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Based on our assessment, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, our internal control over financial reporting was not effective, solely due to the material weakness in our internal control over financial reporting discussed below.

In connection with the preparation of our consolidated financial statements as of and for the year ended December 31, 2016, we identified a material weakness in our internal control over financial reporting related to our controls over the determination of our allowance for doubtful accounts. This control deficiency resulted in a material adjustment to our provision for bad debt expense which is reflected in our annual financial statements as of and for the year ended December 31, 2016. As a result of this control deficiency we were unable to timely recognize if an adjustment was required to fairly state our allowance for doubtful accounts. The deficiency constitutes a material weakness in our internal control over financial reporting.

Remediation Plan

Management has begun implementing a remediation plan to address the control deficiency that led to the material weakness. The remediation plan includes but is not limited to, the implementation of additional review procedures designed to enhance our evaluation controls over our allowance for doubtful accounts. We currently plan to have our enhanced review/evaluation procedures and documentation standards in place and operating in the first quarter of 2017. Our goal is to remediate this material weakness by the end of 2017, subject to there being sufficient opportunities to conclude, through testing, that the enhanced control is operating effectively.

Report of the Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears on page 32.

Changes in Internal Control Over Financial Reporting

There were no changes to controls during the quarter ended December 31, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors

Research Frontiers Incorporated

Woodbury, New York

We have audited Research Frontiers Incorporated’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Research Frontiers Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding management’s failure to design and maintain controls over the determination of the allowance for doubtful accounts has been identified and described in management’s assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 financial statements, and this report does not affect our report dated March 16, 2017 on those financial statements.

In our opinion, Research Frontiers Incorporated did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria. We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Research Frontiers Incorporated as of December 31, 2016 and 2015, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 and our report dated March 16, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Melville, New York
March 16, 2017

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

The other information required by this Item 10 is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Commission on or before April 28, 2017.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Commission on or before April 28, 2017. Notwithstanding anything to the contrary set forth herein or in any of the Company’s past or future filings with the SEC that might incorporate by reference the Company’s definitive Proxy Statement, in whole or in part, the report of the compensation committee and the stock price performance graph contained in such definitive Proxy Statement shall not be incorporated by reference into this Annual Report on Form 10-K or in any other such filings.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Commission on or before April 28, 2017.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Commission on or before April 28, 2017.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Commission on or before April 28, 2017.

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

(a)(3)	Exhibits

3.1	Restated Certificate of Incorporation of the Company. Previously filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994, and incorporated herein by reference.

3.2	Amended and Restated Bylaws of the Company. Previously filed as Exhibit 99.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.

4.1	Form of Common Stock Certificate. Previously filed as an Exhibit to the Company’s Registration Statement on Form S-18 (Reg. No. 33-5573NY), declared effective by the Commission on July 8, 1986, and incorporated herein by reference.

4.2	Rights Agreement dated as of February 18, 2003 between Research Frontiers Incorporated and Continental Stock Transfer & Trust Company, as Rights Agent, which includes as Exhibit A thereto the Form of Rights Certificate. Previously filed as an Exhibit to the Company’s Registration Statement on Form 8-A dated February 13, 2013, and incorporated herein by reference.

4.3	Common Stock and Warrants Purchase Agreement between the Company and certain investors. Previously filed as an Exhibit 4.3 to the Company’s Current Report on Form 8-K dated October 2, 2012 filed with the Securities and Exchange Commission, and incorporated herein by reference.

10.1A*	Employment Agreement effective as of January 1, 2009 between the Company and Joseph M. Harary. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated April 30, 2009 and incorporated herein by reference.

10.1B*	Amendment to Employment Agreement effective as of June 12, 2014 between the Company and Joseph M. Harary. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated June 13, 2014 and incorporated herein by reference.

10.1C*	Employment Agreement effective as of January 1, 2014 between the Company and Seth L. Van Voorhees Previously filed as an Exhibit to the Company’s Current Report on Form 10-K dated December 31, 2013 and incorporated herein by reference.

10.2*	Amended and Restated 1992 Stock Option Plan. Previously filed as Exhibit 4 to the Company’s Registration Statement on Form S-8 (Reg. No. 33-86910) filed with the Commission on November 30, 1994, and incorporated herein by reference.

10.3*	1998 Stock Option Plan, as amended. Previously filed as an Exhibit to the Company’s Definitive Proxy Statement dated April 30, 1998 filed with the Commission on April 29, 1998, 1994, and incorporated herein by reference.

10.31*	2008 Equity Incentive Plan. Previously filed as an Exhibit to the Company’s Definitive Proxy Statement dated April 30, 2008 filed with the Commission on April 29, 2008, and incorporated herein by reference.

10.4*	Form of Stock Option Agreement between the Company and recipients of stock options issued pursuant to the Company’s Stock Option Plans. Previously filed as part of Exhibits 4.1, 4.2, and 4.3 to the Company’s Registration Statement on Form S-8 (Reg. No. 33-53030) filed with the Commission on October 6, 1992, and incorporated herein by reference.

10.5	Lease Agreement dated November 7, 1986, between the Company and Industrial & Research Associates Co. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1986 and incorporated herein by reference.

10.5.1

First Amendment to Lease dated November 26, 1991 between the Company and Industrial and Research Associates Co. Previously filed as an Exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 33-43768) declared effective by the Commission on December 17, 1991, and incorporated herein by reference.

10.5.2	Second Amendment to Lease dated March 11, 1994 between the Company and Industrial and Research Associates Co. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.

10.5.3	Third Amendment to Lease dated July 14, 1998 between the Company and Industrial and Research Associates Co. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference.

10.5.4	Fourth Amendment to Lease dated January 13, 2004 between the Company and Industrial and Research Associates Co. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference.

10.5.5	Fifth Amendment to Lease dated February 21, 2014 between the Company and CLK-HP 230-240 CROSSWAYS PARK LLC and LAKE PARK 230-240 CROSSWAYS PARK LLC. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and incorporated herein by reference.

10.6	License Agreement effective as of August 2, 1995 between the Company and General Electric Company. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated August 2, 1995 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.7	License Agreement effective as of April 29, 1996 between the Company and Glaverbel, S.A. Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.8	License Agreement effective as of January 18, 1997 between the Company and Material Sciences Corporation. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated March 3, 1997 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.9	License Agreement effective as of March 31, 1997 between the Company and Hankuk Glass Industries, Inc. Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.10

License Agreement effective as of August 8, 1997 between the Company and Orcolite, a Unit of Monsanto Company. Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.11	License Agreement effective as of June 25, 1999 between the Company and Dainippon Ink and Chemicals, Incorporated. Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

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

37

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

* Executive Compensation Plan or Arrangement.

ITEM 16.  Form 10-K Summary

None.

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

Dated: March 16, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Position	Date

/s/ Darryl Daigle	Director	March 16, 2017
Darryl Daigle

/s/ Gregory G. Grimes	Director	March 16, 2017
Gregory G. Grimes

/s/ Joseph M. Harary	Director, President, CEO	March 16, 2017
Joseph M. Harary

/s/ Alexander Kaganowicz	Director	March 16, 2017
Alexander Kaganowicz

/s/ Seth L. Van Voorhees	Vice President, CFO, Treasurer	March 16, 2017
Seth L. Van Voorhees

 Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors
Research Frontiers Incorporated
Woodbury, New York

We have audited the accompanying consolidated balance sheets of Research Frontiers Incorporated as of December 31, 2016 and 2015 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Research Frontiers Incorporated at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Research Frontiers Incorporated’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2017 expressed an adverse opinion thereon.

/s/ BDO USA, LLP
Melville, New York
March 16, 2017

RESEARCH FRONTIERS INCORPORATED
Consolidated Balance Sheets
December 31, 2016 and 2015

	2016	2015
Assets

Current assets:
Cash and cash equivalents	$1,691,603	$5,712,310
Short-term investments	1,523,333	1,513,784
Royalties receivable, net of reserves of $1,110,020 in 2016 and $629,457 in 2015	1,117,146	1,314,675
Prepaid expenses and other current assets	256,892	133,465

Total current assets	4,588,974	8,674,234

Fixed assets, net	651,655	836,216
Deposits and other assets	33,567	33,567
Total assets	$5,274,196	$9,544,017

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$29,932	$46,734
Accrued expenses and other	339,338	421,478
Total current liabilities	369,270	468,212

Shareholders’ equity:
Common stock, par value $0.0001 per share; authorized 100,000,000 shares, issued and outstanding 24,043,846 shares for 2016 and 2015	2,404	2,404
Additional paid-in capital	111,551,490	111,483,959
Accumulated deficit	(106,648,968)	(102,410,558)
Total shareholders’ equity	4,904,926	9,075,805)

Total liabilities and shareholders’ equity	$5,274,196	$9,544,017

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED
Consolidated Statements of Operations
Years ended December 31, 2016, 2015 and 2014

	2016	2015	2014

Fee income	$1,236,097	$2,007,482	$1,598,799

Operating expenses	4,086,408	4,742,166	4,425,718
Research and development	1,417,634	1,588,491	1,621,964
Total Expenses	5,504,042	6,330,657	6,047,682

Operating loss	(4,267,945)	(4,323,175)	(4,448,883)

Net investment income	29,535	43,319	35,161

Net loss	$(4,238,410)	$(4,279,856)	$(4,413,722)

Basic and diluted net loss per common share	$(0.18)	$(0.18)	$(0.19)

Weighted average number of common shares outstanding	24,043,846	24,007,974	23,663,229

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED
Consolidated Statements of Shareholders’ Equity
Years ended December 31, 2016, 2015 and 2014

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total

Balance, January 1, 2014	23,109,665	$2,311	$105,584,606	$(93,716,980)	$11,869,937

Issuance of Common Stock	750,000	75	3,278,175	-	3,278,250
Exercise of options and warrants	64,800	6	304,782	-	304,788
Share-based compensation	-	-	1,042,917	-	1,042,917
Net loss	-	-	-	(4,413,722)	(4,413,722)
Balance, December 31, 2014	23,924,465	2,392	110,210,480	(98,130,702)	12,082,170

Exercise of options and warrants	119,381	12	548,463	-	548,475
Share-based compensation	-	-	725,016	-	725,016
Net loss	-	-	-	(4,279,856)	(4,279,856)
Balance, December 31, 2015	24,043,846	2,404	111,483,959	(102,410,558)	$9,075,805
Share-based compensation	-	-	67,531	-	67,531
Net loss	-	-	-	(4,238,410)	(4,238,410)
Balance, December 31, 2016	24,043,846	$2,404	$111,551,490	$(106,648,968)	$4,904,926

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED
Consolidated Statements of Cash Flows
Years ended December 31, 2016, 2015 and 2014

	2016	2015	2014
Cash flows from operating activities:
Net loss	$(4,238,410)	$(4,279,856)	$(4,413,722)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	188,501	140,170	31,824
Stock based compensation	67,531	725,016	1,042,917
Loss on sale of fixed asset	1,775	-	-
Bad debts	480,563	324,286	131,250
Change in assets and liabilities:
Royalty receivables	(283,034)	(463,743)	(439,306)
Prepaid expenses and other current assets	(123,427)	(12,213)	2,866
Accounts payable and accrued expenses	(98,942)	(14,472)	345,356
Deferred revenue	-	-	(25,000)
Net cash used in operating activities	(4,005,443)	(3,580,812)	(3,323,815)

Cash flows from investing activities:
Purchases of fixed assets	(11,715)	(316,185)	(627,660)
Purchase of investments	-	-	(3,005,079)
Proceeds from sale of fixed asset	6,000	-	-
Proceeds from sale of investment	(9,549)	1,491,295	5,076,930
Net cash used in (provided by) investing activities	(15,264)	1,175,110	1,444,191

Cash flows from financing activities:
Net proceeds from issuances of common stock and exercise of options and warrants	-	548,475	3,583,038
Net cash provided by financing activities	-	548,475	3,583,038

Net (decrease) increase in cash and cash equivalents	(4,020,707)	(1,857,227)	1,703,414

Cash and cash equivalents at beginning of year	5,712,310	7,569,537	5,866,123
Cash and cash equivalents at end of year	$1,691,603	$5,712,310	$7,569,537

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED
Notes to Consolidated Financial Statements

(1) Business and Basis for Presentation

Research Frontiers Incorporated (“Research Frontiers” or the “Company”) operates in a single business segment which is engaged in the development and marketing of technology and devices to control the flow of light. Such devices, often referred to as “light valves” or suspended particle devices (SPDs), use colloidal particles that are either incorporated within a liquid suspension or a film, which is usually enclosed between two sheets of glass or plastic having transparent, electrically conductive coatings on the facing surfaces thereof. At least one of the two sheets is transparent. SPD technology, made possible by a flexible light-control film invented by Research Frontiers, allows the user to instantly and precisely control the shading of glass/plastic manually or automatically. SPD technology has numerous product applications, including: SPD-Smart™ windows, sunshades, skylights and interior partitions for homes and buildings; automotive windows, sunroofs, sun-visors, sunshades, rear-view mirrors, instrument panels and navigation systems; aircraft windows; museum display panels, eyewear products; and flat panel displays for electronic products. SPD-Smart light control film is now being developed for, or used in, architectural, automotive, marine, aerospace and appliance applications.

The Company has historically utilized its cash, cash equivalents, short-term investments, and the proceeds from the sale of its investments to fund its research and development of SPD light valves, for marketing initiatives, and for other working capital purposes. The Company’s working capital and capital requirements depend upon numerous factors, including the results of research and development activities, competitive and technological developments, the timing and cost of patent filings, and the development of new licensees and changes in the Company’s relationships with its existing licensees. The degree of dependence of the Company’s working capital requirements on each of the foregoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements; the addition of new licensees may provide additional working capital or working capital requirements, and changes in relationships with existing licensees would have a favorable or negative impact depending upon the nature of such changes. We have incurred recurring losses since inception and expect to continue to incur losses as a result of costs and expenses related to our research and continued development of our SPD technology and our corporate general and administrative expenses. Our limited capital resources and operations to date have been substantially funded through sales of our common stock, exercise of options and warrants and royalty fees collected. As of December 31, 2016, we had working capital of approximately $4.2 million, cash and short-term investments of approximately $3.2 million, shareholders’ equity of approximately $4.9 million and an accumulated deficit of approximately $106.6 million. In the event that we are unable to generate sufficient cash from our operating activities or raise additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects. The Company may seek to obtain additional funding through future equity issuances. There can be no assurance as to the availability or terms upon which such financing and capital might be available. Eventual success of the Company and generation of positive cash flow will be dependent upon the commercialization of products using the Company’s technology by the Company’s licensees and payments of continuing royalties on account thereof. To date, the Company has not generated sufficient revenue from its licensees to fund its operations.

(2) Summary of Significant Accounting Policies

(a) Cash and Cash Equivalents

The Company considers securities purchased with original maturities of three months or less to be cash equivalents. Cash equivalents consist of short-term investments in money market accounts at December 31, 2016 and 2015.

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. FDIC insurance coverage is $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits. Amounts on deposit in excess of federally insured limits at December 31, 2016 and 2015 is approximately $1.0 million and $5.0 million, respectively.

(b) Short-term/Long-term Investments

The Company classifies investments in marketable securities as trading, available-for-sale or held-to-maturity at the time of purchase and periodically re-evaluates such classifications. Trading securities are carried at fair value, with unrealized holding gains and losses included in earnings. Held-to-maturity securities are recorded at cost and are adjusted for the amortization or accretion of premiums or discounts over the life of the related security. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss) until realized. In determining realized gains and losses, the cost of securities sold is based on the specific identification method. Interest and dividends on the investments are accrued at the balance sheet date. At December 31, 2016 and 2015 all investments were classified as held to maturity and consisted of the following:

		December 31, 2016	December 31, 2015
Certificates of Deposit	Maturity	Value of Held to Maturity	Value of Held to Maturity
Investment	Date	Investments (based on cost)	Investments (based on cost)

$1,523,333	2/23/2017	$1,523,333	$-
$1,503,525	8/27/2016	$-	$1,513,784

		$1,523,333	$1,513,784

(c) Royalties Receivable

Royalties receivable from licensees are recorded at the amounts specified within the license agreements when the collectability of the receivable is reasonably assured. The receivables do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing royalties receivable. The Company determines the allowance based on historical write off experience. The Company reviews its allowance for doubtful accounts periodically. Past due accounts are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2016, four companies accounted for 28%, 21%, 13% and 10%, respectively, of the Company’s outstanding receivables. As of December 31, 2015, four companies accounted for 21%, 15%, 12% and 11%, respectively, of the Company’s outstanding receivables.

(d) Fixed Assets

Fixed assets are carried at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets.

(e) Revenue Recognition/Fee Income

The Company has entered into a number of license agreements covering its light control technology. The Company receives minimum annual royalties under certain license agreements and records fee income on a ratable basis each quarter. In instances when sales of licensed products by its licensees exceed minimum annual royalties, the Company recognizes fee income as the amounts have been earned. Certain of the fees are accrued by, or paid to, the Company in advance of the period in which they are earned resulting in deferred revenue. Such excess amounts are recorded as deferred revenue and are typically recognized as fee income by year end. As of December 31, 2016 and December 31, 2015, there was no material impact on revenue as a result of recognizing deferred revenue in the consolidated statement of operations.

Fee income represents amounts earned by the Company under various license and other agreements (note 7) relating to technology developed by the Company. During 2016 three licensees accounted for 30%, 27%, and 15%, respectively of fee income recognized for the year. During 2015, three licensees accounted for 33%, 15%, and 9%, respectively, of fee income recognized for the year. In addition, during the year ended December 31, 2015, approximately 14% of revenues related to fees generated by a large architectural glass project. During 2014, five licensees accounted for 36%, 11%, 9%, 9%, and 5%, respectively of fee income recognized during the year.

(f) Basic and Diluted Loss Per Common Share

Basic earnings (loss) per share excludes any dilution. It is based upon the weighted average number of common shares outstanding during the period. Dilutive earnings (loss) per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company’s dilutive loss per share equals basic loss per share for each of the years in the three-year period ended December 31, 2016 because all common stock equivalents (i.e., options and warrants) were antidilutive in those periods. The number of options and warrants that were not included because their effect is antidilutive was 2,082,229, 2,197,369, and 2,924,419, for 2016, 2015, and 2014, respectively.

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

In accordance with ASC Topic 740 (FIN 48), we recognize tax benefits only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in tax returns that do not meet these recognition and measurement standards. We classify accrued interest and penalties related to any unrecognized tax benefits in our income tax provision. At December 31, 2016 and 2015, we do not have accrued interest and penalties related to any unrecognized tax benefits. We do not believe we have any uncertain tax positions as of December 31, 2016 and 2015.

The tax years subject to examination by major tax jurisdictions include the years 2012 and forward by the U.S. Internal Revenue Service and certain states. The Company is not currently being audited by any tax jurisdiction.

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

In connection with the employee stock options and restricted stock grants, the Company charged $67,531, $715,009, and $1,010,489 to operations during the years ended December 31, 2016, 2015, and 2014, respectively. As of December 31, 2016 these awards were fully vested. In lieu of higher cash compensation, the Company has granted warrants and non-employee options to consultants. These warrants and non-employee options vested ratably over various terms ranging from 24 to 59 months. Non-employee options covering 24,000 shares were granted to consultants during 2014. These non-employee options are valued at fair value at the time that the related services are provided using the Black Scholes method and marked to market quarterly using the Black Scholes method. The Company incurred a charge to operations of $10,007 and $32,428, for 2015 and 2014, respectively in connection with these warrants and non-employee options. There were no such charges for the year ended December 31, 2016.

(l) Restricted Stock

Compensation cost for restricted stock is measured using the quoted market price of the Company’s common stock at the date the common stock is granted. The compensation cost is recognized over the period between the issue date and the date any restrictions lapse. Restricted stock is included in total common shares outstanding upon the lapse of any restrictions.

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

As of December 31, 2016 and 2015, the fair value of the Company's financial assets and liabilities including cash and cash equivalents, royalty receivables and accounts payable approximated carrying value due to the short maturity of these instruments.

(o) Recent Accounting Pronouncements

New Accounting Standards

In May 2014, the FASB and the International Accounting Standards Board (IASB) jointly issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP and International Financial Reporting Standards (IFRS). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In July 2015, the FASB approved a deferral of the ASU effective date from annual and interim periods beginning after December 15, 2016 to annual and interim periods beginning after December 15, 2017. The Company is in the initial stages of evaluating the effect of the standard on the Company’s financial statements and continue to evaluate the available transition methods.

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

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company does not expect the application of this guidance to have a significant impact on its financial position or results of operations.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated (“ASU”) No. 2016-02, Leases. ASU 2016-02 requires lessees to apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption of the new guidance is permitted. While not yet in a position to assess the full impact of this application of the new standard, the Company expects that the impact of recording the lease liabilities and the corresponding right to use assets will have an impact on its total asset and liabilities with a minimal impact on equity.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which will change certain aspects of accounting for share-based payments to employees. ASU 2016-09 is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2016. The Company does not expect the application of this guidance to have a significant impact on its financial position or results of operations.

In June 2016 the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" (ASU 2016-13), that requires entities to use a new impairment model based on expected losses. Under this new model an entity would recognize an impairment allowance equal to its current estimate of credit losses on financial assets measured at amortized cost. ASU 2016-13 is effective for us beginning January 1, 2020 with early adoption permitted January 1, 2019. We are currently evaluating new processes to calculate credit losses in accordance with ASU 2016-13 that, once completed, will determine the impact on our consolidated financial statements which at the date of adoption will increase the allowance for credit losses with a resulting negative adjustment to retained earnings.

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

(3) Fixed Assets

Depreciation and amortization expense for the periods ending December 31, 2016, 2015, and 2014 was $188,501, $140,170 and $31,824, respectively. Fixed assets and their estimated useful lives as of December 31, 2016 and 2015 are as follows:

	2016	2015	Estimated useful life
Equipment and furniture	$1,366,401	$1,375,911	5 years
Trade show materials	775,654	775,654	5 years
			Life of lease or estimated
Leasehold Improvements	584,466	581,902	life of asset if shorter
	2,726,521	2,733,467

Less accumulated depreciation and amortization	(2,074,866)	(1,897,251)
	$651,655	$836,216

(4) Accrued Expenses and Other

Accrued expenses consist of the following at December 31, 2016 and 2015:

	2016	2015
Payroll, bonuses and related benefits	$128,246	$247,562
Professional services	4,400	4,400
Deferred rent	206,332	169,156
Other	360	360
	$339,338	$421,478

(5) Income Taxes

Since inception, the Company has incurred losses from operations and as a result has not recorded income tax expense. Benefits related to net operating loss carry-forwards and deferred items have been fully reserved since it is not more likely than not that the Company will achieve profitable operations. The difference between the total income taxes at the federal statutory rate for each of the years ended December 31, 2016, 2015 and 2014 and the fact that no income tax benefit was recorded in each of these three years is attributable to the change in the valuation allowance recorded in each year.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2016 and 2015 are presented below.

	2016	2015
Deferred tax assets:
Depreciation	$116,000	$113,000
Allowance for bad debts	393,000	211,000
Net operating loss carry-forwards	24,916,000	23,628,000
Stock option expense	1,272,000	1,358,000
Research and other credits	1,210,000	1,154,000
Other temporary differences	15,000	15,000
Total gross deferred tax assets	27,922,000	26,479,000
Less valuation allowance	(27,922,000)	(26,479,000)
	$-	$-

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

At December 31, 2016, the Company had a net operating loss carry-forward for federal income tax purposes of approximately $70,000,000, varying amounts of which will expire in each year from 2017 through 2037. Research and other credit carry-forwards of approximately $1,210,000 are available to the Company to reduce income taxes payable in future years principally through 2036. The Company’s ability to utilize its net operating loss carryforwards and its current year tax credits in future periods are subject to the 382 limitation.

(6) Shareholders’ Equity

(a) Common Stock and Warrants

During 2015 and 2014, the Company received $548,475 and $222,500, respectively in proceeds from the exercise of warrants. The Company received no proceeds from the exercise of options and warrants during 2016.

(b) Options and Warrants

(i) Employee Options

In 2008, the shareholders approved the Company’s 2008 Equity Incentive Plan which provides for the granting of both incentive stock options at the fair market value at the date of grant and nonqualified stock options at the fair market value at the date of grant to employees or non-employees who, in the determination of the Board of Directors, have made or may make significant contributions to the Company in the future. The Company may also award stock appreciation rights, restricted stock, or restricted stock units under this plan. The Company initially reserved 750,000 shares of its common stock for issuance under this plan, and 258,082 options and other awards were available for issuance under this plan as of December 31, 2016.

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

The Company granted 209,750 fully vested options during 2014 and recorded share-based compensation of $483,915. The Company granted 204,000 fully vested options during 2015 and recorded share-based compensation of $483,133. The Company granted 85,250 fully vested options during 2016 and recorded share-based compensation of $67,531. The Company valued these grants using the Black-Scholes option pricing model with the following weighted average assumptions:

	2016	2015	2014
Fair value on grant date	$0.79	$2.37	$2.30
Expected Dividend yield	-	-	-
Expected volatility	47%	50%	50%
Risk free interest rate	1.93%	1.80%	1.68%
Expected term of the option	5 years	5 years	5 years

Activity in stock options is summarized below:

	Number of Shares	Weighted Average	Weighted Average Remaining Contractual	Aggregate Intrinsic
	Subject to Option	Exercise Price	Term (Years)	Value
Balance at December 31, 2013	1,480,599	$7.80	5.2

Granted	209,750	$5.19
Cancelled	(104,750)	$7.83
Exercised	(14,800)	$5.56
Balance at December 31, 2014	1,570,799	$7.49	5.2

Granted	204,000	$5.26
Cancelled	(367,793)	$7.70
Exercised	-	$-
Balance at December 31, 2015	1,407,006	$7.11	6.2

Granted	85,250	$1.83
Cancelled	(200,390)	$5.89
Exercised	-	$-
Balance at December 31, 2016	1,291,866	$6.96	5.3	$-

All options are exercisable at December 31, 2016.

During 2014, the Company received $82,288 in proceeds from the exercise of options. In 2016 and 2015, the Company did not received proceeds from the exercise of options.

(ii) Warrants and Non-Employee Options

Activity in warrants is summarized below:

	Number of Shares Underlying Warrants and Non-Employee Options Granted	Weighted Average Exercise Price
Balance at December 31, 2013	1,379,620	$5.58

Exercised	(50,000)	4.45
Terminated	-	-
Issued	24,000	6.58
Balance at December 31, 2014	1,353,620	$5.64

Exercised	(137,174)	4.73
Terminated	(426,083)	6.09
Issued	-	-
Balance at December 31, 2015	790,363	$5.56

Exercised	-	-
Terminated	-	-
Issued	-	-
Balance at December 31, 2016	790,363	$5.56

In lieu of higher cash compensation, the Company has granted warrants and non-employee options to consultants. These warrants and non-employee options vest ratably over various terms ranging from 12 to 59 months. Non-employee five year options covering 24,000 shares were granted to consultants during 2014 that vested over a period of 12 months. These non-employee options are valued at fair value at the time that the related services are provided using the Black-Scholes option valuation model and marked to market quarterly using the Black-Scholes option valuation model. The Company incurred a charge to operations of $10,007 and $32,428 for 2015 and 2014, respectively in connection with these warrants and non-employee options. There were no such charges in 2016.

Warrants and non-employee options generally expire from five to ten years from the date of issuance. At December 31, 2016, all warrants and non-employee options outstanding were exercisable.

(c) Restricted Stock Grants

During 2016, 2015 and 2014, the Company did not issue restricted stock to its directors and employees.

In connection with prior grants or restricted stock to its directors and employees the Company charged $231,876 and $526,574, to operations during 2015 and 2014, respectively. There were no such charges during the year ended December 31, 2016. In addition, at December 31, 2016 all prior grants have vested.

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

(8) Commitments

The Company has an employment agreement with two of its officers which provides for an annual base salary of $450,000 and $255,000 respectively for calendar year 2017. Each of these employment agreements have an evergreen provision that extend the term by one year on the anniversary date unless either the Company or the employee has given notice that they will not be renewing the agreement upon the expiration of its term.

The Company has a defined contribution profit sharing (401K) plan covering employees who have completed one year of service. Contributions are made at the discretion of the Company. The Company did not make any contributions to this plan for 2016, 2015, or 2014.

The Company occupies premises under an operating lease agreement which expires on March 31, 2025. As of December 31, 2015, the approximate minimum annual future rental commitments under lease agreements for the next five years are as follows:

Year	Amount
2017	$180,000
2018	$186,000
2019	$191,000
2020	$197,000
Thereafter:	$905,000

Rent expense, including other occupancy related expenses, amounted to approximately $184,000, $181,000, and $173,000, for 2016, 2015, and 2014, respectively.

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

(10) Selected Quarterly Financial Data (Unaudited)

	Quarter
2016	First	Second	Third	Fourth (2)
Fee Income	$409,133	$244,432	$304,772	$277,760
Operating loss	(1,187,591)	(1,124,730)	(566,063)	(1,389,561)
Net loss	(1,176,693)	(1,116,758)	(559,731)	(1,385,228)
Basic and diluted net loss
per common share (1)	(0.06)	(0.05)	(0.02)	(0.06)

	Quarter
2015	First	Second	Third	Fourth (2)
Fee Income	$379,398	$803,494	$445,846	$378,744
Operating loss	(1,227,427)	(492,751)	(766,725)	(1,836,272)
Net loss	(1,216,211)	(481,287)	(757,320)	(1,825,038)
Basic and diluted net loss
per common share (1)	(0.05)	(0.02)	(0.03)	(0.08)

(1)	Since per share information is computed independently for each quarter and the full year, based on the respective average number of common shares outstanding, the sum of the quarterly per share amounts does not necessarily equal the per share amounts for the year.

(2)	The Company incurred higher costs in the fourth quarter of 2016 and 2015 primarily due to: (i) $68,000 and $483,000 of stock and option compensation charges in 2016 and 2015, respectively relating to common stock and options granted to directors and employees, and (ii) $324,000 of bad debt expense in the fourth quarter of 2015 and $480,563 of bad debt expense in the fourth quarter of 2016.

SCHEDULE II

RESEARCH FRONTIERS INCORPORATED
VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2016, 2015, and 2014

	Balance at beginning of period	Charged to costs and expenses	Deductions	Balance
Description

Allowance for uncollectible royalty receivables:

December 31, 2016	$629,457	$480,563	$-	$1,110,020

December 31, 2015	$305,171	$324,286	$-	$629,457

December 31, 2014	$173,921	$131,250	$-	$305,171

