Form 10-Q
period 2017-03-31
RESEARCH FRONTIERS INC
filed 2017-05-04
CIK 793524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2017 Commission File No. 1-9399

RESEARCH FRONTIERS INCORPORATED

(Exact name of registrant as specified in charter)

Delaware	11-2103466
(State of incorporation	(IRS Employer
or organization)	Identification No.)

240 Crossways Park Drive, Woodbury, N.Y.	11797
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 3, 2017, there were outstanding 24,043,846 shares of Common Stock, par value $0.0001 per share.

RESEARCH FRONTIERS INCORPORATED

Consolidated Balance Sheets

(Unaudited)

	March 31, 2017	December 31, 2016
Assets

Current assets:
Cash and cash equivalents	$2,565,215	$1,691,603
Short-term investments	-	1,523,333
Royalty receivables, net of reserves of $1,110,020 in 2017 and 2016	1,083,568	1,117,146
Prepaid expenses and other current assets	78,827	256,892
Total current assets	3,727,610	4,588,974

Fixed assets, net	611,924	651,655
Deposits and other assets	33,567	33,567
Total assets	$4,373,101	$5,274,196

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$47,642	$29,932
Accrued expenses and other	339,338	339,338
Deferred revenue	33,750	-
Total current liabilities	420,730	369,270

Shareholders’ equity:
Common stock, par value $0.0001 per share; authorized 100,000,000 shares, issued and outstanding 24,043,846 shares for 2017 and 2016	2,404	2,404
Additional paid-in capital	111,551,490	111,551,490
Accumulated deficit	(107,601,523)	(106,648,968)
Total shareholders’ equity	3,952,371	4,904,926

Total liabilities and shareholders’ equity	$4,373,101	$5,274,196

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Consolidated Statements of Operations

(Unaudited)

	Three months ended
	March 31, 2017	March 31, 2016

Fee income	$393,116	$409,133

Operating expenses	1,136,255	1,186,507
Research and development	211,293	410,217
Total Expenses	1,347,548	1,596,724

Operating loss	(954,432)	(1,187,591)

Net investment income	1,877	10,898
Net loss	$(952,555)	$(1,176,693)

Basic and diluted net loss per common share	$(0.04)	$(0.05)

Weighted average number of common shares outstanding	24,043,846	24,043,846

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
	March 31, 2017	March 31, 2016
Cash flows from operating activities:
Net loss	$(952,555)	$(1,176,693)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	43,852	47,412
Change in assets and liabilities:
Royalty receivables	33,578	(59,539)
Prepaid expenses and other current assets	178,065	54,237
Deferred revenue	33,750	30,762
Accounts payable and accrued expenses	17,710	67,482
Net cash used in operating activities	(645,600)	(1,036,339)

Cash flows from investing activities:
Purchases of fixed assets	(4,121)	(1,591)
Proceeds from sale of investments and change in investments	1,523,333	(2,568)
Net cash provided by (used in) investing activities	1,519,212	(4,159)

Cash flows from financing activities:
Net cash provided by financing activities	-	-

Net increase (decrease) in cash and cash equivalents	873,612	(1,040,498)

Cash and cash equivalents at beginning of year	1,691,603	5,712,310
Cash and cash equivalents at end of period	$2,565,215	$4,671,812

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Notes to Consolidated Financial Statements

March 31, 2017

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K relating to Research Frontiers Incorporated (the “Company”) for the fiscal year ended December 31, 2016.

Note 2. Business

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

The Company has historically utilized its cash and cash equivalents and the proceeds from the sale of its investments to fund its research and development of SPD light valves, for marketing initiatives, and for other working capital purposes. The Company’s working capital and capital requirements depend upon numerous factors, including the results of research and development activities, competitive and technological developments, the timing and cost of patent filings, and the development of new licensees and changes in the Company’s relationships with its existing licensees. The degree of dependence of the Company’s working capital requirements on each of the forgoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements; the addition of new licensees may provide additional working capital or working capital requirements, and changes in relationships with existing licensees would have a favorable or negative impact depending on the nature of such changes. Eventual success of the Company and generation of positive cash flow will be dependent upon the commercialization of products using the Company’s technology by the Company’s licensees and payments of continuing royalties on account thereof.

To date, the Company has not generated sufficient revenue from its licensees to fund its operations. As of March 31, 2017, the Company had cash and cash equivalents of $2,565,215, working capital (total current assets less total current liabilities) of $3,306,880 and total shareholder’s equity of $3,952,371. The Company expects to have sufficient working capital for the next 12-15 months of operations. Since last year we have reduced our cash shortfall and are working to further reduce it, and may seek new sources of financing. However, there can be no assurance as to the availability or terms upon which such financing and capital might be available.

Note 3. Patent Costs

The Company expenses costs relating to the development, acquisition or enforcement of patents due to the uncertainty of the recoverability of these items.

Note 4. Revenue Recognition

The Company has entered into a number of license agreements covering its light-control technology. The Company receives minimum annual royalties under certain license agreements and records fee income on a ratable basis each quarter once collectability is reasonably assured. In instances when sales of licensed products by its licensees exceed minimum annual royalties, the Company recognizes fee income as the amounts have been earned. Certain of the fees are accrued by, or paid to, the Company in advance of the period in which they are earned resulting in deferred revenue. Such excess amounts are recorded as deferred revenue and recognized into income in future periods as earned.

Note 5. Fee Income

Fee income represents amounts earned by the Company under various license and other agreements relating to technology developed by the Company. During the first three months of 2017, three licensees accounted for 10% or more of fee income of the Company; these licensees accounted for approximately 30%, 18% and 12% respectively of fee income recognized during such period. During the first three months of 2016, four licensees accounted for 10% or more of fee income of the Company; these licensees accounted for approximately 30%, 26%, 14% and 12% respectively of fee income recognized during this period.

Note 6. Stock-Based Compensation

The Company has granted options/warrants to consultants. GAAP requires that all stock-based compensation be recognized as an expense in the financial statements and that such costs be measured at the fair value of the award. These awards generally vest ratably over 12 to 60 months from the date of grant and the Company charges to operations quarterly the current market value of the options using the Black-Scholes method. During the three months ended March 31, 2017 and 2016 there were no charges related to options granted to consultants.

The Company did not grant any stock options to employees and directors during the three months ended March 31, 2017 and 2016.

There was no compensation expense recorded relating to restricted stock grants to employees and directors during the three months ended March 31, 2017 and 2016.

Note 7. Income Taxes

Since inception, the Company has incurred losses from operations and as a result has not recorded income tax expense. Benefits related to net operating loss carryforwards and deferred items have been fully reserved since it was not more likely than not that the Company would achieve profitable operations.

Note 9. Equity

The Company did not sell any equity securities during the three months ended March 31, 2017 and 2016. The Company did not receive any proceeds during the three months ended March 31, 2017 and 2016 in connection with stock issued by the exercise of options and warrants previously granted.

Note 10. Treasury Stock

The Company did not repurchase any of its stock during the three months ended March 31, 2017 and 2016.

Note 11. Investments

The Company classifies investments in marketable securities as trading, available-for-sale or held-to-maturity at the time of purchase and periodically re-evaluates such classifications. Trading securities are carried at fair value, with unrealized holding gains and losses included in earnings. Held-to-maturity securities are recorded at cost and are adjusted for the amortization or accretion of premiums or discounts over the life of the related security. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss) until realized. In determining realized gains and losses, the cost of securities sold is based on the specific identification method. Interest and dividends on the investments are accrued at the balance sheet date. At December 31, 2016 all investments were classified as held to maturity and consisted of the following:

		March 31, 2017	December 31, 2016
Certificates of Deposit	Maturity	Value of Held to Maturity Investment	Value of Held to Maturity Investment
Investment	Date	(based on cost)	(based on cost)

$1,523,333	February 23, 2017		$1,523,333

		$-	$1,523,333

Note 12. Fair Value Measurements

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

Financial assets accounted for at fair value on a recurring basis at March 31, 2017 include cash and cash equivalents of approximately $2.6 million. These assets are carried at fair value based on quoted market prices for identical securities (Level 1 inputs).

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The following accounting policies are important to understanding our financial condition and results of operations and should be read as an integral part of the discussion and analysis of the results of our operations and financial position. For additional accounting policies, see note 2 to our consolidated financial statements, “Summary of Significant Accounting Policies” in our Form 10-K report for the period ending December 31, 2016.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Examples of critical estimate include: (i) the full valuation allowance for deferred taxes that was recorded based on the uncertainty that such tax benefits would be realized in future periods, and (ii) royalty receivable reserves.

Results of Operations

Three months ended March 31, 2017 Compared to the Three months ended March 31, 2016

The majority of the Company’s fee income comes from the activities of several licensees participating in the automotive market. The Company currently believes that the automotive market will be the largest source of its royalty income over the next several years. The Company’s royalty income from this market may be influenced by numerous factors including various trends affecting demand in the automotive industry and the rate of introduction of new technology in OEM product lines. In addition to these macro factors, the Company’s royalty income from the automotive market could also be influenced by specific factors such as whether the Company’s SPD-SmartGlass technology appears as standard equipment or as an option on a particular vehicle, the number of additional vehicle models that SPD-SmartGlass appears on, the size of each window on a vehicle and the number of windows on a vehicle that use SPD SmartGlass, fluctuations in the total number of vehicles produced by a manufacturer, and in the percentage of cars within each model produced with SPD-SmartGlass, and changes in pricing or exchange rates.

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

The Company’s fee income from licensing activities for the three months ended March 31, 2017 was $393,116 as compared to $409,133 for the three months ended March 31, 2016 representing a $16,017 decrease between these two periods. This decrease was principally the result of exchange rate fluctuations and lower levels of sales of SLK and SL vehicles containing the Magic Sky Control option by Daimler offset somewhat by higher sales of the S-Class vehicles with the Magic Sky Control option. In the first quarter of 2017, the Company received royalty revenues from sales of the Magic Sky Control option on the S-Class sedans and coupe, and on the SLK and SL roadsters in excess of minimum annual royalty levels in its license agreements with our licensees who supply this glass to Daimler which resulted in accretive royalty revenue from these licensees. As noted above, while sales before exchange rate fluctuations of the SLK and SL roadsters with the Company’s technology were down compared to the same quarter last year, and sales of the S-Class were up in the first quarter of 2017 as compared to the first quarter of 2016, sales of S-Class and roadster vehicles by Mercedes using the Company’s SPD-SmartGlass technology were up by double digit percentages in the first quarter of 2017 as compared to the previous quarter. Fluctuations in exchange rates, total vehicle production levels, and take rates for the Magic Sky Control option are expected to continue. Production efficiencies are also expected to continue with the introduction of the higher vehicle production volumes for various car models going forward, and the Company expects that lower pricing per square foot of the Company’s technology could expand the market opportunities, adoption rates, and revenues for its technology in automotive and non-automotive applications. As noted previously, the Company is working with all levels of licensees in the supply chain to further reduce the cost of final products using the Company’s technology.

Operating expenses decreased by $50,252 for the three months ended March 31, 2017 to $1,136,255 from $1,186,507 for the three months ended March 31, 2016. This decrease was principally the result of lower patent and patent litigation costs ($100,000) as well as lower professional fees ($12,000) partially offset by higher stock exchange registration fees ($55,000).

Research and development expenditures decreased by $198,924 to $211,293 for the three months ended March 31, 2017 from $410,217 for the three months ended March 31, 2016. This decrease was principally the result of lower allocated payroll costs ($209,000).

The Company’s net investment income for the three months ended March 31, 2017 was $1,877 compared to $10,898 earned for the three months ended March 31, 2016 with lower earnings due to lower amounts available for investment.

As a consequence of the factors discussed above, the Company’s net loss was $952,555 ($0.04 per common share) for the three months ended March 31, 2017 as compared to $1,176,693 ($0.05 per common share) for the three months ended March 31, 2016.

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

During the three months ended March 31, 2017, the Company’s cash and cash equivalents balance increased by $873,612. The increase was due to the maturity of a certificate of deposit for $1,523,333 partially offset by cash used for operations of $645,600 and the purchase of fixed assets of $4,121. As of March 31, 2017, the Company had cash and cash equivalents of $2,565,215, working capital (total current assets less total current liabilities) of $3,306,880 and total shareholder’s equity of $3,952,371. Our quarterly projected cash flow shortfall, based on our current operations adjusted for non-recurring cash expenses, is approximately $450,000-550,000 per quarter. We may eliminate some operating expenses in the future, which will further reduce our cash flow shortfall for the next 12 months if needed. Based on the expected benefit of expense reductions, we expect to have sufficient working capital for the next 12-15 months of operations. Since last year we have reduced our cash shortfall and are working to further reduce it, and may seek new sources of financing.

The Company expects to use its cash to fund its research and development of SPD light valves, its expanded marketing initiatives, and for other working capital purposes. The Company’s working capital and capital requirements depend upon numerous factors, including the results of research and development activities, competitive and technological developments, the timing and cost of patent filings, the development of new licensees and changes in the Company’s relationships with its existing licensees. The degree of dependence of the Company’s working capital requirements on each of the foregoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements; the addition of new licensees may provide additional working capital or working capital requirements, and changes in relationships with existing licensees would have a favorable or negative impact depending upon the nature of such changes. Based upon existing cash reserves and historical revenues and cash expenditures, the Company believes that its current cash and cash equivalents would fund its operations for the next 12-15 months. There can be no assurances that expenditures will not exceed the anticipated amounts or that additional financing, if required, will be available when needed or, if available, that its terms will be favorable or acceptable to the Company. Eventual success of the Company and generation of positive cash flow will be dependent upon the extent of commercialization of products using the Company’s technology by the Company’s licensees and payments of continuing royalties on account thereof. To date the Company has not generated sufficient revenue from licensees to fund its operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information required by Item 3 has been disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. There has been no material change in the disclosure regarding market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We designed our disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2017, and, based on their evaluation, have concluded that, because of the need to test this control over the course of the coming year, that our disclosure controls and procedures were not effective at the reasonable assurance level solely as a result of the material weakness in our internal control over financial reporting discussed below.

Changes in Internal Control Over Financial Reporting

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

Management has begun implementing a remediation plan to address the control deficiency that led to the material weakness. The remediation plan includes but is not limited to, the implementation of additional review procedures designed to enhance our evaluation controls over our allowance for doubtful accounts. We implemented our enhanced review/evaluation procedures and documentation standards with respect to the first quarter of 2017. Our goal is to remediate the identified material weakness by the end of 2017, subject to there being sufficient opportunities to conclude, through testing, that the enhanced control is operating effectively.

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

Date: May 4, 2017

