Form 10-Q
period 2017-06-30
RESEARCH FRONTIERS INC
filed 2017-08-03
CIK 793524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2017 Commission File No. 1-9399

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 3, 2017, there were outstanding 24,043,846 shares of Common Stock, par value $0.0001 per share.

RESEARCH FRONTIERS INCORPORATED

Consolidated Balance Sheets

(Unaudited)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$2,405,619	$1,691,603
Short-term investments	-	1,523,333
Royalty receivables, net of reserves of $1,035,009 in 2017 and $1,110,020 in 2016	791,508	1,117,146
Prepaid expenses and other current assets	64,993	256,892
Total current assets	3,262,120	4,588,974

Fixed assets, net	569,688	651,655
Deposits and other assets	33,567	33,567
Total assets	$3,865,375	$5,274,196

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$78,326	$29,932
Accrued expenses and other	291,990	339,338
Deferred revenue	32,500	-
Total current liabilities	402,816	369,270

Shareholders’ equity:
Common stock, par value $0.0001 per share; authorized 100,000,000 shares, issued and outstanding 24,043,846 shares in 2017 and 2016	2,404	2,404
Additional paid-in capital	111,551,490	111,551,490
Accumulated deficit	(108,091,335)	(106,648,968)
Total shareholders’ equity	3,462,559	4,904,926

Total liabilities and shareholders’ equity	$3,865,375	$5,274,196

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Consolidated Statements of Operations

(Unaudited)

	Six months ended		Three months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Fee income	$741,295	$653,564	$348,179	$244,432

Operating expenses	1,773,036	2,052,096	636,781	865,590
Research and development	413,343	913,789	202,050	503,572
Total Expenses	2,186,379	2,965,885	838,831	1,369,162

Operating loss	(1,445,084)	(2,312,321)	(490,652)	(1,124,730)

Net investment income	2,717	18,870	840	7,972
Net loss	$(1,442,367)	$(2,293,451)	$(489,812)	$(1,116,758)

Basic and diluted net loss per common share	$(0.06)	$(0.10)	$(0.02)	$(0.05)

Weighted average number of common shares outstanding	24,043,846	24,043,846	24,043,846	24,043,846

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
	June 30, 2017	June 30, 2016
Cash flows from operating activities:
Net loss	$(1,442,367)	$(2,293,451)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	87,789	94,693
Loss on sale of asset	-	1,774
Change in assets and liabilities:
Royalty receivables	325,638	(17,151)
Prepaid expenses and other current assets	191,899	58,476
Deferred revenue	32,500	20,000
Accounts payable and accrued expenses	1,046	223,299
Net cash used in operating activities	(803,495)	(1,912,360)

Cash flows from investing activities:
Purchases of fixed assets	(5,822)	(5,018)
Proceeds from sale of investments and change in investments	1,523,333	(5,141)
Net cash provided by (used in) investing activities	1,517,511	(10,159)

Net increase (decrease) in cash and cash equivalents	714,016	(1,922,519)

Cash and cash equivalents at beginning of year	1,691,603	5,712,310
Cash and cash equivalents at end of period	$2,405,619	$3,789,791

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Notes to Consolidated Financial Statements

June 30, 2017

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and to Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K relating to Research Frontiers Incorporated (the “Company”) for the fiscal year ended December 31, 2016.

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

To date, the Company has not generated sufficient revenue from its licensees to fund its operations. As of June 30, 2017, the Company had cash and cash equivalents of $2,405,619, working capital (total current assets less total current liabilities) of $2,859,304 and total shareholder’s equity of $3,462,559. The Company expects to have sufficient working capital for the next 12-15 months of operations. Since last year we have reduced our cash shortfall and are working to further reduce it, and may seek new sources of financing. However, there can be no assurance as to the availability or terms upon which such financing and capital might be available.

Note 3. Patent Costs

The Company expenses costs relating to the development, acquisition or enforcement of patents due to the uncertainty of the recoverability of these items.

Note 4. Revenue Recognition

The Company has entered into a number of license agreements covering its light-control technology. The Company receives minimum annual royalties under certain license agreements and records fee income on a ratable basis each quarter once collectability is reasonably assured. In instances when sales of licensed products by its licensees exceed minimum annual royalties, the Company recognizes fee income as the amounts have been earned. Certain of the fees are accrued by, or paid to, the Company in advance of the period in which they are earned resulting in deferred revenue. These excess amounts are recorded as deferred revenue and recognized into income in future periods as earned.

Note 5. Fee Income

Fee income represents amounts earned by the Company under various license and other agreements relating to technology developed by the Company. During the first six months of 2017, three licensees individually accounted for 10% or more of fee income of the Company; these licensees accounted for approximately 31%, 17% and 13%, respectively of fee income recognized during such period. During the first six months of 2016, three licensees individually accounted for 10% or more of fee income of the Company; these licensees accounted for approximately 30%, 26% and 15%, respectively of fee income recognized during this period.

Note 6. Stock-Based Compensation

The Company has granted options/warrants to consultants. GAAP requires that all stock-based compensation be recognized as an expense in the financial statements and that such costs be measured at the fair value of the award. These awards generally vest ratably over 12 to 60 months from the date of grant and the Company charges to operations quarterly the current market value of the options using the Black-Scholes method. During the six months ended June 30, 2017 and 2016 there were no charges related to options granted to consultants.

The Company did not grant any stock options to employees and directors during the six months ended June 30, 2017 and 2016.

There was no compensation expense recorded relating to restricted stock grants to employees and directors during the six months ended June 30, 2017 and 2016.

Note 7. Income Taxes

Since inception, the Company has incurred losses from operations and as a result has not recorded income tax expense. Benefits related to net operating loss carryforwards and deferred items have been fully reserved since it was not more likely than not that the Company would achieve profitable operations.

Note 9. Equity

The Company did not sell any equity securities during the six months ended June 30, 2017 and 2016. The Company did not receive any proceeds during the six months ended June 30, 2017 and 2016 in connection with stock issued by the exercise of options and warrants previously granted.

Note 10. Treasury Stock

The Company did not repurchase any of its stock during the six months ended June 30, 2017 and 2016.

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

		June 30, 2017	December 31, 2016
Certificates of Deposit	Maturity	Value of Held to Maturity Investment	Value of Held to Maturity Investment
Investment	Date	(based on cost)	(based on cost)

$1,523,333	February 23, 2017	$-	$1,523,333

		$-	$1,523,333

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

Financial assets accounted for at fair value on a recurring basis at June 30, 2017 include cash and cash equivalents of approximately $2.4 million. These assets are carried at fair value based on quoted market prices for identical securities (Level 1 inputs).

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

Results of Operations

Six months ended June 30, 2017 Compared to the Six months ended June 30, 2016

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

The Company’s fee income from licensing activities for the six months ended June 30, 2017 was $741,295 as compared to $653,564 for the six months ended June 30, 2016 representing a $87,731 increase between these two periods. This increase was principally the result of higher revenues from licensees in the aircraft, architectural, automotive and marine sectors as well as revenue from a new licensee focused on the transparent display sector. In the first quarter of 2017, the Company received royalty revenues from sales of the Magic Sky Control option on the S-Class sedans and coupe, and on the SLK and SL roadsters in excess of minimum annual royalty levels in its license agreements with our licensees who supply this glass to Daimler which resulted in accretive royalty revenue from these licensees for the rest of the year. Fluctuations in exchange rates, total vehicle production levels, and take rates for the Magic Sky Control option are expected to continue. Production efficiencies are also expected to continue with the introduction of the higher vehicle production volumes for various car models going forward, and the Company expects that lower pricing per square foot of the Company’s technology could expand the market opportunities, adoption rates, and revenues for its technology in automotive and non-automotive applications. As noted previously, the Company is working with all levels of licensees in the supply chain to further reduce the cost of final products using the Company’s technology.

Operating expenses decreased by $279,060 for the six months ended June 30, 2017 to $1,773,036 from $2,052,096 for the six months ended June 30, 2016. This decrease was principally the result of lower patent and patent litigation costs ($152,000) as well as lower payroll and related costs ($50,000) and lower investor relations and marketing costs ($80,000).

Research and development expenditures decreased by $500,446 to $413,343 for the six months ended June 30, 2017 from $913,789 for the six months ended June 30, 2016. This decrease was principally the result of lower payroll costs ($492,000).

The Company’s net investment income for the six months ended June 30, 2017 was $2,717 compared to $18,870 earned for the six months ended June 30, 2016 with lower earnings due to lower amounts available for investment.

As a consequence of the factors discussed above, the Company’s net loss was $1,442,367 ($0.06 per common share) for the six months ended June 30, 2017 as compared to $2,293,451 ($0.10 per common share) for the six months ended June 30, 2016.

Three months ended June 30, 2017 Compared to the Three months ended June 30, 2016

The Company’s fee income from licensing activities for the three months ended June 30, 2017 was $348,179 as compared to $244,432 for the three months ended June 30, 2016 representing a $103,747 increase between these two periods. This increase was principally the result of higher revenues from licensees in the aircraft, automotive and marine sectors as well as revenue from a new licensee focused on the transparent display sector. Fluctuations in exchange rates, total vehicle production levels, and take rates for the Magic Sky Control option are expected to continue. Production efficiencies are also expected to continue with the introduction of the higher vehicle production volumes for various car models going forward, and the Company expects that lower pricing per square foot of the Company’s technology could expand the market opportunities, adoption rates, and revenues for its technology in automotive and non-automotive applications. As noted previously, the Company is working with all levels of licensees in the supply chain to further reduce the cost of final products using the Company’s technology.

Operating expenses decreased by $228,809 for the three months ended June 30, 2017 to $636,781 from $865,590 for the three months ended June 30, 2016. This decrease was principally the result of lower patent and patent litigation costs ($52,000), lower payroll and related costs ($49,000) as well as lower investor relations, marketing and other costs ($112,000).

Research and development expenditures decreased by $301,522 to $202,050 for the three months ended June 30, 2017 from $503,572 for the three months ended June 30, 2016. This decrease was principally the result of lower payroll costs ($282,000).

The Company’s net investment income for the three months ended June 30, 2017 was $840 compared to $7,972 earned for the three months ended June 30, 2016 with lower earnings due to lower amounts available for investment.

As a consequence of the factors discussed above, the Company’s net loss was $489,812 ($0.02 per common share) for the three months ended June 30, 2017 as compared to $1,116,758 ($0.05 per common share) for the three months ended June 30, 2016.

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

During the six months ended June 30, 2017, the Company’s cash and cash equivalents balance increased by $714,016. The increase was due to the maturity of a certificate of deposit for $1,523,333 partially offset by cash used for operations of $803,495 and the purchase of fixed assets of $5,822. As of June 30, 2017, the Company had cash and cash equivalents of $2,405,619, working capital (total current assets less total current liabilities) of $2,859,304 and total shareholder’s equity of $3,462,559. Our quarterly projected cash flow shortfall, based on our current operations adjusted for non-recurring cash expenses, is approximately $450,000-550,000 per quarter. We may eliminate some operating expenses in the future, which will further reduce our cash flow shortfall if needed. Since last year we have reduced our cash shortfall and are working to further reduce it, and may seek new sources of financing.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We designed our disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2017, and based on their evaluation, have concluded that, because of the need to test this control as noted below over the course of the coming year, that our disclosure controls and procedures were not effective at the reasonable assurance level solely as a result of the material weakness in our internal control over financial reporting discussed below.

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

Management has implemented a remediation plan to address the control deficiency that led to the material weakness. The remediation plan includes but is not limited to, the implementation of additional review procedures designed to enhance our evaluation controls over our allowance for doubtful accounts. We implemented our enhanced review/evaluation procedures and documentation standards with respect to the first and second quarters of 2017. Our goal is to remediate the identified material weakness by the end of 2017, subject to there being sufficient opportunities to conclude, through testing, that the enhanced control is operating effectively.

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

Date: August 3, 2017

