Form 10-Q
period 2017-09-30
RESEARCH FRONTIERS INC
filed 2017-11-02
CIK 793524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-14893

RESEARCH FRONTIERS INCORPORATED

(Exact name of registrant as specified in charter)

Delaware	11-2103466
(State of incorporation or organization)	(IRS Employer Identification No.)

240 Crossways Park Drive, Woodbury, N.Y.	11797
(Address of principal executive offices)	(Zip Code)

(516) 364-1902

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ]       Accelerated filer [  ]         Non-accelerated filer [  ]

Smaller reporting company [X]          Emerging growth company [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [  ]             No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 1, 2017, there were outstanding 24,043,846 shares of Common Stock, par value $0.0001 per share.

RESEARCH FRONTIERS INCORPORATED

Consolidated Balance Sheets

(Unaudited)

	September 30, 2017	December 31, 2016
Assets

Current assets:
Cash and cash equivalents	$2,188,054	$1,691,603
Short-term investments	-	1,523,333
Royalty receivables, net of reserves of $1,006,424 in 2017 and $1,110,020 in 2016	782,191	1,117,146
Prepaid expenses and other current assets	51,067	256,892
Total current assets	3,021,312	4,588,974

Fixed assets, net	526,293	651,655
Deposits and other assets	33,567	33,567
Total assets	$3,581,172	$5,274,196

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$104,448	$29,932
Accrued expenses and other	270,637	339,338
Deferred revenue	46,666	-
Total current liabilities	421,751	369,270

Shareholders’ equity:
Common stock, par value $0.0001 per share; authorized 100,000,000 shares, issued and outstanding 24,043,846 shares in 2017 and 2016	2,404	2,404
Additional paid-in capital	111,551,490	111,551,490
Accumulated deficit	(108,394,473)	(106,648,968)
Total shareholders’ equity	3,159,421	4,904,926
Total liabilities and shareholders’ equity	$3,581,172	$5,274,196

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Consolidated Statements of Operations

(Unaudited)

	Nine months ended		Three months ended
	Sept 30, 2017	Sept 30, 2016	Sept 30, 2017	Sept 30, 2016

Fee income	$1,229,631	$958,337	$488,336	$304,772

Operating expenses	2,380,328	2,676,178	607,291	624,080
Research and development	598,638	1,160,544	185,296	246,755
Total Expenses	2,978,966	3,836,722	792,587	870,835

Operating loss	(1,749,335)	(2,878,385)	(304,251)	(566,063)

Net investment income	3,830	25,203	1,113	6,332
Net loss	$(1,745,505)	$(2,853,182)	$(303,138)	$(559,731)

Basic and diluted net loss per common share	$(0.07)	$(0.12)	$(0.01)	$(0.02)

Weighted average number of common shares outstanding	24,043,846	24,043,846	24,043,846	24,043,846

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	September 30, 2017	September 30, 2016
Cash flows from operating activities:
Net loss	$(1,745,505)	$(2,853,182)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	131,725	141,481
Loss on sale of asset	-	1,776
Allowance for uncollectible accounts	(1,785)	-
Change in assets and liabilities:
Royalty receivables	336,739	(220,895)
Prepaid expenses and other current assets	205,825	69,770
Deferred revenue	46,666	10,000
Accounts payable and accrued expenses	5,815	136,293
Net cash used in operating activities	(1,020,520)	(2,714,757)

Cash flows from investing activities:
Purchases of fixed assets	(6,362)	(8,055)
Proceeds from sale of fixed asset	-	6,000
Change in investments	1,523,333	(6,836)
Net cash provided by (used in) investing activities	1,516,971	(8,891)

Net increase (decrease) in cash and cash equivalents	496,451	(2,723,648)

Cash and cash equivalents at beginning of year	1,691,603	5,712,310
Cash and cash equivalents at end of period	$2,188,054	$2,988,662

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Notes to Consolidated Financial Statements

September 30, 2017

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K relating to Research Frontiers Incorporated (the “Company”) for the fiscal year ended December 31, 2016.

Note 2. Business

Research Frontiers Incorporated (“Research Frontiers” or the “Company”) operates in a single business segment which is engaged in the development and marketing of technology and devices to control the flow of light. Such devices, often referred to as “light valves” or suspended particle devices (SPDs), use colloidal particles that are either incorporated within a liquid suspension or a film, which is usually enclosed between two sheets of glass or plastic having transparent, electrically conductive coatings on the facing surfaces thereof. At least one of the two sheets is transparent. SPD technology, made possible by a flexible light-control film invented by Research Frontiers, allows the user to instantly and precisely control the shading of glass/plastic manually or automatically. SPD technology has numerous product applications, including: SPD-Smart™ windows, sunshades, skylights and interior partitions for homes and buildings; automotive windows; sunroofs, sun-visors, sunshades, rear-view mirrors, instrument panels and navigation systems; aircraft windows; train windows; eyewear products; and flat panel displays for electronic products. SPD-Smart light control film is now being developed for, or used in, architectural, automotive, marine, train, aerospace and appliance applications.

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

To date, the Company has not generated sufficient revenue from its licensees to fund its operations. As of September 30, 2017, the Company had cash and cash equivalents of $2,188,054, working capital (total current assets less total current liabilities) of $2,599,561 and total shareholder’s equity of $3,159,421. The Company expects to have sufficient working capital for the next 12-15 months of operations. Since last year the Company has reduced its cash shortfall and is working to further reduce it, and may seek new sources of financing. However, there can be no assurance as to the availability or terms upon which such financing and capital might be available.

Note 3. Patent Costs

The Company expenses costs relating to the development, acquisition or enforcement of patents due to the uncertainty of the recoverability of these items.

Note 4. Revenue Recognition

The Company has entered into a number of license agreements covering its light-control technology. The Company receives minimum annual royalties under certain license agreements and records fee income on a ratable basis each quarter once collectability is reasonably assured. In instances when sales of licensed products by its licensees exceed minimum annual royalties, the Company recognizes fee income as the amounts have been earned. Certain of the fees are accrued by, or paid to, the Company in advance of the period in which they are earned resulting in deferred revenue. Such excess amounts are recorded as deferred revenue and are recognized into income in future periods as earned.

Note 5. Fee Income

Fee income represents amounts earned by the Company under various license and other agreements relating to technology developed by the Company. During the first nine months of 2017, four licensees accounted for 10% or more of fee income of the Company; these licensees accounted for approximately 31%, 15%, 12% and 11%, respectively of fee income recognized during such period. During the first nine months of 2016, three licensees accounted for 10% or more of fee income of the Company; these licensees accounted for approximately 30%, 29% and 15%, respectively of fee income recognized during this period.

Note 6. Stock-Based Compensation

The Company has granted options/warrants to consultants. GAAP requires that all stock-based compensation be recognized as an expense in the financial statements and that such costs be measured at the fair value of the award at the date of grant. These awards generally vest ratably over 12 to 60 months from the date of grant and the Company charges to operations quarterly the current market value of the options using the Black-Scholes method. During the nine months ended September 30, 2017 and 2016 there were no charges related to options granted to consultants.

The Company did not grant any stock options to employees and directors during the nine months ended September 30, 2017 and 2016.

There was no compensation expense recorded relating to restricted stock grants to employees and directors during the nine months ended September 30, 2017 and 2016.

Note 7. Income Taxes

Since inception, the Company has incurred losses from operations and as a result has not recorded income tax expense. Benefits related to net operating loss carryforwards and other deferred tax items have been fully reserved since it was not more likely than not that the Company would achieve profitable operations.

Note 8. Equity

The Company did not sell any equity securities during the nine months ended September 30, 2017 and 2016. The Company did not receive any proceeds during the nine months ended September 30, 2017 and 2016 in connection with stock issued by the exercise of options and warrants previously granted.

Note 9. Treasury Stock

The Company did not repurchase any of its stock during the nine months ended September 30, 2017 and 2016.

Note 10. Investments

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

		September 30, 2017	December 31, 2016
Certificates of Deposit	Maturity	Value of Held to Maturity Investment	Value of Held to Maturity Investment
Investment	Date	(based on cost)	(based on cost)

$1,523,333	February 23, 2017	$-	$1,523,333

		$-	$1,523,333

Note 11. Fair Value Measurements

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

Note 12. New Accounting Pronouncements

In May 2014, the FASB amended the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized.  The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers.  In July 2015, the FASB affirmed its proposal of a one-year deferral of the effective date of the new revenue standard.  As a result, the new guidance will be effective for the Company beginning in the first quarter of 2018. The amendments may be applied retrospectively to each prior period presented or with the cumulative effect recognized as of the date of initial application and the Company intends to apply the modified retrospective method. The Company currently recognizes its minimum annual royalties (fixed payments) ratably over the term of the contract and we are evaluating the number of performance obligations within each specific contract and whether the licenses of IP are distinct from the related performance obligations in order to conclude on the timing and pattern of revenue recognition under the new standard. The Company is continuing to evaluate the standard’s impact on the consolidated results of operations and financial condition.  In addition, we continue to assess the potential impact the new standard will have on our related disclosures and internal processes to address the new standard.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated (“ASU”) No. 2016-02, Leases. ASU 2016-02 requires lessees to apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption of the new guidance is permitted. The new standard is effective for the Company beginning in the first quarter of 2019. While not yet in a position to assess the full impact of this application of the new standard, the Company expects that the impact of recording the lease liabilities and the corresponding right to use assets will have an impact on its total asset and liabilities with a minimal impact on equity.

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The Company does not believe this new accounting standard update will have a material impact on its consolidated financial statements.

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

The Company has entered into a number of license agreements covering products using the Company’s SPD technology. The Company receives fees and minimum annual royalties under certain license agreements and records fee income on a ratable basis each quarter as earned. In instances when sales of licensed products by its licensees exceed minimum annual royalties, the Company recognizes fee income as the amounts have been earned. Certain of the fees are accrued by, or paid to, the Company in advance of the period in which they are earned resulting in deferred revenue.

The Company expenses costs relating to the development or acquisition of patents due to the uncertainty of the recoverability of these items. All of our research and development costs are charged to operations as incurred. Our research and development expenses consist of costs incurred for internal and external research and development. These costs include direct and indirect overhead expenses.

The Company has historically used the Black-Scholes option-pricing model to determine the estimated fair value of each option grant. The Black-Scholes model includes assumptions regarding dividend yields, expected volatility, expected lives, and risk-free interest rates. These assumptions reflect our best estimates, but these items involve uncertainties based on market conditions generally outside of our control. As a result, if other assumptions are used, stock-based compensation expense could be materially impacted. Furthermore, if management uses different assumptions in future periods, stock-based compensation expense could be materially impacted in future years.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Examples of our critical estimates include: (i) the full valuation allowance for deferred taxes that was recorded based on the uncertainty that such tax benefits would be realized in future periods, and (ii) royalty receivable reserves.

New Accounting Pronouncements

In May 2014, the FASB amended the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized.  The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers.  In July 2015, the FASB affirmed its proposal of a one-year deferral of the effective date of the new revenue standard.  As a result, the new guidance will be effective for the Company beginning in the first quarter of 2018. The amendments may be applied retrospectively to each prior period presented or with the cumulative effect recognized as of the date of initial application and the Company intends to apply the modified retrospective method. The Company currently recognizes its minimum annual royalties (fixed payments) ratably over the term of the contract and we are evaluating the number of performance obligations within each specific contract and whether the licenses of IP are distinct from the related performance obligations in order to conclude on the timing and pattern of revenue recognition under the new standard. The Company is continuing to evaluate the standard’s impact on the consolidated results of operations and financial condition.  In addition, we continue to assess the potential impact the new standard will have on our related disclosures and internal processes to address the new standard.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated (“ASU”) No. 2016-02, Leases. ASU 2016-02 requires lessees to apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption of the new guidance is permitted. The new standard is effective for the Company beginning in the first quarter of 2019. While not yet in a position to assess the full impact of this application of the new standard, the Company expects that the impact of recording the lease liabilities and the corresponding right to use assets will have an impact on its total asset and liabilities with a minimal impact on equity.

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The Company does not believe this new accounting standard update will have a material impact on its consolidated financial statements.

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

Certain license fees, which are paid to the Company in advance of the accounting period in which they are earned result in the recognition of deferred revenue for the current accounting period, which will be recognized as fee income in future periods. Also, licensees may offset some or all of their royalty payments on sales of licensed products for a given period by applying these advance payments towards such earned royalty payments. Because the Company’s license agreements typically provide for the payment of royalties by a licensee on product sales within 45 days after the end of the quarter in which a sale of a licensed product occurs (with some of the Company’s more recent license agreements providing for payments on a monthly basis), and because of the time period which typically will elapse between a customer order and the sale of the licensed product and its installation in a home, office building, automobile, aircraft, boat or any other product, there could be a delay between when economic activity between a licensee and its customer occurs and when the Company gets paid its royalty resulting from such activity.

In the first quarter of 2017, the Company received royalty revenues from sales of the Magic Sky Control option on the S-Class sedans and coupe, and on the SLK and SL roadsters in excess of minimum annual royalty levels in its license agreements with our licensees who supply this glass to Daimler which resulted in accretive royalty revenue from these licensees for the remained of the year. Fluctuations in exchange rates, total vehicle production levels, and take rates for the Magic Sky Control option are expected to continue. Production efficiencies are also expected to continue with the introduction of the higher vehicle production volumes for various car models going forward, and the Company expects that lower pricing per square foot of the Company’s technology could expand the market opportunities, adoption rates, and revenues for its technology in automotive and non-automotive applications. As noted previously, the Company is working with all levels of licensees in the supply chain to further reduce the cost of final products using the Company’s technology.

Nine months ended September 30, 2017 Compared to the Nine months ended September 30, 2016

The Company’s fee income from licensing activities for the nine months ended September 30, 2017 was $1,229,631 as compared to $958,337 for the nine months ended September 30, 2016 representing a $271,294 increase between these two periods. This increase was principally the result of higher revenues from licensees in the aircraft, architectural, automotive and marine sectors as well as revenue from a new licensee focused on the transparent display sector.

Operating expenses decreased by $295,850 for the nine months ended September 30, 2017 to $2,380,328 from $2,676,178 for the nine months ended September 30, 2016. This decrease was principally the result of lower patent and patent litigation costs ($108,000) as well as lower payroll and related costs ($100,000) and lower investor relations and marketing costs ($84,000).

Research and development expenditures decreased by $561,906 to $598,638 for the nine months ended September 30, 2017 from $1,160,544 for the nine months ended September 30, 2016. This decrease was principally the result of lower payroll costs ($516,000).

The Company’s net investment income for the nine months ended September 30, 2017 was $3,830 compared to $25,203 earned for the nine months ended September 30, 2016 with lower earnings due to redemption of the Company’s investments in 2017.

As a consequence of the factors discussed above, the Company’s net loss was $1,745,505 ($0.07 per common share) for the nine months ended September 30, 2017 as compared to $2,853,182 ($0.12 per common share) for the nine months ended September 30, 2016.

Three months ended September 30, 2017 Compared to the Three months ended September 30, 2016

The Company’s fee income from licensing activities for the three months ended September 30, 2017 was $488,336 as compared to $304,772 for the three months ended September 30, 2016 representing a $183,564 increase between these two periods. This increase was principally the result of higher revenues from licensees in the aircraft, automotive and marine sectors as well as revenue from a new licensee focused on the transparent display sector.

Operating expenses decreased by $16,789 for the three months ended September 30, 2017 to $607,291 from $624,080 for the three months ended September 30, 2016. This decrease was principally the result lower payroll and related costs ($50,000), as well as lower office and facility costs ($15,000) and lower travel and entertainment costs ($10,000) partially offset by higher patent and patent litigation costs ($44,000).

Research and development expenditures decreased by $61,459 to $185,296 for the three months ended September 30, 2017 from $246,755 for the three months ended September 30, 2016. This decrease was principally the result of lower payroll costs ($25,000) as well as lower materials costs ($16,000) as well as lower office and facility costs ($12,000).

The Company’s net investment income for the three months ended September 30, 2017 was $1,113 compared to $6,332 earned for the three months ended September 30, 2016 with lower earnings due to redemption of the Company’s investments in 2017.

As a consequence of the factors discussed above, the Company’s net loss was $303,138 ($0.01 per common share) for the three months ended September 30, 2017 as compared to $559,731 ($0.02 per common share) for the three months ended September 30, 2016.

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

During the nine months ended September 30, 2017, the Company’s cash and cash equivalents balance increased by $496,451. The increase was due to the maturity of a certificate of deposit for $1,523,333 partially offset by cash used for operations of $1,020,520 and the purchase of fixed assets of $6,362. As of September 30, 2017, the Company had cash and cash equivalents of $2,188,054, working capital (total current assets less total current liabilities) of $2,599,561 and total shareholder’s equity of $3,159,421. Our quarterly projected cash flow shortfall, based on our current operations adjusted for any non-recurring cash expenses for the next 12 months, is approximately $400,000 per quarter. We may eliminate some operating expenses in the future, which will further reduce our cash flow shortfall if needed. Based on the expected benefit of expense reductions, we expect to have sufficient working capital for the next 12-15 months of operations. Since last year we have reduced our cash shortfall and are working to further reduce it, and may seek new sources of financing.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We designed our disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2017, and, based on their evaluation, have concluded that, because of the need to test a new control during 2017 over the determination of our allowance for doubtful accounts, that our disclosure controls and procedures were not effective at the reasonable assurance level solely as a result of the material weakness in our internal control over financial reporting discussed below.

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

Management has implemented a remediation plan to address the control deficiency that led to the material weakness. The remediation plan includes but is not limited to, the implementation of additional review procedures designed to enhance our evaluation controls over our allowance for doubtful accounts. We implemented our enhanced review/evaluation procedures and documentation standards with respect to the first, second and third quarters of 2017. Our goal is to remediate the identified material weakness by the end of 2017, subject to there being sufficient opportunities to conclude, through testing, that the enhanced control is operating effectively.

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

Date: November 2, 2017

