Form 10-K
period 2017-12-31
RESEARCH FRONTIERS INC
filed 2018-03-13
CIK 793524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of

THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017	Commission File Number 000-14893

RESEARCH FRONTIERS INCORPORATED

(Exact name of registrant as specified in its charter)

DELAWARE	11-2103466
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

240 CROSSWAYS PARK DRIVE
WOODBURY, NEW YORK	11797-2033
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (516) 364-1902

Securities registered pursuant to Section 12(b) of the Act:	Name of Exchange
Title of Class	on Which Registered
Common Stock, $0.0001 Par Value	The NASDAQ Stock
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
Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter), computed based on the closing sale price of $1.29 was $24,494,488. In making this computation, all direct and indirect shares known to be owned by directors and executive officers of the Company and all direct and indirect shares known to be owned by other persons holding in excess of 5% of the Company’s common stock have been deemed held by “affiliates” of the Company, and awards of restricted stock subject to vesting are assumed to have been fully issued and outstanding. Nothing herein shall prejudice the right of the Company or any such person to deny that any such director, executive officer, or stockholder is an “affiliate.”

On March 12, 2018, the registrant had 24,043,846 shares of Common Stock outstanding.

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

The Company has entered into a number of license agreements covering its light control technology. During 2017, four licensees accounted for 35%, 15%, 10% and 9%, respectively of fee income recognized during the year. During 2016 four licensees accounted for 30%, 27%, 15% and 7%, respectively of fee income recognized for the year. During 2015, three licensees accounted for 33%, 15%, and 9%, respectively, of fee income recognized for the year. In addition, during the year ended December 31, 2015, approximately 14% of revenues related to fees generated by a large architectural glass project.

Research Frontiers was incorporated in New York in 1965 to continue early work that Dr. Edwin Land, founder of Polaroid Corporation, and others had done in the area of light-control beginning in the 1930s. Research Frontiers was reincorporated in Delaware in 1989. Since 1965, Research Frontiers has actively worked to develop and license its own SPD technology, which it protects using patents, trade secrets and know-how. Although patent and trade secret protection is not a guarantee of commercial success, Research Frontiers currently has 225 patents that have been issued worldwide. In addition, the Company has current patent applications in the US and other countries that if granted, would add a significant number of additional patents to its portfolio. The Company has and continues to devote significant resources to develop, license and protect its intellectual property position.

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

In addition to the product applications listed above, SPD-SmartGlass technology may also offer potential benefits in the development of new flat panel displays, light conservation panels, neonatal incubators, consumer electronics, eyewear, self-dimming automotive rear-view mirrors and other reflective information displays. However, such products need additional product design, engineering or testing before the commercial potential of such SPD-SmartGlass products can be determined.

Some of our licensees consider the stage of development, product introduction strategies and timetables, and other plans to be proprietary or secret. Unless required to disclose such information, the Company may limit its disclosure of licensees’ activities until such licensees, or their customers, make their own public announcements of planned or actual product launches.

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

Beginning in late 2011, higher volume sales of SPD products commenced with the launch by Daimler AG of the Magic Sky Control™ all glass roof option on their Mercedes-Benz SLK (subsequently renamed SLC). In early 2012, sales of the Magic Sky Control™ all glass roof option commenced on their Mercedes-Benz SL. In mid-2014, sales of the Magic Sky Control™ all glass roof option commenced on the new S-Class Coupe with other Mercedes-Benz S-Class variants began offering the Magic Sky Control™ all glass roof option in 2015 and 2016.

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

Employees:

On March 12, 2018, the Company had seven full-time employees, four of whom are technical personnel, and the rest of whom perform legal, finance, marketing, investor relations, and administrative functions. Of these employees, two have obtained doctorates in chemistry, one has a master’s degree in chemistry, and one has extensive industrial experience in electronics and electrical engineering. Two employees also have additional postgraduate degrees in business administration and one has a doctorate in jurisprudence. Also the Company’s suppliers and licensees have people on their teams with advanced degrees in a number of areas relevant to the commercial development of products using the Company’s technology. The success of the Company is dependent upon, among other things, the services of its senior management, the loss of which could have a material adverse effect upon the prospects of the Company.

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

In September 2017, MarketsandMarkets issued Smart Glass Market by Technology (Suspended Particle Display, Electrochromic, Liquid Crystal, Photochromic, Thermochromic), Application (Architecture, Transportation, Consumer Electronics), and Geography - Global Forecast to 2023. This market research report concludes that the smart glass market is expected to grow from USD $2.8 Billion in 2016 to reach USD $8.35 Billion by 2023, with a growth rate of 16.6% between 2017 and 2023. The study concluded that:

●	Key factors driving the growth of this market are the growing demand for smart glass in automobile applications, strong government support through mandates and legislations for energy-efficient construction, and optimal energy saving through smart glass applications.

●	Suspended Particle Devices (SPD) technology is expected to grow at the highest growth rate during the forecast period. Furthermore, the transportation market segment is expected to dominate the smart glass market during the forecast period.

●	A higher cost of smart glass is the major factor restraining the growth of the market. Manufacturers find it difficult to quantify the return on investment to end users and, hence, its application has been mainly across the high-end and luxury verticals. However, with the opening of large-volume manufacturing facilities, the manufacturers are expected to achieve economy of scale, which, in turn, will lower the cost. With the increasing volume of production, the cost of smart glass is estimated to reduce by 30%–40%.

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

Aircraft Market:

In the aircraft industry, there is a trend towards larger windows with more passenger control and functionality. In the “transport category” (primarily large commercial passenger aircraft) segment, the world’s two largest aircraft manufacturers are both promoting the size of the windows in new aircraft platforms already being delivered (e.g. Boeing 787 and Airbus A350). In the “general aviation” category (primarily business jets, private or chartered smaller aircraft) this trend is true as well. For example, Gulfstream is promoting the size of the windows on their G650 platform, and Bombardier highlights the size of the cabin window on the upcoming Global 7000 and 8000 platforms. Several OEMs either already offer, or have announced their interest to include, electronically dimmable windows in their aircraft – including Boeing, Airbus, Bombardier, Embraer, Textron-Beechcraft, HondaJet, Airbus Helicopter, Bell Helicopter, Dassault, Epic and One Aviation.

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

SPD technology is also the only commercially available light-control smart window technology known to have passed the stringent safety and durability tests required by the aviation industry and to have received a Supplemental Type Certificate (STC) from the Federal Aviation Administration. Today, SPD-Smart electronically dimmable windows are flying in 33 models of various aircraft including those used in commercial aviation, general aviation and military aviation. SPD-Smart products have recently been selected by aircraft manufacturers as standard equipment on new production platforms including the Honda Aircraft HondaJet, Textron-Beechcraft King Air 250, 350i and C90GTx, Epic Aircraft E1000, and One Aviation Eclipse 700.

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

Hitachi Chemical expanded its SPD film product portfolio by initiating commercial production of a “lighter” version of its film. Both the SPD “dark” and “light” versions of the films provide a high range of visible light transmission. The best-selling SPD “dark” film has a range of approximately 0.5% to 55.0%. This leads to contrast ratios (the ratio of clear to dark light transmission) of up to 110:1. The commercialization of both “dark” and “light” versions of SPD-film provides greater design and performance options for end-product applications.

In December 2014, Research Frontiers was granted a patent relating to the production of SPD-films with even higher light and dark transmission states than currently are available commercially.

Other companies are currently licensed by Research Frontiers to sell SPD-Smart light-control film to other licensees of Research Frontiers. None of these other companies has yet announced commercial SPD film products for sale.

SPD-Smart Automotive Products:

Research Frontiers and its licensees are currently working with multiple automotive manufacturers to introduce SPD-Smart windows, sunroofs and roof systems on both concept and production vehicles. Research Frontiers’ end-product licensees in this sector include: American Glass Products, Asahi Glass, Custom Glass, Daimler AG, DuPont, Hanamac, Isoclima, Pilkington Glass, Pittsburgh Glass Works, Saint-Gobain Vision Systems, Tint-It JSC and Advnanotech. The Company’s automotive glass licensees account for the majority of all glass produced for the automotive market throughout the world.

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

The S-Class Coupe offers the largest panoramic Magic Sky Control™ roof ever put into serial production. The surface area of the panoramic roof using SPD-SmartGlass technology on the S-Class is approximately three times the size of the roof glass used on the current SLC and SL roadster. With the addition (announced in August 2017) of the new 2018 S450 and S450 4MATIC S-Class Sedans, a total of 14 Mercedes-Benz model variants now offer this remarkable panoramic smart glass roof:

●	S 450 S-Class Sedan

●	S 450 4MATIC S-Class Sedan

●	S 560 4MATIC S-Class Sedan

●	AMG S 63 S-Class Sedan

●	Mercedes-Maybach S 560 4MATIC

●	S550 4MATIC S-Class Coupe

●	AMG S63 S-Class Coupe

●	AMG S65 S-Class Coupe

●	SLC 300 Roadster

●	AMG SLC 43 Roadster

●	SL 450 Roadster

●	SL 550 Roadster

●	AMG SL63 Roadster

●	AMG SL65 Roadster (Standard Equipment)

A key factor in the broad adoption of SPD technology in various automotive windows is its cost. Typically, the cost for new technology products decrease as production volumes increase. The price per square foot of SPD-SmartGlass reported by our licensees has gone down over time in the automotive market. Royalties from the Magic Sky Control panoramic roofs for the S-Class vehicles are generally between $150-250/car. Royalties from the Magic Sky Control roofs for the SLC and SL vehicles are between $100-150/car. The roofs on the S-Class is approximately two to three times the surface area of the roofs on the SLC and SL vehicles.

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

Some automakers and their suppliers have incorporated SPD-SmartGlass in concept vehicles, with some of these concept vehicles being exhibited at major auto shows:

●	January 2018:

A number of different companies showcased SPD-Smart products at CES 2018. In the automotive industry, Fisker debuted its new Fisker E-Motion with a unique and innovative four-segment SPD SmartGlass roof. In addition to use in its large curved panoramic roof, Fisker says that it plans to offer SPD-SmartGlass technology on the side windows of this new electric vehicle.

Continental Corporation (“Continental”) also showcased their Intelligent Glass Control system using SPD technology at CES 2018 to demonstrate how it makes cars safer, more private and comfortable, lighter and more energy-efficient.

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

Automotive Aftermarket:

While the highest volume market for which SPD-Smart technology is being developed is new car production by the world’s automakers, the aftermarket upgrade market also presents near-term opportunities in the automotive market. Research Frontiers licensee American Glass Products (AGP) is offering its Vario Plus Sky SPD-SmartGlass to the automotive aftermarket. In May of 2017 Hanamac International Ltd. acquired a license from Research Frontiers Inc. to produce and sell SPD-SmartGlass automotive windows for the South Korean aftermarket. In March of 2013 Research Frontiers announced that it had added two new licensees, Tint-It JSC and Advnanotech, both of whom are targeting the automotive aftermarket in Russia.

Recreational Vehicles//Motor Homes:

●	May 2017:

At Caravan Salon in Dusseldorf, Germany, premium recreational vehicle supplier Lippert Components, and Knaus, a leading manufacturer of leisure vehicles in Europe, both featured the world premiere of dimmable windows using SPD-SmartGlass technology. These electronically dimmable smart windows, which dramatically improve the recreational vehicle passenger experience, were supplied by Vision Systems, a licensee of Research Frontiers.

●	September 2014:

Global Caravan Technologies, Inc. unveiled the CR-1 Carbon which features the MagicView™ roof and MagicView™ windshield with SPD-SmartGlass. This special glass which totals 28 square feet, was jointly developed with Research Frontiers’ licensee Vision Systems. SPD nanotechnology on this vehicle allows infinitely variable control of privacy between blackout and clear and can be controlled by any smart-phone or other smart-devices. In addition to controlling the level of light and glare coming into the RV, the MagicView™ SPD-SmartGlass on RVs offers many other advantages. This technology provides unsurpassed thermal insulation: SPD-SmartGlass substantially rejects solar heat from entering RVs through windows. The SPD-SmartGlass achieves its maximum dark state when the RV is parked/turned off and no power is consumed.

●	January 2012:

Vision Systems announced that Notin, manufacturer of motorhomes and campers, selected Visions Systems’ Nuance brand of SPD-SmartGlass for the skylight of Notin’s Angara luxury motorhome. In October 2013 at Busworld 2013, Vision Systems showcased a new sun visor using SPD-Smart light-control film technology and a light sensor to automatically and dynamically adjust the sun visor to deal with changing light and glare conditions. Vision Systems indicated that they have been working for almost two years with a major automotive OEM to test the ease of installation, reliability, design and performance of their new sun visor in real world conditions. They further indicated that customer reaction regarding the effectiveness and ease of use of this product has been excellent. The fact that this feature can be installed in the aftermarket should bring these benefits to a wider range of drivers.

Rail Transport:

●	September 2017:

Vision Systems announced to the press in September 2017 that it had just signed contract to supply SPD-Smart Nuance windows for a new proposed special Shinkansen bullet train which will be put in service for the 2020 Tokyo Olympics.

●	May 2017:

AGC Asahi Glass announced its light control glass, WONDERLITETM, was adopted for JR East luxury sleeper train, Train Suite Shiki-shima (“Shiki-shima”), which began service on May 1. JR East’s luxury sleeper train Shiki-shima, conceptualized as a train for ‘enjoying changes in time and space’, has been designed with individualized themes for each compartment. Of particular note, the front carriage, containing a special area for enjoying panoramic views of Japan’s landscape, has been outfitted with WONDERLITETM light control glass, which makes it possible to adjust passing sunlight simply with a switch.

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

SPD-Smart Aircraft Products:

Five aircraft manufacturers have announced that they have selected SPD-Smart dimmable window products as standard or optional equipment for their production aircraft:

●	Honda Aircraft Company:

The new HondaJet, with first delivery in December 2015, comes with SPD-Smart electronically dimmable windows as standard equipment on all passenger windows.

●	Textron-Beechcraft has SPD-Smart electronically dimmable windows as standard equipment on all models of its King Air aircraft:

●	The King Air 250, with first delivery during 2015

●	The King Air 350i, with first delivery during 2015

●	The King Air C90GTx, with first deliveries during the first quarter of 2016

●	ONE Aviation announced the selection of SPD-Smart electronically dimmable windows for its upcoming Eclipse 700 platform.

●	Epic Aircraft has selected SPD-Smart electronically dimmable windows for its upcoming Epic E1000 aircraft.

●	Dassault Aviation:

The Falcon 5X was scheduled to come with SPD-Smart electronically dimmable skylights as standard equipment. Subsequently, however, Dassault announced in December 2017 that they were terminating the Falcon 5X program and announced the launch of a new Falcon program featuring the same cross section as the Falcon 5X. This aircraft is scheduled to enter into service in 2022.

Other aircraft manufacturers and their suppliers continue to develop and evaluate the use of SPD technology in their windows systems. Aircraft manufacturers have incorporated SPD-Smart electronically dimmable windows in mockups, with some of these mockups being exhibited at major aviation shows:

●	October 2017:

PPG Aerospace, in partnership with Vision Systems, launched a new product at the National Business Aviation Association Convention and Exhibition in Las Vegas, Nevada. Nuance V2 Ultra Clear is a new product responding to the industry requests for aircraft cabin shading systems that allow for brighter cabin interiors, while providing for more effective shading. This Electronically Dimmable Window (EDW) solution uses patented SPD-Smart light control technology developed by Research Frontiers.

●	July 2017:

ONE Aviation announced the selection of the ALTEOS electronically dimmable window (EDW) by PPG for its new Eclipse 700 aircraft. The Eclipse 700 aircraft is an upgraded version of their Eclipse 500/550. The Alteos EDW utilizes the NUANCE V2 shading product by Vision Systems that uses SPD-Smart light-control technology from Research Frontiers. As ONE Aviation stated in the announcement, “A priority at ONE Aviation is to maximize ease of use and passenger comfort. The PPG ALTEOS system provides both with simple and effective control of window shading.”

●	May 2017:

Vision Systems, and PPG Aerospace, announced that they have reached a commercial agreement to work together on developing new applications utilizing Vision Systems’ electronically dimmable window (EDW) shading solutions for aircraft. These solutions use Research Frontiers’ SPD-Smart EDW technology and also combine the considerable experience that both PPG Aerospace and Vision Systems have in supplying the aircraft industry with EDW systems. As stated in their press release, “The agreement provides a framework for PPG and Vision Systems to pursue opportunities in commercial, regional, military and general aviation applications that capitalize on each company’s expertise.”

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

Vision Systems exhibited SPD-Smart electronically dimmable windows (EDWs) at Aircraft Interiors Expo Asia and at the National Business Aviation Association (NBAA) Business Aviation Convention & Exhibition. These products improve the airline passenger experience by controlling light, glare, heat and noise entering the cabin.

●	May 2016:

Easier SPD-Smart electronically dimmable window (EDW) control switches from InspecTech Aero Service were featured at the EBACE aircraft show on the newly redesigned King Air 350i and 250 that were on display by Textron-Beechcraft. Also at EBACE it was reported that the King Air C90GTx (the third King Air to offer SPD-Smart EDWs as standard equipment) has received FAA certification, Textron highlighted the improved EDWs on their newly redesigned aircraft as an important cabin enhancement.

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

InspecTech announced enhancements to its electronics architecture used to control their iShade to enable the SPD-Smart electronically dimmable windows to switch to their clearest state in the event of a power loss – that was a request made by certain OEMs. InspecTech’s iShades now offer “the best of both worlds” - when unpowered on the ramp, the windows automatically switch to their darkest, maximum heat-rejecting state, and when in the air, they instantly switch to the clear state in the event of a loss of power.

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

At its annual stockholders meeting in June 2015, Research Frontiers announced a small strategic investment in Zuli Inc. a manufacturer of smartplugs. At this meeting, Joseph Harary demonstrated how the Zuli Smartplug integrates with SPD SmartGlass products. Mr. Harary indicated that “Using a Zuli Smartplug, you can walk into a room with your smartphone, and have the lights automatically turn on, temperature adjust, and the glass in your windows instantly go from an energy-saving dark tint, to clear so you can see the magnificent views outside your home. Now, walk into another room and have those lights and windows adjust too, while the Zuli Smartplug automatically shuts off your devices in the room you left to save energy.”

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

SPD-Smart Marine Products:

Research Frontiers and its licensees are currently working with marine customers to introduce SPD-Smart products including windows, doors and partitions. When our patented SPD-Smart light-control technology is used in yacht windows and other products, users can quickly and precisely control and “tune” the amount of light, glare and heat coming through their windows, while preserving their view. Diamond Sea Glaze Manufacturing commenced marketing activities for products using SPD technology during the second quarter of 2011 but did not renew its license for SPD-SmartGlass technology for the marine market which terminated at the end of December 2017.

In October 2016 Vision Systems announced at the Monaco Yacht Show and 2016 IBEX new relationships for offering SPD-SmartGlass products with Taylor Made Systems, ProCurve Glass, and Yachtglass. In addition, the Monaco Yacht Show hosted the world premiere of the “Edition 1” model of the “ARROW460 – Granturismo,” which has SPD-Smart dimmable glazing products throughout the Silver Arrows Marine motor yacht supplied by Vision Systems and designed by Mercedes-Benz Design.

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

VariGuard SmartGlass Business Unit:

In May of 2013 Research Frontiers announced the formation of its VariGuard SmartGlass business unit. This business unit allows the Company to directly address market opportunities for SPD technology outside the scope of its current license agreements or the focus of its licensees. VariGuard SmartGlass is a developmental activity for the Company and its revenues are currently immaterial relative to the Company’s licensing activities.

The VariGuard SmartGlass business unit markets and sells SPD-Smart products directly to customers for specialty uses such as the protection of artwork and light-sensitive documents in museums and private collections. The business uses an optimized fabrication designed specifically for its exhibition panels. The production of these panels is outsourced to current licensees that have experience producing SPD laminates.

Excessive light-exposure is a leading cause of irreversible damage to many precious objects, particularly works on paper, textiles and watercolor. Presently, no display system is able to provide these artifacts with any protection against visible light damage. VariGuard SmartGlass provides the world’s first and only display panels that limit an artifact’s light-exposure only to when the artifact is being viewed. This provides unequalled protection for light-sensitive artifacts by substantially reducing an artifact’s overall lux-hour exposure when compared to conventional display panels.

VariGuard SmartGlass marketing and exhibition activities include:

●	January 2018: VariGuard SmartGlass showcased its SPD-SmartGlass products at the West Coast Art and Framing Expo at Omega Moulding’s booth #431.
●

December 2017: To raise awareness of the unprecedented benefits of VariGuard SmartGlass, the company has launched an advertising campaign targeting the display case and custom framing industries. The first phase of the campaign utilizes publications from leading conservation institutions in the US (Journal of the American Institute of Conservation), UK (Institute of Conservation) as well the leading institution for the picture framing industry (Picture Framing Magazine).

●

May 2017: VariGuard SmartGlass showcased its SPD-SmartGlass products at the 45th annual meeting of the American Institute for Conservation of Historic and Artistic Works (AIC) in Chicago at booth #107.

●

September 2015: The Church History Museum, operated by The Church of Jesus Christ of Latter-day Saints, installed 22 exhibit cases containing VariGuard SmartGlass panels to protect light sensitive documents and artifacts. VariGuard panels provide a better viewing experience (by allowing substantially higher gallery illumination levels), while simultaneously reducing damaging visible light-exposure to artifacts.

●	August 2015: The Smithsonian’s National Postal Museum selected VariGuard SmartGlass panels to protect the 1856 British Guiana One Cent Magenta, the world’s most famous rare postage stamp.

●

May 2015: VariGuard SmartGlass exhibited its products at the American Institute for Conservation of Historic and Artistic Works (“AIC”) 43rd annual meeting in Miami, FL. Seth Van Voorhees, President of the VariGuard SmartGlass business unit commented: “Our display panels offer the highest level of protection against UV and visible light damage in the industry and they are being used in cases, frames and wall cases to protect various light sensitive artifacts in museums internationally. Reinforcing the benefits of VariGuard panels and how they limit light exposure, the Smithsonian National Postal Museum presented a paper at this meeting entitled “(Year of Light) Lighten Up: Enhancing Visitor Experiences,” which will discuss the positive impact that VariGuard panels have in protecting valuable artifacts and enhancing the visitor experience.

●

January 2015: VariGuard SmartGlass exhibited its display panels at a Washington Conservation Guild meeting focused on innovative new conservation technologies at the Smithsonian Institution’s S. Dillon Ripley Center in Washington, DC.

●

November 2014: VariGuard SmartGlass was invited to present at a meeting of the Washington Conservation Guild which was entitled: “Outsmarting Light: SmartGlass Technology in Exhibitions”. At this meeting, results of the light conservation benefits of its light control panels at the National Postal Museum were reported. This study quantified the dramatic reduction (>86%) in light exposure that artifacts experienced in cases using VariGuard SmartGlass display panels versus traditional glass display panels.

●

June 2014: VariGuard SmartGlass business unit announced that the Smithsonian’s National Postal Museum will use VariGuard SmartGlass panels based on SPD-SmartGlass technology at the “Behind the Badge” exhibition in Washington, DC. This exhibit showcases the work of one of the nation’s oldest federal law enforcement agencies and VariGuard panels are featured in display cases that showcase historic light-sensitive artifacts.

●

January 2014: VariGuard SmartGlass announced that Omega Moulding will distribute its patented light control SmartGlass products for frames and display cases in the United States and Canada. That month Omega Moulding showcased the benefits of VariGuard SmartGlass products at the 15th Annual West Coast Art and Frame Expo and National Conference in Las Vegas, NV.

●	May 2013: VariGuard SmartGlass featured its panels in several framing applications at Museum Expo 2013 at the Baltimore Convention Center in Baltimore, MD.

More information about VariGuard SmartGlass can be found on its independent website at www.VariGuard.com.

Marketing Activities and Licensee Support:

In addition to supporting the efforts of its licensees, the Company also recognizes the need to develop the SPD industry as a whole. As such, the Company continues to plan and execute complementary programs that build awareness and interest in smart glass generally and demand for SPD-Smart products specifically. In 2017 and 2016 these programs include presentations at various general industry conferences, participation in panel presentations and discussions hosted by academia, development of trade association educational materials, and presentations to architects, designers, and other influential specifiers. For example, during 2017 and 2016 the Company participated in clean tech, emerging growth and automotive glass conferences in Europe, and during 2016 the Company presented at the Autonomous Vehicle Interior Design & Technology Symposium in Novi, Michigan and was the keynote speaker, and event chairman, at the annual CTI Automotive Glazing USA Conference in Rochester, Michigan.

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

Licensees of Research Frontiers that incorporate SPD technology into end-products will pay Research Frontiers a royalty of 5-15% of net sales of licensed products under license agreements currently in effect, and may also be required to pay Research Frontiers fees and minimum annual royalties. Licensees that sell components (such as SPD emulsion or film) or lamination services to other licensees of Research Frontiers do not pay a royalty on such sale or service, and Research Frontiers will collect a royalty from the licensee incorporating these components into their own SPD-Smart end-products. Research Frontiers’ license agreements typically allow the licensee to terminate the license after some period of time, and give Research Frontiers only limited rights to terminate before the license expires. The licenses granted by the Company are non-exclusive and generally last as long as Research Frontiers’ patents remain in effect. Due to their bankruptcy filings or other termination of their general business activities or for other reasons, the Company does not believe that Polaroid Corporation, Kerros Limited, ThermoView Industries, BRG Group, SPD Technologies, SPD Systems, and Film Technologies International are pursuing business activities with respect to SPD technology. Diamond Sea Glaze, GKN and Hotel Technologies did not renew their license agreements. The Company and SPD Control Systems agreed to terminate their license agreement in December 2014 which resulted in a grant back to Research Frontiers of certain rights in SPD Control Systems’ intellectual property. Some of the Company’s other licensees are currently inactive with respect to SPD technology, but may hereafter become active again. To date, the Company has not generated sufficient revenue from its licensees to profitably fund its operations. All of the Company’s license agreements are included as exhibits to the Company’s periodic reports filed with the United States Securities and Exchange Commission (the “SEC”).

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

Electrochromic Technology:

Electrochromic windows and rear-view mirrors use a direct current voltage to alter the molecular structure of electrochromic materials (which can be in the form of either a liquid, gel or solid film) causing the material to darken. When compared to electrochromic devices, SPD technology is expected to have numerous potential performance and manufacturing advantages, including some or all of the following:

●	significantly faster response time, especially compared to larger electrochromic glazings

●	ability to precisely “tune” an infinite number of intermediate light-transmission states

●	consistent and uniform switching speed regardless of size of glazing area

●	more reliable performance over a wider temperature range

●	higher contrast ratios and the capability of achieving darker shaded states for large area product applications

●	unpowered state is dark, maximizing solar heat gain benefits when the room, office or vehicle is not in use

●	lower electrical current drain

●	higher estimated battery life in applications where batteries are used

●	no “iris effect” (where light transmission changes first occur at the outer edges of a window or mirror and then work their way toward the center) when changing from clear to dark and back again

●	SPD technology is a film-based technology that can be applied to plastic, acrylic, and chemically strengthened glass as well as glass, and which can be applied to curved as well as flat surfaces

●	available in single panels for retrofitting existing windows, skylights and doors

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

During the past few years, the Company and/or its licensees have made significant advances relating to materials to enable (1) improved stability of SPD emulsions, (2) a wider range of light transmission, (3) improved film adhesion and cohesion and (4) increased durability of SPD films/laminates, and (5) cost reductions. These advances have resulted in two patents being issued to the Company in the US Patent Office and the corresponding patent applications are pending.

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

Excluding non-cash expenses of approximately $12,000, $16,000, and $146,000, associated with the grant of stock options and restricted stock to the Company’s technical personnel, Research Frontiers incurred approximately $788,000, $1,402,000 and $1,442,000 during the years ended December 31, 2017, 2016, and 2015, respectively, for research and development costs. Research Frontiers plans to engage in substantial continuing research and development activities to invest in future improvements in SPD light-control technology and to expand for its licensees the capabilities of SPD-Smart technology and the markets for SPD-Smart products.

Patents and Proprietary Information:

Research Frontiers continues to make substantial investments to develop, license and protect its intellectual property position. The Company has 23 United States and 202 foreign patents in force. The Company’s United States patents expire at various dates from 2019 through 2034, while its foreign patents expire at various dates from 2018 through 2033.

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

Subsequent Event:

In February 2018, a small group of long-time shareholders of the Company made an interest-free five-year loan of $1.25 million to the Company which, upon the occurrence of certain conditions, is expected to convert into common stock at a price equal to the market price of the Company’s common stock when the loan was made, plus warrants exercisable at a premium to such market price. No payments are due on this note during its five-year term.

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

Source and Need for Capital.

As of December 31, 2017, we had approximately $1.7 million in cash and cash equivalents. In February 2018, a small group of long-time shareholders of the Company made an interest-free five-year loan of $1.25 million to the Company which, upon the occurrence of certain conditions, is expected to convert into common stock at a price equal to the market price of the Company’s common stock when the loan was made, plus warrants exercisable at a premium to such market price. No payments are due on this note during its five-year term.

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

History of Operating Losses.

We have experienced net losses from operations, and we may continue to incur net losses from operations in the future. We have incurred substantial costs and expenses in researching and developing our SPD technology. As of December 31, 2017, we had a cumulative net loss of $109,062,827 since our inception. Our net loss was $2,413,859 in 2017, $4,238,410 in 2016 and $4,279,856 in 2015, (which includes non-cash accounting charge in 2017, 2016 and 2015 of $76,299, $67,531 and $725,016 respectively, resulting from the expensing of grants of restricted stock and stock options).

We may not generate sufficient cash flows to cover our operating expenses.

As noted above, we have incurred recurring losses since inception and expect to continue to incur losses as a result of costs and expenses related to our research and continued development of our SPD technology and our corporate general and administrative expenses. Our limited capital resources and operations to date have been substantially funded through sales of our common stock, exercise of options and warrants and royalty fees collected. As of December 31, 2017, we had working capital of approximately $2.1 million, cash of approximately $1.7 million, shareholders’ equity of approximately $2.6 million and an accumulated deficit of approximately $109.1 million. In the event that we are unable to generate sufficient cash from our operating activities or raise additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects.

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

As described under “Item 9A - Controls and Procedures,” we previously identified a control deficiency constituting a material weakness in our internal control over financial reporting related to our controls over the determination of our allowance for doubtful accounts in 2016. We developed and implemented a plan to remediate this material weakness and based on our evaluation have concluded that this material weakness has been remediated during 2017.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

The Company currently occupies approximately 9,500 square feet of space at an annual rental which in 2017 was approximately $185,000 for its executive office, research facility and SPD-Smart Glass Design Center at 240 Crossways Park Drive, Woodbury, New York 11797 under a lease expiring March 31, 2025. The Company believes that its space, including its laboratory facilities, is adequate for its present needs.

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

On November 1, 2015, the Claim Construction Hearing was held before Magistrate Judge Christopher J. Burke. On December 13, 2016 the Court issued its decision on this hearing. On January 31, 2017 Research Frontiers and the Defendants in the lawsuit entered into a joint stipulation to permit immediate appeal of the claim construction ruling. On December 15, 2017 the United States Court of Appeals for the Federal Circuit ruled in E Ink’s favor regarding the claim construction ruling. An update about the status of the litigation is available on the court docket.

ITEM 4.	MINE SAFETY DISCLOSURES

N/A

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

(1)	The Company’s common stock is traded on the NASDAQ Capital Market under the symbol “REFR”. As of March 12, 2018, there were 24,043,846 shares of common stock outstanding.

(2)	The following table sets forth the range of the high and low selling prices (as provided by the National Association of Securities Dealers) of the Company’s common stock for each quarterly period within the past two fiscal years:

Quarter Ended:	Low	High
March 31, 2016	4.04	5.20
June 30, 2016	3.30	5.03
September 30, 2016	2.56	3.82
December 31, 2016	1.65	2.62

March 31, 2017	1.25	2.15
June 30, 2017	0.98	1.55
September 30, 2017	1.01	1.35
December 31, 2017	0.86	1.46

These quotations may reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

(b) Approximate Number of Security Holders

As of March 12, 2018, there were approximately 330 holders of record of the Company’s common stock and the closing price of our common stock was $0.99 per share. The Company estimates that there are approximately 6,900 beneficial holders of the Company’s common stock.

(c) Dividends

The Company has not declared or paid cash dividends on its common stock for the two most recent fiscal years and does not expect to declare or pay any cash dividends in the foreseeable future. There are no restrictions on the payment of dividends.

(d) Issuer Purchases of Equity Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected data regarding the Company’s operating results and financial position. The data for fiscal years 2017, 2016 and 2015 should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our audited consolidated financial statements and notes thereto, which are contained in this Annual Report on Form 10-K.

	Year ended December 31,
	2017	2016	2015	2014	2013
Statement of Operations Data:

Fee income	$1,509,070	$1,236,097	$2,007,482	$1,598,799	$2,161,359

Operating expenses (1)	3,127,979	4,086,408	4,742,166	4,425,718	6,036,792
Research and development (1)	799,702	1,417,634	1,588,491	1,621,964	2,203,326
Total Expenses	3,927,681	5,504,042	6,330,657	6,047,682	8,240,118

Operating loss	(2,418,611)	(4,267,945)	(4,323,175)	(4,448,883)	(6,078,759)

Net investment income	4,752	29,535	43,319	35,161	38,148
Net loss	$(2,413,859)	$(4,238,410)	$(4,279,856)	$(4,413,722)	$(6,040,611)

Basic and diluted net loss per common share	$(0.10)	$(0.18)	$(0.18)	$(0.19)	$(0.26)
Dividends per share	$0.00	$0.00	$0.00	$0.00	$0.00

Weighted average number of common shares outstanding	24,043,846	24,043,846	24,007,974	23,663,229	22,946,019

		As of December 31,
	2017	2016	2015	2014	2013
Balance Sheet Data:
Total current assets	$2,364,985	$4,588,974	$8,674,234	$10,367,561	$11,945,295
Total assets	2,881,113	5,274,196	9,544,017	12,564,854	12,032,265
Total shareholders’ equity	2,567,366	4,904,926	9,075,805	12,082,170	11,869,937

(1)	Reflects non-cash charges of $64,709, $51,093, $578,723, $823,584 and $2,266,610 to operating expenses, and non-cash charges of $11,590, $16,438, $146,293, $219,333 and $648,294 to research and development expenses relating to the issuance of stock and stock options in 2017, 2016, 2015, 2014 and 2013, respectively which increased the Company’s net loss for 2017, 2016, 2015, 2014, and 2013 by $76,299, $67,531, $725,016, $1,042,917, and $2,914,904, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Royalty receivables are stated less allowance for doubtful accounts. The allowance represents estimated uncollectible receivables usually due to licensees’ potential insolvency. The allowance includes amounts for certain licensees where risk of default has been specifically identified. The Company evaluates the collectability of its receivables on at least a quarterly basis and records appropriate allowances for uncollectible accounts when necessary.

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

In 2017 and 2016, the Company received royalty revenues from sales of the Magic Sky Control option on the S-Class Coupe, Maybach and S-Class Sedan, and SL and SLK/SLC roadsters in excess of the minimum annual royalty levels for the two licensees supplying products using the Company’s technology to Daimler. As such, royalties from these five car models was accretive to the Company’s royalty revenue. Production efficiencies are expected to continue and accelerate with the introduction of the higher vehicle production volumes for various car models going forward, and the Company expects that lower pricing per square foot of the Company’s technology could expand the market opportunities, adoption rates, and revenues for its technology in automotive and non-automotive applications. The Company expects to generate additional royalty income from the near-term introduction of additional new car and aircraft models from other OEM’s (original equipment manufacturers), continued growth of sales of products using the Company’s technology for the marine industry in yachts and other watercraft, in trains, in museums, and in larger architectural projects.

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

Year ended December 31, 2017 Compared to the Year ended December 31, 2016

The Company’s fee income for the year ended December 31, 2017 was $1,509,070, as compared to $1,236,097 for the year ended December 31, 2016. A substantial majority of this increase was principally the result of increase fees earned during 2017 from licensees focused in automotive, marine, display and architectural industries which was partially offset by slightly lower level of fee income from licensees focused in the aircraft industry (which the Company believes to be temporary).

Operating expenses decreased by $958,429 for the year ended December 31, 2017 to $3,127,979 from $4,086,408 for the year ended December 31, 2016. A substantial majority of this decrease was the result of cost reduction initiatives undertaken by the Company that resulted in lower payroll and related costs ($200,000), marketing and investor relations costs ($125,000) and patent costs ($177,000), as well as lower bad debt expenses ($425,000). Included in operating expenses is approximately $64,000 and $51,000 of non-cash compensation charges for the years ended December 31, 2017 and 2016, respectively.

Research and development expenditures decreased by $617,932 to $799,702 for the year ended December 31, 2017 from $1,417,634 for the year ended December 31, 2016. A substantial majority of this decrease was the result of cost reduction initiatives undertaken by the Company that resulted lower payroll and related costs ($555,000) as well as lower material costs ($23,000). Included in research and development expenses are approximately $12,000 and $16,000 of non-cash compensation charges for the years ended December 31, 2017 and 2016, respectively.

The Company’s net investment income for the year ended December 31, 2017 was $4,752 as compared to $29,535 for the year ended December 31, 2016. The difference was primarily due to lower interest earned from cash balances available for investment.

No income tax benefit or expense was recorded for the years ended December 31, 2017 and 2016.

As a consequence of the factors discussed above, the Company’s net loss was $2,413,859 ($0.10 per common share) for the year ended December 31, 2017 as compared to $4,238,410 ($0.18 per common share) for the year ended December 31, 2016.

Year ended December 31, 2016 Compared to the Year ended December 31, 2015

The Company’s fee income from licensing activities for the year ended December 31, 2016 was $1,236,097, as compared to $2,007,482 for the year ended December 31, 2015. A substantial majority of this decrease was principally the result of non-recurring fees earned in 2015 associated with the Company’s participation in the Milan Expo, and other non-recurring fee income under several licenses in 2015. To a much lesser extent, fee income from automobiles and aircraft using the Company’s technology was lower in 2016 due to: (1) lower production levels of certain car models in the period; (2) lower costs to the OEM (and therefore lower royalties per car to the Company) for glass incorporating the Company’s technology on certain car models, and (3) a design improvement in certain aircraft that caused a short-term reduction in new window installations. These factors were partially offset by higher sales volumes on other car and aircraft models using the Company’s technology.

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

During 2017, the Company’s cash and cash equivalents balance increase by $46,244 principally as a result of cash proceeds of $1,523,333 from the sale of an investment partially offset by cash used for operations of $1,470,540 and cash used for the purchase of property and equipment of $6,549. At December 31, 2017 the Company had cash and short-term investments of $1,737,847, working capital of $2,051,238 and total shareholders’ equity of $2,567,366.

In February 2018, a small group of long-time shareholders of the Company made an interest-free five-year loan of $1.25 million to the Company which, upon the occurrence of certain conditions, is expected to convert into common stock at a price equal to the market price of the Company’s common stock when the loan was made, plus warrants exercisable at a premium to such market price. No payments are due on this note during its five-year term.

Our quarterly projected cash flow shortfall, based on our current operations adjusted for any non-recurring cash expenses for the next 12 months, is approximately $350,000-450,000 per quarter. We may eliminate some operating expenses in the future, which will further reduce our cash flow shortfall if needed. Based on the expected benefit of expense reductions and the recently completed convertible debt offering detailed in the Subsequent Event section of this report, we expect to have sufficient working capital for the next 18 months of operations. Since last year we have reduced our cash shortfall and are working to further reduce it and may seek new sources of financing.

During 2016, the Company’s cash and cash equivalents balance decreased by $4,020,707 principally because of cash used for operations of $4,005,443 and cash used for the purchase of property and equipment of $11,715. At December 31, 2016 the Company had cash and short-term investments of $3,214,936 working capital of $4,219,704 and total shareholders’ equity of $4,904,926.

During 2015, the Company’s cash and cash equivalents balance decreased by $1,857,227 principally because of cash used for operations of $3,580,812 and cash used for the purchase of property and equipment of $316,185 partially offset by cash proceeds from the maturity of a certificate of deposit of $1,491,295 as well as net proceeds of $548,475 from the exercise of options and warrants. At December 31, 2015 the Company had working capital of $8,206,022 and total shareholders’ equity of $9,075,805.

The Company expects to use its cash to fund its research and development of SPD light valves, its expanded marketing initiatives, and for other working capital purposes. Based upon existing cash reserves, the funds raised in February 2018 (detailed in the Subsequent Event section of this report), historical revenues and cash expenditures, the Company believes that its current cash and cash equivalents would fund its operations until at least the fourth quarter of 2019. There can be no assurances that expenditures will not exceed the anticipated amounts or that additional financing, if required, will be available when needed or, if available, that its terms will be favorable or acceptable to the Company. Eventual success of the Company and generation of positive cash flow will be dependent upon the extent of commercialization of products using the Company’s technology by the Company’s licensees and payments of continuing royalties on account thereof. To date the Company has not generated sufficient revenue from its licensees to fully fund its operations.

Inflation

The Company does not believe that inflation has a significant impact on its business.

Contractual Obligations

The Company occupies premises under an operating lease agreement which was to expire on March 31, 2025 and requires minimum annual rent which rises over the term of the lease to approximately $222,000, plus tenant’s share of applicable taxes. These lease obligations are summarized over time as of December 31, 2017:

	Payments due by period
	<1 year	1-3 years	4-5 years	>5 years	Total
Operating lease obligations	$185,000	$389,000	$412,000	$493,000	$1,479,000

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s periodic SEC filings. Our officers have concluded that as of December 31, 2017 our disclosure controls and procedures are designed, and are effective, to ensure that information required to be disclosed by our company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the commission’s rules and forms, and are also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting during the quarterly period ended December 31, 2017 (other than those that were implemented to remediate a material weakness identified in 2016 detailed below) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Based on our evaluation under the COSO Framework (2013) our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

In connection with the preparation of our consolidated financial statements as of and for the year ended December 31, 2016, we identified a material weakness in our internal control over financial reporting related to our controls over the determination of our allowance for doubtful accounts. This control deficiency resulted in a material adjustment to our provision for bad debt expense which is reflected in our annual financial statements as of and for the year ended December 31, 2016. As a result of this control deficiency we were unable to timely recognize if an adjustment was required to fairly state our allowance for doubtful accounts. The deficiency constituted a material weakness in our internal control over financial reporting.

Management implemented a remediation plan to address the control deficiency that led to the material weakness. The remediation plan included, but is not limited to, the implementation of additional review procedures designed to enhance our evaluation controls over our allowance for doubtful accounts. The enhanced review/evaluation procedures and documentation standards were put in place and in operation starting in the first quarter of 2017. We have concluded as of December 31, 2017 through our testing of the enhanced control that it is operating effectively and the previously identified material weakness has been remediated.

Changes in Internal Control Over Financial Reporting

There were no changes to controls (other than those that were implemented to remediate a material weakness identified in 2016 detailed above) during the quarter ended December 31, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The other information required by this Item 10 is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Commission on or before April 30, 2018.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Commission on or before April 30, 2018. Notwithstanding anything to the contrary set forth herein or in any of the Company’s past or future filings with the SEC that might incorporate by reference the Company’s definitive Proxy Statement, in whole or in part, the report of the compensation committee and the stock price performance graph contained in such definitive Proxy Statement shall not be incorporated by reference into this Annual Report on Form 10-K or in any other such filings.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Commission on or before April 30, 2018.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Commission on or before April 30, 2018.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Commission on or before April 30, 2018.

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

Dated: March 13, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Position	Date

/s/ Darryl Daigle	Director	March 13, 2018
Darryl Daigle

/s/ Gregory G. Grimes	Director	March 13, 2018
Gregory G. Grimes

/s/ Joseph M. Harary	Director, President, CEO	March 13, 2018
Joseph M. Harary

/s/ Alexander Kaganowicz	Director	March 13, 2018
Alexander Kaganowicz

/s/ Seth L. Van Voorhees	Vice President, CFO, Treasurer	March 13, 2018
Seth L. Van Voorhees

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors
Research Frontiers Incorporated
Woodbury, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Research Frontiers Incorporated as of December 31, 2017 and 2016 and the related statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017 and the related notes and schedule presented in Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures within the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP
We have served as the Company’s auditors since 2005. Melville, New York
March 13, 2018

RESEARCH FRONTIERS INCORPORATED
Consolidated Balance Sheets
December 31, 2017 and 2016

	2017	2016
Assets

Current assets:
Cash and cash equivalents	$1,737,847	$1,691,603
Short-term investments	-	1,523,333
Royalties receivable, net of reserves of $1,051,424 in 2017 and $1,110,020 in 2016	597,441	1,117,146
Prepaid expenses and other current assets	29,697	256,892

Total current assets	2,364,985	4,588,974

Fixed assets, net	482,561	651,655
Deposits and other assets	33,567	33,567
Total assets	$2,881,113	$5,274,196

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$58,090	$29,932
Accrued expenses and other	254,833	339,338
Deferred revenue	824	-
Total current liabilities	313,747	369,270

Shareholders’ equity:

Common stock, par value $0.0001 per share; authorized 100,000,000 shares, issued and outstanding 24,043,846 in 2017 and 2016	2,404	2,404
Additional paid-in capital	111,627,789	111,551,490
Accumulated deficit	(109,062,827)	(106,648,968)
Total shareholders’ equity	2,567,366	4,904,926

Total liabilities and shareholders’ equity	$2,881,113	$5,274,196

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED
Consolidated Statements of Operations
Years ended December 31, 2017, 2016 and 2015

	2017	2016	2015

Fee income	$1,509,070	$1,236,097	$2,007,482

Operating expenses	3,127,979	4,086,408	4,742,166
Research and development	799,702	1,417,634	1,588,491
Total Expenses	3,927,681	5,504,042	6,330,657

Operating loss	(2,418,611)	(4,267,945)	(4,323,175)

Net investment income	4,752	29,535	43,319

Net loss	$(2,413,859)	$(4,238,410)	$(4,279,856)

Basic and diluted net loss per common share	$(0.10)	$(0.18)	$(0.18)

Weighted average number of common shares outstanding	24,043,846	24,043,846	24,007,974

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED
Consolidated Statements of Shareholders’ Equity
Years ended December 31, 2017, 2016 and 2015

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2014	23,924,465	$2,392	$110,210,480	$(98,130,702)	$12,082,170

Exercise of options and warrants	119,381	12	548,463	-	548,475
Share-based compensation	-	-	725,016	-	725,016
Net Loss	-	-	-	(4,279,856)	(4,279,856)
Balance, December 31, 2015	24,043,846	2,404	111,483,959	(102,410,558)	9,075,805

Share-based compensation	-	-	67,531	-	67,531
Net Loss	-	-	-	(4,238,410)	(4,238,410)
Balance, December 31, 2016	24,043,846	2,404	111,551,490	(106,648,968)	4,904,926

Share-based compensation	-	-	76,299	-	76,299
Net Loss	-	-	-	(2,413,859)	(2,413,859)
Balance, December 31, 2017	24,043,846	$2,404	$111,627,789	$(109,062,827)	$2,567,366

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED
Consolidated Statements of Cash Flows
Years ended December 31, 2017, 2016 and 2015

	2017	2016	2015
Cash flows from operating activities:
Net loss	$(2,413,859)	$(4,238,410)	$(4,279,856)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	175,643	188,501	140,170
Stock based compensation	76,299	67,531	725,016
Loss on sale of fixed asset	-	1,775	-
Bad debts, net of recovery	43,215	480,563	324,286
Change in assets and liabilities:
Royalty receivables	476,490	(283,035)	(463,743)
Prepaid expenses and other current assets	227,195	(123,427)	(12,213)
Accounts payable, accrued expenses and other	(56,347)	(98,941)	(14,472)
Deferred revenue	824	-	-
Net cash used in operating activities	(1,470,540)	(4,005,443)	(3,580,812)

Cash flows from investing activities:
Purchases of fixed assets	(6,549)	(11,715)	(316,185)
Proceeds from sale of fixed asset	-	6,000
Proceeds from sale of investments	1,523,333	(9,549)	1,491,295
Net cash provided by (used in) investing activities	1,516,784	(15,264)	1,175,110

Cash flows from financing activities:
Net proceeds from issuances of common stock and exercise of options and warrants	-	-	548,475
Net cash provided by financing activities	-	-	548,475

Net increase (decrease) in cash and cash equivalents	46,244	(4,020,707)	(1,857,227)

Cash and cash equivalents at beginning of year	1,691,603	5,712,310	7,569,537
Cash and cash equivalents at end of year	$1,737,847	$1,691,603	$5,712,310

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

The Company has historically utilized its cash, cash equivalents, short-term investments, and the proceeds from the sale of its investments to fund its research and development of SPD light valves, for marketing initiatives, and for other working capital purposes. The Company’s working capital and capital requirements depend upon numerous factors, including the results of research and development activities, competitive and technological developments, the timing and cost of patent filings, and the development of new licensees and changes in the Company’s relationships with its existing licensees. The degree of dependence of the Company’s working capital requirements on each of the foregoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements; the addition of new licensees may provide additional working capital or working capital requirements, and changes in relationships with existing licensees would have a favorable or negative impact depending upon the nature of such changes. We have incurred recurring losses since inception and expect to continue to incur losses as a result of costs and expenses related to our research and continued development of our SPD technology and our corporate general and administrative expenses. Our limited capital resources and operations to date have been substantially funded through sales of our common stock, exercise of options and warrants and royalty fees collected. As of December 31, 2017, we had working capital of approximately $2.1 million, cash of approximately $1.7 million, shareholders’ equity of approximately $2.6 million and an accumulated deficit of approximately $109.1 million. Our quarterly projected cash flow shortfall, based on our current operations adjusted for any non-recurring cash expenses for the next 12 months, is approximately $350,000-450,000 per quarter. We may eliminate some operating expenses in the future, which will further reduce our cash flow shortfall if needed. Based on the expected benefit of expense reductions and the recently completed convertible debt offering detailed in the Subsequent Event section of this report, we expect to have sufficient working capital for the next 18 months of operations. Since last year we have reduced our cash shortfall and are working to further reduce it and may seek new sources of financing.

In February 2018, a small group of long-time shareholders of the Company made an interest-free five-year loan of $1.25 million to the Company which, upon the occurrence of certain conditions, is expected to convert into common stock. See Footnote 11 for further details.

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

(2) Summary of Significant Accounting Policies

(a) Cash and Cash Equivalents

The Company considers securities purchased with original maturities of three months or less to be cash equivalents. Cash equivalents consist of short-term investments in money market accounts at December 31, 2017 and 2016.

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. FDIC insurance coverage is $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits. Amounts on deposit in excess of federally insured limits at December 31, 2017 and 2016 is approximately $1.0 million and $1.0 million, respectively.

(b) Short-term/Long-term Investments

The Company classifies investments in marketable securities as trading, available-for-sale or held-to-maturity at the time of purchase and periodically re-evaluates such classifications. Trading securities are carried at fair value, with unrealized holding gains and losses included in earnings. Held-to-maturity securities are recorded at cost and are adjusted for the amortization or accretion of premiums or discounts over the life of the related security. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss) until realized. In determining realized gains and losses, the cost of securities sold is based on the specific identification method. Interest and dividends on the investments are accrued at the balance sheet date. At December 31, 2017 and 2016 all investments were classified as held to maturity and consisted of the following:

		December 31, 2017	December 31, 2016
Certificates of Deposit	Maturity	Value of Held to Maturity	Value of Held to Maturity
Investment	Date	Investments (based on cost)	Investments (based on cost)

$1,523,333	2/23/2017	$-	$1,523,333

		$-	$1,523,333

The Company elected to transfer the Certificates of Deposit investment that matured on February 23, 2017 to a money market account.

(c) Royalties Receivable

Royalties receivable from licensees are recorded at the amounts specified within the license agreements when the collectability of the receivable is reasonably assured. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing royalties receivable. The Company determines the allowance based on historical write off experience as well as the current status of the Company’s customers. The Company reviews its allowance for doubtful accounts periodically. Past due accounts are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2017 four companies accounted for 33%, 25%, 17% and 11%, respectively, of the Company’s outstanding receivables. As of December 31, 2016, four companies accounted for 28%, 21%, 13% and 10%, respectively, of the Company’s outstanding receivables.

(d) Fixed Assets

Fixed assets are carried at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets.

(e) Revenue Recognition/Fee Income

The Company has entered into a number of license agreements covering its light control technology. The Company receives minimum annual royalties under certain license agreements and records fee income on a ratable basis each quarter. In instances when sales of licensed products by its licensees exceed minimum annual royalties, the Company recognizes additional fee income as the amounts have been earned. Certain of the fees are accrued by, or paid to, the Company in advance of the period in which they are earned resulting in deferred revenue. Such excess amounts are recorded as deferred revenue and are typically recognized as fee income when earned. As of December 31, 2017 and 2016, deferred revenue balances were immaterial.

Fee income represents amounts earned by the Company under various license and other agreements (note 7) relating to technology developed by the Company. During 2017, four licensees accounted for 35%, 15%, 10%, and 9%, respectively of fee income recognized during the year. During 2016 three licensees accounted for 30%, 27%, and 15%, respectively of fee income recognized for the year. During 2015, three licensees accounted for 33%, 15%, and 9%, respectively, of fee income recognized for the year. In addition, during the year ended December 31, 2015, approximately 14% of revenues related to fees generated by a large architectural glass project.

(f) Basic and Diluted Loss Per Common Share

Basic earnings (loss) per share excludes any dilution. It is based upon the weighted average number of common shares outstanding during the period. Dilutive earnings (loss) per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company’s dilutive loss per share equals basic loss per share for each of the years in the three-year period ended December 31, 2017 because all common stock equivalents (i.e., options and warrants) were antidilutive in those periods. The number of options and warrants that were not included because their effect is antidilutive was 1,436,910, 2,082,229, and 2,197,369, for 2017, 2016, and 2015, respectively.

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

On December 22, 2017, The Tax Cuts and Jobs Act (Act) was enacted into law. The Act provides for significant changes to the US Internal Revenue Code of 1986, as amended, that impact corporate taxation requirements, such as the reduction of the federal tax rate for corporations from 35% to 21% and changes or limitations to certain tax deductions. The reduction in the corporate tax rate under the Act required a one-time revaluation of certain tax-related assets to reflect their value at the lower corporate tax rate of 21%. As such, the Company reduced the value of these assets by approximately $10 million which primarily relates to the Company’s net operating loss carryforward. As the Company has determined in accordance with ASC 740 that it is not more likely than not that it will realize this future tax benefit, the reduction in the asset value was accompanied by a reduction for a like amount in the associated valuation allowance. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allows the Company to record provisional amounts during a measurement period not to extend beyond one year from the enactment date. Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation is expected over the next 12 months, the Company considers the accounting of the deferred tax re-measurements, and other items to be provisional due to the forthcoming guidance and its ongoing analysis of final year-end data and tax positions. The Company expects to complete its analysis within the measurement period in accordance with SAB 118.

In accordance with ASC Topic 740 (FIN 48), we recognize tax benefits only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in tax returns that do not meet these recognition and measurement standards. We classify accrued interest and penalties related to any unrecognized tax benefits in our income tax provision. At December 31, 2017 and 2016, we do not have accrued interest and penalties related to any unrecognized tax benefits. We do not believe we have any uncertain tax positions as of December 31, 2017 and 2016.

The tax years subject to examination by major tax jurisdictions include the years 2013 and forward by the U.S. Internal Revenue Service and certain states. The Company is not currently being audited by any tax jurisdiction.

(k) Equity-Based Compensation

We recognize all stock-based compensation as an expense in the financial statements and such costs are measured at the fair value of the award at the date of grant. In addition to reflecting compensation expense for new share-based payment awards, expense is also recognized to reflect the remaining vesting period of awards that had been granted in prior periods. Tax benefits related to stock option exercises are reflected as financing cash inflows.

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

In connection with employee stock options and restricted stock grants, the Company charged to compensation expense $76,299, $67,531 and $715,009, during the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017 these awards were fully vested. In lieu of higher cash compensation, the Company has granted warrants and non-employee options to consultants. These warrants and non-employee options vested ratably over various terms ranging from 24 to 59 months. Non-employee options covering 24,000 shares were granted to consultants during 2014. These non-employee options are valued at fair value at the time that the related services are provided using the Black Scholes method and marked to market quarterly using the Black Scholes method. The Company incurred a charge to operations of $10,007 in 2015 in connection with these warrants and non-employee options. There were no such charges for the years ended December 31, 2017 and 2016.

(l) Restricted Stock

Compensation cost for restricted stock is measured using the quoted market price of the Company’s common stock at the date the common stock is granted. The compensation cost is recognized over the period between the issue date and the vesting period for such shares. Restricted stock is included in total common shares outstanding upon the lapse of any vesting conditions.

(m) Impairment of Long-Lived Assets

The Company reviews long-lived assets to determine whether an event or change in circumstances indicates the carrying value of the asset may not be recoverable. The Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets and any historical or future profitability measurements, as well as other external market conditions or factors that may be present. There was no impairment of long-lived assets recorded during the years ended 2017, 2016 and 2015.

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

As of December 31, 2017 and 2016, the fair value of the Company’s financial assets and liabilities including cash and cash equivalents, royalty receivables and accounts payable approximated carrying value due to the short-term maturity of these instruments.

(o) Recent Accounting Pronouncements

New Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) jointly issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP and International Financial Reporting Standards (IFRS). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In July 2015, the FASB approved a deferral of the ASU effective date from annual and interim periods beginning after December 15, 2016 to annual and interim periods beginning after December 15, 2017. The Company will adopt the new revenue standard on a modified retrospective basis as of January 1, 2018. The Company has not yet completed its assessment of the impact of adopting the new revenue standard. The Company’s preliminary assessment has identified one revenue stream and has identified three performance obligations in each of our contracts with customers. The Company is currently analyzing the allocation of transaction price to each performance obligation and the pattern of recognition of revenue. The Company is also assessing the new disclosure requirements.

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

In June 2016 the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (ASU 2016-13), that requires entities to use a new impairment model based on expected losses. Under this new model an entity would recognize an impairment allowance equal to its current estimate of credit losses on financial assets measured at amortized cost. ASU 2016-13 is effective for us beginning January 1, 2020 with early adoption permitted January 1, 2019. We are currently evaluating new processes to calculate credit losses in accordance with ASU 2016-13 that, once completed, will determine the impact on our consolidated financial statements. The Company is currently evaluating the impact of the provisions of this standard.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact of the provisions of this standard.

(3) Fixed Assets

Depreciation and amortization expense for the years ended December 31, 2017, 2016, and 2015 was $175,643, $188,501 and $140,170, respectively. Fixed assets and their estimated useful lives as of December 31, 2017 and 2016 are as follows:

	2017	2016	Estimated useful life

Equipment and furniture	$1,372,449	$1,366,401	5 years
Trade show materials	775,654	775,654	5 years
			Life of lease or estimated
Leasehold Improvements	584,967	584,466	life of asset if shorter
	2,733,070	2,726,521

Less accumulated depreciation and amortization	(2,250,509)	(2,074,866)
	$482,561	$651,655

(4) Accrued Expenses and Other

Accrued expenses consist of the following at December 31, 2017 and 2016:

	2017	2016
Payroll, bonuses and related benefits	$47,932	$128,246
Professional services	4,400	4,400
Deferred rent	202,141	206,332
Other	360	360
	$254,833	$339,338

(5) Income Taxes

Since inception, the Company has incurred losses from operations and as a result has not recorded income tax expense. Benefits related to net operating loss carry-forwards and deferred items have been fully reserved since it is not more likely than not that the Company will achieve profitable operations. For the year ended December 31, 2017, the difference between the total income taxes at the federal statutory rate and the fact that there was no tax expense is attributable to both the federal rate reduction that was enacted as a part of the Act on December 22, 2017 as well as the change in the valuation allowance due to the net operating loss for the current year. The difference between the total income taxes at the federal statutory rate for each of the years ended December 31, 2016 and 2015 and the fact that no income tax benefit was recorded in each of these years is attributable to the change in the valuation allowance recorded in each year.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2017 and 2016 are presented below and reflect the new federal statutory rate enacted in 2017. The 2017 deferred tax amount were adjusted for the effects of the new federal statutory rates.

	2017	2016
Deferred tax assets:
Depreciation	$89,000	$116,000
Allowance for bad debts	225,000	393,000
Net operating loss carry-forwards	15,575,000	24,916,000
Stock option expense	257,000	1,272,000
Research and other credits	1,266,000	1,210,000
Other temporary differences	15,000	15,000
Total gross deferred tax assets	17,427,000	27,922,000
Less valuation allowance	(17,427,000)	(27,922,000)
	$-	$-

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon future taxable income during the period in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon its historical operating losses, utilization of deferred tax assets cannot currently be determined. Accordingly, the Company has recorded a full valuation allowance against the deferred tax assets, due to the uncertainty regarding the future utilization of the deferred tax assets for all periods presented.

At December 31, 2017, the Company had a net operating loss carry-forward for federal income tax purposes of approximately $73,000,000, varying amounts of which will expire in each year from 2018 through 2037. Research and other credit carry-forwards of approximately $1,266,000 are available to the Company to reduce income taxes payable in future years principally through 2037. The Company’s ability to utilize its net operating loss carryforwards and its current year tax credits in future periods are subject to the 382 limitation.

(6) Shareholders’ Equity

(a) Common Stock and Warrants

During 2015, the Company received $548,475 in proceeds from the exercise of warrants. The Company received no proceeds from the exercise of options and warrants during 2017 and 2016.

(b) Options and Warrants

(i) Employee Options

In 2008, the shareholders approved the Company’s 2008 Equity Incentive Plan which provides for the granting of both incentive stock options at the fair market value at the date of grant and nonqualified stock options at the fair market value at the date of grant to employees or non-employees who, in the determination of the Board of Directors, have made or may make significant contributions to the Company in the future. The Company may also award stock appreciation rights, restricted stock, or restricted stock units under this plan. The Company initially reserved 750,000 shares of its common stock for issuance under this plan, and 150,182 options and other awards were available for issuance under this plan as of December 31, 2017.

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

The Company granted 204,000 fully vested options during 2015 and recorded share-based compensation of $483,915. The Company granted 85,250 fully vested options during 2016 and recorded share-based compensation of $67,531. The Company granted 158,000 fully vested options during 2017 and recorded share-based compensation of $76,299. The Company valued these grants using the Black-Scholes option pricing model with the following weighted average assumptions:

	2017	2016	2015

Fair value on grant date	$0.48	$0.79	$2.37
Expected Dividend yield	-	-	-
Expected volatility	50%	47%	50%
Risk free interest rate	2.20%	1.93%	1.80%
Expected term of the option	5 years	5 years	5 years

Activity for stock options is summarized below:

All options are exercisable at December 31, 2017.

In 2017, 2016 and 2015, the Company did not receive proceeds from the exercise of options.

	Number of	Weighted Average	Weighted Average Remaining
	Shares Subject to Option	Exercise Price	Contractual Term (Years)	Aggregate Intrinsic Value

Balance at December 31, 2014	1,570,799	$7.49	5.2

Granted	204,000	$5.26
Cancelled	(367,793)	$7.70
Exercised	-	$-
Balance at December 31, 2015	1,407,006	$7.11	6.2

Granted	85,250	$1.83
Cancelled	(200,390)	$5.89
Exercised	-	$-
Balance at December 31, 2016	1,291,866	$6.96	6.2	$-

Granted	158,000	$1.06
Cancelled	(470,956)	$10.57
Exercised	-	$-
Balance at December 31, 2017	978,910	$4.26	7.1	$-

(ii) Warrants and Non-Employee Options

Activity in warrants is summarized below:

	Number of Shares Underlying
	Warrants and Non-Employee	Weighted Average
	Options Granted	Exercise Price

Balance at December 31, 2014	1,353,620	$5.64

Exercised	(137,174)	4.73
Terminated	(426,083)	6.09
Issued	0	0.00
Balance at December 31, 2015	790,363	$5.56

Exercised	0	0.00
Terminated	0	0.00
Issued	-
Balance at December 31, 2016	790,363	$5.56

Exercised	0	0.00
Terminated	(332,363)	4.36
Issued	-
Balance at December 31, 2017	458,000	$6.43

In lieu of cash compensation, the Company has granted warrants and non-employee options to consultants. These warrants and non-employee options vested ratably over various terms ranging from 12 to 59 months. Non-employee five year options covering 24,000 shares were granted to consultants during 2014 that vested over a period of 12 months. These non-employee options are valued at fair value at the time that the related services are provided using the Black-Scholes option valuation model and marked to market quarterly using the Black-Scholes option valuation model. The Company incurred a charge to operations of $10,007 for 2015 in connection with these warrants and non-employee options. There were no such charges in 2017 and 2016.

Warrants and non-employee options generally expire from five to ten years from the date of issuance. At December 31, 2017, all warrants and non-employee options outstanding were exercisable.

(c) Restricted Stock Grants

During 2017, 2016, and 2015, the Company did not issue restricted stock to its directors and employees.

In connection with prior grants of restricted stock to its directors and employees the Company charged $231,876, to operations during 2015. There were no such charges during the years ended December 31, 2017 and 2016.

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

(8) Commitments

The Company has an employment agreement with two of its officers which provides for an annual base salary of $450,000 and $255,000 respectively for calendar year 2018. Each of these employment agreements have an evergreen provision that extend the term by one year on the anniversary date unless either the Company or the employee has given notice that they will not be renewing the agreement upon the expiration of its term.

The Company has a defined contribution profit sharing (401K) plan covering employees who have completed one year of service. Contributions are made at the discretion of the Company. The Company did not make any contributions to this plan for 2017, 2016, or 2015.

The Company occupies premises under an operating lease agreement which expires on March 31, 2025. As of December 31, 2017, the approximate minimum annual future rental commitments under lease agreements for the next five years are as follows:

Year	Amount
2018	$186,000
2019	$191,000
2020	$197,000
2021	$199,000
Thereafter:	$707,000

Rent expense, including other occupancy related expenses, amounted to approximately $185,000, $184,000, and $181,000, for 2017, 2016, and 2015, respectively.

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

(10) Selected Quarterly Financial Data (Unaudited)

	Quarter
2017	First	Second	Third	Fourth (2)
Fee Income	$393,116	$348,179	$488,336	$279,439
Operating loss	(954,432)	(490,652)	(304,251)	(669,276)
Net loss	(952,555)	(489,812)	(303,138)	(668,354)
Basic and diluted net loss
per common share (1)	(0.04)	(0.02)	(0.01)	(0.03)

	Quarter
2016	First	Second	Third	Fourth (2)
Fee Income	$409,133	$244,432	$304,772	$277,760
Operating loss	(1,187,591)	(1,124,730)	(566,063)	(1,389,561)
Net loss	(1,176,693)	(1,116,758)	(559,731)	(1,385,228)
Basic and diluted net loss
per common share (1)	(0.06)	(0.05)	(0.02)	(0.06)

(1)	Since per share information is computed independently for each quarter and the full year, based on the respective average number of common shares outstanding, the sum of the quarterly per share amounts does not necessarily equal the per share amounts for the year.

(2)	The Company incurred higher costs in the fourth quarter of 2017 and 2016 due to: (i) $76,000 and $68,000 of stock and option compensation charges in 2017 and 2016, respectively, relating to common stock and options granted to directors and employees, and $480,563 of bad debt expense recorded in the fourth quarter of 2016.

(11) Subsequent Event

In February 2018, a small group of long-time shareholders of the Company made an interest-free five-year loan of $1.25 million to the Company which, upon the occurrence of certain conditions, is expected to convert into common stock at a price equal to the market price of the Company’s common stock when the loan was made, plus warrants exercisable at a premium to such market price. No payments are due on this note during its five-year term.

SCHEDULE II

RESEARCH FRONTIERS INCORPORATED
VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2017, 2016, and 2015

	Balance at beginning of period	Charged to cost and expenses	Deductions (1)	End of period balance
Description

Allowance for uncollectible royalty receivables:

December 31, 2017	$1,110,020	$43,215	$101,811	$1,051,424

December 31, 2016	$629,457	$480,563	$-	$1,110,020

December 31, 2015	$305,171	$324,286	$-	$629,457

(1) To write-off uncollectible receivables from the allowance for royalty receivable account.

