Form 10-Q
period 2018-03-31
RESEARCH FRONTIERS INC
filed 2018-05-14
CIK 793524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of

THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarter ended March 31, 2018	Commission File Number 000-14893

RESEARCH FRONTIERS INCORPORATED

(Exact name of registrant as specified in its charter)

DELAWARE	11-2103466
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

240 CROSSWAYS PARK DRIVE
WOODBURY, NEW YORK	11797-2033
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (516) 364-1902

Securities registered pursuant to Section 12(b) of the Act:	Name of Exchange
Title of Class	on Which Registered
Common Stock, $0.0001 Par Value	The NASDAQ Stock
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 14, 2018, there were outstanding 25,432,739 shares of Common Stock, par value $0.0001 per share.

RESEARCH FRONTIERS INCORPORATED

Consolidated Balance Sheets

(Unaudited)

	March 31, 2018	December 31, 2017
Assets

Current assets:
Cash and cash equivalents	$2,296,545	$1,737,847
Royalties receivable, net of reserves of $1,051,424 in 2018 and 2017	737,203	597,441
Prepaid expenses and other current assets	91,052	29,697

Total current assets	3,124,800	2,364,985

Fixed assets, net	443,081	482,561
Deposits and other assets	33,567	33,567
Total assets	$3,601,448	$2,881,113

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$78,137	$58,090
Accrued expenses and other	288,551	254,833
Deferred revenue	153,140	824
Total current liabilities	519,828	313,747

Shareholders’ equity:
Common stock, par value $0.0001 per share; authorized 100,000,000 shares, issued and outstanding 25,432,739 in 2018 and 24,043,846 in 2017	2,543	2,404
Additional paid-in capital	112,877,650	111,627,789
Accumulated deficit	(109,798,573)	(109,062,827)
Total shareholders’ equity	3,081,620	2,567,366

Total liabilities and shareholders’ equity	$3,601,448	$2,881,113

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Consolidated Statements of Operations

(Unaudited)

	Three months ended
	March 31,
	2018	2017

Fee income	$433,269	$393,116

Operating expenses	1,009,825	1,136,255
Research and development	218,616	211,293
Total Expenses	1,228,441	1,347,548

Operating loss	(795,172)	(954,432)

Net investment income	1,405	1,877

Net loss	(793,767)	(952,555)

Basic and diluted net loss per common share	$(0.03)	$(0.04)

Weighted average number of common shares outstanding	24,691,996	24,043,846

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(793,767)	$(952,555)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	44,879	43,852
Change in assets and liabilities:
Royalty receivables	(81,741)	33,578
Prepaid expenses and other current assets	(61,355)	178,065
Accounts payable and accrued expenses	53,765	17,710
Deferred revenue	152,316	33,750
Net cash used in operating activities	(685,903)	(645,600)

Cash flows from investing activities:
Purchases of fixed assets	(5,399)	(4,121)
Proceeds from sale of investment	-	1,523,333
Net cash (used in) provided by investing activities	(5,399)	1,519,212

Cash flows from financing activities:

Proceeds for issuance of common stock and warrants	1,250,000	-
Net cash provided by financing activities	1,250,000	-

Net increase in cash and cash equivalents	558,698	873,612

Cash and cash equivalents at beginning of year	1,737,847	1,691,603
Cash and cash equivalents at end of period	$2,296,545	$2,565,215

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Notes to Consolidated Financial Statements

March 31, 2018

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K relating to Research Frontiers Incorporated (the “Company”) for the fiscal year ended December 31, 2017.

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

To date, the Company has not generated sufficient revenue from its licensees to fund its operations. On or around February 16, 2018, the Company raised $1.25 million from a small group of long-time accredited shareholders (see Note 8 of this report for additional details). As of March 31, 2018, the Company had cash and cash equivalents of $2,296,545, working capital (total current assets less total current liabilities) of $2,604,972 and total shareholder’s equity of $3,081,620. The Company expects to have sufficient working capital for the next 15 months of operations. Since last year the Company has reduced its cash shortfall and is working to further reduce it and may seek new sources of financing. However, there can be no assurance as to the availability or terms upon which such financing and capital might be available.

Note 3. Patent Costs

The Company expenses costs relating to the development, acquisition or enforcement of patents due to the uncertainty of the recoverability of these items.

Note 4. Revenue Recognition

In May 2014, the FASB issued guidance on revenue recognition (ASC 606). The standard provides a single comprehensive revenue recognition model for all contracts with customers and supersedes existing revenue recognition guidance. The revenue standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services.

This new ASC 606 guidance was adopted by the Company beginning January 1, 2018. ASC 606 was applied using the modified retrospective method, with the cumulative effect of the initial adoption being recognized as an adjustment to opening retained earnings at January 1, 2018. The comparative prior periods have not been adjusted and continue to be reported under FASB ASC Topic 605, Revenue Recognition (“ASC 605”). The Company's policy relating to revenue under ASC 605 is described in Note 2(e) of the Company's Form 10-K for the year ended December 31, 2017. The policies described herein refer to those in effect as of January 1, 2018.

ASC 606 follows a five-step approach to determining revenue recognition including: 1) Identification of the contract; 2) Identification of the performance obligations; 3) Determination of the transaction price; 4) Allocation of the transaction price and 5) Recognition of revenue.

The Company determined that its license agreements provide for three performance obligations which include: (i) the Grant of Use to its Patent Portfolio “Grant of Use”, (ii) Stand-Ready Technical Support (“Technical Support”) including the transfer of trade secrets and other know-how, production of materials, scale-up support, analytical testing, etc., and (iii) access to new Intellectual Property (“IP”) that may be developed sometime during the course of the contract period (“New Improvements”). Given the nature of IP development, such New Improvements are on an unspecified basis and can occur and be made available to licensees at any time during the contract period.

When a contract includes more than one performance obligation, the Company needs to allocate the total consideration to each performance obligation based on its relative standalone selling price or estimate the standalone selling price if it is not observable. A standalone selling price is not available for our performance obligations since we do not sell any of the services separately and there is no competitor pricing that is available. As a consequence, the best method for determining standalone selling price of our Grant of Use performance obligation is through a comparison of the average royalty rate for comparable license agreements as compared to our license agreements. Comparable license agreements must consider several factors including: (i) the materials that are being licensed, (ii) the market application for the licensed materials, and (iii) the financial terms in the license agreements that can increase or decrease the risk/reward nature of the agreement.

Based on the royalty rate comparison referred to above, any pricing above and beyond the average royalty rate would relate to the Technical Support and New Improvements performance obligations. The Company focuses a significant portion of its time and resources to provide the Technical Support and New Improvements services to its licensees which further supports the conclusions reached using the royalty rate analysis.

The Technical Support and New Improvements performance obligations are co-terminus over the term of the license agreement. For purposes of determining the transaction price, and recognizing revenue, the Company combined the Technical Support and New Improvements performance obligations because they have the same pattern of transfer and the same term. We maintain a staff of scientists and other professionals whose primary job responsibilities throughout the year are: (i) being available to respond to Technical Support needs of our licensees, and (ii) developing improvements to our technology which are offered to our licensees as New Improvements. Since the costs incurred to satisfy the Technical Support and New Improvements performance obligations are incurred evenly throughout the year, the value of the Technical Support and New Improvements services are recognized throughout the initial contract period as these performance obligations are satisfied. If the agreement is not terminated at the end of the initial contract period, it will renew on the same terms as the initial contract for a one-year period. Consequently, any fees or minimum annual royalty obligations relating to this renewal contract will be allocated similarly to the initial contract over the additional one-year period.

We recognize revenue when or as the performance obligations in the contract are satisfied. For performance obligations that are fulfilled at a point in time, revenue is recognized at the fulfillment of the performance obligation. Since the IP is determined to be a functional license, the value of the Grant of Use is recognized in the first period of the contract term in which the license agreement is in force. The value of the Technical Support and New Improvements obligations is allocated throughout the contract period based on the satisfaction of its performance obligations. If the agreement is not terminated at the end of the contract period, it will renew on the same terms as the original agreement for a one-year period. Consequently, any fees or minimum annual royalties (“MAR”) relating to this renewal contract will be allocated similarly over that additional year.

The Company’s license agreements have a variable royalty fee structure (meaning that royalties are a fixed percentage of sales that vary from period to period) and frequently include a minimum annual royalty commitments. In instances when sales of licensed products by its licensees exceed the MAR, the Company recognizes fee income as the amounts have been earned. Typically, the royalty rate for such sales is 10-15% of the selling price. While this is variable consideration, it is subject to the sales/usage royalty exception to recognition of variable consideration in 606-10-55-65 and therefore is not recognized until the subsequent sales or usage occurs or the MAR period commences.

Because of the immediate recognition of the Grant of Use performance obligation: (i) the first period of the contract term will generally have a higher percent allocation of the transaction price under ASC 606 than under the accounting guidance used prior to the adoption of ASC 606, and (ii) the remaining periods in the year will have less of the transaction price recognized under ASC 606 than under the accounting guidance used prior to the adoption of ASC 606. After the initial period in the contract term, the revenue for the remaining periods will be based on the satisfaction of the technical support and New Improvements obligations. Since most of our license agreements start as of January 1st, the revenue recognized for the contract under ASC 606 in our first quarter will tend to be higher than the accounting guidance used prior to the adoption of ASC 606. In the first quarter of 2018, the Company reported $48,746 higher revenue under ASC 606 as compared to the accounting guidance used prior to the adoption of ASC 606 due to the higher percent of the transaction price being recognized in the first quarter.

ASC 606 was applied using the modified retrospective method to all contracts that were not completed contracts as of the implementation date, with the cumulative effect of the initial adoption being recognized as an adjustment to opening retained earnings at January 1, 2018. As of January 1, 2018, we had four license agreements that were still under their multi-year initial term (all others are 1-year agreements starting on January 1, 2018). The Company elected to use the Modified Retrospective approach when adopting the provisions of ASC 606. Using the Modified Retrospective Approach, with the adoption of ASC 606 as of January 1, 2018, the Company will not recognize $58,021 of revenue in future periods from these four license agreements that it would have recognized under ASC 605. Had ASC 606 not been adopted, the Company’s fee income from licensing activities for the three months ended March 31, 2018 would have been $384,524. The non-recognition of future revenues associated with the adoption of ASC 606 is solely from a financial reporting standpoint and does not impact the Company’s licensees’ obligations to pay royalties to the Company under their license agreements. The Company recorded a cumulative adjustment to decrease opening accumulated deficit and increase accounts receivable balance as of January 1, 2018 by $58,021.

Royalties receivable balance, net - December 31, 2017	$597,441
Cumulative effect of adoption of ASC 606	58,021
Opening royalties receivable balance, net - January 1, 2018	$655,462

As of March 31, 2018, the net closing royalties receivable balance is $737,203. Had ASC 606 not been adopted, the Company’s net closing accounts receivable balance as of March 31, 2018 would have been $651,957. The Company does not have any contract assets under ASC 606 as of January 1, 2018 and March 31, 2018. There was $824 of revenue recognized during the three-month period that was included in contract liability (deferred revenue) as of the beginning of the period and the balance of this account as of March 31, 2018 is $153,140. Had ASC 606 not been adopted, the Company’s deferred revenue balance as of March 31, 2018 would have been $174,364.

Certain of the contract fees are accrued by, or paid to, the Company in advance of the period in which they are earned resulting in deferred revenue. Such excess amounts are recorded as deferred revenue and are recognized into income in future periods as earned.

The Company operates in a single business segment which is engaged in the development and marketing of technology and devices to control the flow of light. Our revenue source comes from the licensing of this technology and all of these license agreements have similar terms and provisions. The majority of the Company’s licensing fee income comes from the activities of several licensees participating in the automotive market. The Company currently believes that the automotive market will be the largest source of its royalty income over the next several years. The Company’s royalty income from this market may be influenced by numerous factors including various trends affecting demand in the automotive industry and the rate of introduction of new technology in OEM product lines. In addition to these macro factors, the Company’s royalty income from the automotive market could also be influenced by specific factors such as whether the Company’s SPD-SmartGlass technology appears as standard equipment or as an option on a particular vehicle, the number of additional vehicle models that SPD-SmartGlass appears on, the size of each window on a vehicle and the number of windows on a vehicle that use SPD SmartGlass, fluctuations in the total number of vehicles produced by a manufacturer, and in the percentage of cars within each model produced with SPD-SmartGlass, and changes in pricing or exchange rates.

As of December 31, 2017, the Company has four license agreements that are in their initial multiyear term (“Initial Term”) with continuing performance obligations going forward. The Initial Term of two of these agreements will end as of December 31, 2019 and one will end as of December 31, 2021. The Company currently expects that all four of these agreements will renew annually at the end of the Initial Term. The aggregate amount of the revenue to be recognized upon the satisfaction of the remaining performance obligations for the four license agreements is $272,362. The revenue for these remaining performance obligations for each of the four license agreements is expected to be recognize evenly throughout their remaining period of the Initial Term.

Note 5. Fee Income

Fee income represents amounts earned by the Company under various license and other agreements relating to technology developed by the Company. During the first three months of 2018, four licensees accounted for 10% or more of fee income of the Company; these licensees accounted for approximately 33%, 14%, 12% and 11% respectively of fee income recognized during such period. During the first three months of 2017, three licensees accounted for 10% or more of fee income of the Company; these licensees accounted for approximately 30%, 18% and 12%, respectively of fee income recognized during this period.

Note 6. Stock-Based Compensation

The Company has historically granted options/warrants to consultants. GAAP requires that all stock-based compensation be recognized as an expense in the financial statements and that such costs be measured at the fair value of the award at the date of grant. These awards generally vest ratably over 12 to 60 months from the date of grant and the Company charges to operations quarterly the current market value of the options using the Black-Scholes method. During the three months ended March 31, 2018 and 2017 there were no charges related to options granted to consultants.

The Company did not grant any stock options to employees and directors during the three months ended March 31, 2018 and 2017.

There was no compensation expense recorded relating to restricted stock grants to employees and directors during the three months ended March 31, 2018 and 2017.

Note 7. Income Taxes

Since inception, the Company has incurred losses from operations and as a result has not recorded income tax expense. Benefits related to net operating loss carryforwards and other deferred tax items have been fully reserved since it was not more likely than not that the Company would achieve profitable operations.

Note 8. Equity

On or around February 16, 2018, a small group of long-time shareholders of the Company who are accredited investors made an interest-free five-year convertible loan of $1.25 million to the Company which, upon the occurrence of certain conditions which have already occurred, automatically converted into 1,388,893 shares of common stock at a price equal to the market price of the Company’s common stock when the loan was made, plus warrants expiring February 28, 2023 to purchase 1,388,893 shares of common stock at an exercise price of $1.10, $1.20 or $1.35 per share depending on the exercise date. No payments are due on this note during its five-year term or after conversion into equity.

On April 23, 2018, Research Frontiers Incorporated filed a prospectus supplement relating to the issuance and sale of the above common stock and warrant securities with the Securities and Exchange Commission.

The Company has recorded this transaction as an equity transaction whereby the proceeds were accounted for as the issuance of the Company’s common stock on the date that the proceeds were received.

The Company did not sell any equity securities during the three months ended March 31, 2017. The Company did not receive any proceeds during the three months ended March 31, 2018 and 2017 in connection with stock issued by the exercise of options and warrants previously granted.

Note 9. Treasury Stock

The Company did not repurchase any of its stock during the three months ended March 31, 2018 and 2017.

Note 10. Fair Value Measurements

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The following accounting policies are important to understanding our financial condition and results of operations and should be read as an integral part of the discussion and analysis of the results of our operations and financial position. For additional accounting policies, see note 2 to our consolidated financial statements, “Summary of Significant Accounting Policies” in our Form 10-K report for the period ending December 31, 2017.

The Company adopted ASC 606, the new revenue recognition standard, beginning January 1, 2018. The comparative prior periods have not been adjusted and continue to be reported under ASC 605. The Company determined that its license agreements provide for three performance obligations: (i) Grant of Use, (ii) Technical Support, and (iii) New Improvements.

The best method for determining standalone selling price of our Grant of Use performance obligation is through a comparison of the average royalty rate for comparable license agreements as compared to our license agreements. Based on the royalty rate comparison referred to above, any pricing above and beyond the average royalty rate would relate to the Technical Support and New Improvements performance obligations.

We recognize revenue when or as the performance obligations in the contract are satisfied. For performance obligations that are fulfilled at a point in time, revenue is recognized at the fulfillment of the performance obligation. Since the IP is determined to be a functional license, the value of the Grant of Use is recognized in the first period of the contract term in which the license agreement is in force. Since the costs incurred to satisfy the Technical Support and New Improvements performance obligations are incurred evenly throughout the year, the value of the Technical Support and New Improvements services are recognized throughout the contract period as these performance obligations are satisfied.

The Company operates in a single business segment which is engaged in the development and marketing of technology and devices to control the flow of light. Our revenue source comes from the licensing of this technology and all of these license agreements have similar terms and provisions.

The Company has entered into license agreements covering products using the Company’s SPD technology. When royalties from the sales of licensed products by a licensee exceed its contractual minimum annual royalties the excess amount is recognized by the Company as fee income in the period that it was earned. Certain of the fees are accrued by, or paid to, the Company in advance of the period in which they are earned resulting in deferred revenue.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Examples of our critical estimates include: (i) the full valuation allowance for deferred taxes that was recorded based on the uncertainty that such tax benefits would be realized in future periods, (ii) royalty receivable reserves. The Company adopted the new ASC 606 guidance beginning January 1, 2018. Information regarding our adoption of ASC 606, including the identification of performance obligations and the allocation of the transaction price to each performance obligation of our revenue contracts is detailed in Note 4 of this report.

Results of Operations

The Company adopted the new ASC 606 guidance beginning January 1, 2018. The comparative prior periods have not been adjusted and continue to be reported under ASC 605. Certain license fees, which are paid to the Company in advance of the accounting period in which they are earned result in the recognition of deferred revenue for the current accounting period, which will be recognized as fee income in future periods. Also, licensees may offset some or all of their royalty payments on sales of licensed products for a given period by applying these advance payments towards such earned royalty payments. Because the Company’s license agreements typically provide for the payment of royalties by a licensee on product sales within 45 days after the end of the quarter in which a sale of a licensed product occurs (with some of the Company’s more recent license agreements providing for payments on a monthly basis), and because of the time period which typically will elapse between a customer order and the sale of the licensed product and its installation in a home, office building, automobile, aircraft, boat or any other product, there could be a delay between when economic activity between a licensee and its customer occurs and when the Company gets paid its royalty resulting from such activity.

In the first quarter of 2018, the Company received royalty revenues from sales of the Magic Sky Control option on the S-Class sedans and coupe in excess of allocated minimum annual royalty levels in its license agreement with our licensee who supplies this glass to Daimler. Fluctuations in exchange rates, total vehicle production levels, and take rates for the Magic Sky Control option are expected to continue. Production efficiencies are also expected to continue with the introduction of the higher vehicle production volumes for various car models going forward, and the Company expects that lower pricing per square foot of the Company’s technology could expand the market opportunities, adoption rates, and revenues for its technology in automotive and non-automotive applications. As noted previously, the Company is working with all levels of licensees in the supply chain to further reduce the cost of final products using the Company’s technology.

Three months ended March 31, 2018 Compared to the Three months ended March 31, 2017

The Company’s fee income from licensing activities for the three months ended March 31, 2018 was $433,269 as compared to $393,116 for the three months ended March 31, 2017 representing a $40,153 increase between these two periods. This increase in revenues was principally the result of higher revenues recorded in the automotive, aircraft and architectural sectors that was partially reduced by modestly lower revenues in the display sector. Fee income was up in the first quarter of 2018 as compared to the prior fourth quarter of 2017 in all markets other than the marine market, regardless of whether ASC 606 had been in effect. ASC 606 was adopted as of January 1, 2018 but was not implemented for the period ending March 31, 2017. In the first quarter of 2018, the Company reported $48,746 higher revenue under ASC 606 as compared to the accounting guidance used prior to the adoption of ASC 606 due to the higher percent of the transaction price being recognized in the first quarter.

Operating expenses decreased by $126,430 for the three months ended March 31, 2018 to $1,009,825 from $1,136,255 for the three months ended March 31, 2017. This decrease was the result of lower payroll and related costs ($132,000), as well as lower professional fees ($48,000) and lower allocated insurance costs ($9,600) which was partially offset by higher patent costs ($25,000).

Research and development expenditures increased by $7,323 to $218,616 for the three months ended March 31, 2018 from $211,293 for the three months ended March 31, 2017. This increase was the result of higher payroll costs ($34,000) partially offset by lower materials costs ($16,000) and lower allocated insurance costs ($9,000).

The Company’s net investment income for the three months ended March 31, 2018 was $1,405 compared to $1,877 earned for the three months ended March 31, 2017 with lower earnings due to lower cash balances available for investment in the current period.

As a consequence of the factors discussed above, the Company’s net loss was $793,767 ($0.03 per common share) for the three months ended March 31, 2018 as compared to $952,555 ($0.04 per common share) for the three months ended March 31, 2017.

Financial Condition, Liquidity and Capital Resources

The Company has primarily utilized its cash, cash equivalents, short-term investments, and equity financing to fund its research and development, for marketing initiatives, and for other working capital purposes. The Company’s working capital and capital requirements depend upon numerous factors, including, but not limited to, the results of research and development activities, competitive and technological developments, the timing and costs of patent filings, and the development of new licensees and changes in the Company’s relationship with existing licensees. The degree of dependence of the Company’s working capital requirements on each of the foregoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements; the addition of new licensees may provide additional working capital or working capital requirements, and changes in relationships with existing licensees would have a favorable or negative impact depending upon the nature of such changes.

During the three months ended March 31, 2018, the Company’s cash and cash equivalents balance increased by $558,698. The increase was due to the equity infusion from the investment described in Note 8 of $1,250,000 offset by $685,903 used for operations and $5,399 used to purchase fixed assets. As of March 31, 2018, the Company had cash and cash equivalents of $2,296,545, working capital (total current assets less total current liabilities) of $2,604,972 and total shareholder’s equity of $3,081,620. Our quarterly projected cash flow shortfall, based on our current operations adjusted for any non-recurring cash expenses for the next 12 months, is approximately $350,000 to $450,000 per quarter. We may eliminate some operating expenses in the future, which will further reduce our cash flow shortfall if needed. Based on the expected benefit of expense reductions, we expect to have sufficient working capital for the next 15 months of operations. Since last year we have reduced our cash shortfall and are working to further reduce it and may seek new sources of financing.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information required by Item 3 has been disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. There has been no material change in the disclosure regarding market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We designed our disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2018, and, based on their evaluation, have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

The Company adopted ASC 606, the new revenue recognition standard, beginning January 1, 2018. The Company established a new accounting policy and internal controls regarding the application of each of the five-steps associated with ASC 606 revenue recognition including: 1) Identification of the contract; 2) Identification of the performance obligations; 3) Determination of the transaction price; 4) Allocation of the transaction price and 5) Recognition of revenue. There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 14, 2018

