Form 10-Q
period 2018-06-30
RESEARCH FRONTIERS INC
filed 2018-08-13
CIK 793524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of

THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarter ended June 30, 2018	Commission File Number 000-14893

RESEARCH FRONTIERS INCORPORATED

(Exact name of registrant as specified in its charter)

DELAWARE	11-2103466
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

240 CROSSWAYS PARK DRIVE
WOODBURY, NEW YORK	11797-2033
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (516) 364-1902

Securities registered pursuant to Section 12(b) of the Act:	Name of Exchange
Title of Class	on Which Registered
Common Stock, $0.0001 Par Value	The NASDAQ Stock
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 13, 2018, there were outstanding 25,432,739 shares of Common Stock, par value $0.0001 per share.

RESEARCH FRONTIERS INCORPORATED

Consolidated Balance Sheets

(Unaudited)

	June 30, 2018	December 31, 2017
Assets

Current assets:
Cash and cash equivalents	$1,861,972	$1,737,847
Royalties receivable, net of reserves of $1,051,424 in 2018 and 2017	634,340	597,441
Prepaid expenses and other current assets	108,007	29,697

Total current assets	2,604,319	2,364,985

Fixed assets, net	403,305	482,561
Deposits and other assets	33,567	33,567
Total assets	$3,041,191	$2,881,113

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$80,499	$58,090
Accrued expenses and other	276,806	254,833
Deferred revenue	102,848	824
Total current liabilities	460,153	313,747

Shareholders’ equity:
Common stock, par value $0.0001 per share; authorized 100,000,000 shares, issued and outstanding 25,432,739 in 2018 and 24,043,846 in 2017	2,543	2,404
Additional paid-in capital	112,946,959	111,627,789
Accumulated deficit	(110,368,464)	(109,062,827)
Total shareholders’ equity	2,581,038	2,567,366

Total liabilities and shareholders’ equity	$3,041,191	$2,881,113

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Consolidated Statements of Operations

(Unaudited)

	Six months ended		Three months ended
	June 30,		June 30,
	2018	2017	2018	2017

Fee income	$758,122	$741,295	$324,853	$348,179

Operating expenses	1,655,785	1,773,036	645,960	636,781
Research and development	469,440	413,343	250,824	202,050
Total Expenses	2,125,225	2,186,379	896,784	838,831

Operating loss	(1,367,103)	(1,445,084)	(571,931)	(490,652)

Net investment income	3,445	2,717	2,040	840

Net loss	(1,363,658)	(1,442,367)	(569,891)	(489,812)

Basic and diluted net loss per common share	$(0.05)	$(0.06)	$(0.02)	$(0.02)

Weighted average number of common shares outstanding	25,064,414	24,043,846	25,432,739	24,043,846

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(1,363,658)	$(1,442,367)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	90,343	87,789
Stock based compensation	69,309	-
Change in assets and liabilities:
Royalty receivables	21,122	325,638
Prepaid expenses and other current assets	(78,310)	191,899
Accounts payable and accrued expenses	44,382	1,046
Deferred revenue	102,024	32,500
Net cash used in operating activities	(1,114,788)	(803,495)

Cash flows from investing activities:
Purchases of fixed assets	(11,087)	(5,822)
Proceeds from sale of investment	-	1,523,333
Net cash (used in) provided by investing activities	(11,087)	1,517,511

Cash flows from financing activities:

Proceeds for issuance of common stock	1,250,000	-
Net cash provided by financing activities	1,250,000	-

Net increase in cash and cash equivalents	124,125	714,016

Cash and cash equivalents at beginning of period	1,737,847	1,691,603
Cash and cash equivalents at end of period	$1,861,972	$2,405,619

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Notes to Consolidated Financial Statements

June 30, 2018

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K relating to Research Frontiers Incorporated (the “Company”) for the fiscal year ended December 31, 2017.

Note 2. Business

Research Frontiers Incorporated (“Research Frontiers” or the “Company”) operates in a single business segment which is engaged in the development and marketing of technology and devices to control the flow of light. Such devices, often referred to as “light valves” or suspended particle devices (SPDs), use colloidal particles that are either incorporated within a liquid suspension or a film, which is usually enclosed between two sheets of glass or plastic having transparent, electrically conductive coatings on the facing surfaces thereof. At least one of the two sheets is transparent. SPD technology, made possible by a flexible light-control film invented by Research Frontiers, allows the user to instantly and precisely control the shading of glass/plastic manually or automatically. SPD technology has numerous product applications, including: SPD-Smart™ windows, sunshades, skylights and interior partitions for homes and buildings; automotive windows; sunroofs, sun-visors, sunshades, rear-view mirrors, instrument panels and navigation systems; aircraft windows; train windows, eyewear products; and flat panel displays for electronic products. SPD-Smart light control film is now being developed for, or used in, architectural, automotive, marine, aerospace and appliance applications.

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

To date, the Company has not generated sufficient revenue from its licensees to fund its operations. As of June 30, 2018, the Company had cash and cash equivalents of $1,861,972, working capital (total current assets less total current liabilities) of $2,144,166 and total shareholders’ equity of $2,581,038. Since last year the Company has reduced its cash shortfall.

On August 13, 2018, the Company announced that a group of investors led by a licensee of the Company’s SPD technology agreed to make a $2,000,000 equity investment in the Company (please see Note 9 for additional details of this transaction). With the addition of proceeds from this investment, the Company expects as of this filing to have sufficient working capital for at least the next 24 months of operations.

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

This new ASC 606 guidance was adopted by the Company beginning January 1, 2018. ASC 606 was applied using the modified retrospective method, with the cumulative effect of the initial adoption being recognized as an adjustment to opening retained earnings at January 1, 2018. The comparative prior periods have not been adjusted and continue to be reported under FASB ASC Topic 605, Revenue Recognition (“ASC 605”). The Company’s policy relating to revenue under ASC 605 is described in Note 2(e) of the Company’s Form 10-K for the year ended December 31, 2017. The policies described herein refer to those in effect as of January 1, 2018.

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

The Company’s license agreements have a variable royalty fee structure (meaning that royalties are a fixed percentage of sales that vary from period to period) and frequently include a minimum annual royalty commitments. In instances when sales of licensed products by its licensees exceed the MAR, the Company recognizes fee income as the amounts have been earned. Typically, the royalty rate for such sales is 10-15% of the selling price. While this is variable consideration, it is subject to the sales/usage royalty exception to recognition of variable consideration in ASC 606 10-55-65 and therefore is not recognized until the subsequent sales or usage occurs or the MAR period commences.

Because of the immediate recognition of the Grant of Use performance obligation: (i) the first period of the contract term will generally have a higher percent allocation of the transaction price under ASC 606 than under the accounting guidance used prior to the adoption of ASC 606, and (ii) the remaining periods in the year will have less of the transaction price recognized under ASC 606 than under the accounting guidance used prior to the adoption of ASC 606. After the initial period in the contract term, the revenue for the remaining periods will be based on the satisfaction of the technical support and New Improvements obligations. Since most of our license agreements start as of January 1st, the revenue recognized for the contract under ASC 606 in our first quarter will tend to be higher than the accounting guidance used prior to the adoption of ASC 606. In the second quarter of 2018, the Company reported $40,193 lower revenue under ASC 606 as compared to the accounting guidance used prior to the adoption of ASC 606 due to the higher percent of the transaction price being recognized in the first quarter. In the first six months of 2018, the Company reported $4,425 higher revenue under ASC 606 as compared to the accounting guidance used prior to the adoption of ASC 606 due to the higher percent of the transaction price being recognized in the first quarter.

ASC 606 was applied using the modified retrospective method to all contracts that were not completed contracts as of the implementation date, with the cumulative effect of the initial adoption being recognized as an adjustment to opening retained earnings at January 1, 2018. As of January 1, 2018, we had four license agreements that were still under their multi-year initial term. The Company elected to use the Modified Retrospective approach when adopting the provisions of ASC 606. Using the Modified Retrospective Approach, with the adoption of ASC 606 as of January 1, 2018, the Company will not recognize $58,021 of revenue in future periods from these four license agreements that it would have recognized under ASC 605. The non-recognition of future revenues associated with the adoption of ASC 606 is solely from a financial reporting standpoint and does not impact the Company’s licensees’ obligations to pay royalties to the Company under their license agreements. The Company recorded a cumulative adjustment to decrease opening accumulated deficit and increase accounts receivable balance as of January 1, 2018 by $58,021.

Royalties receivable balance, net - December 31, 2017	$597,441
Cumulative effect of adoption of ASC 606	58,021
Opening royalties receivable balance, net - January 1, 2018	$655,462

As of June 30, 2018, the net closing royalties receivable balance is $634,340. Had ASC 606 not been adopted, the Company’s net closing accounts receivable balance as of June 30, 2018 would have been $661,858. The Company does not have any contract assets under ASC 606 as of January 1, 2018 and June 30, 2018. There was $824 of revenue recognized during the six months ended June 30, 2018 that was included in contract liability (deferred revenue) as of the beginning of the period and the balance of this account as of June 30, 2018 is $102,848. Had ASC 606 not been adopted, the Company’s deferred revenue balance as of June 30, 2018 would have been $114,028.

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

As of June 30, 2018, the Company has five license agreements that are in their initial multiyear term (“Initial Term”) with continuing performance obligations going forward. The Initial Term of two of these agreements will end as of December 31, 2019, one will end as of December 31, 2020, one will end as of December 31, 2021, and one will end as of December 31, 2022. The Company currently expects that all five of these agreements will renew annually at the end of the Initial Term. As of June 30, 2018, the aggregate amount of the revenue to be recognized upon the satisfaction of the remaining performance obligations for the five license agreements is $320,966. The revenue for these remaining performance obligations for each of the five license agreements is expected to be recognize evenly throughout their remaining period of the Initial Term.

Note 5. Fee Income

Fee income represents amounts earned by the Company under various license and other agreements relating to technology developed by the Company. During the first six months of 2018, three licensees accounted for 10% or more of fee income of the Company; these licensees accounted for approximately 33%, 13% and 12%, respectively of fee income recognized during such period. During the first six months of 2017, three licensees accounted for 10% or more of fee income of the Company; these licensees accounted for approximately 31%, 17% and 13%, respectively of fee income recognized during this period.

Note 6. Stock-Based Compensation

The Company has granted options/warrants to consultants. GAAP requires that all stock-based compensation be recognized as an expense in the financial statements and that such costs be measured at the fair value of the award at the date of grant. These awards generally vest ratably over 12 to 60 months from the date of grant and the Company charges to operations quarterly the current market value of the options using the Black-Scholes method. During the three and six months ended June 30, 2018 and 2017 there were no charges related to options granted to consultants.

During the three and six months ended June 30, 2018, the Company granted 150,182 fully vested options to employees and recorded share-based compensation of $69,309. The Company valued these grants using the Black-Scholes option pricing model with the following assumptions:

June 30, 2018

Fair value on grant date	$0.462
Expected Dividend yield	-
Expected volatility	51%
Risk free interest rate	2.77%
Expected term of the option	5 years

The Company did not grant any stock options to employees and directors during the three and six months ended June 30, 2017.

There was no compensation expense recorded relating to restricted stock grants to employees and directors during the three and six months ended June 30, 2018 and 2017.

Note 7. Income Taxes

Since inception, the Company has incurred losses from operations and as a result has not recorded income tax expense. Benefits related to net operating loss carryforwards and other deferred tax items have been fully reserved since it was not more likely than not that the Company would achieve profitable operations and be able to utilize the benefit of the net operating loss carryforwards.

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

The Company did not sell any equity securities during the three and six months ended June 30, 2017.

Note 9. Subsequent Event

On August 13, 2018, the Company announced that a group of investors led by a licensee of the Company’s SPD technology agreed to make a $2,000,000 equity investment in the Company. As of the date of this filing, the Company has received $500,000 of the investment proceeds from this offering. With the addition of the anticipated proceeds from this investment, the Company expects to have sufficient working capital for at least the next 24 months of operations. Based on the current funding received and additional strategic cost cutting measures implemented at the date of this filing, the Company will have sufficient working capital of at least the next 15 months of operations. At the closing, the investors will receive 2,173,916 shares of Research Frontiers common stock at a price of $0.92 per share, as well as five-year warrants to purchase 1,086,957 shares of Research Frontiers common stock at an exercise price of $1.10, $1.20 or $1.38 per share depending on the exercise date.

Note 10. Treasury Stock

The Company did not repurchase any of its stock during the three and six month periods ended June 30, 2018 and 2017.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Examples of our critical estimates include: (i) the full valuation allowance for deferred taxes that was recorded based on the uncertainty that such tax benefits would be realized in future periods, (ii) royalty receivable reserves, and (iii) the allocation of revenue recognition of fee income from license agreements between Grant of Use, Technical Support and New Improvements.

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

In the first quarter of 2018, the Company received royalty revenues from sales of the Magic Sky Control option on the S-Class sedans and coupe in excess of allocated minimum annual royalty levels in its license agreement with our licensee who supplies this glass to Daimler. As a consequence, all subsequent royalties earned by this licensee during the remainder of the year with be recognized in the period in which they are earned. Fluctuations in exchange rates, total vehicle production levels, and take rates for the Magic Sky Control option are expected to continue. Production efficiencies are also expected to continue with the introduction of the higher vehicle production volumes for various car models going forward, and the Company expects that lower pricing per square foot of the Company’s technology could expand the market opportunities, adoption rates, and revenues for its technology in automotive and non-automotive applications. As noted previously, the Company is working with all levels of licensees in the supply chain to further reduce the cost of final products using the Company’s technology.

Three months ended June 30, 2018 Compared to the Three months ended June 30, 2017

The Company’s fee income from licensing activities for the three months ended June 30, 2018 was $324,853 as compared to $348,179 for the three months ended June 30, 2017 representing a $23,326 decrease between these two periods. This decrease in revenues was principally the result of the adoption of ASC 606 which, as described above is a different revenue recognition standard. In 2018, the Company adopted the new ASC 606 revenue recognition guidance which applies to revenues reported beginning with the first quarter of 2018. We would have reported $365,048 of fee income, representing a $16,869 increase in the reported fee income for the period ending June 30, 2018 had we continued to use the accounting guidance used prior to the adoption of ASC 606.

Operating expenses increased by $9,179 for the three months ended June 30, 2018 to $645,960 from $636,781 for the three months ended June 30, 2017. This increase was the result of higher non-cash stock option compensation costs ($60,000) partially offset by lower payroll and related costs ($14,000), as well as lower marketing and website costs ($6,000), and lower professional fees and patent costs ($20,000).

Research and development expenditures increased by $48,774 to $250,824 for the three months ended June 30, 2018 from $202,050 for the three months ended June 30, 2017. This increase was the result of higher payroll costs ($10,000), as well as higher non-cash stock option compensation cost ($9,000) and higher material and project costs ($29,000).

The Company’s net investment income for the three months ended June 30, 2018 was $2,040 compared to $840 earned for the three months ended June 30, 2017 with higher earnings due to higher cash balances available for investment in addition to higher interest rates.

As a consequence of the factors discussed above, the Company’s net loss was $569,891 ($0.02 per common share) for the three months ended June 30, 2018 as compared to $489,812 ($0.02 per common share) for the three months ended June 30, 2017.

Six months ended June 30, 2018 Compared to the Six months ended June 30, 2017

The Company’s fee income from licensing activities for the six months ended June 30, 2018 was $758,122 as compared to $741,295 for the six months ended June 30, 2017 representing a $16,827 increase in fee income between these two periods. We would have reported $753,697 of fee income, representing a $4.423 decrease in the reported fee income for the period ending June 30, 2018 had we continued to use the accounting guidance used prior to the adoption of ASC 606.

Operating expenses decreased by $117,251 for the six months ended June 30, 2018 to $1,655,785 from $1,773,036 for the six months ended June 30, 2017. This decrease was the result of lower payroll and related costs ($132,000), as well as lower patent and professional fees ($42,000) and lower travel and foreign withholding tax costs ($15,000) partially offset by higher non-cash stock option compensation cost ($60,000) and higher marketing and materials costs ($31,000).

Research and development expenditures increased by $56,097 to $469,440 for the six months ended June 30, 2018 from $413,343 for the six months ended June 30, 2017. This increase was the result of higher payroll costs ($44,000) as well as higher non-cash stock option compensation costs ($9,000) and higher materials costs ($13,000) partially offset by lower allocated insurance costs ($10,000).

The Company’s net investment income for the six months ended June 30, 2018 was $3,445 compared to $2,717 earned for the six months ended June 30, 2017 with higher earnings due to higher cash balances available for investment in the current period in addition to higher interest rates.

As a consequence of the factors discussed above, the Company’s net loss was $1,363,658 ($0.05 per common share) for the six months ended June 30, 2018 as compared to $1,442,367 ($0.06 per common share) for the six months ended June 30, 2017.

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

During the six months ended June 30, 2018, the Company’s cash and cash equivalents balance increased by $124,125. The increase was due to the equity infusion from the investment described in Note 8 of $1,250,000 offset by $1,114,788 cash used for operations and $11,087 cash used to purchase fixed assets. As of June 30, 2018, the Company had cash and cash equivalents of $1,861,972, working capital (total current assets less total current liabilities) of $2,144,166 and total shareholders’ equity of $2,581,038.

Our quarterly projected cash flow shortfall, based on our current operations adjusted for any non-recurring cash expenses for the next 12 months, is approximately $350,000 to $450,000 per quarter. We may eliminate some operating expenses in the future, which will further reduce our cash flow shortfall if needed.

On August 13, 2018, the Company announced that a group of investors led by a licensee of the Company’s SPD technology agreed to make a $2,000,000 equity investment in the Company (please see Note 9 for additional details of this transaction). With the addition of proceeds from this investment, the Company expects as of this filing to have sufficient working capital for at least the next 24 months of operations. Based on the current funding received and additional strategic cost cutting measures implemented at the date of this filing, the Company will have sufficient working capital of at least the next 15 months of operations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We designed our disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2018, and, based on their evaluation, have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the six months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 13, 2018

