Form 10-Q
period 2018-09-30
RESEARCH FRONTIERS INC
filed 2018-11-08
CIK 793524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of

THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarter ended September 30, 2018	Commission File Number 000-14893

RESEARCH FRONTIERS INCORPORATED

(Exact name of registrant as specified in its charter)

DELAWARE	11-2103466
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

240 CROSSWAYS PARK DRIVE
WOODBURY, NEW YORK	11797-2033
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (516) 364-1902

Securities registered pursuant to Section 12(b) of the Act:	Name of Exchange
Title of Class	on Which Registered
Common Stock, $0.0001 Par Value	The NASDAQ Stock
Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 8, 2018, there were outstanding 27,662,211 shares of Common Stock, par value $0.0001 per share.

RESEARCH FRONTIERS INCORPORATED

Consolidated Balance Sheets

(Unaudited)

	September 30, 2018	December 31, 2017
Assets

Current assets:
Cash and cash equivalents	$3,400,842	$1,737,847
Royalties receivable, net of reserves of $1,051,424 in 2018 and 2017	709,811	597,441
Prepaid expenses and other current assets	96,790	29,697

Total current assets	4,207,443	2,364,985

Fixed assets, net	358,456	482,561
Deposits and other assets	33,567	33,567
Total assets	$4,599,466	$2,881,113

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$56,602	$58,090
Accrued expenses and other	263,420	254,833
Deferred revenue	38,966	824
Total current liabilities	358,988	313,747
Warrant liability	510,001	-
Shareholders’ equity:
Common stock, par value $0.0001 per share; authorized 100,000,000 shares, issued and outstanding 27,662,211 in 2018 and 24,043,846 in 2017	2,766	2,404
Additional paid-in capital	114,784,477	111,627,789
Accumulated deficit	(111,056,766)	(109,062,827)
Total shareholders’ equity	3,730,477	2,567,366

Total liabilities and shareholders’ equity	$4,599,466	$2,881,113

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Consolidated Statements of Operations

(Unaudited)

	Nine months ended		Three months ended
	September 30,		September 30,
	2018	2017	2018	2017

Fee income	$1,117,849	$1,229,631	$359,725	$488,336

Operating expenses	2,228,757	2,380,328	572,968	607,291
Research and development	660,086	598,638	190,647	185,296
Total Expenses	2,888,843	2,978,966	763,615	792,587

Operating loss	(1,770,994)	(1,749,335)	(403,890)	(304,251)

Net investment income	5,665	3,830	2,220	1,113

Warrant market adjustment	(286,631)	-	(286,631)	-

Net loss	(2,051,960)	(1,745,505)	(688,301)	(303,138)

Basic and diluted net loss per common share	$(0.08)	$(0.07)	$(0.03)	$(0.01)

Weighted average number of common shares outstanding	25,380,466	24,043,846	26,002,263	24,043,846

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(2,051,960)	$(1,745,505)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	135,400	131,725
Warrant market adjustment	286,631	-
Stock based compensation	69,309	-
Bad debts	-	(1,785)
Change in assets and liabilities:
Royalty receivables	(54,350)	336,739
Prepaid expenses and other current assets	(67,093)	205,825
Accounts payable and accrued expenses	7,099	46,666
Deferred revenue	38,142	5,815
Net cash used in operating activities	(1,636,821)	(1,020,520)

Cash flows from investing activities:
Purchases of fixed assets	(11,295)	(6,362)
Proceeds from sale of investment	-	1,523,333
Net cash provided by (used in) investing activities	(11,295)	1,516,971

Cash flows from financing activities:

Proceeds for issuance of common stock and warrants	3,026,630	-
Proceeds for issuance of common stock and warrants	223,370	-
Proceeds from exercise of warrants	61,111	-
Net cash provided by financing activities	3,311,111	-

Net increase in cash and cash equivalents	1,662,995	496,451

Cash and cash equivalents at beginning of period	1,737,847	1,691,603
Cash and cash equivalents at end of period	$3,400,842	$2,188,054

Supplemental disclosure of non-cash financing activity:

Fair value of warrant liability relating to stock issuance.

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Notes to Consolidated Financial Statements

September 30, 2018

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K relating to Research Frontiers Incorporated (the “Company”) for the fiscal year ended December 31, 2017.

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

To date, the Company has not generated sufficient revenue from its licensees to fund its operations. As of September 30, 2018, the Company had cash and cash equivalents of $3,400,842, working capital (total current assets less total current liabilities) of $3,848,455 and total shareholders’ equity of $3,730,477. During the first nine months of 2018, the Company received approximately $3.3 million in proceeds from the sale of common stock, warrants and the exercise of outstanding warrants to purchase the Company’s common stock (please see Note 8 for additional details of this transaction). The Company expects as of this filing to have sufficient working capital for at least the next 18-24 months of operations.

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

The Company’s license agreements have a variable royalty fee structure (meaning that royalties are a fixed percentage of sales that vary from period to period) and frequently include a minimum annual royalty commitment. In instances when sales of licensed products by its licensees exceed the MAR, the Company recognizes fee income as the amounts have been earned. Typically, the royalty rate for such sales is 10-15% of the selling price. While this is variable consideration, it is subject to the sales/usage royalty exception to recognition of variable consideration in ASC 606 10-55-65 and therefore is not recognized until the subsequent sales or usage occurs or the MAR period commences.

Because of the immediate recognition of the Grant of Use performance obligation: (i) the first period of the contract term will generally have a higher percent allocation of the transaction price under ASC 606 than under the accounting guidance used prior to the adoption of ASC 606, and (ii) the remaining periods in the year will have less of the transaction price recognized under ASC 606 than under the accounting guidance used prior to the adoption of ASC 606. After the initial period in the contract term, the revenue for the remaining periods will be based on the satisfaction of the technical support and New Improvements obligations. Since most of our license agreements start as of January 1st, the revenue recognized for the contract under ASC 606 in our first quarter will tend to be higher than the accounting guidance used prior to the adoption of ASC 606. In the third quarter of 2018, the Company reported $74,352 lower revenue under ASC 606 as compared to the accounting guidance used prior to the adoption of ASC 606. In the first nine months of 2018, the Company reported $69,900 lower revenue under ASC 606 as compared to the accounting guidance used prior to the adoption of ASC 606 due to the impact of: (i) the Grant of Use portion of multiyear license agreements being recognized only in the first year of the agreement, and (ii) the initial fee of license agreements being amortized over the entire contract period instead of being recognized completely during the period when the agreement was executed.

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

As of September 30, 2018, the net closing royalties receivable balance is $709,811. Had ASC 606 not been adopted, the Company’s net closing accounts receivable balance as of September 30, 2018 would have been $777,985. The Company does not have any contract assets under ASC 606 as of January 1, 2018 and September 30, 2018. There was $824 of revenue recognized during the nine months ended September 30, 2018 that was included in contract liability (deferred revenue) as of the beginning of the period and the balance of this account as of September 30, 2018 is $38,966. Had ASC 606 not been adopted, the Company’s deferred revenue balance as of September 30, 2018 would have been $46,267.

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

As of September 30, 2018, the Company has six license agreements that are in their initial multiyear term (“Initial Term”) with continuing performance obligations going forward. The Initial Term of three of these agreements will end as of December 31, 2019, one will end as of December 31, 2020, one will end as of December 31, 2021, and one will end as of December 31, 2022. The Company currently expects that all six of these agreements will renew annually at the end of the Initial Term although no assurance can be provided that these contracts will renew at the end of the initial term. As of September 30, 2018, the aggregate amount of the revenue to be recognized upon the satisfaction of the remaining performance obligations for the six license agreements is $386,113. The revenue for these remaining performance obligations for each of the six license agreements is expected to be recognize evenly throughout their remaining period of the Initial Term.

Note 5. Fee Income

Fee income represents amounts earned by the Company under various license and other agreements relating to technology developed by the Company. During the first nine months of 2018, four licensees accounted for 10% or more of fee income of the Company; these licensees accounted for approximately 33%, 14%, 13% and 10%, respectively of fee income recognized during such period. During the first nine months of 2017, four licensees accounted for 10% or more of fee income of the Company; these licensees accounted for approximately 31%, 15%, 12% and 11%, respectively of fee income recognized during this period.

Note 6. Stock-Based Compensation

The Company has granted options/warrants to consultants. GAAP requires that all stock-based compensation be recognized as an expense in the financial statements and that such costs be measured at the fair value of the award at the date of grant. These awards generally vest ratably over 12 to 60 months from the date of grant and the Company charges to operations quarterly the current market value of the options using the Black-Scholes method. During the three and nine months ended September 30, 2018 and 2017 there were no charges related to options granted to consultants.

During the nine months ended September 30, 2018, the Company granted 150,182 fully vested options to employees and recorded share-based compensation of $69,309. The Company did not grant any stock options to employees and directors during the three months ended September 30, 2018. The Company valued these grants using the Black-Scholes option pricing model with the following assumptions:

September 30, 2018

Fair value on grant date	$0.462
Expected Dividend yield	-
Expected volatility	51%
Risk free interest rate	2.77%
Expected term of the option	5 years

The Company did not grant any stock options to employees and directors during the three and nine months ended September 30, 2017.

There was no compensation expense recorded relating to restricted stock grants to employees and directors during the three and nine months ended September 30, 2018 and 2017.

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

On September 7, 2018, the Company announced that it had sold common stock to a group of investors led by Gauzy Ltd., a licensee of the Company’s SPD technology. The aggregate proceeds from these stock offerings was $2,000,000. The Company expects as of this filing to have sufficient working capital for at least the next 18-24 months of operations. At the closing, the investors received 2,173,916 shares of Research Frontiers common stock at a price of $0.92 per share, as well as five-year warrants to purchase 1,086,957 shares of Research Frontiers common stock at an exercise price of $1.10, $1.20 or $1.38 per share depending on the exercise date. In connection with the issuance of certain of these warrants during the third quarter of 2018, the Company allocated $223,370 as a warrant liability upon the issuance of these warrants on August 13, 2018 and recorded a non-cash accounting expense of $286,631 to mark these to their market value as of September 30, 2018. This resulted in a liability of $510,001 recorded on the Company’s September 30, 2018 balance sheet.

In September 2018, the Company received proceeds of $61,111 and issued 55,556 shares of common stock in connection with the exercise of outstanding warrants.

The Company did not sell any equity securities during the three and nine months ended September 30, 2017.

Note 9. Treasury Stock

The Company did not repurchase any of its stock during the three and nine-month periods ended June 30, 2018 and 2017.

Note 10. Fair Value Measurements

We value financial instruments using a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than quoted prices for similar assets or liabilities in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The fair value of the warrant liability recorded in the current report is a Level 3 measurement.

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

The Company has entered into license agreements covering products using the Company’s SPD technology. When royalties from the sales of licensed products by a licensee exceed its contractual minimum annual royalties, the excess amount is recognized by the Company as fee income in the period that it was earned. Certain of the fees are accrued by, or paid to, the Company in advance of the period in which they are earned resulting in deferred revenue.

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

The Company issues warrants in connection with equity offerings of common stock. For warrant issuances that are required to be accounted for  as liabilities, the Company accounts for these warrants in accordance with ASC 815, Derivative and Hedging as freestanding liability instruments that are measured at fair value at each reporting date, based on their fair value, with changes in the fair value being recognized in the Company’s condensed consolidated statements of operations as warrant market adjustment.

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

In the first quarter of 2018, the Company received royalty revenues from sales of the Magic Sky Control option on the S-Class sedans and coupe in excess of allocated minimum annual royalty levels in its license agreement with our licensee who supplies this glass to Daimler. In the third quarter of 2018, the Company received royalty revenues from sales of the Magic Sky Control option on the SLC and SL roadsters in excess of allocated minimum annual royalty levels in its license agreement with our licensee who supplies this glass to Daimler. As a consequence, all subsequent royalties earned by these licensees during the remainder of the year will be recognized in the period in which they are earned. Fluctuations in exchange rates, total vehicle production levels, and take rates for the Magic Sky Control option are expected to continue. Production efficiencies are also expected to continue with the introduction of the higher vehicle production volumes for various car models going forward, and the Company expects that lower pricing per square foot of the Company’s technology could expand the market opportunities, adoption rates, and revenues for its technology in automotive and non-automotive applications. As noted previously, the Company is working with all levels of licensees in the supply chain to further reduce the cost of final products using the Company’s technology.

Three months ended September 30, 2018 Compared to the Three months ended September 30, 2017

The Company’s fee income from licensing activities for the three months ended September 30, 2018 was $359,725 as compared to $488,336 for the three months ended September 30, 2017 representing a $128,611 decrease between these two periods. This decrease in revenues was in part the result of the adoption of ASC 606 which, as described above is a different revenue recognition standard. In 2018, the Company adopted the new ASC 606 revenue recognition guidance which applies to revenues reported beginning with the first quarter of 2018. We would have reported $434,050 of fee income, representing a $74,352 increase in the reported fee income for the period ending September 30, 2018 had we continued to use the accounting guidance used prior to the adoption of ASC 606.

Operating expenses decreased by $34,323 for the three months ended September 30, 2018 to $572,968 from $607,291 for the three months ended September 30, 2017. This decrease was the result of lower patent costs ($57,000) partially offset by higher material costs ($10,000), professional costs ($9,000), and payroll ($7,000) costs.

Research and development expenditures increased by $5,351 to $190,647 for the three months ended September 30, 2018 from $185,296 for the three months ended September 30, 2017.

In connection with the issuance of certain warrants during the third quarter of 2018, the Company recorded a non-cash accounting expense of $286,631 (included in warrant market adjustment) to mark these warrants to their fair value as of September 30, 2018.

The Company’s net investment income for the three months ended September 30, 2018 was $2,220 compared to $1,113 earned for the three months ended September 30, 2017 with higher earnings due to higher cash balances available for investment in addition to higher interest rates.

As a consequence of the factors discussed above, the Company’s net loss was $688,301 ($0.03 per common share) for the three months ended September 30, 2018 as compared to $303,138 ($0.01 per common share) for the three months ended September 30, 2017. Had the prior ASC revenue recognition accounting standard been in effect for 2018, Company’s net loss would have been as $613,977 ($0.02 per common share) for the three months ended September 30, 2018 as compared to $303,138 ($0.01 per common share) for the three months ended September 30, 2017.

Nine months ended September 30, 2018 Compared to the Nine months ended September 30, 2017

The Company’s fee income from licensing activities for the nine months ended September 30, 2018 was $1,117,849 as compared to $1,229,631 for the nine months ended September 30, 2017 representing a decrease in fee income of $111,782 between these two periods. This decrease in revenues was in part the result of the adoption of ASC 606 which, as described above is a different revenue recognition standard. In 2018, the Company adopted the new ASC 606 revenue recognition guidance which applies to revenues reported beginning with the first quarter of 2018. We would have reported $1,187,749 of fee income, representing a $69,900 increase in the reported fee income for the period ending September 30, 2018 had we continued to use the accounting guidance used prior to the adoption of ASC 606.

Operating expenses decreased by $151,571 for the nine months ended September 30, 2018 to $2,228,757 from $2,380,328 for the nine months ended September 30, 2017. This decrease was the result of lower payroll and related costs ($138,000), lower professional fees ($56,000), lower patent costs ($34,000), as well as lower allocated insurance costs ($9,000), partially offset by higher non-cash option compensation expenses ($60,000).

Research and development expenditures increased by $61,448 to $660,086 for the nine months ended September 30, 2018 from $598,638 for the nine months ended September 30, 2017. This increase was the result of higher payroll costs ($46,000) as well as higher non-cash stock option compensation expenses ($9,000) and higher materials costs ($15,000) partially offset by lower allocated insurance costs ($9,000).

In connection with the issuance of certain warrants during the third quarter of 2018, the Company recorded a non-cash accounting expense of $286,631 (included in warrant market adjustment) to mark these warrants to their fair value as of September 30, 2018.

The Company’s net investment income for the nine months ended September 30, 2018 was $5,665 compared to $3,830 earned for the nine months ended September 30, 2017 with higher earnings due to higher cash balances available for investment in the current period in addition to higher interest rates.

As a consequence of the factors discussed above, the Company’s net loss was $2,051,960 ($0.08 per common share) for the nine months ended September 30, 2018 as compared to $1,745,505 ($0.07 per common share) for the nine months ended September 30, 2017. Had the prior ASC revenue recognition accounting standard been in effect for 2018, Company’s net loss would have been as $1,982,060 ($0.08 per common share) for the nine months ended September 30, 2018 as compared to $1,745,505 ($0.07 per common share) for the nine months ended September 30, 2017.

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

During the nine months ended September 30, 2018, the Company’s cash and cash equivalents balance increased by $1,662,995. The increase was due to the equity infusion from the investments described in Note 8 of $3,250,000 and $61,111 in proceeds from the exercise of outstanding warrants, partially offset by $1,636,821 cash used for operations and $11,295 cash used to purchase fixed assets. As of September 30, 2018, the Company had cash and cash equivalents of $3,400,842, working capital (total current assets less total current liabilities) of $3,848,455 and total shareholders’ equity of $3,730,477.

Our quarterly projected cash flow shortfall, based on our current operations adjusted for any non-recurring cash expenses for the next 12 months, is approximately $350,000 to $550,000 per quarter depending in part on the Company’s current plan to hire new employees. We may eliminate some operating expenses in the future, which will further reduce our cash flow shortfall if needed.

With the addition of proceeds from the investments described above, the Company expects as of this filing to have sufficient working capital for at least the next 18-24 months of operations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We designed our disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2018. In completing our reporting with respect to the consolidated financial statements presented in this report, we evaluated our internal controls over financial reporting and determined that our internal control over financial reporting was not effective due to a material weakness in our controls over the method for accounting for warrants issued in connection with a registered offering of common stock.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the nine months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 8, 2018

