Form 10-K
period 2018-12-31
RESEARCH FRONTIERS INC
filed 2019-03-14
CIK 793524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of

THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018	Commission File Number 000-14893

RESEARCH FRONTIERS INCORPORATED

(Exact name of registrant as specified in its charter)

DELAWARE	11-2103466
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

240 CROSSWAYS PARK DRIVE
WOODBURY, NEW YORK	11797-2033
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (516) 364-1902

Securities registered pursuant to Section 12(b) of the Act:	Name of Exchange
Title of Class	on Which Registered
Common Stock, $0.0001 Par Value	The NASDAQ Stock
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
Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter), computed based on the closing sale price of $0.82 was $15,329,487. In making this computation, all direct and indirect shares known to be owned by directors and executive officers of the Company and all direct and indirect shares known to be owned by other persons holding in excess of 5% of the Company’s common stock have been deemed held by “affiliates” of the Company, and awards of restricted stock subject to vesting are assumed to have been fully issued and outstanding. Nothing herein shall prejudice the right of the Company or any such person to deny that any such director, executive officer, or stockholder is an “affiliate.”

On March 13, 2019, the registrant had 28,666,831 shares of Common Stock outstanding.

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

The Company has entered into a number of license agreements covering its light control technology. During 2018, four licensees accounted for 35%, 13%, 11% and 10%, respectively, of fee income recognized for the year. During 2017, four licensees accounted for 35%, 15%, 10% and 9%, respectively, of fee income recognized during the year. During 2016 four licensees accounted for 30%, 27%, 15% and 7%, respectively, of fee income recognized for the year.

Research Frontiers was incorporated in New York in 1965 to continue early work that Dr. Edwin Land, founder of Polaroid Corporation, and others had done in the area of light-control beginning in the 1930s. Research Frontiers was reincorporated in Delaware in 1989. Since 1965, Research Frontiers has actively worked to develop and license its own SPD technology, which it protects using patents, trade secrets and know-how. Although patent and trade secret protection is not a guarantee of commercial success, Research Frontiers currently has 226 patents that have been issued worldwide. In addition, the Company has current patent applications in the US and other countries that if granted, would add a significant number of additional patents to its portfolio. The Company has and continues to devote significant resources to develop, license and protect its intellectual property position.

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

As part of their marketing and branding programs, many of our licensees have developed their own trademarks for SPD-Smart emulsion, film, and end-products and these are listed in their respective press releases, product brochures, advertising and other promotional materials. Research Frontiers uses the following trademarks: SPD-Smart™, SPD-SmartGlass™, VaryFast™, SPD-CleanTech™, SPD Clean Technology™, SmartGlass™, The View of the Future - Everywhere you Look™, Powered by SPD™, Powered by SPD-CleanTech™, Powered by SPD Clean Technology™, SG Enabled™, SPD Green and Clean™, SPD On-Board™, Speed Matters™, VariGuard™, VariGuard SmartGlass™ and Visit SmartGlass.com - to change your view of the world™.

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

Employees:

On March 13, 2019, the Company had nine full-time employees, three of whom are technical personnel, and the rest of whom perform legal, finance, marketing, investor relations, and administrative functions. Of these employees, two have obtained doctorates in chemistry, one has a master’s degree in chemistry, and one has extensive industrial experience in electronics and electrical engineering. Two employees also have additional postgraduate degrees in business administration, and one has a doctorate in jurisprudence. Also, the Company’s suppliers and licensees have people on their teams with advanced degrees in a number of areas relevant to the commercial development of products using the Company’s technology. The success of the Company is dependent upon, among other things, the services of its senior management, the loss of which could have a material adverse effect upon the prospects of the Company.

Smart Glass Industry Trends:

There are favorable converging global trends in the major near-term markets for smart glass and SPD-Smart products. The potential for smart glass products is significant and is expected to attain economies of scale with increasing high-volume production. This increased production is also expected to bring down end product costs and expand market opportunities.

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

In June 2018, Global Info Research issued a report Global Smart Glass Market 2018 by Manufacturers, Regions, Type and Application, Forecast to 2023. This market research report concludes that the smart glass market is expected to grow at a compounded annual rate of 19.2% over the next five years from $3.4 billion in 2017 to $9.8 billion by 2023.

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

SPD technology is also the only commercially available light-control smart window technology known to have passed the stringent safety and durability tests required by the aviation industry and to have received a Supplemental Type Certificate (STC) from the Federal Aviation Administration. Today, SPD-Smart electronically dimmable windows are flying on over 40 models of various aircraft including those used in commercial aviation, general aviation and military aviation. SPD-Smart products have been selected by aircraft manufacturers as standard equipment on new production platforms including the Honda Aircraft HondaJet, Textron-Beechcraft King Air 250, 350i and C90GTx, Epic Aircraft E1000, and One Aviation Eclipse 700.

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

Historical Background and Recent Developments:

1.	SPD-Smart Film Production

Hitachi Chemical

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

Gauzy Ltd.

In October 2018, Gauzy Ltd. announced that it will be producing SPD-Smart light control film for the entire SPD-SmartGlass industry. The announcement came at a ceremony to celebrate the inauguration of Gauzy’s production line to produce SPD-Smart light control film in Tel Aviv-Jaffo.

Gauzy has announced that it’s Tel-Aviv film production line has a capacity to produce up to 364 thousand square meters of film per year per shift, and that it’s initial production will be 1.2 meters wide, and in 2019 they will be expanding this to 1.5 meters wide rolls and in 2020 to 1.8 meters wide rolls.

In February 2019, Gauzy Ltd. announced its second production facility in Stuttgart, Germany to produce SPD-Smart light control film for the entire SPD-SmartGlass industry, and that this state-of-the-art facility with specially-designed coating and curing areas that will give Gauzy the capacity to coat over one million square meters of SPD film per year. Gauzy expects the new facility to be in production by the summer of 2019.

Customers for Hitachi Chemical’s and Gauzy’s SPD-Smart film are end-product licensees of Research Frontiers. These licensees receive the film, laminate it between glass or plastic substrates, and then fabricate end-products which are sold into various industries. Most end-product licensees pay Research Frontiers a royalty on the sale of these end-products that typically range from 10-15%.

Others

Other companies are currently licensed by Research Frontiers to sell SPD-Smart light-control film to other licensees of Research Frontiers. None of these other companies has yet announced commercial SPD film products for sale.

2.	SPD-Smart Automotive Products:

Research Frontiers and its licensees are currently working with multiple automotive manufacturers to introduce SPD-Smart windows, sunroofs and roof systems on both concept and production vehicles. Research Frontiers’ end-product licensees in this sector include American Glass Products, Asahi Glass, Custom Glass, Daimler AG, DuPont, Hanamac, Isoclima, Pilkington Glass, Pittsburgh Glass Works, Saint-Gobain Vision Systems, Tint-It JSC and Advnanotech. The Company’s automotive glass licensees account for the majority of all glass produced for the automotive market throughout the world.

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

A key factor in the broad adoption of SPD technology in various automotive windows is its cost. Typically, the cost for new technology products decrease as production volumes increase. The price per square foot of SPD-SmartGlass reported by our licensees has gone down over time in the automotive market. Royalties from the Magic Sky Control panoramic roofs generate a royalty of 10% of the selling price of these roofs by our licensees to Daimler. The roofs on the S-Class is approximately two to three times the surface area of the roofs on the SLC and SL vehicles.

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

In January 2016 at the North American International Auto Show in Detroit, Mercedes-Benz premiered the new Mercedes-Benz SLC. The press release from Mercedes-Benz when the SLC was first announced stated, “A feature that continues to be unique to the SLC is the panoramic vario-roof with Magic Sky Control – this glass roof is lightened or darkened at the touch of a button. This means that it provides an open-air feeling at any time, but when required gives welcome shade under a hot sun.” The Magic Sky Control feature, using Research Frontiers SPD-SmartGlass technology, is a carry-over from the SLC’s predecessor model, the SLK roadster.

Other automakers continue to develop and evaluate the use of SPD technology in their windows systems. Such window systems include sunroofs, side-windows, rear-windows and front-window visors. Some automakers and their suppliers have incorporated SPD-SmartGlass in concept vehicles, with some of these concept vehicles being exhibited at major auto shows:

●	March 2019:

At the 2019 Geneva Auto Show Mercedes-Benz SLC roadster, SL roadster, S-Class Sedan and Maybach vehicles in serial production which was presented using the Company’s SPD-SmartGlass technology.

In addition, two new production cars by McLaren Automotive featured SPD-SmartGlass technology in their roofs: the McLaren 720S Spyder and MacLaren Speedtail. The McLaren 720S Spyder is currently in production and the McLaren Speedtail is expected to be in production in 2019 with delivery to customers to begin in January 2020.

●	January 2019:

At least four different companies showcased SPD-Smart products at CES 2019 in the automotive and consumer electronics industries.

●	November 2018:

Two concept electric vehicles debuted at the 2018 Los Angeles Auto Show featured SPD-SmartGlass. These two vehicles are scheduled to be in production in 2020.

At electronics 2018 in Munich in November, Texas Instruments demonstrated a control unit reference design (TIDA-020013) created to more intelligently and efficiently power SPD-SmartGlass electronically dimmable glass using a standard 12-volt automotive battery. The interactive demonstration is paired with gesture control to lighten or tint glass with the SPD-SmartGlass technology.

The SPD-SmartGlass sunroof application, supplied to Texas Instruments by VariGuard, gives occupants more control over the lighting in their car, removes unwanted heat, light and glare, and increases the driving range of electric vehicles. It also miniaturizes the electronics package and reduces the cost of the entire system to the auto maker, while also improving power efficiency. Engineers can use the TI reference design to accelerate their own designs using electronically dimmable glass. The design includes TI’s highly efficient power management circuits and a 32-bit C2000™ real-time MCU to help generate the necessary signal to drive and control substantial surface areas.

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

3.	Automotive Aftermarket:

While the highest volume market for which SPD-Smart technology is being developed is new car production by the world’s automakers, the aftermarket upgrade market also presents opportunities in the automotive market. Research Frontiers licensee American Glass Products (AGP) is offering its Vario Plus Sky SPD-SmartGlass to the automotive aftermarket as well as to the automotive OEM market for serial production. In May of 2017 Hanamac International Ltd. acquired a license from Research Frontiers Inc. to produce and sell SPD-SmartGlass automotive windows for the South Korean aftermarket. In March of 2013 Research Frontiers announced that it had added two new licensees, Tint-It JSC and Advnanotech, both of whom are targeting the automotive aftermarket in Russia.

4.	Recreational Vehicles//Motor Homes/Busses and Motorcoaches:

●	January 2019:

Vision Systems exhibited their SPD-SmartGlass technology for the coach marketplace at UMA Expo.

Most motorcoach windows use heavily tinted windows to manage excessive light, glare or heat. While this reduces somewhat the time the shade has to be down, it remains ineffective for many conditions. Also, it limits passengers’ experience of views during dusk, nighttime and dawn hours. This is due to the fact that when outside light levels are low, a heavily tinted window blocks or degrades elements of the scene outside. During these hours, the high optical clarity of SPD-SmartGlass in the “clear” state eliminates this problem.

Features of Vision Systems’ SPD-SmartGlass electronically dimmable window (“EDW”) for motorcoaches include:

○	Different zones of an EDW can be independently controlled.
○	All EDWs can be controlled centrally with a master control, or automatically with light sensors.
○	The level of noise in the motorcoach is reduced.
○	The EDWs automatically turn to the darkest state when the motorcoach engine is off, keeping the interior cooler and offering lower air-conditioning consumption and greater energy savings.
○	An ergonomic SPD-Smart dimmable motorcoach sun visor increases safety.
○	The electronics are integrated into the EDW, which facilitates OEM and aftermarket installations.

●	May 2017:

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

5.	Rail Transport:

●	September 2018:

Innotrans, the leading international trade fair for transport technology, was the stage for the world premier of new EDW solutions using SPD-SmartGlass technology. AGC, and Vision Systems launched their respective latest generations of SPD-SmartGlass EDWs for the rail industry. In addition, Continental also new electronic control products for SPD-SmartGlass EDWs at the show.

Vision Systems at InnoTrans

Some of the products using SPD-SmartGlass for the train industry being showcased this week in Berlin include:

●	EDWs with integrated control system electronics (on the passenger window EDW itself), for rapid installation in both new train car production, and retrofitting existing train cars.
●	SPD-SmartGlass solutions for the driver cabin, to eliminate glare on the dashboard with side and back window EDWs, and/or SPD sun visors integrated into the windshield.
●	“Info-Vision” window, which integrates an electroluminescent display into SPD-SmartGlass windows. This combines the benefits of the EDW with information available directly on the window, such as time to destination, remaining distance, temperature, service options, and train schedules.

In addition to the above information, Vision Systems confirmed at Innotrans that they were working on other high-volume train projects with major commuter train manufacturers and operators.

AGC at InnoTrans

AGC, a leading Tier 1 supplier of transparencies to the rail industry for over 50 years is also prominently featuring SPD-SmartGlass EDWs. In a recent article entitled AGC at Innotrans with smart glass for transportation, it was noted; “AGC’s booth will feature AGC’s smart glasses for transportation… Wonderlite light control glazing, that switches from clear to dark at the simple touch of a button.” Wonderlite is AGC’s brand name for its SPD-SmartGlass EDWs.

Global Rail News published an article about Continental at Innotrans, noting; “The level of transparency… of the glass can be adjusted via a control system, which can be programmed to respond to external conditions, such as sensor data on sunlight intensity.”

Continental at InnoTrans

Continental unveil a number of new innovations, including an intelligent technology for darkening glass panes and a range of individual surface designs…. The ‘Intelligent Glass Control’ (IGC) system by Continental provides passengers with the flexibility to adjust the amount of light and the color of their window or other glazed areas to suit their needs. The technology, which was originally developed for the automotive industry, relies on a film sandwiched between two panes of glass and connected to an electronic control unit (ECU).

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

Vision Systems, with their customers/strategic partners, exhibited many different types of SPD-Smart products at InnoTrans 2016. Products included:

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

6.	Automotive Armored Glass Market:

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

7.	SPD-Smart Aircraft Products:

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

The Falcon 5X was scheduled to come with SPD-Smart electronically dimmable skylights as standard equipment. Subsequently, however, Dassault announced in December 2017 that they were terminating the Falcon 5X program and announced the launch of a new Falcon program featuring the same cross section as the Falcon 5X. This aircraft is scheduled to enter into service in 2022. No decision regarding the use of SPD-Smart electronically dimmable windows has been made for this new program.

Other aircraft manufacturers and their suppliers continue to develop and evaluate the use of SPD technology in their window systems. Aircraft manufacturers and SPD product suppliers have incorporated SPD-Smart electronically dimmable windows in mockups, with some of these mockups being exhibited at major aviation shows:

●	October 2018:

Vision Systems presented their second-generation SPD-Smart EDWs, branded Nuance V2, with enhanced optics and a lower cost at the NBAA business aviation show. The solutions on display at Vision Systems’ NBAA included:

○	Multizone: This Nuance V2 solution allows independent control of light and glare through different “zones” of an SPD-Smart EDW, to any level of tint.

○

Variable light control with diffused light / privacy control: This SPD-Smart solution enables instant and precise dimming from clear to very dark, plus an opaque white or dark feature for privacy and enjoying soft, diffused daylight through the EDW.

○

Interactive: Vision System’s Info-Vision is the first smart information window integrating SPD-Smart and electroluminescent technologies. This economical innovation, for use in windows and cabin dividers, provides passengers with travel and other information right on the window. The tint of the Info-Vision EDW can automatically adjust in real-time, providing optimal contrast and readability.

○	Cabin Divider: The Nuance V2 cabin divider enables adjustable levels of privacy between classes and allow flight attendants the ability to view multiple cabins whenever needed.

●	April 2018:

Fokker Services, in partnership with InspecTech Aero Service, featured their Element EDW brand of SPD-Smart EDWs at the AIX commercial aviation show in Hamburg, Germany:

○

An Airbus A320 mockup was demonstrated, which includes two Element EDWs integrated into a sidewall. The EDWs replace the inboard “scratch lens” (the surface closest to the passenger), resulting in benefits including improved optical clarity, and the perception of larger windows as the scratch lens panel has a larger surface area than the structural window.

○	Fokker showcased a Boeing 737 cabin mockup which includes Element EDWs.

●	April 2018:

At the AIX show in Hamburg, Vision Systems unveiled the world premiere of Vision System’s Info-Vision, the first smart information window integrating both SPD-Smart and electroluminescent technologies. This economical innovation, for use in windows and cabin dividers, provides passengers with travel information right on the panel. The tint of the Info-Vision window or divider can automatically adjust in real-time, providing optimal contrast and readability. Other SPD-Smart EDW solutions from Vision Systems featured at AIX in Hamburg include:

○	Second-generation Nuance V2 and Nuance V2 Ultra-Dark: enhanced optics and lower cost.

○	Nuance Smart-Shell: a retrofit EDW product covering cockpit side windows.

○	Nuance Energia: a dimmable sun visor integrating a transparent photovoltaic film for self-power.

●	October 2017:

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

ONE Aviation announced the selection of the ALTEOS EDW by PPG for its new Eclipse 700 aircraft. The Eclipse 700 aircraft is an upgraded version of their Eclipse 500/550. The Alteos EDW utilizes the NUANCE V2 shading product by Vision Systems that uses SPD-Smart light-control technology from Research Frontiers. As ONE Aviation stated in the announcement, “A priority at ONE Aviation is to maximize ease of use and passenger comfort. The PPG ALTEOS system provides both with simple and effective control of window shading.”

●	May 2017:

Vision Systems, and PPG Aerospace, announced that they have reached a commercial agreement to work together on developing new applications utilizing Vision Systems’ EDW shading solutions for aircraft. These solutions use Research Frontiers’ SPD-Smart EDW technology and also combine the considerable experience that both PPG Aerospace and Vision Systems have in supplying the aircraft industry with EDW systems. As stated in their press release, “The agreement provides a framework for PPG and Vision Systems to pursue opportunities in commercial, regional, military and general aviation applications that capitalize on each company’s expertise.”

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

Vision Systems exhibited SPD-Smart EDWs at Aircraft Interiors Expo Asia and at the National Business Aviation Association (NBAA) Business Aviation Convention & Exhibition. These products improve the airline passenger experience by controlling light, glare, heat and noise entering the cabin.

●	May 2016:

Easier SPD-Smart EDW control switches from InspecTech Aero Service were featured at the EBACE aircraft show on the newly redesigned King Air 350i and 250 that were on display by Textron-Beechcraft. Also, at EBACE it was reported that the King Air C90GTx (the third King Air to offer SPD-Smart EDWs as standard equipment) has received FAA certification, Textron highlighted the improved EDWs on their newly redesigned aircraft as an important cabin enhancement.

Vision Systems debuted an Acti-Vision interactive aircraft window at the EBACE aircraft show that not only dims but brings the passenger important information such as flight status, moving map, satellite imagery, and even tourist information about what the passenger is looking at out the window via a transparent video touchscreen built into the window.

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

At the 2012 Aircraft Interiors Expo in Hamburg, Germany, Isoclima S.p.A. announced that Isoclima’s CromaLite brand of SPD-Smart aerospace windows made their world premiere. CromaLite is Isoclima’s SPD-Smart solar control glazing product and enables users to efficiently control the transmitted solar radiation in both the visible and the solar range. Dr. Alberto Bertolini, Executive Director of Isoclima, commented: “Our CromaLite brand of SPD-Smart window offers many valuable light-control benefits: instant shading, glare control, UV rejection, the desire for passenger comfort, and keeping aircraft cool when they are on the ground. We are very excited by the reactions we have received from OEMs and cabin designers who are here at the Aircraft Interiors Expo and are excited about our growing portfolio of SPD-Smart CromaLite solutions for the transportation and architectural markets.”

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

Vision Systems exhibited its Nuance and Noctis brands of SPD-Smart aircraft cabin windows at the Dubai Airshow in Dubai, United Arab Emirates. Nuance and Noctis SPD-Smart aerospace windows offer instant and precise light-control at every level which provides OEMs and private aircraft owners a solar protection solution that enhances flying comfort and supports fuel efficiency. These electronically dimmable aircraft and helicopter window shades and cabin dividers are impact-resistant, completely silent, available in flat and curved surfaces, and can be controlled by the cabin management system or by passengers. Vision Systems’ Noctis SPD-Smart product line offers enhanced blackout solar protection and complete privacy. Also, at the November 2011 Dubai Airshow, Vision Systems announced that Bombardier Aerospace was featuring Vision Systems’ SPD-Smart aircraft windows in Bombardier’s CSeries aircraft cabin mock-up. Bombardier equipped the business class windows in its mock-up with Vision Systems’ SPD-Smart Noctis aerospace windows. Developed for the 100- to 149-seat market segment, the CSeries family of aircraft is Bombardier’s all new mainline transport solution.

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

Solar radiation onboard aircraft is extreme and requires a dimmable window that creates an environment dark enough for passengers to sleep, even during daylight hours. Research Frontiers licensees now offer SPD-Smart windows that can be set to block over 99.96% of incoming light, to meet the needs of OEMs and their customers.

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

Additional challenges stated by OEMs and their customers that have been successfully met by SPD-Smart dimmable aircraft windows include:

●	Noise-blocking: the ability to reduce the amount of noise transmitted through windows

●	Curved shapes: the ability to offer curved windows to meet interior design needs

●	Weight-reduction: the ability to fabricate dimmable windows using lightweight plastics and thin chemically strengthened glass

●	FAA certification: the ability to demonstrate full compliance with all FAA requirements

8.	SPD-Smart Architectural Products:

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

In March 2015, Research Frontiers’ patented SPD-SmartGlass technology was selected as the exclusive smart glass for the USA Pavilion at this year’s World’s Fair, Expo Milano 2015 from May through October 2015. The USA Pavilion 312 large panels of SPD-SmartGlass manufactured under license from Research Frontiers by Isoclima S.p.A. Each panel measures approximately 1 meter by 3 meters, making the total surface area in the roof more than 10,000 square feet. This is the largest known installation of smart glass in the world for a roof application and was seen by over six million people.

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

9.	SPD-Smart Marine Products:

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

10.	VariGuard SmartGlass Business Unit:

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

VariGuard SmartGlass marketing and exhibition activities include:

●	October 2018: In an inauguration ceremony presided over by the King and Queen of Sweden, the country’s Nationalmuseum reopened after a five-year $132 million renovation. The Nationalmuseum selected ArtRatio’s display case, engineered using VariGuard SmartGlass, to allow visitors to experience these objects while at the same time providing unprecedented protection against irreversible damage from exposure to light.

Some of the works being protected by the ArtRatio display case include:

●	Book of Hours, St. Christopher carrying the Christ Child, watercolour and gold on parchment, Spain, c1400.
●	Book of Hours, Arrest of Christ, watercolour and gold on parchment, France, c1500.
●	Ivory object, Christ on the Cross, France, c1350.
●	Book of Hours, St. Catherine and Kneeling Donor, watercolour and gold on parchment, Netherlands, c1430.
●	Book, The Hours of Giraldi-Guicciardini: The Rising of Lazarus; Death Carrying a Scythe; 1500-1525, Watercolour, gold on parchment, Italy.

Many objects in the collection date from the Middle Ages and are highly susceptible to permanent damage from exposure to UV, visible and infrared light.

Nationalmuseum Comments:

“The ArtRatio smart glass table works wonderfully, does its job of protecting our manuscripts and looks great in the room as well!” Carina Pia Fryklund – Curator, Department of Prints and Drawings, Nationalmuseum

“With VariGuard SmartGlass we can now show very light sensitive illuminations in a gallery where we also let daylight coming in.” Joakim Werning – Exhibition Designer, Nationalmuseum

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

Marketing Activities and Licensee Support:

In addition to supporting the efforts of its licensees, the Company also recognizes the need to develop the SPD industry as a whole. As such, the Company continues to plan and execute complementary programs that build awareness and interest in smart glass generally and demand for SPD-Smart products specifically. In 2018, 2017 and 2016 these programs include presentations at various general industry conferences, participation in panel presentations and discussions hosted by academia, development of trade association educational materials, and presentations to architects, designers, and other influential specifiers. For example, in 2018, the Company was invited to speak at the 12th International CTI Conference – Automotive Glazing Europe and at the 3rd Annual 2018 Disruptive Growth & Healthcare Conference on the subject of disruptive automotive technologies. In 2017 and 2016 the Company participated in clean tech, emerging growth and automotive glass conferences in Europe, and during 2016 the Company presented at the Autonomous Vehicle Interior Design & Technology Symposium in Novi, Michigan and was the keynote speaker, and event chairman, at the annual CTI Automotive Glazing USA Conference in Rochester, Michigan.

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

As part of this mission to develop the industry and to support our licensees’ acquiring SPD projects, Research Frontiers completed the construction of the SPD-SmartGlass Design Center. This Center is also configured as an interactive and energy-efficient “smart” executive office and conference room and is located at the Company’s corporate headquarters in Woodbury, New York. The SPD-SmartGlass Design Center features leading-edge SPD-Smart windows of different sizes (some floor-to-ceiling) and framing materials. It has a multi-functional electronic controller system for manual, remote, and automatic SPD-SmartGlass switching, and windows that can be controlled remotely over the internet or using a smart phone. This interactive area also contains other types of smart glass, such as those using liquid crystal and electrochromic technologies, allowing users to operate and experience first-hand the differences in performance characteristics of different types of smart glass. Additional showcases of SPD-SmartGlass are being established in other geographic locations to make it convenient for even more people to experience the benefits of SPD-SmartGlass technology.

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

Licensees of Research Frontiers:

The Company’s licensees are currently categorized into four main areas: materials for making films (emulsions), film, lamination of film to glass or plastic, and end-products. Emulsion makers produce and combine the necessary materials (i.e. SPD particles and various liquids and special polymers) from which SPD-Smart films are made. The film makers coat a thin layer of emulsion between two sheets of plastic film, each of which has a transparent conductive coating. This emulsion is then partly solidified to form an SPD film that allows users to control the amount of light, glare and heat passing through this film. The end-product licensees then integrate this film into a variety of SPD-Smart products or make electronic systems to control such SPD-Smart products. Some of these end-product licensees do their own lamination of the SPD light-control film to glass or plastic, and some outsource this lamination to other companies. The names of this growing list of licensees, and the year that their license agreements were entered into, are contained in the Exhibit section of this Annual Report on Form 10-K.

Licensees of Research Frontiers that incorporate SPD technology into end-products will pay Research Frontiers a royalty of 5-15% of net sales of licensed products under license agreements currently in effect and may also be required to pay Research Frontiers fees and minimum annual royalties. Licensees that sell components (such as SPD emulsion or film) or lamination services to other licensees of Research Frontiers do not pay a royalty on such sale or service, and Research Frontiers will collect a royalty from the licensee incorporating these components into their own SPD-Smart end-products. Research Frontiers’ license agreements typically allow the licensee to terminate the license after some period of time and give Research Frontiers only limited rights to terminate before the license expires. The licenses granted by the Company are non-exclusive and generally last as long as Research Frontiers’ patents remain in effect. Due to their bankruptcy filings or other termination of their general business activities or for other reasons, the Company does not believe that Polaroid Corporation, Kerros Limited, ThermoView Industries, BRG Group, SPD Technologies, SPD Systems, and Film Technologies International are pursuing business activities with respect to SPD technology. MDV has indicated that they will not renew their license after 2019. The Company and SPD Control Systems agreed to terminate their license agreement in December 2014 which resulted in a grant back to Research Frontiers of certain rights in SPD Control Systems’ intellectual property. Some of the Company’s other licensees are currently inactive with respect to SPD technology, but may hereafter become active again. To date, the Company has not generated sufficient revenue from its licensees to profitably fund its operations.

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

The Company’s plans also call for further development of its technology and the provision of additional technological and marketing assistance to its licensees to develop commercially viable SPD-Smart products and expand the markets for such products. The Company cannot predict when or if new license agreements will be entered into or the extent to which commercial products will result from its existing or future licensees because of general economic conditions and the risks inherent in the developmental process and because commercialization is dependent upon the efforts of its licensees as well as on the continuing research and development efforts of the Company.

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

Liquid Crystal Technology:

To date, the main types of liquid crystal smart windows have been produced by Taliq Corp. (a subsidiary of Raychem Corp. which has since discontinued its liquid crystal operations and licensed its technology to others), Asahi Glass Co., Gauzy, Nippon Sheet Glass, Saint-Gobain Glass, iGlass Projects Pty Limited, Polytronix, Inc., DMDisplays, and 3M (which has also reportedly discontinued its liquid crystal film making operations). The first four companies listed above are also licensees of Research Frontiers Inc. for SPD-Smart technology. Liquid crystal windows only change from a cloudy, opaque milky-white to a clear state, are hazy when viewed at an angle and have no useful intermediate states. As compared to liquid crystal windows, SPD smart windows are expected to have some or all of the following advantages:

●	have less direct and off-angle haze

●	In its intermediate tinted states provides shading without loss of view

●	operates over a wider temperature range

●	uses less power

●	higher contrast ratios

●	reduction in the amount of light transmitted rather than simply scatter it

●	permits an infinite number of intermediate states between a transparent state and a dark blue state, rather than typically just two states.

●	offers superior solar heat gain control

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

Excluding non-cash expenses of approximately $9,000, $12,000, and $16,000, associated with the grant of stock options and restricted stock to the Company’s technical personnel, Research Frontiers incurred approximately $854,000, $788,000, and $1,402,000 during the years ended December 31, 2018, 2017, and 2016 respectively, for research and development costs. Research Frontiers plans to engage in substantial continuing research and development activities to invest in future improvements in SPD light-control technology and to expand for its licensees the capabilities of SPD-Smart technology and the markets for SPD-Smart products.

Patents and Proprietary Information:

Research Frontiers continues to make substantial investments to develop, license and protect its intellectual property position. The Company has 23 United States and 203 foreign patents in force. The Company’s United States patents expire at various dates from 2020 through 2036, while its foreign patents expire at various dates from 2019 through 2036.

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

Subsequent Event:

On March 14, 2019 VariGuard SmartGlass Inc. acquired a license from Research Frontiers Inc. to make and sell SPD-SmartGlass products worldwide. The non-exclusive license grants VariGuard SmartGlass Inc. the right to manufacture and sell: (i) SPD-SmartGlass products used in panels, frames, cases, wall cases, appliances or other similar products to protect light-sensitive documents, artwork or other objects, (ii) SPD-SmartGlass products used in panels, frames, cases, wall cases, appliances or other similar products to provide “hide and reveal” functionality, and (iii) SPD-SmartGlass products used in a medical device to provide control and management of visible light. The license agreement provides for earned royalties of between 10% to 15% depending upon the product sold. In addition to other employees at VariGuard SmartGlass Inc., two of the Company’s officers (Seth L. Van Voorhees, Michael R. LaPointe) are principals at VariGuard SmartGlass Inc. and as consequence, this transaction is a related party relationship which has been reviewed and approved by the Company’s Board of Directors pursuant to the requirements of Delaware corporate law and the Company’s Code of Ethics. Dr Van Voorhees and Mr. LaPointe will also remain as full-time employees at the Company.

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

Source and Need for Capital.

As of December 31, 2018, we had approximately $3.0 million in cash and cash equivalents.

As we take steps in the commercialization and marketing of our technology or respond to potential opportunities and/or adverse events, our working capital needs may change. We anticipate that if our cash and cash equivalents are insufficient to satisfy our liquidity requirements, we will require additional funding to sustain our ongoing operations and to continue our SPD technology research and development activities.

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

History of Operating Losses.

We have experienced net losses from operations, and we may continue to incur net losses from operations in the future. We have incurred substantial costs and expenses in researching and developing our SPD technology. As of December 31, 2018, we had a cumulative net loss of $111,690,934 since our inception. Our net loss was $2,686,128 in 2018, $2,413,859 in 2017 and $4,238,410 in 2016, (which includes non-cash accounting charges in 2018, 2017, and 2016 and of $69,309, $76,299, and $67,531 respectively, resulting from the expensing of grants of restricted stock and stock options).

We may not generate sufficient cash flows to cover our operating expenses.

As noted above, we have incurred recurring losses since inception and expect to continue to incur losses as a result of costs and expenses related to our research and continued development of our SPD technology and our corporate general and administrative expenses. Our limited capital resources and operations to date have been substantially funded through sales of our common stock, exercise of options and warrants and royalty fees collected. As of December 31, 2018, we had working capital of approximately $3.3 million, cash of approximately $3.0 million, shareholders’ equity of approximately $3.1 million and an accumulated deficit of approximately $111.7 million. In the event that we are unable to generate sufficient cash from our operating activities or raise additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects.

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

Limited source of SPD film.

Our end-product licensees require a source of SPD film to manufacture finished products. Currently, Hitachi Chemical and Gauzy Ltd. are the sole source of commercial quantities of SPD-film. There are several other companies that are licensed to manufacture SPD-film, but they have not begun commercial production of this film. Our end-product licensees’ ability to sell SPD products could be negatively impacted if there was a prolonged disruption in SPD-film availability. Such a disruption could also negatively impact our revenues, results of operations and financial condition.

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

As described under “Item 9A - Controls and Procedures,” we previously identified a control deficiency constituting a material weakness in our internal control over financial reporting related to our controls over the method for accounting for warrants issued in connection with a registered offering of common stock. This control deficiency did not result in a material adjustment to our financial statements for the period ended September 30, 2018. Management is in the process of implementing remediation procedures to address the control deficiency that led to the material weakness. The remediation plan includes, but is not limited to, the implementation of additional review procedures regarding the method for accounting for warrants issued in connection with a registered offering of common stock. The enhanced review/evaluation procedures and documentation standards were put in place starting in the fourth quarter of 2018.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

The Company currently occupies approximately 9,500 square feet of space at an annual rental which in 2018 was approximately $182,000 for its executive office, research facility and SPD-Smart Glass Design Center at 240 Crossways Park Drive, Woodbury, New York 11797 under a lease expiring March 31, 2025. The Company believes that its space, including its laboratory facilities, is adequate for its present needs.

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

ITEM 4.	MINE SAFETY DISCLOSURES

N/A

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

(1)	The Company’s common stock is traded on the NASDAQ Capital Market under the symbol “REFR”. As of March 12, 2019, there were 28,666,831 shares of common stock outstanding.

(2)	The following table sets forth the range of the high and low selling prices (as provided by the National Association of Securities Dealers) of the Company’s common stock for each quarterly period within the past two fiscal years:

Quarter Ended:	Low	High
March 31, 2017	1.25	2.15
June 30, 2017	0.98	1.55
September 30, 2017	1.01	1.35
December 31, 2017	0.86	1.46

March 31, 2018	0.85	1.37
June 30, 2018	0.60	1.20
September 30, 2018	0.78	1.83
December 31, 2018	1.10	1.95

These quotations may reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

(b) Approximate Number of Security Holders

As of March 12, 2019, there were approximately 326 holders of record of the Company’s common stock and the closing price of our common stock was $2.13 per share. The Company estimates that there are approximately 7,000 beneficial holders of the Company’s common stock.

(c) Dividends

The Company has not declared or paid cash dividends on its common stock for the two most recent fiscal years and does not expect to declare or pay any cash dividends in the foreseeable future. There are no restrictions on the payment of dividends.

(d) Issuer Purchases of Equity Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected data regarding the Company’s operating results and financial position. The data for fiscal years 2018, 2017 and 2016 should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our audited consolidated financial statements and notes thereto, which are contained in this Annual Report on Form 10-K.

	Year ended December 31,
	2018	2017	2016	2015	2014
Statement of Operations Data:

Fee income	$1,488,642	$1,509,070	$1,236,097	$2,007,482	$1,598,799

Operating expenses (1)	3,043,460	3,127,979	4,086,408	4,742,166	4,425,718
Research and development (1)	863,401	799,702	1,417,634	1,588,491	1,621,964
Total Expenses	3,906,861	3,927,681	5,504,042	6,330,657	6,047,682

Operating loss	(2,418,219)	(2,418,611)	(4,267,945)	(4,323,175)	(4,448,883)

Warrant market adjustment	(278,044)
Net investment income	10,135	4,752	29,535	43,319	35,161
Net loss	$(2,686,128)	$(2,413,859)	$(4,238,410)	$(4,279,856)	$(4,413,722)

Basic and diluted net loss per common share	$(0.10)	$(0.10)	$(0.18)	$(0.18)	$(0.19)

Weighted average number of common shares outstanding	25,956,232	24,043,846	24,043,846	24,007,974	23,663,229

			As of December 31,
	2018	2017	2016	2015	2014
Balance Sheet Data:
Total current assets	$3,711,822	$2,364,985	$4,588,974	$8,674,234	$10,367,561
Total assets	4,058,566	2,881,113	5,274,196	9,544,017	12,564,854
Total shareholders’ equity	3,099,490	2,567,366	4,904,926	9,075,805	12,082,170

(1)	Reflects non-cash charges of $60,079, $64,709, $51,093, $578,723, and $823,584 to operating expenses, and non-cash charges of $9,230, $11,590, $16,438, $146,293, and $219,333 to research and development expenses relating to the issuance of stock and stock options in 2018, 2017, 2016, 2015, and 2014, respectively which increased the Company’s net loss for 2018, 2017, 2016, 2015, and 2014, by $69,309, $76,299, $67,531, $725,016, and $1,042,917, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Overview

The majority of the Company’s fee income comes from the activities of several licensees participating in the automotive market. The Company currently believes that the automotive market will be the largest source of its royalty income over the next several years. The Company’s royalty income from this market may be influenced by numerous factors including various trends affecting demand in the automotive industry and the rate of introduction of new technology in OEM product lines. In addition to these macro factors, the Company’s royalty income from the automotive market could also be influenced by specific factors such as whether the Company’s SPD-SmartGlass technology appears as standard equipment or as an option on a particular vehicle, the number of additional vehicle models that SPD-SmartGlass appears on, the size of each window on a vehicle and the number of windows on a vehicle that use SPD-SmartGlass, fluctuations in the total number of vehicles produced by a manufacturer, and in the percentage of cars within model like produced with SPD-SmartGlass, and changes in pricing or exchange rates. Certain license fees, which are paid to the Company in advance of the accounting period in which they are earned resulting in the recognition of deferred revenue for the current accounting period, which will be recognized as fee income in future periods. Also, licensees offset some or all of their royalty payments on sales of licensed products for a given period by applying these advance payments towards such earned royalty payments.

In 2018 and 2017, the Company received royalty revenues from sales of the Magic Sky Control option on the S-Class Coupe, Maybach and S-Class Sedan, and SL and SLK/SLC roadsters in excess of the minimum annual royalty levels for the two licensees supplying products using the Company’s technology to Daimler. As such, royalties from these five car models was accretive to the Company’s royalty revenue. Production efficiencies are expected to continue and accelerate with the introduction of the higher vehicle production volumes for various car models going forward, and the Company expects that lower pricing per square foot of the Company’s technology could expand the market opportunities, adoption rates, and revenues for its technology in automotive and non-automotive applications. The Company expects to generate additional royalty income from the near-term introduction of additional new car and aircraft models from other OEM’s (original equipment manufacturers), continued growth of sales of products using the Company’s technology for the marine industry in yachts and other watercraft, in trains, in museums, and in larger architectural projects.

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

Year ended December 31, 2018 Compared to the Year ended December 31, 2017

The Company’s fee income from licensing activities for the year ended December 31, 2018 was $1,488,642 as compared to $1,509,070 for the year ended December 31, 2017 representing a $20,428 decrease between these two periods. This decrease in revenues was principally the result of the adoption of ASC 606 (described in the notes to consolidated financial statements 2(d)) which is a different revenue recognition standard. In 2018, the Company adopted the new ASC 606 revenue recognition guidance which applies to revenues reported beginning with the first quarter of 2018. We would have reported higher fee income of $1,553,468, representing a $64,826 increase in the reported fee income for the year ended December 31, 2018 had we continued to use the accounting guidance used prior to the adoption of ASC 606.

Operating expenses decreased by $84,519 for the year ended December 31, 2018 to $3,043,460 from $3,127,979 for the year ended December 31, 2017. This decrease was the result of lower professional fees ($31,000), lower payroll and related costs ($25,000) and lower patent ($25,000), insurance ($16,000) and travel and entertainment costs ($21,000) partially offset by higher film costs ($26,000). Included in operating expenses are approximately $60,000 and $65,000 of non-cash compensation charges for the years ended December 31, 2018 and 2017, respectively.

Research and development expenditures increased by $63,699 to $863,401 for the year ended December 31, 2018 from $799,702 for the year ended December 31, 2017. This increase was the result of higher payroll and related costs ($63,000) as well as higher material costs ($21,000) partially offset by lower insurance costs ($15,000). Included in research and development expenses are approximately $9,000 and $12,000 of non-cash compensation charges for the years ended December 31, 2018 and 2017, respectively.

In connection with the issuance of certain warrants during the third quarter of 2018, the Company allocated $223,370 as a warrant liability upon the issuance of these warrants on August 13, 2018 and recorded a non-cash accounting expense of $278,044 to mark these to their market value as of December 31, 2018.

The Company’s net investment income for the year ended December 31, 2018 was $10,135 as compared to $4,752 for the year ended December 31, 2017. The difference was primarily due to higher cash balances available for investment.

No income tax benefit or expense was recorded for the years ended December 31, 2018 and 2017.

As a consequence of the factors discussed above, the Company’s net loss was $2,686,128 ($0.10 per common share) for the year ended December 31, 2018 as compared to $2,413,859 ($0.10 per common share) for the year ended December 31, 2017.

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

During 2018, the Company’s cash and cash equivalents balance increased by $1,231,569 principally as a result of cash proceeds of $3,314,292 from the sale of common stock and warrants and the exercise of options and warrants, partially offset by cash used for operations of $2,071,060 and cash used for the purchase of property and equipment of $11,663. At December 31, 2018 the Company had cash and cash equivalents of $2,969,416, working capital of $3,254,160 and total shareholders’ equity of $3,099,490.

Our quarterly projected cash flow shortfall, based on our current operations, adjusted for any non-recurring cash expenses for the next 12 months, is approximately $450,000 per quarter. We may eliminate some operating expenses in the future, which will further reduce our cash flow shortfall if needed. We expect to have sufficient working capital for the next 18-24 months of operations.

During 2017, the Company’s cash and cash equivalents balance increased by $46,244 principally because of proceeds from the sale of investments of $1,523,333 partially offset by cash used for operations of $1,470,540 and cash used for the purchase of property and equipment of $6,549. At December 31, 2017 the Company had working capital of $2,051,238 and total shareholders’ equity of $2,567,366.

During 2016, the Company’s cash and cash equivalents balance decreased by $4,020,707 principally because of cash used for operations of $4,005,443 and cash used for the purchase of property and equipment of $11,715. At December 31, 2016 the Company had cash and short-term investments of $3,214,936 working capital of $4,219,704 and total shareholders’ equity of $4,904,926.

The Company expects to use its cash to fund its research and development of SPD light valves, its expanded marketing initiatives, and for other working capital purposes. The Company believes that its current cash and cash equivalents would fund its operations until at least the fourth quarter of 2020. There can be no assurances that expenditures will not exceed the anticipated amounts or that additional financing, if required, will be available when needed or, if available, that its terms will be favorable or acceptable to the Company. Eventual success of the Company and generation of positive cash flow will be dependent upon the extent of commercialization of products using the Company’s technology by the Company’s licensees and payments of continuing royalties on account thereof. To date the Company has not generated sufficient revenue from its licensees to fully fund its operations.

Inflation

The Company does not believe that inflation has a significant impact on its business.

Contractual Obligations

The Company occupies premises under an operating lease agreement which expires on March 31, 2025 and requires minimum annual rent which rises over the term of the lease to approximately $222,000, plus tenant’s share of applicable taxes. These lease obligations are summarized over time as of December 31, 2018:

	Payments due by period
	<1 year	1-3 years	4-5 years	>5 years	Total
Operating lease obligations	$191,000	$400,000	$424,000	$278,000	$1,293,000

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s periodic SEC filings. Our officers have concluded that as of December 31, 2018 our disclosure controls and procedures are designed, and are effective, to ensure that information required to be disclosed by our company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the commission’s rules and forms, and are also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting during the year ended December 31, 2018 has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level solely as a result of the material weakness in our internal control over financial reporting discussed below.

In connection with the preparation of our consolidated financial statements as of and for the quarter ended September 30, 2018, we identified a material weakness in our internal control over financial reporting related to our controls over the method for accounting for warrants issued in connection with a registered offering of common stock. This control deficiency did not result in a material adjustment to our financial statements for the period ended September 30, 2018. Management is in the process of implementing remediation procedures to address the control deficiency that led to the material weakness. The remediation plan included, but is not limited to, the implementation of additional review procedures regarding the method for accounting for warrants issued in connection with a registered offering of common stock. The enhanced review/evaluation procedures and documentation standards were put in place starting in the fourth quarter of 2018.

Changes in Internal Control Over Financial Reporting

The Company adopted ASC 606, the new revenue recognition standard, beginning January 1, 2018. The Company established a new accounting policy and internal controls regarding the application of each of the five-steps associated with ASC 606 revenue recognition including: 1) Identification of the contract; 2) Identification of the performance obligations; 3) Determination of the transaction price; 4) Allocation of the transaction price and 5) Recognition of revenue. There were no changes to controls during the year ended December 31, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The other information required by this Item 10 is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Commission on or before April 30, 2019.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Commission on or before April 30, 2019. Notwithstanding anything to the contrary set forth herein or in any of the Company’s past or future filings with the SEC that might incorporate by reference the Company’s definitive Proxy Statement, in whole or in part, the report of the compensation committee and the stock price performance graph contained in such definitive Proxy Statement shall not be incorporated by reference into this Annual Report on Form 10-K or in any other such filings.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Commission on or before April 30, 2019.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Commission on or before April 30, 2019.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Commission on or before April 30, 2019.

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

10.5.2	Second Amendment to Lease dated March 11, 1994 between the Company and Industrial and Research Associates Co. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.

10.5.3	Third Amendment to Lease dated July 14, 1998 between the Company and Industrial and Research Associates Co. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference.

10.5.4	Fourth Amendment to Lease dated January 13, 2004 between the Company and Industrial and Research Associates Co. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference.

10.5.5	Fifth Amendment to Lease dated February 21, 2014 between the Company and CLK-HP 230-240 CROSSWAYS PARK LLC and LAKE PARK 230-240 CROSSWAYS PARK LLC. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and incorporated herein by reference.

10.6	License Agreement effective as of August 2, 1995 between the Company and General Electric Company. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated August 2, 1995 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.7	License Agreement effective as of April 29, 1996 between the Company and Glaverbel, S.A. Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.8	License Agreement effective as of January 18, 1997 between the Company and Material Sciences Corporation. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated March 3, 1997 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.9	License Agreement effective as of March 31, 1997 between the Company and Hankuk Glass Industries, Inc. Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.10	License Agreement effective as of August 8, 1997 between the Company and Orcolite, a Unit of Monsanto Company. Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.11	License Agreement effective as of June 25, 1999 between the Company and Dainippon Ink and Chemicals, Incorporated. Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.12	License Agreement effective as of August 9, 1999 between the Company and Hitachi Chemical Co., Ltd. Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.13	License Agreement effective as of December 3, 1999 between the Company and Global Mirror GmbH & Co. KG. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.14	License Agreement effective as of December 13, 1999 between the Company and Global Mirror GmbH & Co. KG. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.15	License Agreement effective as of March 21, 2000 between the Company and ThermoView Industries, Inc. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.16	License Agreement effective as of May 23, 2000 between the Company and Polaroid Corporation. Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.17	License Agreement effective as of February 16, 2001 between the Company and AP Technoglass Co. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.18	License Agreement effective as of March 21, 2001 between the Company and InspecTech Aero Service, Inc. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.19	License Agreement effective as of March 28, 2001 between the Company and Film Technologies International, Inc. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.20	License Agreement effective as of November 29, 2001 between the Company and Avery Dennison Corporation. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.21	License Agreement effective as of February 4, 2002 between the Company and BOS GmbH & Co. KG. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.22	License Agreement effective as of March 11, 2002 between the Company and Isoclima S.p.A. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.23	License Agreement effective as of July 2, 2002 between the Company and Isoclima S.p.A. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.24	License Agreement effective as of August 19, 2002 between the Company and Razor’s Edge Technologies, Inc. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.25	License Agreement effective as of October 7, 2002 between the Company and American Glass Products (Glass Technology Investment Ltd.). Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.26	License Agreement effective as of October 7, 2002 between the Company and SPD Systems, Inc. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.27	License Agreement effective as of October 24, 2002 between the Company and Cricursa Cristales Curvados S.A. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.28	License Agreement effective as of December 9, 2002 between the Company and BRG Group, Ltd. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.29	License Agreement effective as of December 13, 2002 between the Company and Laminated Technologies Inc. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.30	License Agreement effective as of April 17, 2003 between the Company and Custom Glass Corporation. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.31	License Agreement effective as of May 2, 2003 between the Company and Air Products and Chemicals, Inc. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.32	License Agreement effective as of May 30, 2003 between the Company and Kerros Limited. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.33	License Agreement effective as of June 6, 2003 between the Company and Traco, Inc. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.34	License Agreement effective as of June 16, 2003 between the Company and Saint-Gobain Glass France S.A. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.35	License Agreement effective as of August 1, 2003 between the Company and Vision (Environmental Innovation) Limited. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.36	License Agreement effective as of November 13, 2003 between the Company and Innovative Glass Corporation. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.37	License Agreement effective as of December 11, 2003 between the Company and Leminur Limited. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.38	License Agreement effective as of March 25, 2004 between the Company and Pilkington plc. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.39	License Agreement effective as of April 5, 2004 between the Company and SmartGlass Ireland Ltd. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.40	License Agreement effective as of April 8, 2004 between the Company and Prelco Inc. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.41	License Agreement effective as of April 13, 2004 between the Company and E. I. Dupont De Nemours and Company. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.42	License Agreement effective as of September 3, 2004 between the Company and Nippon Sheet Glass Co., Ltd. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.43	License Agreement effective as of October 25, 2005 between the Company and SPD Control Systems Corporation. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated October 31, 2005 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.44	License Agreement effective as of March 30, 2006 between the Company and Dainippon Ink and Chemicals. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated April 4, 2006 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.45	License Agreement effective as of May 11, 2006 between the Company and Asahi Glass Company. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated May 15, 2006 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.46	License Agreement effective as of March 19, 2007 between the Company and SmartGlass International Ltd. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated March 19, 2007 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.47	License Agreement effective as of October 16, 2007 between Research Frontiers Incorporated and Glass Wholesalers, Ltd. d/b/a Craftsman Fabricated Glass, Ltd. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated October 18, 2007 and incorporated herein by reference.

10.48	License Agreement effective as of December 14, 2007 between Research Frontiers Incorporated and AGC Flat Glass Europe SA. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated December 17, 2007 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.49	License Agreement effective as of February 21, 2008 between Research Frontiers Incorporated and GKN Aerospace Transparency Systems Inc. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated March 5, 2008 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.50	License Agreement effective as of September 29, 2008 between Research Frontiers Incorporated and PPG Industries, Inc. (now known as Pittsburgh Glass Works, LLC). Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated October 6, 2008 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.51	License Agreement effective as of September 10, 2009 between Research Frontiers Incorporated and Pilkington Group Ltd. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated September 15, 2009 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.52	License Agreement effective as of January 25, 2010 between Research Frontiers Incorporated and Vision Systems. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated January 25, 2010 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.53	License Agreement effective as of February 8, 2010 between Research Frontiers Incorporated and ID Research Pty Ltd. (iGlass). Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated February 16, 2010 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.54	License Agreement effective as of December 13, 2010 between Research Frontiers Incorporated and Diamond Sea-Glaze Manufacturing Ltd. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated December 14, 2010 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.55	License Agreement effective as of December 22, 2010 between Daimler AG, Research Frontiers Incorporated and SPD Control Systems Corp. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated February 9, 2011 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.56	License Agreement effective as of February 19, 2013 between Tint-It JSC and Research Frontiers Incorporated. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated March 5, 2013 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.57	License Agreement effective as of August 6, 2012 between Advnanotech LLC and Research Frontiers Incorporated. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated March 12, 2013 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

14	Code of Ethics of Research Frontiers Incorporated. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference.

21	Subsidiaries of the Registrant - SPD Enterprises, Inc.

23	Consent of BDO USA, LLP - Filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Joseph M. Harary - Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Seth L. Van Voorhees - Filed herewith.

32.1	Section 1350 Certification of Joseph M. Harary - Filed herewith.

32.2	Section 1350 Certification of Seth L. Van Voorhees - Filed herewith.

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

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

Dated: March 14, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Position	Date

/s/ Darryl Daigle	Director	March 14, 2019
Darryl Daigle

/s/ Gregory G. Grimes	Director	March 14, 2019
Gregory G. Grimes

/s/ Joseph M. Harary	Director, President, CEO	March 14, 2019
Joseph M. Harary

/s/ Alexander Kaganowicz	Director	March 14, 2019
Alexander Kaganowicz

/s/ Seth L. Van Voorhees	Vice President, CFO, Treasurer	March 14, 2019
Seth L. Van Voorhees

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors

Research Frontiers Incorporated

Woodbury, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Research Frontiers Incorporated as of December 31, 2018 and 2017 and the related statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018 and the related notes and schedule presented in Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BDO USA, LLP
We have served as the Company’s auditors since 2005. Melville, New York
March 14, 2019

RESEARCH FRONTIERS INCORPORATED

Consolidated Balance Sheets

December 31, 2018 and 2017

	2018	2017

Assets

Current assets:
Cash and cash equivalents	$2,969,416	$1,737,847
Royalties receivable, net of reserves of $1,094,774 in 2018 and $1,051,424 in 2017	689,677	597,441
Prepaid expenses and other current assets	52,729	29,697

Total current assets	3,711,822	2,364,985

Fixed assets, net	313,177	482,561
Deposits and other assets	33,567	33,567
Total assets	$4,058,566	$2,881,113

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$133,486	$58,090
Accrued expenses and other	273,606	254,833
Deferred revenue	50,570	824
Total current liabilities	457,662	313,747

Warrant liability	501,414	-

Shareholders’ equity:
Common stock, par value $0.0001 per share; authorized 100,000,000 shares, issued and outstanding 27,665,211 in 2018 and 24,043,846 in 2017	2,767	2,404
Additional paid-in capital	114,787,657	111,627,789
Accumulated deficit	(111,690,934)	(109,062,827)
Total shareholders’ equity	3,099,490	2,567,366

Total liabilities and shareholders’ equity	$4,058,566	$2,881,113

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Consolidated Statements of Operations

Years ended December 31, 2018, 2017 and 2016

	2018	2017	2016

Fee income	$1,488,642	$1,509,070	$1,236,097

Operating expenses	3,043,460	3,127,979	4,086,408
Research and development	863,401	799,702	1,417,634
Total Expenses	3,906,861	3,927,681	5,504,042

Operating loss	(2,418,219)	(2,418,611)	(4,267,945)

Warrant market adjustment	(278,044)	-	-
Net investment income	10,135	4,752	29,535

Net loss	(2,686,128)	(2,413,859)	(4,238,410)

Basic and diluted net loss per common share	$(0.10)	$(0.10)	$(0.18)

Weighted average number of common shares outstanding	25,956,232	24,043,846	24,043,846

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Consolidated Statements of Shareholders’ Equity

Years ended December 31, 2018, 2017 and 2016

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2015	24,043,846	$2,404	$111,483,959	$(102,410,558)	$9,075,805

Share-based compensation	-	-	67,531	-	67,531
Net Loss	-	-	-	(4,238,410)	(4,238,410)
Balance, December 31, 2016	24,043,846	2,404	111,551,490	(106,648,968)	4,904,926

Share-based compensation	-	-	76,299	-	76,299
Net Loss	-	-	-	(2,413,859)	(2,413,859)
Balance, December 31, 2017	24,043,846	2,404	111,627,789	(109,062,827)	2,567,366

Adoption of ASC 606	-	-	-	58,021	58,021
Issuance of capital stock	3,562,809	357	3,026,273	-	3,026,630
Exercise of options and warrants	58,556	6	64,286	-	64,292
Share-based compensation	-	-	69,309	-	69,309
Net Loss	-	-	-	(2,686,128)	(2,686,128)
Balance, December 31, 2018	27,665,211	$2,767	$114,787,657	$(111,690,934)	$3,099,490

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Consolidated Statements of Cash Flows

Years ended December 31, 2018, 2017 and 2016

	2018	2017	2016
Cash flows from operating activities:
Net loss	$(2,686,128)	$(2,413,859)	$(4,238,410)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	181,047	175,643	188,501
Warrant market adjustment	278,044	-	-
Share based compensation	69,309	76,299	67,531
Loss on sale of fixed asset	-	-	1,775
Bad debts	43,350	56,415	480,563
Change in assets and liabilities:
Royalties receivable	(77,565)	463,290	(283,035)
Prepaid expenses and other current assets	(23,032)	227,195	(123,427)
Accounts payable and accrued expenses	94,169	(56,347)	(98,941)
Deferred revenue	49,746	824	-
Net cash used in operating activities	(2,071,060)	(1,470,540)	(4,005,443)

Cash flows from investing activities:
Purchases of fixed assets	(11,663)	(6,549)	(11,715)
Proceeds from sale of fixed asset	-	-	6,000
Proceeds from sale of investment	-	1,523,333	(9,549)
Net cash (used in) provided by investing activities	(11,663)	1,516,784	(15,264)

Cash flows from financing activities:
Net proceeds from issuances of common stock and warrants and exercise of options and warrants	3,314,292	-	-
Net cash (used in) provided by financing activities	3,314,292	-	-

Net increase (decrease) in cash and cash equivalents	1,231,569	46,244	(4,020,707)

Cash and cash equivalents at beginning of year	1,737,847	1,691,603	5,712,310
Cash and cash equivalents at end of year	$2,969,416	$1,737,847	$1,691,603

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Notes to Consolidated Financial Statements

(1) Business and Basis for Presentation

Research Frontiers Incorporated (“Research Frontiers” or the “Company”) operates in a single business segment which is engaged in the development and marketing of technology and devices to control the flow of light. Such devices, often referred to as “light valves” or suspended particle devices (SPDs), use colloidal particles that are either incorporated within a liquid suspension or a film, which is usually enclosed between two sheets of glass or plastic having transparent, electrically conductive coatings on the facing surfaces thereof. At least one of the two sheets is transparent. SPD technology, made possible by a flexible light-control film invented by Research Frontiers, allows the user to instantly and precisely control the shading of glass/plastic manually or automatically. SPD technology has numerous product applications, including SPD-Smart™ windows, sunshades, skylights and interior partitions for homes and buildings; automotive windows, sunroofs, sun-visors, sunshades, rear-view mirrors, instrument panels and navigation systems; aircraft windows; museum display panels, eyewear products; and flat panel displays for electronic products. SPD-Smart light control film is now being developed for, or used in, architectural, automotive, marine, aerospace and appliance applications.

The Company has historically utilized its cash, cash equivalents, short-term investments, and the proceeds from the sale of its investments to fund its research and development of SPD light valves, for marketing initiatives, and for other working capital purposes. The Company’s working capital and capital requirements depend upon numerous factors, including the results of research and development activities, competitive and technological developments, the timing and cost of patent filings, and the development of new licensees and changes in the Company’s relationships with its existing licensees. The degree of dependence of the Company’s working capital requirements on each of the foregoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements; the addition of new licensees may provide additional working capital or working capital requirements, and changes in relationships with existing licensees would have a favorable or negative impact depending upon the nature of such changes. We have incurred recurring losses since inception and expect to continue to incur losses as a result of costs and expenses related to our research and continued development of our SPD technology and our corporate general and administrative expenses. Our limited capital resources and operations to date have been substantially funded through sales of our common stock, exercise of options and warrants and royalty fees collected. As of December 31, 2018, we had working capital of approximately $3.3 million, cash of approximately $3.0 million, shareholders’ equity of approximately $3.1 million and an accumulated deficit of approximately $111.7 million. Our quarterly projected cash flow shortfall, based on our current operations adjusted for any non-recurring cash expenses for the next 12 months, is approximately $450,000 per quarter. We may eliminate some operating expenses in the future, which will further reduce our cash flow shortfall if needed. We expect to have sufficient working capital for the next 18-24 months of operations. Since last year we have reduced our cash shortfall and are working to further reduce it and may seek new sources of financing.

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

(2) Summary of Significant Accounting Policies

(a) Cash and Cash Equivalents

The Company considers securities purchased with original maturities of three months or less to be cash equivalents. Cash equivalents consist of short-term investments in money market accounts at December 31, 2018 and 2017.

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. FDIC insurance coverage is $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits. Amounts on deposit in excess of federally insured limits at December 31, 2018 and 2017 is approximately $2.7 million and $1.0 million, respectively.

(b) Royalties Receivable

Royalties receivable from licensees are recorded at the amounts specified within the license agreements when the collectability of the receivable is reasonably assured. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing royalties receivable. The Company determines the allowance based on historical write off experience as well as the current status of the Company’s customers. The Company reviews its allowance for doubtful accounts periodically. Past due accounts are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2018, three companies accounted for 30%, 22% and 16%, respectively, of the Company’s outstanding receivables. As of December 31, 2017 four companies accounted for 33%, 25%, 17% and 11%, respectively, of the Company’s outstanding receivables.

(c) Fixed Assets

Fixed assets are carried at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets.

(d) Revenue Recognition/Fee Income

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

The ASC 606 guidance was adopted by the Company beginning January 1, 2018. ASC 606 was applied using the modified retrospective method, with the cumulative effect of the initial adoption being recognized as an adjustment to opening retained earnings at January 1, 2018. The comparative prior periods have not been adjusted and continue to be reported under FASB ASC Topic 605, Revenue Recognition (“ASC 605”). The policies described below refer to those in effect as of January 1, 2018.

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

Because of the immediate recognition of the Grant of Use performance obligation: (i) the first period of the contract term will generally have a higher percent allocation of the transaction price under ASC 606 than under the accounting guidance used prior to the adoption of ASC 606, and (ii) the remaining periods will have less of the transaction price recognized under ASC 606 than under the accounting guidance used prior to the adoption of ASC 606. After the initial period in the contract term, the revenue for the remaining periods will be based on the satisfaction of the technical support and New Improvements obligations. Since most of our license agreements start as of January 1st, the revenue recognized for the contract under ASC 606 in our first quarter will tend to be higher than the accounting guidance used prior to the adoption of ASC 606. In 2018, the Company reported $64,823 lower revenue under ASC 606 as compared to the accounting guidance used prior to the adoption of ASC 606 due to the higher percent of the transaction price being recognized in the first period of multiyear contracts that were executed prior to fiscal 2018.

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

As of December 31, 2018, the net closing royalties receivable balance is $689,677. Had ASC 606 not been adopted, the Company’s net closing accounts receivable balance as of December 31, 2018 would have been $696,479. The Company does not have any contract assets under ASC 606 as of January 1, 2018 and December 31, 2018. There was $824 of revenue recognized during the year ended December 31, 2018 that was included in contract liability (deferred revenue) as of the beginning of the period and the balance of this account as of December 31, 2018 is $50,570. Had ASC 606 not been adopted, the Company’s deferred revenue balance as of December 31, 2018 would have been $0.

Certain of the contract fees are accrued by, or paid to, the Company in advance of the period in which they are earned resulting in deferred revenue. Such excess amounts are recorded as deferred revenue and are recognized as revenue in future periods as earned.

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

As of December 31, 2018, the Company has six license agreements that are in their initial multiyear term (“Initial Term”) with continuing performance obligations going forward. The Initial Term of four of these agreements will end as of December 31, 2019, one will end as of December 31, 2020, one will end as of December 31, 2021, and one will end as of December 31, 2022. The Company currently expects that five of these agreements will renew annually at the end of the Initial Term. As of December 31, 2018, the aggregate amount of the revenue to be recognized upon the satisfaction of the remaining performance obligations for the six license agreements is $352,811. The revenue for these remaining performance obligations for each of the five license agreements is expected to be recognize evenly throughout their remaining period of the Initial Term.

For the years ended December 31, 2018 and 2017, the Company had entered into a number of license agreements covering its light control technology. The Company received minimum annual royalties under certain license agreements and recorded fee income on a ratable basis each quarter. In instances when sales of licensed products by its licensees exceed minimum annual royalties, the Company recognized additional fee income as the amounts have been earned. Certain of the fees are accrued by, or paid to, the Company in advance of the period in which they are earned resulting in deferred revenue. Such excess amounts are recorded as deferred revenue and are typically recognized as fee income when earned. As of December 31, 2018 and 2017, deferred revenue balances were $50,570 and $824 respectively.

Fee income represents amounts earned by the Company under various license and other agreements relating to technology developed by the Company. During 2018, four licensees accounted for 35%, 13%, 11%, and 10% of fee income recognized for the year. During 2017, four licensees accounted for 35%, 15%, 10%, and 9% of fee income recognized during the year. During 2016 three licensees accounted for 30%, 27%, and 15%, respectively of fee income recognized for the year.

(e) Basic and Diluted Loss Per Common Share

Basic loss per share excludes any dilution. It is based upon the weighted average number of common shares outstanding during the period. Dilutive loss per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company’s dilutive loss per share equals basic loss per share for each of the years in the three-year period ended December 31, 2018 because all common stock equivalents (i.e., options and warrants) were antidilutive in those periods. The number of options and warrants that were not included because their effect is antidilutive was 3,754,386, 1,436,910, and 2,082,229, for 2018, 2017 and 2016, respectively.

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

On December 22, 2017, The Tax Cuts and Jobs Act (Act) was enacted into law. The Act provides for significant changes to the US Internal Revenue Code of 1986, as amended, that impact corporate taxation requirements, such as the reduction of the federal tax rate for corporations from 35% to 21% and changes or limitations to certain tax deductions. The reduction in the corporate tax rate under the Act required a one-time revaluation of certain tax-related assets to reflect their value at the lower corporate tax rate of 21%. As such, the Company reduced the value of these assets by approximately $10 million which primarily relates to the Company’s net operating loss carryforward for which a full valuation allowance has been provided (see Note 5). As the Company has determined in accordance with ASC 740 that it is not more likely than not that it will realize this future tax benefit, the reduction in the asset value was accompanied by a reduction for a like amount in the associated valuation allowance.

In accordance with ASC Topic 740 (FIN 48), we recognize tax benefits only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in tax returns that do not meet these recognition and measurement standards. We classify accrued interest and penalties related to any unrecognized tax benefits in our income tax provision. At December 31, 2018 and 2017, we do not have accrued interest and penalties related to any unrecognized tax benefits. We do not believe we have any uncertain tax positions as of December 31, 2018 and 2017.

The tax years subject to examination by major tax jurisdictions include the years 2014 and forward by the U.S. Internal Revenue Service and certain states. The Company is not currently being audited by any tax jurisdiction.

(j) Equity-Based Compensation

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

In connection with employee stock options and restricted stock grants, the Company charged to compensation expense $69,309, $76,299, and $67,531, during the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, these awards were fully vested. In lieu of higher cash compensation, the Company has granted warrants and non-employee options to consultants. These warrants and non-employee options vested ratably over various terms ranging from 24 to 59 months. Non-employee options are valued at fair value at the time that the related services are provided using the Black Scholes method and marked to market quarterly using the Black Scholes method. There were no such charges for the years ended December 31, 2018, 2017 and 2016.

(k) Restricted Stock

Compensation cost for restricted stock is measured using the quoted market price of the Company’s common stock at the date the common stock is granted. The compensation cost is recognized over the period between the issue date and the vesting period for such shares. Restricted stock is included in total common shares outstanding upon the lapse of any vesting conditions.

(l) Impairment of Long-Lived Assets

The Company reviews long-lived assets to determine whether an event or change in circumstances indicates the carrying value of the asset may not be recoverable. The Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets and any historical or future profitability measurements, as well as other external market conditions or factors that may be present. There was no impairment of long-lived assets recorded during the years ended 2018, 2017 and 2016.

(m) Fair Value Measurements

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

As of December 31, 2018 and 2017, the fair value of the Company’s financial assets and non-warrant liabilities including cash and cash equivalents, royalties receivable, accounts payable and accrued expenses approximated carrying value due to the short-term maturity of these instruments. The carrying value of the warrant liabilities is adjusted to fair value each reporting period using the Black-Scholes method to determine the fair value of the warrants. The issued warrants treated as warrant liabilities have different exercise prices depending on the date of exercise. The lowest exercise price for these warrants was used in the Black Scholes method to value the warrant liabilities since it was deemed a reasonable approximation of fair market value. The Company’s warrant liability is considered a Level 3 financial instrument. The estimated fair value for warrant liabilities for the period ended December 31, 2018 and 2017 using the Black-Scholes method was $501,414 and $0 respectively.

(n) Recent Accounting Pronouncements

New Accounting Standards

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement:  Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement,” which eliminates, amends and adds disclosure requirements for fair value measurement.  The standard is effective for the interim and annual periods beginning after December 15, 2019, with early adoption permitted.  The Company will adopt this standard January 1, 2020.  The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

In June 2018, the FASB issued ASU 2018-07 Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (ASU 2018-07), which simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. ASU 2018-07 is effective for us in the first quarter of fiscal 2020, and earlier adoption is permitted. We are currently evaluating the impact of our pending adoption of ASU 2018-07 on the Company’s financial statements.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Loss), which allows a reclassification from accumulated other comprehensive income (loss) to retained earnings for standard tax effects resulting from the Tax Cuts and Jobs Act. ASU 2018-02 must be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. This guidance is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018 with early adoption permitted in any interim period. The Company is currently evaluating the potential impact on the Company’s financial statements.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated (“ASU”) No. 2016-02, Leases. ASU 2016-02 requires lessees to apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption of the new guidance is permitted. The standard provides multiple practical expedients in order to simplify adoption, including the following:

1.	An entity need not reassess whether any expired or existing contracts are or contain leases.
2.	An entity need not reassess the lease classification for any expired or existing leases. Instead, any leases previously classified as operating leases will continue to be classified as operating leases, while any leases previously classified as capital leases will be classified as finance leases.
3.	An entity need not reassess initial direct costs for any leases.
4.	An entity may use hindsight in determining the lease term, including consideration of renewal, termination and purchase options, and in assessing impairment of ROU assets.

The first three practical expedients may only be elected as a package, while the fourth practical expedient may be elected alone or in conjunction with the other three. For leases classified as operating leases under Topics 840 and 842, the lessee should measure the lease liability as the present value of the remaining lease payments and any amounts probable of being owed under a residual value guarantee, using the discount rate in effect as of the later of the beginning of the earliest period presented or the commencement date of the lease.

As an accounting policy election, the company will account for nonlease and lease components in a contract as a single component for most asset classes. The company is finalizing the evaluation of the January 1, 2019 impact and estimates a material increase in lease-related assets and liabilities, ranging between $0.8 million to $1.2 million in the Consolidated Balance Sheet. The impact to the company’s Consolidated Statement of Operations and Consolidated Statement of Cash Flows is expected to not be material.

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

(3) Fixed Assets

Depreciation and amortization expense for the years ended December 31, 2018, 2017, and 2016 was $181,047, $175,643, and $188,501, respectively. Fixed assets and their estimated useful lives as of December 31, 2018 and 2017 are as follows:

	2018	2017	Estimated useful life
Equipment and furniture	$1,384,112	$1,372,449	5 years
Trade show materials	775,654	775,654	5 years
Leasehold Improvements	584,967	584,967	Life of lease or estimated life of asset if shorter
	2,744,733	2,733,070

Less accumulated depreciation and amortization	(2,431,556)	(2,250,509)
	$313,177	$482,561

(4) Accrued Expenses and Other

Accrued expenses consist of the following at December 31, 2018 and 2017:

	2018	2017
Payroll, bonuses and related benefits	$74,010	$47,932
Professional services	4,400	4,400
Deferred rent	192,537	202,141
Other	2,659	360
	$273,606	$254,833

(5) Income Taxes

Since inception, the Company has incurred losses from operations and as a result has not recorded income tax expense. Benefits related to net operating loss carry-forwards and deferred items have been fully reserved since it is not more likely than not that the Company will achieve profitable operations. For the year ended December 31, 2018, the difference between the total income taxes at the federal statutory rate and the fact that there was no tax expense is attributable to both the federal rate reduction that was enacted as a part of the Act on December 22, 2017 as well as the change in the valuation allowance due to the net operating loss for the current year. The difference between the total income taxes at the federal statutory rate for each of the years ended December 31, 2018 and 2017 and the fact that no income tax benefit was recorded in each of these years is attributable to the change in the valuation allowance recorded in each year.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2018 and 2017 are presented below and reflect the new federal statutory rate enacted in 2017. The 2018 and 2017 deferred tax amounts were adjusted for the effects of the new federal statutory rates.

	2018	2017
Deferred tax assets:
Depreciation	$87,000	$89,000
Allowance for bad debts	234,000	225,000
Net operating loss carry-forwards	15,528,000	15,575,000
Stock option expense	257,000	257,000
Research and other credits	1,161,000	1,266,000
Other temporary differences	15,000	15,000
Total gross deferred tax assets	17,284,000	17,427,000
Less valuation allowance	(17,284,000)	(17,427,000)
	$-	$-

The reconciliation of the income tax expense (benefit) computed at the Federal statutory tax rates to income tax expense (benefit) is as follows:

	2018	2017	2016
Income Tax Provision at Federal Statutory Rate	$(564,100)	$(844,900)	$(1,483,400)
Permanent Differences	73,000	27,800	23,600
Credits	(5,000)	(50,000)	(50,000)
Other	640,000	655,400	245,100
2017 Tax Reform Act	-	10,563,000	-
Valuation Allowance	(143,900)	(10,351,300)	1,264,700
Total Income Tax Provision	$-	$-	$-

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon future taxable income during the period in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon its historical operating losses, utilization of deferred tax assets cannot currently be determined. Accordingly, the Company has recorded a full valuation allowance against the deferred tax assets due to the uncertainty regarding the future utilization of the deferred tax assets for all periods presented.

At December 31, 2018, the Company had a net operating loss carry-forward for federal income tax purposes of approximately $72,562,000, of which a total of $70,180,000 will expire in varying amounts from 2019 through 2037. Research and other credit carry-forwards of approximately $1,161,000 are available to the Company to reduce income taxes payable in future years principally through 2038. The Company’s ability to utilize its net operating loss carryforwards and its current year tax credits in future periods could be subject to the 382 limitation. The Company will need to complete an analysis to determine whether its net operating losses are subject to the 382 limitation.

(6) Shareholders’ Equity

(a) Common Stock and Warrants

On or around February 16, 2018, a small group of long-time shareholders of the Company who are accredited investors made an interest-free five-year convertible loan of $1.25 million to the Company which, upon the occurrence of certain conditions which have occurred, automatically converted into 1,388,893 shares of common stock at a price equal to the market price of the Company’s common stock when the loan was made, plus warrants expiring February 28, 2023 to purchase 1,388,893 shares of common stock at an exercise price of $1.10, $1.20 or $1.35 per share depending on the exercise date. On April 23, 2018, Research Frontiers Incorporated filed a prospectus supplement relating to the issuance and sale of the above common stock and warrant securities with the Securities and Exchange Commission. The Company has recorded this transaction as an equity transaction whereby the proceeds were accounted for as the issuance of the Company’s common stock on the date that the proceeds were received.

On September 7, 2018, the Company announced that it had sold common stock to a group of investors led by Gauzy Ltd., a licensee of the Company’s SPD technology. The aggregate proceeds from these stock offerings was $2,000,000. At the closing, the investors received 2,173,916 shares of Research Frontiers common stock at a price of $0.92 per share, as well as five-year warrants to purchase 1,086,957 shares of Research Frontiers common stock at an exercise price of $1.10, $1.20 or $1.38 per share depending on the exercise date. In connection with the issuance of certain of these warrants during the third quarter of 2018, the Company recorded $223,370 as a warrant liability upon the issuance of these warrants on August 13, 2018 and recorded a non-cash accounting expense of $278,044 to mark the warrants to their estimated market value as of December 31, 2018. This resulted in a liability of $501,414 recorded on the Company’s December 31, 2018 balance sheet.

During 2018, the Company received proceeds of $64,292 and issued 58,556 shares of common stock in connection with the exercise of outstanding options and warrants. During the first quarter of 2019 the Company has received proceeds of $1,101,782 from the exercise of warrants by investors issued in 2018.

The Company did not sell any equity securities during year ended December 31, 2017.

(b) Options and Warrants

(i) Employee Options

In 2008, the shareholders approved the Company’s 2008 Equity Incentive Plan which provides for the granting of both incentive stock options at the fair market value at the date of grant and nonqualified stock options at the fair market value at the date of grant to employees or non-employees who, in the determination of the Board of Directors, have made or may make significant contributions to the Company in the future. The Company may also award stock appreciation rights, restricted stock, or restricted stock units under this plan. The Company initially reserved 750,000 shares of its common stock for issuance under this plan, and no options and other awards were available for issuance under this plan as of December 31, 2018.

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

The Company granted 85,250 fully vested options during 2016 and recorded share-based compensation of $67,531. The Company granted 158,000 fully vested options during 2017 and recorded share-based compensation of $76,299. The Company granted 150,182 fully vested options during 2018 and recorded share-based compensation of $69,309. The Company valued these grants using the Black-Scholes option pricing model with the following weighted average assumptions:

	2018	2017	2016

Fair value on grant date	$0.46	$0.48	$0.79
Expected Dividend yield	-	-	-
Expected volatility	51%	50%	47%
Risk free interest rate	2.77%	2.20%	1.93%
Expected term of the option	5 years	5 years	5 years

Activity for stock options is summarized below:

All options are exercisable at December 31, 2018.

In 2017 and 2016, the Company did not receive proceeds from the exercise of options.

	Number of Shares Subject to Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Balance at December 31, 2015	1,407,006	$7.49	6.2

Granted	85,250	$1.83
Cancelled	(200,390)	$5.89
Exercised	-	$-
Balance at December 31, 2016	1,291,866	$7.11	6.2	$-

Granted	158,000	$1.06
Cancelled	(470,956)	$10.57
Exercised	-	$-
Balance at December 31, 2017	978,910	$4.26	7.1	$-

Granted	150,182	$1.00
Cancelled	-	$-
Exercised	(3,000)	$1.06
Balance at December 31, 2018	1,126,092	$3.84	6.6	$161,602

(ii) Warrants and Non-Employee Options

Activity in warrants is summarized below:

	Number of Shares Underlying Warrants and Non-Employee Options Granted	Weighted Average Exercise Price

Balance at December 31, 2015	790,363	$5.56

Exercised	-	-
Terminated	-	-
Issued	-
Balance at December 31, 2016	790,363	$5.56

Exercised	-	-
Terminated	(332,363)	4.36
Issued	-
Balance at December 31, 2017	458,000	$6.43

Exercised	(55,556)	1.10
Terminated	(250,000)	6.73
Issued	2,475,850	1.10
Balance at December 31, 2018	2,628,294	$1.49

In lieu of cash compensation, the Company has granted warrants to investors and non-employee options to consultants. These warrants and non-employee options vested ratably over various terms ranging from 12 to 59 months. The non-employee options are valued at fair value at the time that the related services are provided using the Black-Scholes option valuation model and marked to market quarterly using the Black-Scholes option valuation model. There were no such charges for non-employee options in 2018, 2017 and 2016. There are 2,475,850 warrants issued to investors that are outstanding of which 543,479 are accounted for as a liability and the remaining warrants are accounted for as equity. The warrants issued to investors that are accounted for as a liability are valued at fair value at the time of issuance using the Black-Scholes option valuation model and marked to market quarterly using the Black-Scholes option valuation model.

Warrants and non-employee options generally expire from five to ten years from the date of issuance. At December 31, 2018, all warrants and non-employee options outstanding were exercisable.

(c) Restricted Stock Grants

During 2018, 2017, and 2016, the Company did not issue restricted stock to its directors and employees.

(7) License and Other Agreements

The Company has entered into a number of license agreements covering various products using the Company’s SPD technology. Some of these license agreements are limited to specific countries and/or markets. Licensees of Research Frontiers who incorporate SPD technology into end products pay Research Frontiers an earned royalty of 5-15% of net sales of licensed products under license agreements currently in effect and may also be required to pay Research Frontiers fees and minimum annual royalties. Licensees who sell products or components to other licensees of Research Frontiers do not pay a royalty on such sale; Research Frontiers will collect such royalty from the licensee incorporating such products or components into its own end-products. Research Frontiers’ license agreements typically allow the licensee to terminate the license after some period of time and give Research Frontiers only limited rights to terminate before the license expires. Most licenses are non-exclusive and generally last as long as our patents remain in effect.

(8) Commitments

The Company has an employment agreement with its chief executive officer which provides for an annual base salary of $500,000 for calendar year 2019. This employment agreement has an evergreen provision that extend the term by one year on the anniversary date unless either the Company or the employee has given notice that they will not be renewing the agreement upon the expiration of its term.

The Company has a defined contribution profit sharing (401K) plan covering employees who have completed one year of service. Contributions are made at the discretion of the Company. The Company did not make any contributions to this plan for 2018, 2017, or 2016.

The Company occupies premises under an operating agreement which expires on March 31, 2025. As of December 31, 2018, the approximate minimum annual future rental commitments under lease agreements for the next five years are as follows:

Year	Amount
2019	$191,000
2020	$197,000
2021	$203,000
2022	$209,000
Thereafter:	$493,000

Rent expense, including other occupancy related expenses, amounted to approximately $182,000, $185,000, and $184,000, for the years ended 2018, 2017, and 2016, respectively.

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

(10) Selected Quarterly Financial Data (Unaudited)

	Quarter
2018	First	Second (2)	Third (2)	Fourth (2)
Fee Income (3)	$433,269	$324,853	$359,725	$370,795
Operating loss	(795,172)	(571,931)	(403,890)	(647,226)
Net loss	(793,767)	(569,891)	(688,301)	(634,169)
Basic and diluted net loss
per common share (1)	(0.03)	(0.02)	(0.03)	(0.02)

	Quarter
2017	First	Second	Third	Fourth (2)
Fee Income	$393,116	$348,179	$488,336	$279,439
Operating loss	(954,432)	(490,652)	(304,251)	(669,276)
Net loss	(952,555)	(489,812)	(303,138)	(668,354)
Basic and diluted net loss
per common share (1)	(0.04)	(0.02)	(0.01)	(0.03)

(1)	Since per share information is computed independently for each quarter and the full year, based on the respective average number of common shares outstanding, the sum of the quarterly per share amounts does not necessarily equal the per share amounts for the year.

(2)	The Company incurred higher costs in the fourth quarter of 2017 due to: (i) $76,000 of stock and option compensation charges in 2017, relating to common stock and options granted to directors and employees. The Company incurred higher costs in the second quarter of 2018 due to $69,000 of stock option compensation charges in 2018 related to options granted to employees. In addition, during the third and fourth quarters of 2018 the Company incurred higher (lower) costs of $286,631 and ($8,587), respectively, relating to market valuation adjustments for warrants.

(3)	In 2018, the Company adopted the new ASC 606 revenue recognition guidance which applies to revenues reported beginning with the first quarter of 2018. We would have reported lower fee income of $48,746 in the first quarter and higher fee income of $16,869, $74,352 and $22,351 respectively in the second, third and fourth quarters of 2018, representing a $64,826 increase in the reported fee income for the year ended December 31, 2018 had we continued to use the accounting guidance used prior to the adoption of ASC 606.

SCHEDULE II

RESEARCH FRONTIERS INCORPORATED

VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2018, 2017, and 2016

	Balance at	Charged to
	beginning of	costs and
	period	expenses	Deductions (1)	Balance
Description

Allowance for uncollectible royalty receivables:

December 31, 2018	$1,051,424	$43,350	$-	$1,094,774

December 31, 2017	$1,110,020	$43,215	$101,811	$1,051,424

December 31, 2016	$629,457	$480,563	$-	$1,110,020

(1) To write-off uncollectible receivables from the allowance for royalty receivable account.

