Form 10-Q
period 2019-03-31
RESEARCH FRONTIERS INC
filed 2019-05-14
CIK 793524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of

THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarter ended March 31, 2019	Commission File Number 000-14893

RESEARCH FRONTIERS INCORPORATED

(Exact name of registrant as specified in its charter)

DELAWARE	11-2103466
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

240 CROSSWAYS PARK DRIVE
WOODBURY, NEW YORK	11797-2033
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (516) 364-1902

Securities registered pursuant to Section 12(b) of the Act:	Name of Exchange
Title of Class	on Which Registered
Common Stock, $0.0001 Par Value	The NASDAQ Stock
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	REFR	The NASDAQ Stock Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 13, 2019, there were outstanding 28,666,831shares of Common Stock, par value $0.0001 per share.

RESEARCH FRONTIERS INCORPORATED

Consolidated Balance Sheets

(Unaudited)

	March 31, 2019 Unaudited	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$3,338,513	$2,969,416
Royalties receivable, net of reserves of $1,094,774 at March 31, 2019 and December 31, 2018	764,362	689,677
Prepaid expenses and other current assets	151,444	52,729

Total current assets	4,254,319	3,711,822

Fixed assets, net	268,812	313,177
Operating lease Right of Use assets	897,322	-
Deposits and other assets	33,567	33,567
Total assets	$5,454,020	$4,058,566

Liabilities and Shareholders’ Equity

Current liabilities:
Current portion of operating lease liability	$158,105	$-
Accounts payable	70,007	133,486
Accrued expenses and other	92,134	273,606
Deferred revenue	51,221	50,570
Total current liabilities	371,467	457,662

Operating lease liability, net of current portion	936,174	-
Warrant liability	749,004	501,414
Total liabilities	2,056,645	959,076

Shareholders’ equity:

Common stock, par value $0.0001 per share; authorized 100,000,000 shares, issued and outstanding 28,666,831 as of March 31, 2019 and 27,665,211 as of December 31, 2018	2,867	2,767
Additional paid-in capital	115,889,339	114,787,657
Accumulated deficit	(112,494,831)	(111,690,934)
Total shareholders’ equity	3,397,375	3,099,490

Total liabilities and shareholders’ equity	$5,454,020	$4,058,566

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2019	2018

Fee income	$418,657	$433,269

Operating expenses	751,166	1,009,825
Research and development	229,963	218,616
Total Expenses	981,129	1,228,441

Operating loss	(562,472)	(795,172)

Warrant market adjustment	(247,590)	-
Net investment income	6,165	1,405

Net loss	(803,897)	(793,767)

Basic and diluted net loss per common share	$(0.03)	$(0.03)

Weighted average number of common shares outstanding	28,221,975	24,691,996

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Consolidated Statements of Shareholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2017	24,043,846	$2,404	$111,627,789	$(109,062,827)	$2,567,366

Adoption of ASC 606				58,021	58,021
Issuance of capital stock	1,388,893	139	1,249,861		1,250,000
Net Loss	-	-	-	(793,767)	(793,767)
Balance, March 31, 2018	25,432,739	$2,543	$112,877,650	$(109,798,573)	$3,081,620

Balance, December 31, 2018	27,665,211	$2,767	$114,787,657	$(111,690,934)	$3,099,490

Exercise of options and warrants	1,001,620	100	1,101,682		1,101,782
Net Loss				(803,897)	(803,897)
Balance, March 31, 2019	28,666,831	$2,867	$115,889,339	$(112,494,831)	$3,397,375

RESEARCH FRONTIERS INCORPORATED

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(803,897)	$(793,767)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	48,919	44,879
Warrant market adjustment	247,590	-
Change in assets and liabilities:
Royalty receivables	(74,685)	(81,741)
Prepaid expenses and other current assets	(98,715)	(61,355)
Accounts payable and accrued expenses	(52,414)	53,765
Deferred revenue	651	152,316
Net cash used in operating activities	(732,551)	(685,903)

Cash flows from investing activities:
Purchases of fixed assets	(134)	(5,399)
Net cash used in investing activities	(134)	(5,399)

Cash flows from financing activities:
Net proceeds from issuances of common stock and warrants and exercise of options and warrants	1,101,782	1,250,000
Net cash provided by financing activities	1,101,782	1,250,000

Net increase in cash and cash equivalents	369,097	558,698

Cash and cash equivalents at beginning of period	2,969,416	1,737,847
Cash and cash equivalents at end of period	$3,338,513	$2,296,545

Supplemental disclosure of non-cash activities:
Right of use assets obtained in connection with the adoption of FASB ASC 842	941,284	-

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Notes to Consolidated Financial Statements

March 31, 2019

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K relating to Research Frontiers Incorporated (the “Company”) for the fiscal year ended December 31, 2018.

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

The Company has historically utilized its cash, cash equivalents, short-term investments, and the proceeds from the sale of its investments to fund its research and development of SPD light valves, for marketing initiatives, and for other working capital purposes. The Company’s working capital and capital requirements depend upon numerous factors, including the results of research and development activities, competitive and technological developments, the timing and cost of patent filings, and the development of new licensees and changes in the Company’s relationships with its existing licensees. The degree of dependence of the Company’s working capital requirements on each of the foregoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements; the addition of new licensees may provide additional working capital or working capital requirements, and changes in relationships with existing licensees would have a favorable or negative impact depending upon the nature of such changes. We have incurred recurring losses since inception and expect to continue to incur losses as a result of costs and expenses related to our research and continued development of our SPD technology and our corporate general and administrative expenses. Our limited capital resources and operations to date have been substantially funded through sales of our common stock, exercise of options and warrants and royalty fees collected. As of March 31, 2019, we had working capital of approximately $3.9 million, cash of approximately $3.3 million, shareholders’ equity of approximately $3.4 million and an accumulated deficit of approximately $112.5 million. Our quarterly projected cash flow shortfall, based on our current operations adjusted for any non-recurring cash expenses for the next 12 months, is approximately $450,000 per quarter. We may eliminate some operating expenses in the future, which will further reduce our cash flow shortfall if needed. We expect to have sufficient working capital for the next 18 months of operations. Since last year we have reduced our cash shortfall and are working to further reduce it and may seek new sources of financing.

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

Note 3. Recently Adopted Accounting Pronouncement

Effective January 1, 2019, the Company adopted the Financial Accounting Standards Board’s Standard, Leases (Topic 842), as amended. The standard requires all leases to be recorded on the balance sheet as a right of use asset and a lease liability. The standard provides practical expedients in order to simplify adoption, including the following:

●	An entity need not reassess whether any expired or existing contracts are or contain leases.
●	An entity need not reassess the lease classification for any expired or existing leases. Instead, any leases previously classified as operating leases will continue to be classified as operating leases, while any leases previously classified as capital leases will be classified as finance leases.
●	An entity need not reassess initial direct costs for any leases.

The Company used the above practical expedients as the transition method in the application of the new lease standard at January 1, 2019. The Company applied a policy election to exclude short-term leases from balance sheet recognition and also elected certain practical expedients at adoption. As permitted, the Company did not reassess whether existing contracts are or contain leases, the lease classification for any existing leases, initial direct costs for any existing lease, which were not previously accounted for as leases, are or contain a lease. At adoption on January 1, 2019, an operating lease liability of $1,134,000 and an operating lease right of use asset of $941,000 was recorded. The operating lease liability was $193,000 more than the operating lease right of use asset due to unamortized lease incentive from periods prior to the adoption of the new lease standard. There was no cumulative earnings effect adjustment.

Note 4. Patent Costs

The Company expenses costs relating to the development, acquisition or enforcement of patents due to the uncertainty of the recoverability of these items.

Note 5. Revenue Recognition

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

The Company does not have any contract assets under ASC 606 as of March 31, 2019.

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

As of March 31, 2019, the Company has six license agreements that are in their initial multiyear term (“Initial Term”) with continuing performance obligations going forward. The Initial Term of four of these agreements will end as of December 31, 2019, one will end as of December 31, 2021, and one will end as of December 31, 2022. The Company currently expects that all six of these agreements will renew annually at the end of the Initial Term. As of March 31, 2019, the aggregate amount of the revenue to be recognized upon the satisfaction of the remaining performance obligations for the six license agreements is $309,867. The revenue for these remaining performance obligations for each of the six license agreements is expected to be recognize evenly throughout their remaining period of the Initial Term.

As of March 31, 2018, the Company had five license agreements that are in their initial multiyear term (“Initial Term”) with continuing performance obligations going forward. The Initial Term of three of these agreements will end as of December 31, 2019, one will end as of December 31, 2021, and one will end as of December 31, 2022. The aggregate amount of the revenue to be recognized as of March 31, 2018 upon the satisfaction of the remaining performance obligations for the four license agreements is $364,812. The revenue for these remaining performance obligations for each of the five license agreements is expected to be recognize evenly throughout their remaining period of the Initial Term.

Note 6. Fee Income

Fee income represents amounts earned by the Company under various license and other agreements relating to technology developed by the Company. During the first three months of 2019, five licensees accounted for 10% or more of fee income of the Company; these licensees accounted for approximately 31%, 14%, 13%, 11 and 10%, respectively, of fee income recognized during such period. During the first three months of 2018, four licensees accounted for 10% or more of fee income of the Company; these licensees accounted for approximately 33%, 14%, 12% and 11%, respectively, of fee income recognized during this period.

Note 7. Stock-Based Compensation

The Company has granted options/warrants to consultants. GAAP requires that all stock-based compensation be recognized as an expense in the financial statements and that such costs be measured at the fair value of the award at the date of grant. These awards generally vest ratably over 12 to 60 months from the date of grant and the Company charges to operations quarterly the current market value of the options using the Black-Scholes method. During the three months ended March 31, 2019 and 2018 there were no charges related to options granted to consultants.

The Company did not grant any stock options to employees and directors during the three months ended March 31, 2019 and 2018.

There was no compensation expense recorded relating to restricted stock grants to employees and directors during the three months ended March 31, 2019 and 2018.

Note 8. Income Taxes

Since inception, the Company has incurred losses from operations and as a result has not recorded income tax expense. Benefits related to net operating loss carryforwards and other deferred tax items have been fully reserved since it was not more likely than not that the Company would achieve profitable operations and be able to utilize the benefit of the net operating loss carryforwards.

Note 9. Basic and Diluted Loss Per Common Share

Basic loss per share excludes any dilution. It is based upon the weighted average number of common shares outstanding during the period. Dilutive loss per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company’s dilutive loss per share equals basic loss per share for the periods ended March 31, 2019 and 2018 respectively because all common stock equivalents (i.e., options and warrants) were antidilutive in those periods. The number of options and warrants that were not included (because their effect is antidilutive) was 2,752,766 and 2,825,803 for the three months ended March 31, 2019 and 2018.

Note 10. Equity

During the three months ended March 31, 2019, the Company received $1,101,782 in proceeds from the exercise of outstanding warrants and issued 1,001,620 shares of its capital stock in connection with these exercises.

On or around February 16, 2018, a small group of long-time shareholders of the Company who are accredited investors made an interest-free five-year convertible loan of $1.25 million to the Company which, upon the occurrence of certain conditions which have already occurred, automatically converted into 1,388,893 shares of common stock at a price equal to the market price of the Company’s common stock when the loan was made, plus warrants expiring February 28, 2023 to purchase 1,388,893 shares of common stock at an exercise price of $1.10, $1.20 or $1.35 per share depending on the exercise date. No payments are due on this note during its five-year term or after conversion into equity. On April 23, 2018, Research Frontiers Incorporated filed a prospectus supplement relating to the issuance and sale of the above common stock and warrant securities with the Securities and Exchange Commission. The Company recorded this transaction as an equity transaction whereby the proceeds were accounted for as the issuance of the Company’s common stock on the date that the proceeds were received.

On September 7, 2018, the Company announced that it had sold common stock to a group of investors led by Gauzy Ltd., a licensee of the Company’s SPD technology. The aggregate proceeds from these stock offerings was $2,000,000. At the closing, the investors received 2,173,916 shares of Research Frontiers common stock at a price of $0.92 per share, as well as five-year warrants to purchase 1,086,957 shares of Research Frontiers common stock at an exercise price of $1.10, $1.20 or $1.38 per share depending on the exercise date. In connection with the issuance of certain of these warrants during the third quarter of 2018, the Company recorded $223,370 as a warrant liability upon the issuance of these warrants on August 13, 2018 and recorded a non-cash accounting expense of $278,044 to mark the warrants to their estimated market value as of December 31, 2018. This resulted in a liability of $501,414 recorded on the Company’s December 31, 2018 balance sheet. During the three months ended March 31, 2019, the Company recorded a non-cash accounting expense of $247,590 to mark the warrants to their estimated market value as of March 31, 2019.

The Company did not sell any equity securities during the three ended March 31, 2019 and 2018 respectively.

Note 11. Leases

The Company determines if an arrangement is a lease at its inception. This determination generally depends on whether the arrangement conveys the right to control the use of an identified fixed asset explicitly or implicitly for a period of time in exchange for consideration. Control of an underlying asset is conveyed if the Company obtains the rights to direct the use of, and to obtain substantially all of the economic benefits from the use of, the underlying asset. Lease expense for variable leases and short-term leases is recognized when the obligation is incurred.

The Company has operating leases for certain facilities, vehicles and equipment with a weighted average remaining lease term of 5.9 years. Operating leases are included in right of use lease assets, other current liabilities and long-term lease liabilities on the Condensed Consolidated Balance Sheet. Right of use lease assets and liabilities are recognized at each lease’s commencement date based on the present value of its lease payments over its respective lease term. The Company does not have an established incremental borrowing rate as its does not have any debt. The Company uses the stated borrowing rate for a lease when readily determinable. When the interest rates implicit in its lease agreements is not readily determinable, the Company used an interest rate based on the marketplace for public debt. The weighted-average discount rate associated with operating leases as of March 31, 2019 is 5.5%.

Operating lease expense for the three months ended March 31, 2019 was approximately $44,000 as compared to approximately $45,000 under the accounting standards in effect for the period ended March 31, 2018. The Company has no material variable lease costs or sublease income for the three months ended March 31, 2019. Subsequent to the Company’s adoption of the new lease accounting guidance on January 1, 2019, the Company recorded new right of use lease assets of approximately $0.9 million and associated lease liabilities of approximately $1.1 million.

Maturities of operating lease liabilities as of March 31, 2019 were as follows:

March 31, 2019
For the remainder of 2019	$161,698
For the year ended December 31, 2020	213,146
For the year ended December 31, 2021	207,229
For the year ended December 31, 2022	213,320
For the year ended December 31, 2023	217,151
For the year ended December 31, 2024 and beyond	277,743
Total lease payments	1,290,287
Less: imputed lease interest	(196,008)
Present value of lease liabilities	$1,094,279

Pursuant to the Company’s adoption of the new lease accounting guidance, comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. As previously disclosed in its Annual Report filed on Form 10-K for the year ended December 31, 2018, the following table presents the Company’s future minimum rental commitments under operating leases as of December 31, 2018:

Year	Amount
2019	$191,000
2020	$197,000
2021	$203,000
2022	$209,000
Thereafter:	$493,000

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

Effective January 1, 2019, the Company adopted the Financial Accounting Standards Board’s Standard, Leases (Topic 842), as amended. The standard requires all leases to be recorded on the balance sheet as a right of use asset and a lease liability. The Company used a transition method that applies the new lease standard at January 1, 2019. The Company applied a policy election to exclude short-term leases from balance sheet recognition and also elected certain practical expedients at adoption. As permitted, the Company did not reassess whether existing contracts are or contain leases, the lease classification for any existing leases, initial direct costs for any existing lease, which were not previously accounted for as leases, are or contain a lease. At adoption on January 1, 2019, an operating lease liability of $1,133,821 and an operating lease right of use asset of $941,000 was recorded. The operating lease liability was $192,537 more than the operating lease right of use asset due to unamortized lease incentive from periods prior to the adoption of the new lease standard. There was no cumulative earnings effect adjustment.

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

In 2019 and 2018, the Company received royalty revenues from sales of the Magic Sky Control option on the S-Class Coupe, Maybach and S-Class Sedan, and SL and SLK/SLC roadsters in excess of the minimum annual royalty levels for the two licensees supplying products using the Company’s technology to Daimler. As such, royalties from these five car models was accretive to the Company’s royalty revenue. In addition, during the first quarter of 2019 one of the Company’s licensees started commercial production of SPD products for McLaren Automotive. Production efficiencies are expected to continue and accelerate with the introduction of the higher vehicle production volumes for various car models going forward, and the Company expects that lower pricing per square foot of the Company’s technology could expand the market opportunities, adoption rates, and revenues for its technology in automotive and non-automotive applications. The Company expects to generate additional royalty income from the near-term introduction of additional new car and aircraft models from other OEM’s (original equipment manufacturers), continued growth of sales of products using the Company’s technology for the marine industry in yachts and other watercraft, in trains, in museums, and in larger architectural projects.

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

Three months ended March 31, 2019 Compared to the three months ended March 31, 2018

The Company’s fee income from licensing activities for the three months ended March 31, 2019 was $418,657 as compared to $433,269 for the three months ended March 31, 2018 representing a $14,612 decrease between these two periods. Lower fee income from the architectural licensees was partially offset by higher fee income in automotive, aircraft and display market sectors.

Operating expenses decreased by $258,659 for the three months ended March 31, 2019 to $751,166 from $1,009,825 for the three months ended March 31, 2018. This decrease was the result of lower payroll and related costs ($156,000) as well as lower patent costs ($20,000) and lower stock listing and transfer agent fees ($50,000).

Research and development expenditures increased by $11,347 to $229,963 for the three months ended March 31, 2019 from $218,616 for the three months ended March 31, 2018. This increase was principally the result of higher payroll and related costs ($12,000).

In connection with the issuance of certain warrants during the third quarter of 2018, the Company recorded a non-cash expense of $247,590 to mark these to their market value as of March 31, 2019.

The Company’s net investment income for the three months ended March 31, 2019 was $6,165 as compared to $1,405 for the three months ended March 31, 2018. The difference was primarily due to higher cash balances available for investment.

As a consequence of the factors discussed above, the Company’s net loss was $803,897 ($0.03 per common share) for the three months ended March 31, 2019 as compared to $793,767 ($0.03 per common share) for the three months ended March 31, 2018. Had the Company not incurred the non-cash expense to mark the warrants to their market value, the Company’s net loss would have been $247,590 less or $556,307 ($0.02 per common share) for the three months ended March 31, 2019 as compared to $793,767 ($0.03 per common share) for the three months ended March 31, 2018.

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

During the three months ended March 31, 2019, the Company’s cash and cash equivalents balance increased by $369,097 principally as a result of cash proceeds of $1,101,782 from the issuance of common stock in connection with the exercise of warrants, partially offset by cash used for operations of $732,551 and cash used for the purchase of property and equipment of $134. At March 31, 2019 the Company had cash and cash equivalents of $3,338,513, working capital of $3,882,852 and total shareholders’ equity of $3,397,375.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information required by Item 3 has been disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. There has been no material change in the disclosure regarding market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We designed our disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2019, and, based on their evaluation, have concluded that, because of the need to test a new control during 2019 over the determination of the method for accounting for warrants issued in connection with a registered offering of common stock, that our disclosure controls and procedures were not effective at the reasonable assurance level solely as a result of the material weakness in our internal control over financial reporting discussed below.

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

Date: May 14, 2019

