Form 10-Q
period 2019-06-30
RESEARCH FRONTIERS INC
filed 2019-08-08
CIK 793524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of

THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarter ended June 30, 2019	Commission File Number 000-14893

RESEARCH FRONTIERS INCORPORATED

(Exact name of registrant as specified in its charter)

DELAWARE	11-2103466
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

240 CROSSWAYS PARK DRIVE
WOODBURY, NEW YORK	11797-2033
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (516) 364-1902

Securities registered pursuant to Section 12(b) of the Act:	Name of Exchange
Title of Class	on Which Registered
Common Stock, $0.0001 Par Value	The NASDAQ Stock Market

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 8, 2019, there were outstanding 31,033,443 shares of Common Stock, par value $0.0001 per share.

RESEARCH FRONTIERS INCORPORATED

Consolidated Balance Sheets

(Unaudited)

	June 30, 2019 (Unaudited)	December 31, 2018

Assets

Current assets:
Cash and cash equivalents	$7,298,670	$2,969,416
Royalties receivable, net of reserves of $1,117,441 in 2019 and $1,094,774 in 2018	772,790	689,677
Prepaid expenses and other current assets	102,472	52,729

Total current assets	8,173,932	3,711,822

Fixed assets, net	287,108	313,177
Operating lease ROU assets	854,582	-
Deposits and other assets	33,567	33,567
Total assets	$9,349,189	$4,058,566

Liabilities and Shareholders’ Equity

Current liabilities:
Current portion of operating lease liability	$159,017	$-
Accounts payable	27,371	133,486
Accrued expenses and other	71,709	273,606
Deferred revenue	35,902	50,570
Total current liabilities	293,999	457,662

Operating lease liability, net of current portion	894,510	-
Warrant liability	-	501,414
Total liabilities	1,188,509	959,076

Shareholders’ equity:
Common stock, par value $0.0001 per share; authorized 100,000,000 shares, issued and outstanding 31,033,443 in 2019 and 27,665,211 in 2018	3,103	2,767
Additional paid-in capital	122,002,886	114,787,657
Accumulated deficit	(113,845,309)	(111,690,934)
Total shareholders’ equity	8,160,680	3,099,490

Total liabilities and shareholders’ equity	$9,349,189	$4,058,566

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Consolidated Statements of Operations

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2019	2018	2019	2018

Fee income	$719,692	$758,122	$301,035	$324,853

Operating expenses	1,690,520	1,655,785	939,355	645,960
Research and development	543,944	469,440	313,981	250,824
Total Expenses	2,234,464	2,125,225	1,253,336	896,784

Operating loss	(1,514,772)	(1,367,103)	(952,301)	(571,931)

Warrant market adjustment	(652,025)	-	(404,435)	-
Net investment income	12,422	3,445	6,258	2,040

Net loss	(2,154,375)	(1,363,658)	(1,350,478)	(569,891)

Basic and diluted net loss per common share	$(0.07)	$(0.05)	$(0.05)	$(0.02)

Weighted average number of common shares outstanding	28,909,306	25,064,414	29,589,084	25,432,739

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Consolidated Statements of Shareholders’ Equity

(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balance, December 31, 2017	24,043,846	$2,404	$111,627,789	$(109,062,827)	$2,567,366

Adoption of ASC 606				58,021	58,021
Issuance of capital stock	1,388,893	139	1,249,861		1,250,000
Stock based compensation	-	-	69,309		69,309
Net Loss				(1,363,658)	(1,363,658)
Balance, June 30, 2018	25,432,739	$2,543	$112,946,959	$(110,368,464)	$2,581,038

Balance, December 31, 2018	27,665,211	$2,767	$114,787,657	$(111,690,934)	$3,099,490

Exercise of options and warrants	1,366,995	136	1,105,763		1,105,899
Issuance of capital stock	2,001,237	200	4,599,799		4,599,999
Warrants converted to equity	-	-	1,153,439		1,153,439
Stock based compensation	-	-	356,228		356,228
Net Loss				(2,154,375)	(2,154,375)
Balance, June 30, 2019	31,033,443	$3,103	$122,002,886	$(113,845,309)	$8,160,680

For the three months ending June 30, 2018 and 2019

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balance, March 31, 2018	25,432,739	$2,543	$112,877,650	$(109,798,573)	$3,081,620

Stock based compensation	-	-	69,309		69,309
Net Loss				(569,891)	(569,891)
Balance, June 30, 2018	25,432,739	$2,543	$112,946,959	$(110,368,464)	$2,581,038

Balance, March 31, 2019	28,666,831	$2,867	$115,889,339	$(112,494,831)	$3,397,375

Exercise of options and warrants	365,375	36	4,081		4,117
Issuance of capital stock	2,001,237	200	4,599,799		4,599,999
Warrants converted to equity	-	-	1,153,439		1,153,439
Stock based compensation	-	-	356,228		356,228
Net Loss				(1,350,478)	(1,350,478)
Balance, June 30, 2019	31,033,443	$3,103	$122,002,886	$(113,845,309)	$8,160,680

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(2,154,375)	$(1,363,658)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	95,445	90,343
Stock based compensation	356,228	69,309
Provision for doubtful accounts	22,667	-
Warrant market adjustment	652,025	-
Change in assets and liabilities:
Royalty receivables	(105,780)	21,122
Prepaid expenses and other current assets	(49,743)	(78,310)
Accounts payable and accrued expenses	(115,475)	44,382
Deferred revenue	(14,668)	102,024
Net cash used in operating activities	(1,313,676)	(1,114,788)

Cash flows from investing activities:
Purchases of fixed assets	(62,968)	(11,087)
Net cash used in investing activities	(62,968)	(11,087)

Cash flows from financing activities:
Net proceeds from issuances of common stock and warrants and exercise of options and warrants	5,705,898	1,250,000
Net cash provided by financing activities	5,705,898	1,250,000

Net increase in cash and cash equivalents	4,329,254	124,125

Cash and cash equivalents at beginning of period	2,969,416	1,737,847
Cash and cash equivalents at end of period	$7,298,670	$1,861,972

Supplemental disclosure of non-cash activities:
Right of use assets obtained in connection with the adoption of FASB ASC 842	$941,284	$-

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Notes to Consolidated Financial Statements

June 30, 2019

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K relating to Research Frontiers Incorporated (the “Company”) for the fiscal year ended December 31, 2018.

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

The Company has historically utilized its cash, cash equivalents, short-term investments, and the proceeds from the sale of its investments to fund its research and development of SPD light valves, for marketing initiatives, and for other working capital purposes. The Company’s working capital and capital requirements depend upon numerous factors, including the results of research and development activities, competitive and technological developments, the timing and cost of patent filings, and the development of new licensees and changes in the Company’s relationships with its existing licensees. The degree of dependence of the Company’s working capital requirements on each of the foregoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements; the addition of new licensees may provide additional working capital or working capital requirements, and changes in relationships with existing licensees would have a favorable or negative impact depending upon the nature of such changes. We have incurred recurring losses since inception and expect to continue to incur losses as a result of costs and expenses related to our research and continued development of our SPD technology and our corporate general and administrative expenses. Our capital resources and operations to date have been substantially funded through sales of our common stock, exercise of options and warrants and royalty fees collected. As of June 30, 2019, we had working capital of approximately $7.9 million, cash of approximately $7.3 million, shareholders’ equity of approximately $8.2 million and an accumulated deficit of approximately $113.8 million. Our quarterly projected cash flow shortfall, based on our current operations adjusted for any non-recurring cash expenses for the next 12 months, is approximately $450,000-550,000 per quarter. We may eliminate some operating expenses in the future, which will further reduce our cash flow shortfall if needed. We expect to have sufficient working capital for at least the next 3 years to fund operations based upon current expense levels. Since last year we have reduced our cash shortfall and may pursue other opportunities in the future to further reduce it.

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

The Company used the above practical expedients as the transition method in the application of the new lease standard at January 1, 2019. The Company applied a policy election to exclude short-term leases from balance sheet recognition and also elected certain practical expedients at adoption. As permitted, the Company did not reassess whether existing contracts are or contain leases, the lease classification for any existing leases, initial direct costs for any existing lease, which were not previously accounted for as leases, are or contain a lease. At adoption on January 1, 2019, an operating lease liability of $1,134,000 and an operating lease right of use asset of $941,000 were recorded. The operating lease liability was $193,000 more than the operating lease right of use asset due to unamortized lease incentive from periods prior to the adoption of the new lease standard. There was no cumulative earnings effect adjustment.

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

The Company does not have any contract assets under ASC 606 as of June 30, 2019.

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

As of June 30, 2019, the Company has six license agreements that are in their initial multiyear term (“Initial Term”) with continuing performance obligations going forward. The Initial Term of four of these agreements will end as of December 31, 2019, one will end as of December 31, 2021, and one will end as of December 31, 2022. The Company currently expects that all six of these agreements will renew annually at the end of the Initial Term. As of June 30, 2019, the aggregate amount of the revenue to be recognized upon the satisfaction of the remaining performance obligations for the six license agreements is $266,924. The revenue for these remaining performance obligations for each of the six license agreements is expected to be recognize evenly throughout their remaining period of the Initial Term.

Note 6. Fee Income

Fee income represents amounts earned by the Company under various license and other agreements relating to technology developed by the Company. During the first six months of 2019, two licensees accounted for 10% or more of fee income of the Company; these licensees accounted for approximately 36% and 15%, respectively, of fee income recognized during such period. During the first six months of 2018, three licensees accounted for 10% or more of fee income of the Company; these licensees accounted for approximately 33%, 13% and 12%, respectively, of fee income recognized during this period. During the three-month period ending June 30, 2019, three licensees accounted for 10% or more of fee income of the Company; these licensees accounted for approximately 43%, 16% and 10%, respectively, of fee income recognized during such period. During the three-month period ending June 30, 2018, three licensees accounted for 10% or more of fee income of the Company; these licensees accounted for approximately 32%, 15% and 11%, respectively, of fee income recognized during such period.

Note 7. Stock-Based Compensation

The Company has granted options/warrants to consultants. GAAP requires that all stock-based compensation be recognized as an expense in the financial statements and that such costs be measured at the fair value of the award at the date of grant. These awards generally vest ratably over 12 to 60 months from the date of grant and the Company charges to operations quarterly the current market value of the options using the Black-Scholes method. During the three and six months ended June 30, 2019 and 2018 there were no charges related to options granted to consultants.

During the six-month period ended June 30, 2018, the Company granted 150,182 fully vested options to employees and recorded share-based compensation of $69,309. All of the options granted to employees during the six-month period ended June 30, 2018 occurred during the second quarter of 2018. The Company valued these grants using the Black-Scholes option pricing model with the following assumptions:

Fair value on grant date	$0.462
Expected dividend yield	0
Expected volatility	51%
Risk free interest rate	2.77%
Expected term of the option	5 years

During the six-month period ended June 30, 2019, the Company granted 233,500 fully vested options to employees and directors and recorded share-based compensation of $356,228. All of the options granted to employees during the six-month period ended June 30, 2019 occurred during the second quarter of 2019. The Company valued these grants using the Black-Scholes option pricing model with the following assumptions:

Fair value on grant date	$1.5256
Expected dividend yield	0
Expected volatility	61%
Risk free interest rate	1.84%
Expected term of the option	5 years

There was no compensation expense recorded relating to restricted stock grants to employees and directors during the three and six months ended June 30, 2019 and 2018.

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

Note 9. Basic and Diluted Loss Per Common Share

Basic loss per share excludes any dilution. It is based upon the weighted average number of common shares outstanding during the period. Dilutive loss per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company’s dilutive loss per share equals basic loss per share for the periods ended June 30, 2019 and 2018 respectively because all common stock equivalents (i.e., options and warrants) were antidilutive in those periods. The number of options and warrants that were not included (because their effect is antidilutive) was 3,441,152 and 2,975,985 for the three and six months ended June 30, 2019 and 2018, respectively.

Note 10. Equity

During the six months ended June 30, 2019, the Company received $1,105,900 in proceeds from the exercise of outstanding options and warrants and issued 1,003,870 shares of its capital stock in connection with these exercises. In addition, during the six months ended June 30, 2019, the Company issued 363,125 shares of its capital stock in connection with the cashless exercise of 603,569 of its outstanding options and warrants. During the three-month period ended June 30, 2019, the Company received $4,118 in proceeds from the exercise of outstanding options and issued 2,250 shares of its capital stock in connection with these exercises. In addition, during the three-month period ended June 30, 2019, the Company issued 363,125 shares of its capital stock in connection with the cashless exercise of 603,569 of its outstanding options and warrants. There were no proceeds from the exercise of outstanding warrants and/or options during the three or six month period ended June 30, 2018.

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

On September 7, 2018, the Company announced that it had sold common stock to a group of investors led by Gauzy Ltd., a licensee of the Company’s SPD technology (Gauzy). The aggregate proceeds from these stock offerings was $2.0 million. At the closing, the investors received 2,173,916 shares of Research Frontiers common stock at a price of $0.92 per share, as well as five-year warrants to purchase 1,086,957 shares of Research Frontiers common stock at an exercise price of $1.10, $1.20 or $1.38 per share depending on the exercise date. In connection with the issuance of certain of these warrants during the third quarter of 2018, the Company recorded $223,370 as a warrant liability upon the issuance of these warrants on August 13, 2018 and recorded a non-cash accounting expense of $278,044 to mark the warrants to their estimated market value as of December 31, 2018. This resulted in a liability of $501,414 recorded on the Company’s December 31, 2018 balance sheet.

On or around May 30, 2019, the Company sold to accredited investors a total of 1,276,599 shares of common stock and warrants expiring May 31, 2024 to purchase 638,295 shares of common stock at an exercise price of $3.384, $3.666 or $4.23 per share depending on the exercise date. Research Frontiers also sold to Gauzy, at a price of $1.38 per unit, with each unit comprised of one share of unregistered common stock and one half of one warrant. The warrant can be converted into one share of unregistered common stock at an exercise price of $1.656, $1.794 or $2.07 per share depending on the exercise date. Gauzy received a total of 724,638 shares of unregistered common stock and warrants expiring May 31, 2024 to purchase 362,319 shares of common stock. The aggregate proceeds from these stock offerings was $4.6 million.

Investors that participated in the May 30, 2019 offering agreed to amending/clarifying language to the terms of the warrants that they received in the September 7, 2018 offering. Those investors that received warrants in the September 7, 2018 offering that did not participate in the May 30, 2019 offering, separately agreed as of June 27, 2019 to the same amending/clarifying language used in the May 30, 2019 offering. The amending/clarifying language relating to the September 7, 2018 warrants does not allow for a net cash settlement option for the warrants even if no registered shares of common stock are available upon the exercise of the warrant. The Company recorded a non-cash expense of $404,435 and $652,025 respectively for the three and six month period ended June 30, 2019 to mark these warrants to their estimated market value as of their respective amendment/clarification date. The warrant liability was valued at $1,153,439 (including all valuation adjustments since their issuance) through the date of these new agreements and amendments and, based on the amended warrant terms, the warrant liability was reclassified to equity as of these dates.

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

The Company has operating leases for certain facilities, vehicles and equipment with a weighted average remaining lease term of 5.7 years as of June 30, 2019. Operating leases are included in right of use lease assets, other current liabilities and long-term lease liabilities on the Condensed Consolidated Balance Sheet. Right of use lease assets and liabilities are recognized at each lease’s commencement date based on the present value of its lease payments over its respective lease term. The Company does not have an established incremental borrowing rate as it does not have any debt. The Company uses the stated borrowing rate for a lease when readily determinable. When the interest rates implicit in its lease agreements is not readily determinable, the Company used an interest rate based on the marketplace for public debt. The weighted-average discount rate associated with operating leases as of June 30, 2019 is 5.5%.

Operating lease expense for the three months ended June 30, 2019 was approximately $55,000 and approximately $111,000 for the six months ended June 30, 2019. The Company has no material variable lease costs or sublease income for the six months ended June 30, 2019. Subsequent to the Company’s adoption of the new lease accounting guidance on January 1, 2019, the Company recorded new right of use lease assets of approximately $900 thousand and associated lease liabilities of approximately $1.1 million.

Maturities of operating lease liabilities as of June 30, 2019 were as follows:

June 30, 2019
For the remainder of 2019	$105,979
For the year ended December 31, 2020	213,146
For the year ended December 31, 2021	207,229
For the year ended December 31, 2022	213,320
For the year ended December 31, 2023	217,151
For the year ended December 31, 2024 and beyond	277,743
Total lease payments	1,234,568
Less: imputed lease interest	(181,041)
Present value of lease liabilities	$1,053,527

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

In 2019 and 2018, the Company received royalty revenues from sales of the Magic Sky Control option on the S-Class Coupe, Maybach and S-Class Sedan, and SL and SLK/SLC. In addition to Daimler, one of the Company’s licensees started commercial production of SPD products for McLaren Automotive in the first quarter of 2019. Production efficiencies are expected to continue and accelerate with the introduction of the higher vehicle production volumes for various car models going forward, and the Company expects that lower pricing per square foot of the Company’s technology could expand the market opportunities, adoption rates, and revenues for its technology in automotive and non-automotive applications. The Company expects to generate additional royalty income from the near-term introduction of additional new car and aircraft models from other OEM’s (original equipment manufacturers), continued growth of sales of products using the Company’s technology for the marine industry in yachts and other watercraft, in trains, in museums, and in larger architectural projects.

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

Three months ended June 30, 2019 Compared to the three months ended June 30, 2018

The Company’s fee income from licensing activities for the three months ended June 30, 2019 was $301,035 as compared to $324,853 for the three months ended June 30, 2018 representing a $23,818 decrease between these two periods. Lower fee income from licensees in the architectural and display markets was partially offset by higher fee income from licensees in the automotive market.

Operating expenses increased by $293,395 for the three months ended June 30, 2019 to $939,355 from $645,960 for the three months ended June 30, 2018. This increase was the result of higher non-cash charges related to the grant of fully-vested options to employees and directors ($230,000) as well as higher bad debts expense ($23,000), higher professional fees ($18,000) and higher cash payroll ($11,000).

Research and development expenditures increased by $63,157 to $313,981 for the three months ended June 30, 2019 from $250,824 for the three months ended June 30, 2018. This increase was the result of higher non-cash charges related to the grant of fully-vested options to employees ($56,000) as well as higher allocated facility costs ($9,000) partially offset by lower materials costs ($11,000).

In connection with the issuance of certain warrants during the third quarter of 2018, the Company recorded a non-cash expense of $404,435 to mark these warrant liabilities to their market value through the date that they were reclassified to equity. The Company’s higher stock price at the end of this period as compared to the start of the period was the leading factor in the higher non-cash expense to mark these warrants to their market value.

The Company’s net investment income for the three months ended June 30, 2019 was $6,258 as compared to $2,040 for the three months ended June 30, 2018. The difference was primarily due to higher cash balances available for investment.

As a consequence of the factors discussed above, the Company’s net loss was $1,350,478 ($0.05 per common share) for the three months ended June 30, 2019 as compared to $569,891 ($0.02 per common share) for the three months ended June 30, 2018. Had the Company not incurred the non-cash expenses to mark the warrants to their market value and the non-cash compensation charges related to stock options granted to employees and directors, the Company’s net loss would have been $760,663 less or $589,815 ($0.02 per common share) for the three months ended June 30, 2019 as compared to a net loss that would have been $69,309 less or $500,582 ($0.02 per common share) for the three months ended June 30, 2018.

Six months ended June 30, 2019 Compared to the six months ended June 30, 2018

The Company’s fee income from licensing activities for the six months ended June 30, 2019 was $719,692 as compared to $758,122 for the six months ended June 30, 2018 representing a $38,430 decrease between these two periods. Lower fee income from licensees in the architectural and display markets was partially offset by higher fee income from licensees in the automotive and aircraft markets.

Operating expenses increased by $34,735 for the six months ended June 30, 2019 to $1,690,520 from $1,655,785 for the six months ended June 30, 2018. This increase was the result of higher non-cash charges related to the grant of fully-vested stock options to employees and directors ($230,000) as well as higher bad debts expense ($23,000) partially offset by lower cash payroll and related costs ($144,000) as well as lower patent costs ($41,000) and lower stock listing and transfer costs ($35,000).

Research and development expenditures increased by $74,504 to $543,944 for the six months ended June 30, 2019 from $469,440 for the six months ended June 30, 2018. This increase was the result of higher non-cash charges related to the grant of fully-vested options to employees ($56,000) as well as higher allocated facility costs ($6,000).

In connection with the issuance of certain warrants during the third quarter of 2018, the Company recorded a non-cash expense of $652,025 to mark these to their market value through the date that they were reclassified to equity. The Company’s higher stock price at the end of this period as compared to the start of the period was the leading factor in the higher non-cash expense to mark these warrants to their market value.

The Company’s net investment income for the six months ended June 30, 2019 was $12,422 as compared to $3,445 for the six months ended June 30, 2018. The difference was primarily due to higher cash balances available for investment.

As a consequence of the factors discussed above, the Company’s net loss was $2,154,375 ($0.07 per common share) for the six months ended June 30, 2019 as compared to $1,363,658 ($0.05 per common share) for the six months ended June 30, 2018. Had the Company not incurred the non-cash expenses to mark the warrants to their market value and the non-cash compensation charges related to stock options granted to employees and directors, the Company’s net loss would have been $1,008,253 less or $1,146,122 ($0.04 per common share) for the six months ended June 30, 2019 as compared to a net loss that would have been $69,309 less or $1,294,349 ($0.05 per common share) for the six months ended June 30, 2018.

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

During the six months ended June 30, 2019, the Company’s cash and cash equivalents balance increased by $4,329,254 principally as a result of cash proceeds of $5,705,898 from the issuance of capital stock and the exercise of warrants, partially offset by cash used for operations of $1,313,676 and cash used for the purchase of property and equipment of $62,968. At June 30, 2019 the Company had cash and cash equivalents of $7,298,670, working capital of $7,879,933 and total shareholders’ equity of $8,160,680.

Our quarterly projected cash flow shortfall, based on our current operations adjusted for any non-recurring cash expenses for the next 12 months, is approximately $450,000-550,000 per quarter. We may eliminate some operating expenses in the future, which will further reduce our cash flow shortfall if needed. We expect to have sufficient working capital for at least the next 3 years of operations. Since last year we have reduced our cash shortfall and may pursue other opportunities in the future to further reduce it.

The Company expects to use its cash to fund its research and development of SPD light valves, its expanded marketing initiatives, and for other working capital purposes. The Company believes that its current cash and cash equivalents would fund its operations until at least the third quarter of 2022. There can be no assurances that expenditures will not exceed the anticipated amounts or that additional financing, if required, will be available when needed or, if available, that its terms will be favorable or acceptable to the Company. Eventual success of the Company and generation of positive cash flow will be dependent upon the extent of commercialization of products using the Company’s technology by the Company’s licensees and payments of continuing royalties on account thereof. To date the Company has not generated sufficient revenue from its licensees to fully fund its operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information required by Item 3 has been disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. There has been no material change in the disclosure regarding market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We designed our disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2019, and, based on their evaluation, have concluded that, because of the need to test a new control during 2019 over the determination of the method for accounting for warrants issued in connection with a registered offering of common stock, that our disclosure controls and procedures were not effective at the reasonable assurance level solely as a result of the material weakness in our internal control over financial reporting discussed below.

Changes in Internal Control Over Financial Reporting

In connection with the preparation of our consolidated financial statements as of and for the quarter ended September 30, 2018, we identified a material weakness in our internal control over financial reporting related to our controls over the method for accounting for warrants issued in connection with a registered offering of common stock. This control deficiency did not result in a material adjustment to our financial statements for the period ended September 30, 2018. Management implemented additional review controls of equity transactions that were considered operating effectively as of June 30, 2019.

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

Date: August 8, 2019

