Form 10-Q
period 2019-09-30
RESEARCH FRONTIERS INC
filed 2019-11-07
CIK 793524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of

THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarter ended September 30, 2019	Commission File Number 000-14893

RESEARCH FRONTIERS INCORPORATED

(Exact name of registrant as specified in its charter)

DELAWARE	11-2103466
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

240 CROSSWAYS PARK DRIVE
WOODBURY, NEW YORK	11797-2033
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (516) 364-1902

Securities registered pursuant to Section 12(b) of the Act:	Name of Exchange
Title of Class	on Which Registered
Common Stock, $0.0001 Par Value	The NASDAQ Stock Market

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 7, 2019, there were outstanding 31,090,291 shares of Common Stock, par value $0.0001 per share.

RESEARCH FRONTIERS INCORPORATED

Condensed Consolidated Balance Sheets

	September 30, 2019 (Unaudited)	December 31, 2018 (See Note 1)
Assets

Current assets:
Cash and cash equivalents	$7,016,922	$2,969,416
Royalties receivable, net of reserves of $1,117,441 in 2019 and $1,094,774 in 2018	775,760	689,677
Prepaid expenses and other current assets	105,884	52,729

Total current assets	7,898,566	3,711,822

Fixed assets, net	239,888	313,177
Operating lease ROU assets	814,285	-
Deposits and other assets	33,567	33,567
Total assets	$8,986,306	$4,058,566

Liabilities and Shareholders’ Equity

Current liabilities:
Current portion of operating lease liabilities	$163,276	$-
Accounts payable	14,593	133,486
Accrued expenses and other	57,485	273,606
Deferred revenue	71,665	50,570
Total current liabilities	307,019	457,662

Operating lease liabilities, net of current portion	851,672	-
Warrant liability	-	501,414
Total liabilities	1,158,691	959,076

Shareholders’ equity:
Common stock, par value $0.0001 per share; authorized 100,000,000 shares, issued and outstanding 31,090,291 in 2019 and 27,665,211 in 2018	3,109	2,767
Additional paid-in capital	122,067,527	114,787,657
Accumulated deficit	(114,243,021)	(111,690,934)
Total shareholders’ equity	7,827,615	3,099,490

Total liabilities and shareholders’ equity	$8,986,306	$4,058,566

See accompanying notes to condensed consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Condensed Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2019	2018	2019	2018

Fee income	$1,182,560	$1,117,849	$462,869	$359,725

Operating expenses	2,356,875	2,228,757	666,356	572,968
Research and development	751,312	660,086	207,368	190,647
Total costs	3,108,187	2,888,843	873,724	763,615

Operating loss	(1,925,627)	(1,770,994)	(410,855)	(403,890)

Warrant market adjustment	(652,025)	(286,631)	-	(286,631)
Net investment income	25,565	5,665	13,143	2,220

Net loss	$(2,552,087)	$(2,051,960)	$(397,712)	$(688,301)

Basic and diluted net loss per common share	$(0.09)	$(0.08)	$(0.01)	$(0.03)

Weighted average number of basic and diluted common shares outstanding	29,636,013	25,380,466	31,065,730	26,002,263

See accompanying notes to condensed consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

For the nine months ended September 30, 2018 and 2019

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balance, December 31, 2017	24,043,846	$2,404	$111,627,789	$(109,062,827)	$2,567,366

Adoption of ASC 606	-	-	-	58,021	58,021
Issuance of common stock	3,618,365	362	3,026,268	-	3,026,630
Warrants converted to equity	-	-	61,111	-	61,111
Stock-based compensation	-	-	69,309	-	69,309
Net Loss	-	-	-	(2,051,960)	(2,051,960)
Balance, September 30, 2018	27,662,211	$2,766	$114,784,477	$(111,056,766)	$3,730,477

Balance, December 31, 2018	27,665,211	$2,767	$114,787,657	$(111,690,934)	$3,099,490

Exercise of options and warrants	1,423,843	142	1,170,404	-	1,170,546
Issuance of common stock	2,001,237	200	4,599,799	-	4,599,999
Warrants converted to equity	-	-	1,153,439	-	1,153,439
Stock-based compensation	-	-	356,228	-	356,228
Net Loss	-	-	-	(2,552,087)	(2,552,087)
Balance, September 30, 2019	31,090,291	$3,109	$122,067,527	$(114,243,021)	$7,827,615

For the three months ended September 30, 2018 and 2019

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balance, June 30, 2018	25,432,739	$2,543	$112,946,959	$(110,368,465)	$2,581,037

Exercise of options and warrants	55,556	6	61,106	-	61,112
Issuance of common stock	2,173,916	217	1,776,412	-	1,776,629
Net Loss	-	-	-	(688,301)	(688,301)
Balance, September 30, 2018	27,662,211	$2,766	$114,784,477	$(111,056,766)	$3,730,477

Balance, June 30, 2019	31,033,443	$3,103	$122,002,886	$(113,845,309)	$8,160,680

Exercise of options and warrants	56,848	6	64,641	-	64,647
Net Loss	-	-	-	(397,712)	(397,712)
Balance, September 30, 2019	31,090,291	$3,109	$122,067,527	$(114,243,021)	$7,827,615

See accompanying notes to condensed consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(2,552,087)	$(2,051,960)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	146,496	135,400
Stock-based compensation	356,228	69,309
Provision for doubtful accounts	22,667	-
Warrant market adjustment	652,025	286,631
Change in assets and liabilities:
Royalty receivables	(108,750)	(54,350)
Prepaid expenses and other current assets	(53,155)	(67,093)
Accounts payable and accrued expenses	(142,477)	7,100
Deferred revenue	21,095	38,142
Net cash used in operating activities	(1,657,958)	(1,636,821)

Cash flows from investing activities:
Purchases of fixed assets	(65,081)	(11,295)
Net cash used in investing activities	(65,081)	(11,295)

Cash flows from financing activities:
Net proceeds from issuances of common stock and warrants and exercise of options and warrants	5,770,545	3,311,111
Net cash provided by financing activities	5,770,545	3,311,111

Net increase in cash and cash equivalents	4,047,506	1,662,995

Cash and cash equivalents at beginning of period	2,969,416	1,737,847
Cash and cash equivalents at end of period	$7,016,922	$3,400,842

Supplemental disclosure of non-cash activities:
Right of use assets obtained in exchange for operating lease liabilities	$941,284	$-

See accompanying notes to condensed consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Notes to Condensed Consolidated Financial Statements

September 30, 2019

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019. The balance sheet at December 31, 2018 has been derived from the audited consolidated financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K relating to Research Frontiers Incorporated (the “Company”) for the fiscal year ended December 31, 2018.

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

The Company has historically utilized its cash, cash equivalents, short-term investments, and the proceeds from the sale of its investments to fund its research and development of SPD light valves, for marketing initiatives, and for other working capital purposes. The Company’s working capital and capital requirements depend upon numerous factors, including the results of research and development activities, competitive and technological developments, the timing and cost of patent filings, and the development of new licensees and changes in the Company’s relationships with its existing licensees. The degree of dependence of the Company’s working capital requirements on each of the foregoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements; the addition of new licensees may provide additional working capital or working capital requirements, and changes in relationships with existing licensees would have a favorable or negative impact depending upon the nature of such changes. We have incurred recurring losses since inception and expect to continue to incur losses as a result of costs and expenses related to our research and continued development of our SPD technology and our corporate general and administrative expenses. Our capital resources and operations to date have been substantially funded through sales of our common stock, exercise of options and warrants and royalty fees collected. As of September 30, 2019, we had working capital of approximately $7.6 million, cash of approximately $7.0 million, shareholders’ equity of approximately $7.8 million and an accumulated deficit of approximately $114.2 million. Our quarterly projected cash flow shortfall, based on our current operations adjusted for any non-recurring cash expenses for the next 12 months, is approximately $450,000-$550,000 per quarter. We may eliminate some operating expenses in the future, which will further reduce our cash flow shortfall if needed. We expect to have sufficient working capital for at least the next 3 years to fund operations based upon current expense levels.

In the event that we are unable to generate sufficient cash from our operating activities or raise additional funds, we may delay, reduce or curtail our operations. The Company may seek to obtain additional funding through future equity issuances. There can be no assurance as to the availability or terms upon which such financing and capital might be available. Eventual success of the Company and generation of positive cash flow will be dependent upon the commercialization of products using the Company’s technology by the Company’s licensees and payments of continuing royalties on account thereof. To date, the Company has not generated sufficient revenue from its licensees to fund its operations.

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

The Company used the above practical expedients as the transition method in the application of the new lease standard at January 1, 2019. The Company applied a policy election to exclude short-term leases from balance sheet recognition and elected certain practical expedients at adoption. As permitted, the Company did not reassess whether existing contracts are or contain leases, the lease classification for any existing leases or the initial direct costs for any existing leases which were not previously accounted for as leases, are or contain a lease. At adoption on January 1, 2019, an operating lease liability of $1,134,000 and an operating lease right of use asset of $941,000 were recorded. The operating lease liability was $193,000 more than the operating lease right of use asset due to unamortized lease incentive from periods prior to the adoption of the new lease standard. There was no cumulative earnings effect adjustment.

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

As of September 30, 2019, and December 31, 2018, the fair value of the Company’s financial assets and non-warrant liabilities including cash and cash equivalents, royalties receivable, accounts payable and accrued expenses approximated carrying value due to the short-term maturity of these instruments. The carrying value of the previous warrant liabilities was adjusted to fair value each reporting period using the Black-Scholes method to determine the fair value of the warrants. The issued warrants treated as warrant liabilities had different exercise prices depending on the date of exercise. The lowest exercise price for these warrants was used in the Black Scholes method to value the warrant liabilities since it was deemed a reasonable approximation of fair market value. The Company’s warrant liability was considered a Level 3 financial instrument and the corresponding liabilities were reclassified to equity during the three months ended June 30, 2019, therefore there was no warrant liability as of September 30, 2019. The estimated fair value for warrant liabilities for the period ended December 31, 2018 using the Black-Scholes method was $501,414.

Note 5. Patent Costs

The Company expenses costs relating to the development, acquisition or enforcement of patents due to the uncertainty of the recoverability of these items.

Note 6. Revenue Recognition

Company recognizes revenue in accordance with ASC 606 Revenue from Contracts with Customers (Topic 606). The standard provides a single comprehensive revenue recognition model for all contracts with customers and supersedes existing revenue recognition guidance. The revenue standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services.

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

The Company determined that its license agreements provide for three performance obligations which include: (i) the Grant of Use to its Patent Portfolio (“Grant of Use”), (ii) Stand-Ready Technical Support (“Technical Support”) including the transfer of trade secrets and other know-how, production of materials, scale-up support, analytical testing, etc., and (iii) access to new Intellectual Property (“IP”) that may be developed sometime during the course of the contract period (“New Improvements”). Given the nature of IP development, such New Improvements are on an unspecified basis and can occur and be made available to licensees at any time during the contract period.

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

The Company does not have any contract assets under ASC 606 as of September 30, 2019.

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

As of September 30, 2019, the Company has seven license agreements that are in their initial multiyear term (“Initial Term”) with continuing performance obligations going forward. The Initial Term of four of these agreements will end as of December 31, 2019, one will end as of December 31, 2020, one will end as of December 31, 2021, and one will end as of December 31, 2022. The Company currently expects that all seven of these agreements will renew annually at the end of the Initial Term. As of September 30, 2019, the aggregate amount of the revenue to be recognized upon the satisfaction of the remaining performance obligations for the seven license agreements is $282,632. The revenue for these remaining performance obligations for each of the seven license agreements is expected to be recognized evenly throughout their remaining period of the Initial Term.

Note 7. Fee Income

Fee income represents amounts earned by the Company under various license and other agreements relating to technology developed by the Company. During the first nine months of 2019, three licensees accounted for 10% or more of fee income of the Company; these licensees accounted for approximately 43%, 15% and 10% of fee income recognized during such period. During the first nine months of 2018, four licensees accounted for 10% or more of fee income of the Company; these licensees accounted for approximately 33%, 14%, 11% and 10%, respectively, of fee income recognized during this period. During the three-month period ended September 30, 2019, two licensees accounted for 10% or more of fee income of the Company; these licensees accounted for approximately 53% and 15% of fee income recognized during such period. During the three-month period ended September 30, 2018, three licensees accounted for 10% or more of fee income of the Company; these licensees accounted for approximately 33%, 14% and 14%, respectively, of fee income recognized during such period.

Note 8. Stock-Based Compensation

The Company has granted options/warrants to consultants. GAAP requires that all stock-based compensation be recognized as an expense in the financial statements and that such costs be measured at the fair value of the award at the date of grant. These awards generally vest ratably over 12 to 60 months from the date of grant and the Company charges to operations quarterly the current market value of the options using the Black-Scholes method. During the three and nine months ended September 30, 2019 and 2018 there were no charges related to options granted to consultants.

During the nine-month period ended September 30, 2018, the Company granted 150,182 fully vested options to employees and recorded share-based compensation of $69,309. All of the options granted to employees during the nine-month period ended September 30, 2018 occurred during the second quarter of 2018. The Company valued these grants using the Black-Scholes option pricing model with the following assumptions:

Fair value on grant date	$0.462
Expected dividend yield	0
Expected volatility	51%
Risk free interest rate	2.77%
Expected term of the option	5 years

During the nine-month period ended September 30, 2019, the Company granted 233,500 fully vested options to employees and directors and recorded share-based compensation of $356,228. All of the options granted to employees during the nine-month period ended September 30, 2019 occurred during the second quarter of 2019. The Company valued these grants using the Black-Scholes option pricing model with the following assumptions:

Fair value on grant date	$1.5256
Expected dividend yield	0
Expected volatility	61%
Risk free interest rate	1.84%
Expected term of the option	5 years

There was no compensation expense recorded relating to restricted stock grants to employees and directors during the three and nine months ended September 30, 2019 and 2018.

As of September 30, 2019, there were 1,166,500 shares available for future grant under our 2019 Equity Incentive Plan, which was approved by the Company’s shareholders in June 2019.

Note 9. Income Taxes

Since inception, the Company has incurred losses from operations and as a result has not recorded income tax expense. Benefits related to net operating loss carryforwards and other deferred tax items have been fully reserved since it was more likely than not that the Company would not achieve profitable operations and be able to utilize the benefit of the net operating loss carryforwards.

Note 10. Basic and Diluted Loss Per Common Share

Basic loss per share excludes any dilution. It is based upon the weighted average number of common shares outstanding during the period. Dilutive loss per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company’s dilutive loss per share equals basic loss per share for the periods ended September 30, 2019 and 2018, respectively, because all common stock equivalents (i.e., options and warrants) were antidilutive in those periods. The number of options and warrants that were not included (because their effect is antidilutive) was 3,324,213 and 2,975,985 for the three and nine months ended September 30, 2019 and 2018, respectively.

Note 11. Equity

During the nine months ended September 30, 2019, the Company received $1,170,546 in proceeds from the exercise of outstanding options and warrants and issued 1,060,718 shares of its common stock in connection with these exercises. In addition, during the nine months ended September 30, 2019, the Company issued 363,125 shares of its common stock in connection with the cashless exercise of 603,569 of its outstanding options and warrants. During the three-month period ended September 30, 2019, the Company received $64,647 in proceeds from the exercise of outstanding options and warrants and issued 56,848 shares of its common stock in connection with these exercises. There were no proceeds from the exercise of outstanding warrants and/or options during the three or nine month period ended September 30, 2018.

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

On September 7, 2018, the Company announced that it had sold common stock to a group of investors led by Gauzy Ltd., a licensee of the Company’s SPD technology (Gauzy). The aggregate proceeds from these stock offerings was $2.0 million. At the closing, the investors received 2,173,916 shares of Research Frontiers common stock at a price of $0.92 per share, as well as five-year warrants to purchase 1,086,957 shares of Research Frontiers common stock at an exercise price of $1.10, $1.20 or $1.38 per share depending on the exercise date. In connection with the issuance of certain of these warrants during the third quarter of 2018, the Company recorded $223,370 as a warrant liability upon the issuance of these warrants on August 13, 2018 and recorded a non-cash expense of $278,044 to mark the warrants to their estimated market value as of December 31, 2018. This resulted in a liability of $501,414 recorded on the Company’s December 31, 2018 balance sheet.

On or around May 30, 2019, the Company sold to accredited investors a total of 1,276,599 shares of common stock and warrants expiring May 31, 2024 to purchase 638,295 shares of common stock at an exercise price of $3.384, $3.666 or $4.23 per share depending on the exercise date. Research Frontiers Incorporated also sold to Gauzy, at a price of $1.38 per unit, with each unit comprised of one share of unregistered common stock and one half of one warrant. The warrant can be converted into one share of unregistered common stock at an exercise price of $1.656, $1.794 or $2.07 per share depending on the exercise date. Gauzy received a total of 724,638 shares of unregistered common stock and warrants expiring May 31, 2024 to purchase 362,319 shares of common stock. The aggregate proceeds from these stock offerings was $4.6 million.

Investors that participated in the May 30, 2019 offering agreed to amending/clarifying language to the terms of the warrants that they received in the September 7, 2018 offering. Those investors that received warrants in the September 7, 2018 offering that did not participate in the May 30, 2019 offering, separately agreed as of June 27, 2019 to the same amending/clarifying language used in the May 30, 2019 offering. The amending/clarifying language relating to the September 7, 2018 warrants does not allow for a net cash settlement option for the warrants even if no registered shares of common stock are available upon the exercise of the warrant. The Company recorded a non-cash expense of $0 and $652,025 respectively for the three- and nine-month periods ended September 30, 2019 to mark these warrants to their estimated market value as of their respective amendment/clarification date. The warrant liability was valued at $1,153,439 (including all valuation adjustments since their issuance) through the date of these new agreements and amendments and, based on the amended warrant terms, the warrant liability was reclassified to equity as of these dates.

As of September 30, 2019, there were 2,029,462 warrants outstanding.

Note 12. Leases

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

The Company has operating leases for certain facilities, vehicles and equipment with a weighted average remaining lease term of 5.4 years as of September 30, 2019. Operating leases are included in right of use lease assets, other current liabilities and long-term lease liabilities on the condensed consolidated balance sheet. Right of use lease assets and liabilities are recognized at each lease’s commencement date based on the present value of its lease payments over its respective lease term. The Company does not have an established incremental borrowing rate as it does not have any debt. The Company uses the stated borrowing rate for a lease when readily determinable. When the interest rates implicit in its lease agreements is not readily determinable, the Company used an interest rate based on the marketplace for public debt. The weighted-average discount rate associated with operating leases as of September 30, 2019 is 5.5%.

Operating lease expense for the three months ended September 30, 2019 was approximately $53,000 and approximately $164,000 for the nine months ended September 30, 2019. The Company has no material variable lease costs or sublease income for the nine months ended September 30, 2019. Subsequent to the Company’s adoption of the new lease accounting guidance on January 1, 2019, the Company recorded new right of use lease assets of approximately $900,000 and associated lease liabilities of approximately $1.1 million.

Maturities of operating lease liabilities as of September 30, 2019 were as follows:

September 30, 2019
For the remainder of 2019	$52,989
For the year ended December 31, 2020	213,146
For the year ended December 31, 2021	207,229
For the year ended December 31, 2022	213,320
For the year ended December 31, 2023	217,151
For the year ended December 31, 2024 and beyond	277,743
Total lease payments	1,181,578
Less: imputed lease interest	(166,630)
Present value of lease liabilities	$1,014,948

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The following accounting policies are important to understanding our financial condition and results of operations and should be read as an integral part of the discussion and analysis of the results of our operations and financial position. For additional accounting policies, see Note 2 to our December 31, 2018 consolidated financial statements, “Summary of Significant Accounting Policies.”

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

Three months ended September 30, 2019 compared to the three months ended September 30, 2018

The Company’s fee income from licensing activities for the three months ended September 30, 2019 was $462,869 as compared to $359,725 for the three months ended September 30, 2018, representing a $103,144 increase between these two periods. Higher fees in the automotive and aircraft markets were partially offset by lower fee income from licensees in the architect and display markets.

Operating expenses increased by $93,388 for the three months ended September 30, 2019 to $666,356 from $572,968 for the three months ended September 30, 2018. This increase was the result of higher marketing and investor relations cost ($29,000) and higher patent costs ($46,000).

Research and development expenditures increased by $16,721 to $207,368 for the three months ended September 30, 2019 from $190,647 for the three months ended September 30, 2018. This increase was the result of higher payroll and related costs ($13,000) plus higher allocated facility costs ($4,000).

In connection with the issuance of certain warrants during the third quarter of 2018, the Company recorded a non-cash expense of $286,631 to mark these warrant liabilities to their market value as of September 30, 2018. The warrant liability reclassified to equity as of the end of the second quarter of 2019, thus no adjustment in the market value of the warrant liabilities was needed for the three-month period ended September 30, 2019.

The Company’s net investment income for the three months ended September 30, 2019 was $13,143 as compared to $2,220 for the three months ended September 30, 2018. The difference was primarily due to higher cash balances available for investment.

As a consequence of the factors discussed above, the Company’s net loss was $397,712 ($0.01 per common share) for the three months ended September 30, 2019 as compared to $688,301 ($0.03 per common share) for the three months ended September 30, 2018.

Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018

The Company’s fee income from licensing activities for the nine months ended September 30, 2019 was $1,182,560 as compared to $1,117,849 for the nine months ended September 30, 2018, representing a $64,711 increase between these two periods. Higher fees in the automotive and aircraft markets were partially offset by lower fee income from licensees in the architect and display markets.

Operating expenses increased by $128,118 for the nine months ended September 30, 2019 to $2,356,875 from $2,228,757 for the nine months ended September 30, 2018. This increase was the result of higher non-cash charges related to the grant of fully-vested stock options to employees and directors ($230,000), higher investor relations and marketing costs ($49,000) and higher accounting fees ($42,000) partially offset by lower cash payroll and related costs ($154,000) and lower expenses relating to the Company’s discontinued VariGuard business unit ($75,000).

Research and development expenditures increased by $91,226 to $751,312 for the nine months ended September 30, 2019 from $660,086 for the nine months ended September 30, 2018. This increase was the result of higher cash payroll and related costs ($33,000), higher non-cash charges related to the grant of fully vested options to employees ($56,000), as well as higher allocated facility costs ($10,000).

In connection with the issuance of certain warrants during the third quarter of 2018, the Company recorded a non-cash expense of $652,025 for the nine months ended September 30, 2019 to mark these warrants to their market value through the date that they were reclassified to equity in 2019. The Company recorded a non-cash expense of $286,631 for the nine months ended September 30, 2018 to mark these warrants to their market value.

The Company’s net investment income for the nine months ended September 30, 2019 was $25,565 as compared to $5,665 for the nine months ended September 30, 2018. The difference was primarily due to higher cash balances available for investment.

As a consequence of the factors discussed above, the Company’s net loss was $2,552,087 ($0.09 per common share) for the nine months ended September 30, 2019 as compared to $2,051,960 ($0.08 per common share) for the nine months ended September 30, 2018.

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

During the nine months ended September 30, 2019, the Company’s cash and cash equivalents balance increased by $4,047,506 principally as a result of cash proceeds of $5,770,545 from the issuance of common stock and the exercise of warrants, partially offset by cash used for operations of $1,657,958 and cash used for the purchase of property and equipment of $65,081. As of September 30, 2019, the Company had cash and cash equivalents of $7,016,922, working capital of $7,591,547 and total shareholders’ equity of $7,827,615.

Our quarterly projected cash flow shortfall, based on our current operations adjusted for any non-recurring cash expenses for the next 12 months, is approximately $450,000-$550,000 per quarter. We expect to have sufficient working capital for at least the next 3 years of operations. We may seek to eliminate some operating expenses in the future to reduce our cash flow shortfall.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We designed our disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2019, and, based on their evaluation, have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 7, 2019

