Form 10-K
period 2019-12-31
RESEARCH FRONTIERS INC
filed 2020-03-12
CIK 793524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of

THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019	Commission File Number 000-14893

RESEARCH FRONTIERS INCORPORATED

(Exact name of registrant as specified in its charter)

DELAWARE	11-2103466
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

240 CROSSWAYS PARK DRIVE
WOODBURY, NEW YORK	11797-2033
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (516) 364-1902

Securities registered pursuant to Section 12(b) of the Act:	Name of Exchange
Title of Class	on Which Registered
Common Stock, $0.0001 Par Value	The NASDAQ Stock
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
Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter), computed based on the closing sale price of $3.33 was $79,350,170. In making this computation, all direct and indirect shares known to be owned by directors and executive officers of the Company and all direct and indirect shares known to be owned by other persons holding in excess of 5% of the Company’s common stock have been deemed held by “affiliates” of the Company, and awards of restricted stock subject to vesting are assumed to have been fully issued and outstanding. Nothing herein shall prejudice the right of the Company or any such person to deny that any such director, executive officer, or stockholder is an “affiliate.”

On March 12, 2020, the registrant had 31,411,107 shares of Common Stock outstanding.

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

General:

As used herein, “we,” “us,” “our,” the “Company” or “Research Frontiers” means Research Frontiers Incorporated unless otherwise indicated. Research Frontiers operates in a single business segment which is engaged in the development and marketing of technology and devices to control the flow of light (see Note 1 to the Consolidated Financial Statements). We develop and license our patented suspended particle device (“SPD-Smart”) light-control technology to other companies that manufacture and/or market the: (i) SPD-Smart chemical emulsion, (ii) light-control film made from the chemical emulsion, (iii) the light-control panels made by laminating the film, (iv) electronics to power end-products incorporating the film, or (v) lamination services for, and the end-products themselves such as “smart” windows, skylights and sunroofs. Research Frontiers currently has over 40 companies that, in the aggregate, are licensed to primarily serve five major SPD-Smart application areas (aerospace, architectural, automotive, marine and display products) in every country of the world.

The Company has entered into a number of license agreements covering its light control technology. During 2019, three licensees accounted for 38%, 12% and 10%, respectively, of fee income recognized for the year. During 2018, four licensees accounted for 35%, 13%, 11% and 10%, respectively, of fee income recognized during the year.

Research Frontiers was incorporated in New York in 1965 to continue early work that Dr. Edwin Land, founder of Polaroid Corporation, and others had done in the area of light-control beginning in the 1930s. Research Frontiers was reincorporated in Delaware in 1989. Since 1965, Research Frontiers has actively worked to develop and license its own SPD technology, which it protects using patents, trade secrets and know-how. Although patent and trade secret protection is not a guarantee of commercial success, Research Frontiers currently has 235 patents that have been issued worldwide. In addition, the Company has current patent applications in the US and other countries that if granted, would add a significant number of additional patents to its portfolio. The Company has and continues to devote significant resources to develop, license and protect its intellectual property position.

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

Research Frontiers believes that the SPD industry is in the initial phase of growth. SPD light-control technology may have commercial applicability in many products where variable light-control is desired. Some existing product applications for SPD-Smart glass or plastic include the following:

●	Automotive:
sunroofs, sun visors, side windows and rear windows;

●	Aerospace and marine:
windows, doors, partitions, sun visors, and skylights;

●	Architectural:
commercial and residential windows, doors, skylights, and partitions for new construction, replacement, and retrofit applications.

In addition to the product applications listed above, SPD-SmartGlass technology may also offer potential benefits in the development of new flat panel displays, light conservation panels, neonatal and other incubators, consumer electronics, eyewear, self-dimming automotive rear-view mirrors and other reflective information displays. However, such products need additional product design, engineering or testing before the commercial potential of such SPD-SmartGlass products can be determined.

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

Beginning in late 2011, higher volume sales of SPD products commenced with the launch by Daimler AG of the Magic Sky Control™ all glass roof option on their Mercedes-Benz SLK (subsequently renamed SLC). In early 2012, sales of the Magic Sky Control™ all glass roof option commenced on their Mercedes-Benz SL. In mid-2014, sales of the Magic Sky Control™ all glass roof option commenced on the new S-Class Coupe with other Mercedes-Benz S-Class variants began offering the Magic Sky Control™ all glass roof option in 2015 and 2016. These vehicles are reaching the latter part of their model lifecycle. In some cases, such as the SLC and S-Class Coupe, there has been indications that these models may be discontinued completely at the end of their current model lifecycle. In the case of the SL roadster, it is expected that the next version of the SL roadster might use a canvas roof instead of the current switchable and static tint glass roofs. It has not been announced whether plans for the next models of the S-Class and Maybach vehicles will include any switchable glass technology in the sunroofs or windows.

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

As part of their marketing and branding programs, many of our licensees have developed their own trademarks for SPD-Smart emulsion, film, and end-products and these are listed in their respective press releases, product brochures, advertising and other promotional materials. Research Frontiers uses the following trademarks: SPD-Smart™, SPD-SmartGlass™, VaryFast™, SPD-CleanTech™, SPD Clean Technology™, SmartGlass™, The View of the Future - Everywhere you Look™, Powered by SPD™, Powered by SPD-CleanTech™, Powered by SPD Clean Technology™, SG Enabled™, SPD Green and Clean™, SPD On-Board™, Speed Matters™ and Visit SmartGlass.com - to change your view of the world™.

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

Employees:

On March 9, 2020, the Company had eight full-time employees, two of whom are technical personnel, and the rest of whom perform legal, finance, marketing, investor relations, and administrative functions. Of these employees, two have obtained doctorates in chemistry and one has extensive industrial experience in electronics and electrical engineering. Two employees also have additional postgraduate degrees in business administration, and one has a doctorate in jurisprudence. Also, the Company’s suppliers and licensees have people on their teams with advanced degrees in a number of areas relevant to the commercial development of products using the Company’s technology. The success of the Company is dependent upon, among other things, the services of its senior management, the loss of which could have a material adverse effect upon the prospects of the Company.

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

In October 2019, MarketsandMarkets issued Smart Glass Market by Technology (Suspended Particle Display, Electrochromic, Liquid Crystal, Photochromic, Thermochromic), Application (Architecture, Transportation, Consumer Electronics), and Geography - Global Forecast to 2023. This market research report concludes that the smart glass market is expected to grow from USD $2.8 billion in 2016 to reach USD $8.35 billion by 2023, with a growth rate of 16.6% between 2017 and 2023. Key conclusions in this report included:

●	Smart glass, especially active glass, provides a higher control over heat and light at the will of the user, thereby providing considerable electricity cost-savings and conclusively making the construction spaces more environment-friendly.

●	Smart glass technology has been in existence for the last few decades; however, its demand is gathering momentum on account of improved innovation in raw materials and technologies and the possibility for new applications across various sectors. North America and Europe have been at the forefront of this trend. Smart glass demand is growing in the Asia Pacific region on account of its growing building and construction, electronics, and transportation sectors.

●	One of the biggest hindrances to the growth of smart glass industry demand is its higher cost. The higher cost of raw material and its limited availability is undermining its penetration at a larger scale. Constant innovations are happening in terms of raw material, product design, and work capacity, which will simultaneously attract new users and provide opportunity to manufacturers to rationalize the product cost over the forecast period.

In June 2019, Grand View Research issued Smart Glass Market Size, Share & Trends Analysis (SPD, PDLC, Liquid Crystal, Electrochromic), By Application (Consumer Electronics, Architectural Transportation), And Segments Forecast, 2019-2025. This market research report concludes that the smart glass market is expected to grow from USD $3.7 billion in 2018 to reach USD $8.6 billion by 2025 reflecting a growth rate of 15.2%. Key conclusions in this report include:

●	Smart glass has gained importance due to its inherent capability of thermal and acoustic insulation, energy conservation, and aesthetic 3D designer proposition.

■	The automotive and residential applications have witnessed a dynamic phase change in functionalities from legacy weather protection features to seclusion apparatus and advanced energy-conserving.

■	Architecturally advanced construction philosophies incorporating the installation of large windows in the majority of buildings are projected to drive demand in Europe.

●

The transportation segment accounted for the highest market share in 2018 and is projected to retain its leading position throughout the forecast years. The segment is further categorized into automotive, aircraft, and marine.

■	Automotive sector is the largest consumer of switchable glass and captured the largest revenue share of more than 70% in 2018.

■	The technology provides protection from UV rays and controls heat inside the vehicles by limiting energy consumption.

■	Initiative for reducing CO2 emissions and minimizing energy consumption are encouraging manufacturers to develop anti-heat glass and glazing solutions.

■	High demand for luxury automobiles, especially in Asia Pacific, is driving the market growth.

■	Major aerospace manufacturers, such as The Boeing Company, Beechcraft Corporation, Airbus SA, Bombardier Inc., and Embraer S.A., are shifting towards electronically dimmable windows.

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

Aircraft Market:

In the aircraft industry, there is a trend towards larger windows with more passenger control and functionality. In the “transport category” (primarily large commercial passenger aircraft) segment, the world’s two largest aircraft manufacturers are both promoting the size of the windows in new aircraft platforms already being delivered (e.g. Boeing 787 and Airbus A350). In the “general aviation” category (primarily business jets, private or chartered smaller aircraft) this trend is true as well. For example, Gulfstream is promoting the size of the windows on their G650 platform, and Bombardier highlights the size of the cabin window on the Global 7000 and 8000 platforms. Several OEMs either already offer, or have announced their interest to include, electronically dimmable windows in their aircraft – including Boeing, Airbus, Bombardier, Embraer, Textron-Beechcraft, HondaJet, Airbus Helicopter, Bell Helicopter, Dassault, Epic and One Aviation. Electronically dimmable windows for aircraft may use SPD technology, or may use other smart window technologies such as liquid crystal or electrochromic technology. A window system using electrochromic technology was introduced in the Boeing 787. There have been concerns raised that this aircraft’s electronically dimmable windows are not dark enough for long haul flights, transmit too much heat into the cabin, and have a switching speed that is too slow.”

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

Marine Market:

In the marine application, where light-control needs are especially important, many yacht manufacturers currently employ less than ideal glazing solutions as they try to satisfy various shading and solar control objectives. For example, some report having to use as many as five different types of glass in a typical yacht to satisfy diverse glazing needs. SPD-Smart marine products can reduce the number of different types of glass used in these yachts because of their increased functionality, superior performance and versatility. SPD-Smart marine products provide an innovation that allows these operators to manage incoming light, glare and heat while achieving privacy or maintaining one’s view as desired.

Historical Background and Recent Developments:

1.	SPD-Smart Film Production

Hitachi Chemical

An important material used in SPD-Smart end-products is SPD light-control film that varies the tint of glass or plastic. In early 2007, our licensee Hitachi Chemical began producing its initial SPD-Smart light-control film on its first factory line. During the second half of 2009, Hitachi Chemical announced that it had begun mass production on its new, larger capacity production line and expanded its annual production capacity to 400,000 square meters (over 4.3 million square feet).

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

Gauzy initially announced that its Tel-Aviv film production line has a capacity to produce up to 364,000 square meters of film per year per shift, and that its initial production will be 1.2 meters wide, and in 2019 it planned on expanding its SPD film coating capabilities to 1.5 meters wide rolls, and in 2020 to 1.8 meters wide rolls. In February 2019 Gauzy announced that it would be expanding its SPD film production capacity by having SPD emulsion produced in Tel Aviv and that this emulsion would be coated into SPD-Smart light control film in a new dedicated factory being build by Gauzy in Stuttgart, Germany.

In December 2019, Gauzy Ltd. celebrated the opening of its second production facility in Stuttgart, Germany to produce SPD-Smart light control film for the entire SPD-SmartGlass industry. This state-of-the-art facility, with specially designed coating and curing areas, will give Gauzy the capacity to coat over one million square meters of SPD film per year in widths of up to 1.8 meters.

Customers for Hitachi Chemical’s and Gauzy’s SPD-Smart film are end-product licensees of Research Frontiers. These licensees receive the film, laminate it between glass or plastic substrates, and then fabricate end-products which are sold into various industries. Most end-product licensees pay Research Frontiers a royalty on the sale of these end-products that typically range from 10-15%.

Others

Other companies are currently licensed by Research Frontiers to sell SPD-Smart light-control film to licensees of Research Frontiers. None of these other companies has yet announced commercial SPD film for sale.

2.	SPD-Smart Automotive Products:

Research Frontiers and its licensees are currently working with multiple automotive manufacturers to introduce SPD-Smart windows, sunroofs and roof systems on both concept and production vehicles. Research Frontiers’ end-product licensees in this sector include industry leaders American Glass Products, Asahi Glass, Custom Glass, Daimler AG, Isoclima, Pilkington Glass, Pittsburgh Glass Works, Saint-Gobain, SER, and Vision Systems. The Company’s automotive glass licensees account for the majority of all glass produced for the automotive market throughout the world.

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

In late 2014, Daimler AG began offering its Magic Sky Control™ as an option on the new Mercedes-Benz S-Class Coupe. In 2015, other S-Class variants (i.e. Standard Wheel base W222, Long Wheel Base V222, Maybach S600 X222 and the Maybach Pullman Limousine) began offering Magic Sky Control™ as an option. The current Mercedes-Benz S-Class is the third large-scale serial production vehicle to offer Magic Sky Control™ using SPD-Smart technology.

The S-Class Coupe offers the largest panoramic Magic Sky Control™ roof ever put into serial production. The surface area of the panoramic roof using SPD-SmartGlass technology on the S-Class is approximately three times the size of the roof glass used on the current SLC and SL roadster. With the addition of the new 2018 S450 and S450 4MATIC S-Class Sedans, a total of 14 Mercedes-Benz model variants now offer this remarkable panoramic smart glass roof:

●	S 450 S-Class Sedan

●	S 450 4MATIC S-Class Sedan

●	S 560 4MATIC S-Class Sedan

●	AMG S 63 S-Class Sedan

●	Mercedes-Maybach S 560 4MATIC

●	S550 4MATIC S-Class Coupe

●	AMG S63 S-Class Coupe

●	AMG S65 S-Class Coupe

●	SLC 300 Roadster

●	AMG SLC 43 Roadster

●	SL 450 Roadster

●	SL 550 Roadster

●	AMG SL63 Roadster

●	AMG SL65 Roadster (Standard Equipment)

A key factor in the broad adoption of SPD technology in various automotive windows is its cost. Typically, the cost for new technology products decreases as production volumes increase. The price per square foot of SPD-SmartGlass reported by our licensees has gone down over time in the automotive market. Royalties from the Magic Sky Control panoramic roofs generate a royalty of 10% of the selling price of these roofs by our licensees to Daimler. The roofs on the S-Class are approximately two to three times the surface area of the roofs on the SLC and SL vehicles.

Research Frontiers believes that the addition of the S-Class car model is also significant because it applies our SPD-Smart light-control technology to the broader class of vehicles by moving beyond roadsters to coupes and passenger sedans. Historically, since its debut over 40 years ago, the S-Class represents the premier platform to introduce new technologies to the customer, which in many cases expand to the other less expensive model lines within the Mercedes-Benz brand.

In November 2015 at the Los Angeles Auto Show, Mercedes-Benz launched a refreshed Mercedes-Benz SL. The press release from Mercedes-Benz stated, “Another feature which has been retained is the unique optional extra MAGIC SKY CONTROL: when closed, the panoramic vario-roof automatically changes from dark to transparent or vice-versa within just a few seconds.” The MAGIC SKY CONTROL feature is a carry-over from the previous model. Other new features include a new front end, new headlamps, more powerful engines, and a new transmission, among many others.

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

Other automakers continue to develop and evaluate the use of SPD technology in their windows systems. Such window systems include sunroofs, side-windows, rear-windows and sun visors. Some automakers and their suppliers have incorporated SPD-SmartGlass in concept vehicles, with some of these concept vehicles being exhibited at major auto shows:

●	March 2019:

At the 2019 Geneva Auto Show, Mercedes-Benz SLC roadster, SL roadster, S-Class Sedan and Maybach vehicles in serial production were presented using the Company’s SPD-SmartGlass technology.

In addition, two new production cars by McLaren Automotive featured SPD-SmartGlass technology in their roofs: the McLaren 720S Spyder and MacLaren Speedtail. The McLaren 720S Spyder is currently in production and the McLaren Speedtail is expected to be in production in 2019 with delivery to customers having begun in January 2020. Since then, McLaren has included SPD-SmartGlass in additional production models.

●	January 2019:

At least four different companies showcased SPD-Smart products at CES 2019 in the automotive and consumer electronics industries.

●	November 2018:

Two concept electric vehicles debuted at the 2018 Los Angeles Auto Show featured SPD-SmartGlass and were also showcased at various automotive and other major industry trade shows during 2019 and early 2020. These two vehicles are scheduled to be in production in 2020.

At various trade shows beginning with electronics 2018 in Munich in November, Texas Instruments demonstrated a control unit reference design (TIDA-020013) created to more intelligently and efficiently power SPD-SmartGlass electronically dimmable glass using a standard 12-volt automotive battery. The interactive demonstration is paired with gesture control to lighten or tint glass with the SPD-SmartGlass technology.

The SPD-SmartGlass sunroof application gives occupants more control over the lighting in their car, removes unwanted heat, light and glare, and increases the driving range of electric vehicles. It also miniaturizes the electronics package and reduces the cost of the entire system to the auto maker, while also improving power efficiency. Engineers can use the TI reference design to accelerate their own designs using electronically dimmable glass. The design includes TI’s highly efficient power management circuits and a 32-bit C2000™ real-time MCU to help generate the necessary signal to drive and control substantial surface areas.

●	January 2018:

A number of different companies showcased SPD-Smart products at CES 2018. In the automotive industry, Fisker debuted its new Fisker E-Motion with a unique and innovative four-segment SPD SmartGlass roof. In addition to use in its large curved panoramic roof, Fisker says that it plans to offer SPD-SmartGlass technology on the side windows of this new electric vehicle.

Continental Corporation (“Continental”) also showcased its Intelligent Glass Control system using SPD technology at CES 2018 to demonstrate how it makes cars safer, more private and comfortable, lighter and more energy-efficient.

●	January 2017:

Corning introduced a concept car that features an SPD-SmartGlass panoramic roof and rear glass at the 2017 Consumer Electronics Show. This large roof and curved rear glass is made using SPD-SmartGlass light-control film laminated between Corning’s Gorilla® Glass, a special chemically-strengthened thin and lightweight glass.

At the 2017 Consumer Electronics Show, Continental Corporation (“Continental”) showcased an advanced version of its SPD-equipped vehicle that it originally showcased at the 2016 Consumer Electronics Show. This vehicle has enhanced and more sophisticated electronics, Continental indicated that its Intelligent Glass Control system increases passenger comfort and lowers CO2 emissions by keeping the interior of the vehicle cooler. As a result, smaller, more efficient and lighter air conditioning units could be used. Calculations showed a reduction in CO2 emissions of four grams per kilometer. Continental also estimates that its Intelligent Glass Control system can increase the driving range of electric vehicles by 5.5%

●	January 2016:

Continental Corporation showcased its “Intelligent Glass Control” system on a demonstration vehicle at a special event at the Consumer Electronics Show (CES) in Las Vegas. This vehicle, a Ford Mondeo station wagon, used SPD-SmartGlass technology to enable the glass in all eleven side and rear windows and in the top sun visor portion of the windshield to change its transparency and darken instantly through electric control signals.

●	March 2015:

The Lincoln Motor Company, the luxury automotive brand of the Ford Motor Company, introduced the Lincoln Continental Concept car using an SPD-SmartGlass electronically tinting sunroof. This Lincoln Continental Concept car featuring SPD-SmartGlass also made its Asian debut at Auto Shanghai in April 2015.

●	September 2012:

BMW debuted at the Paris Motor Show its new BMW Concept Active Tourer. This vehicle’s entire composite glass roof uses patented SPD-SmartGlass technology.

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

While the highest volume market for which SPD-Smart technology is being developed is new car production by the world’s automakers, the aftermarket upgrade market also presents opportunities in the automotive market. Research Frontiers licensee American Glass Products (AGP) is offering its Vario Plus Sky SPD-SmartGlass to the automotive aftermarket as well as to the automotive OEM market for serial production. In March of 2013, Research Frontiers announced that it had added two new licensees, Tint-It JSC and Advnanotech, both of whom are targeting the automotive aftermarket in Russia. In May of 2017, Hanamac International Ltd. acquired a license from Research Frontiers to produce and sell SPD-SmartGlass automotive windows for the South Korean aftermarket.

In August 2019, Research Frontiers licensed São Paulo, Brazil based SER Company to make SPD-SmartGlass primarily for the automotive armored glass aftermarket in Brazil. SER Company is a Brazilian leader in the development of technologies and solutions for ballistic cars in the protection and security sector.

4.	Recreational Vehicles//Motor Homes/Busses and Motorcoaches:

●	January 2019:

Vision Systems exhibited its SPD-SmartGlass technology for the coach marketplace at UMA Expo.

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

Global Caravan Technologies, Inc. unveiled the CR-1 Carbon which features the MagicView™ roof and MagicView™ windshield with SPD-SmartGlass. This special glass, which totals 28 square feet, was jointly developed with Research Frontiers’ licensee Vision Systems. SPD nanotechnology on this vehicle allows infinitely variable control of privacy between blackout and clear and can be controlled by any smart-phone or other smart-devices. In addition to controlling the level of light and glare coming into the RV, the MagicView™ SPD-SmartGlass on RVs offers many other advantages. This technology provides unsurpassed thermal insulation: SPD-SmartGlass substantially rejects solar heat from entering RVs through windows. The SPD-SmartGlass achieves its maximum dark state when the RV is parked/turned off and no power is consumed.

●	January 2012:

Vision Systems announced that Notin, manufacturer of motorhomes and campers, selected Visions Systems’ Nuance brand of SPD-SmartGlass for the skylight of Notin’s Angara luxury motorhome. In October 2013 at Busworld 2013, Vision Systems showcased a new sun visor using SPD-Smart light-control film technology and a light sensor to automatically and dynamically adjust the sun visor to deal with changing light and glare conditions. Vision Systems indicated that it has been working for almost two years with a major automotive OEM to test the ease of installation, reliability, design and performance of its new sun visor in real world conditions. It further indicated that customer reaction regarding the effectiveness and ease of use of this product has been excellent. The fact that this feature can be installed in the aftermarket should bring these benefits to a wider range of drivers.

5.	Rail Transport:

●	September 2018:

Innotrans, the leading international trade fair for transport technology, was the stage for the world premier of new EDW solutions using SPD-SmartGlass technology. AGC and Vision Systems launched their respective latest generations of SPD-SmartGlass EDWs for the rail industry. In addition, Continental also new electronic control products for SPD-SmartGlass EDWs at the show.

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

In addition to the above information, Vision Systems confirmed at Innotrans that it was working on other high-volume train projects with major commuter train manufacturers and operators.

AGC at InnoTrans

AGC, a leading Tier 1 supplier of transparencies to the rail industry for over 50 years, is also prominently featuring SPD-SmartGlass EDWs. In a recent article entitled AGC at Innotrans with smart glass for transportation, it was noted, “AGC’s booth will feature AGC’s smart glasses for transportation… Wonderlite light control glazing, that switches from clear to dark at the simple touch of a button.” Wonderlite is AGC’s brand name for its SPD-SmartGlass EDWs.

Global Rail News published an article about Continental at Innotrans, noting, “The level of transparency… of the glass can be adjusted via a control system, which can be programmed to respond to external conditions, such as sensor data on sunlight intensity.”

Continental at InnoTrans

Continental unveiled a number of new innovations, including an intelligent technology for darkening glass panes and a range of individual surface designs…. The ‘Intelligent Glass Control’ (IGC) system by Continental provides passengers with the flexibility to adjust the amount of light and the color of their window or other glazed areas to suit their needs. The technology, which was originally developed for the automotive industry, relies on a film sandwiched between two panes of glass and connected to an electronic control unit (ECU).

●	September 2017:

Vision Systems announced to the press in September 2017 that it had just signed a contract to supply SPD-Smart Nuance windows for a new proposed special Shinkansen bullet train which will be put in service for the 2020 Tokyo Olympics.

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

Vision Systems, with its customers/strategic partners, exhibited many different types of SPD-Smart products at InnoTrans 2016. Products included:

(a)	A full-scale train cabin mockup equipped with many SPD-Smart passenger windows

(b)	SPD-Smart windows with integrated transparent information displays

(c)	SPD-Smart contrast enhancement filters for displays

(d)	SPD-Smart windows with multi-zone switching capabilities

(e)	Train passenger SPD-Smart windows

(f)	Aftermarket driver cabin SPD-Smart windows

●	September 2014:

In September 2014, Poma (a leading supplier of cable transport systems) showcased at Innotrans 2014 its Cabine H2 cable car. The windows in this cable transport vehicle used Research Frontiers licensee Vision Systems’ “Nuance” SPD solution. Innotrans 2014 is the largest international trade fair for rail transport technology with over 160,000 visitors and is held every two years in Berlin, Germany. At this fair, Bombardier featured its “FLEXITY 2” tram platform using an electronically dimmable window produced by Vision Systems. In addition, AGC, one of the largest producers of flat glass in the world, featured its “WONDERLITE” SPD-SmartGlass train window.

6.	Automotive Armored Glass Market:

Within the automotive market, a potentially additional sector is the armored glass market. Armored glass (sometimes referred to as “transparent armor” and “bullet-resistant glass”) encompasses the military, non-military government, and civilian markets. In addition, SPD-Smart technology in this market not only provides the benefits of light-control and UV blockage, it also enhances security by introducing darker tints and privacy. A number of the Company’s licensees including American Glass Products, GKN, Isoclima, SER and Pittsburgh Glass Works are recognized industry leaders in the armored glass market.

In August 2019, Research Frontiers licensed São Paulo, Brazil based SER Company to make SPD-SmartGlass primarily for the automotive armored glass aftermarket in Brazil. SER Company is a Brazilian leader in the development of technologies and solutions for ballistic cars in the protection and security sector.

7.	SPD-Smart Aircraft Products:

Four aircraft manufacturers have announced that they have selected SPD-Smart dimmable window products as standard or optional equipment for their production aircraft:

●	Honda Aircraft Company:

The HondaJet, with first delivery in December 2015, comes with SPD-Smart electronically dimmable windows as standard equipment on all passenger windows.

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

The Falcon 5X was scheduled to come with SPD-Smart electronically dimmable skylights as standard equipment. Subsequently, however, Dassault announced in December 2017 that it was terminating the Falcon 5X program and announced the launch of a new Falcon program featuring the same cross section as the Falcon 5X. This aircraft is scheduled to enter into service in 2022. No decision regarding the use of SPD-Smart electronically dimmable windows has been made for this new program.

Other aircraft manufacturers and their suppliers continue to develop and evaluate the use of SPD technology in their window systems. Aircraft manufacturers and SPD product suppliers have incorporated SPD-Smart electronically dimmable windows in mockups, with some of these mockups being exhibited at major aviation shows:

●	April 2019:

Vision Systems presented its SPD-Smart EDWs at the Aircraft Interiors Expo (AIX) in Hamburg, Germany. Its system delivers important passenger experience benefits including a cooler and quieter cabin due to remarkable thermal and acoustic insulation. The following chart summarizes some of the performance advantages highlighted at the show that Vision Systems’ SPD-Smart EDWs have over electrochromic EDWs:

	SPD-Smart EDW	Electrochromic EDW
Switching Speed	0.5 – 3 Seconds	Minutes

Uniform Tinting	Yes	No

Heat-Blocking When Aircraft on Ramp and Unpowered	Extremely High: Switches to Darkest State	Poor – Moderate: Switches to Clearest State

Noise Blocking	Extremely High	Poor – Moderate

Multizone Tinting	Yes	No

Replaces Dust Pane	Yes	No

Integrated Electronics	Yes	No

Ability to Include PDLC Film For Additional Blackout and Privacy	Yes	No

Integrated Information Display	Yes	No

Integrated Touch Panel	Yes	No

●	October 2018:

Vision Systems presented its second-generation SPD-Smart EDWs, branded Nuance V2, with enhanced optics and a lower cost at the NBAA business aviation show. The solutions on display at Vision Systems’ NBAA included:

○	Multizone: This Nuance V2 solution allows independent control of light and glare through different “zones” of an SPD-Smart EDW, to any level of tint.

○	Variable light control with diffused light / privacy control: This SPD-Smart solution enables instant and precise dimming from clear to very dark, plus an opaque white or dark feature for privacy and enjoying soft, diffused daylight through the EDW.

○	Interactive: Vision System’s Info-Vision is the first smart information window integrating SPD-Smart and electroluminescent technologies. This economical innovation, for use in windows and cabin dividers, provides passengers with travel and other information right on the window. The tint of the Info-Vision EDW can automatically adjust in real-time, providing optimal contrast and readability.

○	Cabin Divider: The Nuance V2 cabin divider enables adjustable levels of privacy between classes and allows flight attendants the ability to view multiple cabins whenever needed.

●	April 2018:

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

ONE Aviation announced the selection of the ALTEOS EDW by PPG for its new Eclipse 700 aircraft. The Eclipse 700 aircraft is an upgraded version of its Eclipse 500/550. The Alteos EDW utilizes the NUANCE V2 shading product by Vision Systems that uses SPD-Smart light-control technology from Research Frontiers. As ONE Aviation stated in the announcement, “A priority at ONE Aviation is to maximize ease of use and passenger comfort. The PPG ALTEOS system provides both with simple and effective control of window shading.”

●	May 2017:

Vision Systems and PPG Aerospace announced that they have reached a commercial agreement to work together on developing new applications utilizing Vision Systems’ EDW shading solutions for aircraft. These solutions use Research Frontiers’ SPD-Smart EDW technology and also combine the considerable experience that both PPG Aerospace and Vision Systems have in supplying the aircraft industry with EDW systems. As stated in their press release, “The agreement provides a framework for PPG and Vision Systems to pursue opportunities in commercial, regional, military and general aviation applications that capitalize on each company’s expertise.”

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

Easier SPD-Smart EDW control switches from InspecTech Aero Service were featured at the EBACE aircraft show on the newly redesigned King Air 350i and 250 that were on display by Textron-Beechcraft. Also, at EBACE it was reported that the King Air C90GTx (the third King Air to offer SPD-Smart EDWs as standard equipment) has received FAA certification, and Textron highlighted the improved EDWs on its newly redesigned aircraft as an important cabin enhancement.

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

Epic Aircraft featured SPD-Smart windows in the mock-up of its upcoming E1000 aircraft. The mock-up was unveiled at 2014 NBAA in Orlando, Florida.

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

BAE Systems featured SPD-Smart electronically dimmable windows in its cabin management system mock-up at the 2014 Hamburg Airshow. The windows can be controlled by the BAE system.

Vaupell featured an SPD-Smart electronically dimmable window in its commercial airliner window assembly at the 2014 Hamburg Airshow.

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

Eurocopter featured SPD-Smart windows, and SPD-Smart cabin partitions, in the mock-up of its EC175 helicopter. The mock-up was unveiled at EBACE 2013 in Geneva, Switzerland.

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

InspecTech announced enhancements to its electronics architecture used to control its iShade to enable the SPD-Smart electronically dimmable windows to switch to their clearest state in the event of a power loss – that was a request made by certain OEMs. InspecTech’s iShades now offer “the best of both worlds” - when unpowered on the ramp, the windows automatically switch to their darkest, maximum heat-rejecting state, and when in the air, they instantly switch to the clear state in the event of a loss of power.

InspecTech announced improvements to its iShade iQ including a higher light transmission, greater contrast ratio, unprecedented optical clarity, superior acoustic and thermal insulation properties, and lighter weight.

●	March 2012:

At the 2012 Aircraft Interiors Expo in Hamburg, Germany, Isoclima S.p.A. announced that Isoclima’s CromaLite brand of SPD-Smart aerospace windows made its world premiere. CromaLite is Isoclima’s SPD-Smart solar control glazing product and enables users to efficiently control the transmitted solar radiation in both the visible and the solar range. Dr. Alberto Bertolini, Executive Director of Isoclima, commented: “Our CromaLite brand of SPD-Smart window offers many valuable light-control benefits: instant shading, glare control, UV rejection, the desire for passenger comfort, and keeping aircraft cool when they are on the ground. We are very excited by the reactions we have received from OEMs and cabin designers who are here at the Aircraft Interiors Expo and are excited about our growing portfolio of SPD-Smart CromaLite solutions for the transportation and architectural markets.”

Vision Systems announced that the company has invested over $750,000 to expand its existing factory in France to add a production facility dedicated to the manufacture of its SPD-Smart Nuance and Noctis aerospace and transportation windows and cabin dividers.

●	November 2011:

Bombardier Aerospace featured SPD-Smart aircraft windows in its CSeries aircraft cabin mock-up at the 2011 Dubai Airshow, equipping the business class windows in its mock-up with SPD-Smart aerospace windows.

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

Research Frontiers and its licensees are currently working with multiple architectural customers to introduce SPD-Smart products including windows, skylights, partitions and doors. The architectural markets for these products are highly fragmented and in general have a high sensitivity to price. In the near term, the Company expects SPD-SmartGlass products primarily will be commercialized in specialty applications and/or sectors that value its distinctive performance attributes including fast switching speed regardless of window size, a very wide range of visible light transmission, infinite light-control between its dark and clear states, and availability in unusual shapes and sizes. Research Frontiers’ end-product licensees in this sector include industry leaders such as: American Glass Products (AGP), Asahi Glass, Cricursa Cristales Curvados, Gauzy, Glatic, Innovative Glass, Isoclima, LTI SmartGlass, NSG UMU Products Co., Ltd Prelco, Isoclima, Smartglass International and Traco (a business unit of Alcoa).

In December 2019, Research Frontiers licensed Seoul, South Korea based Glatic Co., Ltd. to produce and sell SPD-SmartGlass smart windows for the South Korean architectural market.

In January 2017, Research Frontiers and NSG UMU Products Co., Ltd. announced that UMU Products has acquired a license from Research Frontiers to produce and sell SPD-SmartGlass architectural intelligent products throughout the United States, Canada, Mexico, Japan, the People’s Republic of China and Taiwan. The non-exclusive license grants UMU Products, a subsidiary of world-leading glass manufacturer Nippon Sheet Glass, the right to manufacture and sell SPD-SmartGlass products including windows, doors, solar shading screens, curtainwalls, skylights and other intelligent smart glass architectural products.

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

In November 2011, Research Frontiers’ licensee Innovative Glass Corporation was awarded two 2010 Crystal Achievement Awards for its smart window product line using our SPD-Smart light-control technology. In October 2010, its SPD-SmartGlass product was awarded WFX’s (Worship Facilities Conference & Expo) New Product award for Best Building System Material Product/Window. Innovative Glass has completed or is working on a variety of SPD-SmartGlass projects in the commercial, residential and institutional markets. Innovative Glass also periodically exhibits its SPD-SmartGlass architectural products at Glass Expo Northeast in Hauppauge, New York. Glass Expo Northeast is the region’s largest conference and trade show dedicated to the architectural glass and metal industry.

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

In June 2019, Vision Systems exhibited at the Cruise Ship Interiors Expo in Miami, Florida. Building upon its expertise in dimmable shading systems, Vision Systems exhibited its Electronically Dimmable Windows (EDWs) for solar protection and privacy, including a curved dimmable solution, a complete privacy solution, and a multizone Electronically Dimmable Window with integrated information display. Vision Systems’ innovative solutions make it possible to eliminate shades that clutter up the space, block the view and require regular maintenance. They also allow for a solar protection on windows where shades could not, or be difficult, to be installed.

In October 2016, Vision Systems announced at the Monaco Yacht Show and 2016 IBEX new relationships for offering SPD-SmartGlass products with Taylor Made Systems, ProCurve Glass, and Yachtglass. In addition, the Monaco Yacht Show hosted the world premiere of the “Edition 1” model of the “ARROW460 – Granturismo,” which has SPD-Smart dimmable glazing products throughout the Silver Arrows Marine motor yacht supplied by Vision Systems and designed by Mercedes-Benz Design.

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

In November 2013, Hatteras Yachts unveiled its new flagship motor yacht, the 100 Raised Pilothouse with dual SPD-SmartGlass skylights in the galley as standard equipment at the 2013 Fort Lauderdale Boat Show.

In February 2013, licensee Isoclima demonstrated its VebLite brand of SPD-SmartGlass for marine applications at SEATEC 2013 in Italy. SEATEC is a leading international exhibition of technology and design for boats, megayachts and ships.

In November 2012, licensee Isoclima exhibited its VebLite brand of SPD-SmartGlass for marine applications at the Marine Equipment Trade (METS) Show 2012 in The Netherlands. VebLite is Isoclima’s SPD-Smart solar control and privacy glazing product that functions like a venetian blind. It has multiple segments that provide instantly customizable shading fully controlled by the passenger that can be operated individually to create the effect of a shade being raised or lowered or moved to the side. This precisely controls where incoming heat and glare enter a yacht or boat through a window or rooflite, and also controls privacy levels.

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

In October 2011, Cheoy Lee Shipyards unveiled the Alpha 76 Express, its most advanced production yacht, which is fully equipped with the latest yacht design features including SPD-SmartGlass supplied by Research Frontiers licensee Diamond Sea Glaze. The Alpha has approximately 150 square feet of SPD-SmartGlass at various places throughout the vessel and it is the first large-scale production yacht to make such extensive use of SPD-SmartGlass. In October 2012, Cheoy Lee Shipyards exhibited two yachts – the Alpha 76 Express and the Alpha 76 Flybridge – at the 2012 Fort Lauderdale International Boat Show with SPD-SmartGlass.

10.	VariGuard SmartGlass Business Unit:

In May of 2013, Research Frontiers announced the formation of its VariGuard SmartGlass business unit. This business unit allows the Company to directly address market opportunities for SPD technology outside the scope of its current license agreements or the focus of its licensees. VariGuard SmartGlass is a developmental activity for the Company and its revenues are currently immaterial relative to the Company’s licensing activities.

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
●

December 2017: To raise awareness of the unprecedented benefits of VariGuard SmartGlass, the Company has launched an advertising campaign targeting the display case and custom framing industries. The first phase of the campaign utilizes publications from leading conservation institutions in the US (Journal of the American Institute of Conservation) and the UK (Institute of Conservation) as well the leading institution for the picture framing industry (Picture Framing Magazine).

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

On March 14, 2019, the Company suspended its VariGuard SmartGlass business unit activities. Instead, the Company licensed a new entity to pursue the business opportunities previously pursued by the Company’s VariGuard SmartGlass business unit. This new licensee continues to use the VariGuard SmartGlass name. The non-exclusive license grants this new licensee the right to manufacture and sell: (i) SPD-SmartGlass products used in panels, frames, cases, wall cases, appliances or other similar products to protect light-sensitive documents, artwork or other objects, (ii) SPD-SmartGlass products used in panels, frames, cases, wall cases, appliances or other similar products to provide “hide and reveal” functionality, and (iii) SPD-SmartGlass products used in a medical device to provide control and management of visible light. See Related Party Transactions in Item 7 of this report for more details regarding this transaction.

More information about VariGuard SmartGlass can be found on its independent website at www.VariGuard.com.

Marketing Activities and Licensee Support:

In addition to supporting the efforts of its licensees, the Company also recognizes the need to develop the SPD industry as a whole. As such, the Company continues to plan and execute complementary programs that build awareness and interest in smart glass generally and demand for SPD-Smart products specifically. In 2019 and 2018, these programs included presentations at various general industry conferences, participation in panel presentations and discussions hosted by academia, development of trade association educational materials, and presentations to architects, designers, and other influential specifiers.

In January 2020, the Company and Gauzy presented at the CES in Las Vegas the benefits of SPD-SmartGlass for the automotive, architectural and consumer electronics industries. Some examples on display were automotive sunroofs that could be controlled electronically with a variety of control systems including smart speakers, high definition and projection displays. The use of SPD-SmartGlass technology enhances the clarity and vibrancy of displayed images, and when used to control the tint of automotive windows, sunroofs and sun visors, reduces heat, light or glare on demand or automatically. This can increase the driving range of electric vehicles by up to 5.5% and reduce CO2 emissions by up to four grams per kilometer and reduce air conditioner compressor sizes by 40%.

In February 2019, Research Frontiers and its licensee Gauzy rang the opening bell at the Nasdaq Market Site in Times Square to announce Gauzy’s new SPD-Smart light control film factory in Stuttgart, Germany. In early December 2019, Research Frontiers, Gauzy and executives from the automotive and architectural smart glass industries, invited guests and government officials, celebrated the opening of Gauzy’s new state-of-the-art production facility in Stuttgart, Germany. In May 2019, Research Frontiers presented the benefits of SPD-SmartGlass to the Automotive Industry at the 5th International CTI Automotive Glazing USA conference in Novi, Michigan. In March 2019, the Company presented the benefits of SPD-SmartGlass to the Automotive Industry at the Automotive Glazing Summit in Berlin, Germany. Both of these presentations focused on a real-world analysis of the use, benefits and reliability of SPD-SmartGlass in automotive and other glazings. SPD-SmartGlass technology, which allows users to instantly vary the tint of glass or plastic, is currently being used in the automotive, aircraft, marine, architectural, museum and consumer electronics industries.

In 2018, the Company was invited to speak at the 12th International CTI Conference – Automotive Glazing Europe and at the 3rd Annual 2018 Disruptive Growth & Healthcare Conference on the subject of disruptive automotive technologies. In 2017 and 2016, the Company participated in clean tech, emerging growth and automotive glass conferences in Europe, and during 2016 the Company presented at the Autonomous Vehicle Interior Design & Technology Symposium in Novi, Michigan and was the keynote speaker, and event chairman, at the annual CTI Automotive Glazing USA Conference in Rochester, Michigan.

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

Research Frontiers maintains an active role with various standards-setting organizations, including ASTM International, which has an active committee developing standards for smartglass.

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

Licensees of Research Frontiers:

The Company’s licensees are currently categorized into four main areas: materials for making films (emulsions), film, lamination of film to glass or plastic, and end-products. Emulsion makers produce and combine the necessary materials (i.e. SPD particles and various liquids and special polymers) from which SPD-Smart films are made. The film makers coat a thin layer of emulsion between two sheets of plastic film, each of which has a transparent conductive coating. This emulsion is then partly solidified to form an SPD film that allows users to control the amount of light, glare and heat passing through this film. The end-product licensees then integrate this film into a variety of SPD-Smart products or make electronic systems to control such SPD-Smart products. Some of these end-product licensees do their own lamination of the SPD light-control film to glass or plastic, and some outsource this lamination to other companies. The names of Research Frontiers’ licensees, and the year that their license agreements were entered into, are available on the Company’s SmartGlass.com website and with its filings with the Securities and Exchange Commission.

Licensees of Research Frontiers that incorporate SPD technology into end-products will pay Research Frontiers a royalty of 5-15% of net sales of licensed products under license agreements currently in effect and may also be required to pay Research Frontiers fees and minimum annual royalties. Licensees that sell components (such as SPD emulsion or film) or lamination services to other licensees of Research Frontiers do not pay a royalty on such sale or service, and Research Frontiers will collect a royalty from the licensee incorporating these components into their own SPD-Smart end-products. Research Frontiers’ license agreements typically allow the licensee to terminate the license after some period of time and give Research Frontiers only limited rights to terminate before the license expires. The licenses granted by the Company are non-exclusive and generally last as long as Research Frontiers’ patents remain in effect. Due to their bankruptcy filings or other termination of their general business activities or for other reasons, the Company does not believe that Polaroid Corporation, Kerros Limited, ThermoView Industries, BRG Group, MDV, Hanamac, SPD Technologies, SPD Systems, and Film Technologies International are pursuing business activities with respect to SPD technology. The Company and SPD Control Systems agreed to terminate their license agreement in December 2014 which resulted in a grant back to Research Frontiers of certain rights in SPD Control Systems’ intellectual property. Some of the Company’s other licensees are currently inactive with respect to SPD technology, but may hereafter become active again. To date, the Company has not generated sufficient revenue from its licensees to profitably fund its operations.

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

Research and Development:

As a result of the Company’s research and development efforts, the Company believes that its SPD technology is now, or with additional development will become, usable in a number of commercial products. Such products may include one or more of the following fields: “smart” windows, doors, skylights and partitions; variable light transmission eyewear such as sunglasses and goggles; self-dimmable automotive sunroofs, windows, sun visors, and mirrors; display cases/frames; and instruments and other information displays that use digits, letters, graphic images, or other symbols to supply information, including scientific instruments, aviation instruments, automobile dashboard displays and, if certain improvements can be made in various features of the Company’s SPD technology that increases switching speed to the levels needed for video applications, portable computer displays and flat panel television displays.

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

During the past few years, the Company and/or its licensees have made significant advances relating to materials to enable (1) improved stability of SPD emulsions, (2) a wider range of light transmission, (3) improved film adhesion and cohesion and (4) increased durability of SPD films/laminates, and (5) cost reductions. These advances have resulted in 44 patents being issued to the Company by the US Patent Office and by foreign patent offices between 2018-2019 in addition to other patents and patent applications that are pending worldwide.

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

Excluding non-cash expenses of approximately $143,000 and $9,000, associated with the grant of stock options and restricted stock to the Company’s technical personnel, Research Frontiers incurred approximately $892,000 and $854,000 during the years ended December 31, 2019 and 2018 respectively, for research and development costs. Research Frontiers plans to engage in substantial continuing research and development activities to invest in future improvements in SPD light-control technology and to expand for its licensees the capabilities of SPD-Smart technology and the markets for SPD-Smart products.

Patents and Proprietary Information:

Research Frontiers continues to make substantial investments to develop, license and protect its intellectual property position. The Company has 21 United States and 214 foreign patents in force. The Company’s United States patents expire at various dates from 2020 through 2037, while its foreign patents expire at various dates from 2020 through 2036.

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

Source and Need for Capital.

As of December 31, 2019, we had approximately $6.6 million in cash and cash equivalents.

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

We have funded most of our activities through sales of our common stock to investors, and upon the exercise of options and warrants. Eventual success of the Company and generation of positive cash flow will be dependent upon the extent of commercialization of products using the Company’s technology by the Company’s licensees and payments of continuing royalties on account thereof. We can give no assurances that we will generate sufficient cash in the future (through sales of our common stock, exercise of options and warrants, royalty fees, or otherwise) to satisfy our liquidity requirements or sustain future operations, or that additional funding, if required, will be available when needed or, if available, on favorable terms.

At December 31, 2019 the Company had cash and cash equivalents of $6,591,960, working capital of $6,919,428 and total shareholders’ equity of $7,056,108. Our quarterly projected cash flow shortfall, based on our current operations, adjusted for any non-recurring cash expenses for the next 12 months, is approximately $450,000 - $500,000 per quarter. We may eliminate some operating expenses in the future, which will further reduce our cash flow shortfall if needed. We currently expect to have sufficient working capital for the next 36 months of operations.

History of Operating Losses.

We have experienced net losses from operations, and we may continue to incur net losses from operations in the future. We have incurred substantial costs and expenses in researching and developing our SPD technology. As of December 31, 2019, we had an accumulated deficit of $115,499,912 since our inception. Our net loss was $3,808,978 in 2019 and $2,686,128 in 2018, (which includes non-cash accounting charges in 2019 and 2018 of $841,612 and $69,309, respectively, resulting from the expensing of grants of stock options).

We may not generate sufficient cash flows to cover our operating expenses.

As noted above, we have incurred recurring losses since inception and expect to continue to incur losses as a result of costs and expenses related to our research and continued development of our SPD technology and our corporate general and administrative expenses. Our limited capital resources and operations to date have been substantially funded through sales of our common stock, exercise of options and warrants and royalty fees collected. As of December 31, 2019, we had working capital of approximately $6.9 million, cash of approximately $6.6 million, shareholders’ equity of approximately $7.1 million and an accumulated deficit of $115.5 million. In the event that we are unable to generate sufficient cash from our operating activities or raise additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects.

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

We have several large licensees that account for 10% or more of our annual fee income.

During 2019, three licensees accounted for 38%, 12% and 10%, respectively, of fee income recognized for the year. During 2018, four licensees accounted for 35%, 13%, 11% and 10%, respectively, of fee income recognized during the year. The loss of all or a substantial portion of the fee income from any of these customers (or certain other significant customers) could have a material adverse effect on our business, financial condition, and/or results of operations.

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

Declining production of automobiles, airplanes, trains, boats and real estate could harm our business.

Our licensees’ commercialization efforts of SPD-Smart products could be negatively impacted if the global production of automobiles, airplanes, trains, boats and real estate construction declines significantly. If such commercialization is reduced, our revenues, results of operations and financial condition could be negatively impacted.

Limited source of SPD film.

Our end-product licensees require a source of SPD film to manufacture finished products. Currently, Hitachi Chemical and Gauzy Ltd. are the only sources of commercial quantities of SPD-film. There are several other companies that are licensed to manufacture SPD-film, but they have not begun commercial production of this film. Our end-product licensees’ ability to sell SPD products could be negatively impacted if there was a prolonged disruption in SPD-film availability. Such a disruption could also negatively impact our revenues, results of operations and financial condition.

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

The Company currently occupies approximately 9,500 square feet of space at an annual rent which, in 2019 was approximately $191,000, for its executive office, research facility and SPD-Smart Glass Design Center at 240 Crossways Park Drive, Woodbury, New York 11797 under a lease expiring March 31, 2025. The Company believes that its space, including its laboratory facilities, is adequate for its present needs.

ITEM 3.	LEGAL PROCEEDINGS

There are no legal proceedings pending by or against the Company required to be reported under this Item 3.

ITEM 4.	MINE SAFETY DISCLOSURES

N/A

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

(1)	The Company’s common stock is traded on the NASDAQ Capital Market under the symbol “REFR”. As of March 12, 2020, there were 31,411,107 shares of common stock outstanding.

(2)	The following table sets forth the range of the high and low selling prices (as provided by the National Association of Securities Dealers) of the Company’s common stock for each quarterly period within the past two fiscal years:

Quarter Ended:	Low	High
March 31, 2018	$0.85	$1.37
June 30, 2018	0.60	1.20
September 30, 2018	0.78	1.83
December 31, 2018	1.10	1.95

March 31, 2019	1.48	3.49
June 30, 2019	1.97	3.71
September 30, 2019	2.70	5.38
December 31, 2019	2.76	3.80

These quotations may reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

(b) Approximate Number of Security Holders

As of March 11, 2020, there were approximately 306 holders of record of the Company’s common stock and the closing price of our common stock was $2.74 per share. The Company estimates that there are approximately 7,000 beneficial holders of the Company’s common stock.

(c) Dividends

The Company has not declared or paid cash dividends on its common stock for the two most recent fiscal years and does not expect to declare or pay any cash dividends in the foreseeable future. There are no restrictions on the payment of dividends.

(d) Issuer Purchases of Equity Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected data regarding the Company’s operating results and financial position. The data for fiscal years 2019 and 2018 should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our audited consolidated financial statements and notes thereto, which are contained in this Annual Report on Form 10-K.

	Year ended December 31,
	2019	2018	2017	2016	2015
Statement of Operations Data:

Fee income	$1,564,024	$1,488,642	$1,509,070	$1,236,097	$2,007,482

Operating expenses (1)	3,677,740	3,043,460	3,127,979	4,086,408	4,742,166
Research and development (1)	1,035,623	863,401	799,702	1,417,634	1,588,491
Loss on impairment of fixed asset	50,666	-	-	-	-
Total Expenses	4,764,029	3,906,861	3,927,681	5,504,042	6,330,657

Operating loss	(3,200,005)	(2,418,219)	(2,418,611)	(4,267,945)	(4,323,175)

Warrant market adjustment	(652,025)	(278,044)	-	-	-
Net investment income	43,052	10,135	4,752	29,535	43,319
Net loss	$(3,808,978)	$(2,686,128)	$(2,413,859)	$(4,238,410)	$(4,279,856)

Basic and diluted net loss per common share	$(0.13)	$(0.10)	$(0.10)	$(0.18)	$(0.18)

Weighted average number of common shares outstanding	30,011,556	25,956,232	24,043,846	24,043,846	24,007,974

	As of December 31,
	2019	2018	2017	2016	2015
Balance Sheet Data:
Total current assets	$7,306,857	$3,711,822	$2,364,985	$4,588,974	$8,674,234
Total assets	8,256,133	4,058,566	2,881,113	5,274,196	9,544,017
Total shareholders’ equity	7,056,108	3,099,490	2,567,366	4,904,926	9,075,805

(1)	Reflects non-cash charges of $698,247, $60,079, $64,709, $51,093, and $578,723 to operating expenses, and non-cash charges of $143,365, $9,230, $11,590, $16,438, and $146,293 to research and development expenses relating to the issuance of stock and stock options in 2019, 2018, 2017, 2016, and 2015 respectively which increased the Company’s net loss for 2019, 2018, 2017, 2016, and 2015, by $841,612, $69,309, $76,299, $67,531, and $725,016, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company used the above practical expedients as the transition method in the application of the new lease standard at January 1, 2019. The Company applied a policy election to exclude short-term leases from balance sheet recognition and elected certain practical expedients at adoption. As permitted, the Company did not reassess whether existing contracts are or contain leases, the lease classification for any existing leases or the initial direct costs for any existing leases which were not previously accounted for as leases, are or contain a lease. At adoption on January 1, 2019, an operating lease liability of $1,134,000 and an operating lease right of use asset of $941,000 were recorded (most of this liability relating to the Company’s lease for its facilities in Woodbury, New York). The operating lease liability was $193,000 more than the operating lease right of use asset due to unamortized lease incentive from periods prior to the adoption of the new lease standard. There was no cumulative earnings effect adjustment.

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

In 2019 and 2018, the Company received royalty revenues from sales of the Magic Sky Control option on the S-Class Coupe, Maybach and S-Class Sedan, and SL and SLK/SLC roadsters as well as royalty activity from other automotive models in excess of the minimum annual royalty levels for the two licensees supplying products using the Company’s technology to Daimler. As such, royalties from these five car models were accretive to the Company’s royalty revenue. Production efficiencies are expected to continue and accelerate with the introduction of the higher vehicle production volumes for various car models going forward, and the Company expects that lower pricing per square foot of the Company’s technology could expand the market opportunities, adoption rates, and revenues for its technology in automotive and non-automotive applications. The Company expects to generate additional royalty income from the near-term introduction of additional new car and aircraft models from other OEM’s (original equipment manufacturers), continued growth of sales of products using the Company’s technology for the marine industry in yachts and other watercraft, in trains, in museums, and in larger architectural projects.

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

Year ended December 31, 2019 Compared to the Year ended December 31, 2018

The Company’s fee income from licensing activities for the year ended December 31, 2019 was $1,564,024 as compared to $1,488,642 for the year ended December 31, 2018 representing a $75,382 increase between these two periods. When operations from the Company’s suspended VariGuard business unit are factored out, fee income for 2019 would have been $130,316 (9%) higher than 2018. This increase in revenues was principally the result of higher royalty income from licensees focused on automotive and architectural markets partially offset by slightly lower royalty income from licensees focused on aircraft, and lower revenue from the suspension of the Company’s VariGuard business unit.

Operating expenses increased by $634,280 for the year ended December 31, 2019 to $3,677,740 from $3,043,460 for the year ended December 31, 2018. The increase was the result of higher non-cash compensation expense between the two periods of $638,000 relating to charges to operations for stock options granted to employees, directors and a consultant. In addition, the Company incurred higher bad debt expenses ($114,000), higher investor relations and marketing costs, net of non-cash consultant charges discussed above, ($78,000) and higher professional fees ($91,000). Partially offsetting these increases were lower payroll and related costs, net of non-cash compensation costs discussed above ($259,000).

Research and development expenditures increased by $172,222 for the year ended December 31, 2019 to $1,035,623 from $863,401 for the year ended December 31, 2018. This increase was the result of higher payroll and related costs ($175,000). Included in the higher payroll and related costs is higher non-cash compensation costs related to stock options granted to employees ($134,000) between the two periods.

In connection with the issuance of certain warrants during the third quarter of 2018, the Company recorded a non-cash accounting expense of $278,044 to mark these to their market value as of December 31, 2018. Investors that participated in the May 2019 offering agreed to amending/clarifying language to the terms of the warrants that they received in the September 2018 offering. Those investors that received warrants in the September 2018 offering that did not participate in the May 2019 offering, separately agreed to the same amending/clarifying language used in the May 2019 offering. The amending/clarifying language relating to the September 2018 warrants does not allow for a net cash settlement option for the warrants even if no registered shares of common stock are available upon the exercise of the warrant. With this new language, the warrants issued as part of the September 2018 Offering to these investors were reclassified from a warrant liability to equity as of the amendment/clarification date (May 30, 2019 and June 27, 2019 respectively). The Company incurred a charge of $652,025 in 2019 in connection with marking these warrants to market prior to the amending/clarifying language agreement described above.

In 2019, the Company incurred a loss from the impairment of a fixed asset of $50,666 in value of an automobile which was subsequently sold to an employee at fair market value.

The Company’s net investment income for the year ended December 31, 2019 was $43,052 as compared to $10,135 for the year ended December 31, 2018. The difference was primarily due to higher cash balances available for investment.

No income tax benefit or expense was recorded for the years ended December 31, 2019 and 2018.

As a consequence of the factors discussed above, the Company’s net loss was $3,808,978 ($0.13 per common share) for the year ended December 31, 2019 as compared to $2,686,128 ($0.10 per common share) for the year ended December 31, 2018.

Financial Condition, Liquidity and Capital Resources

The Company has primarily utilized its cash, cash equivalents, and investments generated from sales of our common stock, proceeds from the exercise of options and warrants, and royalty fees collected to fund its research and development, for marketing initiatives, and for other working capital purposes. The Company’s working capital and capital requirements depend upon numerous factors, including, but not limited to, the results of research and development activities, competitive and technological developments, the timing and costs of patent filings, and the development of new licensees and changes in the Company’s relationship with existing licensees. The degree of dependence of the Company’s working capital requirements on each of the foregoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements; the addition of new licensees may provide additional working capital or working capital requirements, and changes in relationships with existing licensees would have a favorable or negative impact depending upon the nature of such changes.

During 2019, the Company’s cash and cash equivalents balance increased by $3,622,544 principally as a result of cash proceeds of $5,770,545 from the sale of common stock and warrants and the exercise of options and warrants, partially offset by cash used for operations of $2,082,719 and cash used for the purchase of property and equipment of $65,282. At December 31, 2019 the Company had cash and cash equivalents of $6,591,960, working capital of $6,919,428 and total shareholders’ equity of $7,056,108. Our quarterly projected cash flow shortfall, based on our current operations, adjusted for any non-recurring cash expenses for the next 12 months, is approximately $450,000 - $500,000 per quarter. We may eliminate some operating expenses in the future, which will further reduce our cash flow shortfall if needed. We currently expect to have sufficient working capital for the next 36 months of operations.

The Company expects to use its cash to fund its research and development of SPD light valves, its expanded marketing initiatives, and for other working capital purposes. The Company believes that its current cash and cash equivalents would fund its operations until late 2022. There can be no assurances that expenditures will not exceed the anticipated amounts or that additional financing, if required, will be available when needed or, if available, that its terms will be favorable or acceptable to the Company. Eventual success of the Company and generation of positive cash flow will be dependent upon the extent of commercialization of products using the Company’s technology by the Company’s licensees and payments of continuing royalties on account thereof. To date the Company has not generated sufficient revenue from its licensees to fully fund its operations.

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

Contractual Obligations:

The Company has operating leases for certain facilities, vehicles and equipment with a weighted average remaining lease term of 5.2 years as of December 31, 2019. The maturities over time of the operating lease obligations as of December 31, 2019 were as follows:

December 31, 2019
Year 1	$213,146
Years 2-3	420,548
Years 4-5	439,021
Thereafter	55,874
Total lease payments	$1,128,589

See Note 8 to our Consolidated Financial Statements for further discussion of the Company’s lease obligations.

Off-Balance Sheet Arrangements

The Company has no variable interest entities or other off-balance sheet obligation arrangements.

Related Party Transactions

On March 14, 2019, the Company suspended its VariGuard SmartGlass business unit activities. Instead, the Company licensed a new entity to pursue the business opportunities previously pursued by the Company’s VariGuard SmartGlass business unit. This new licensee continues to use the VariGuard SmartGlass name. In addition to other employees at VariGuard SmartGlass Inc., two of the Company’s officers (Seth L. Van Voorhees, Michael R. LaPointe) are principals at VariGuard SmartGlass Inc. and as consequence, this transaction is a related party relationship which has been reviewed and approved by the Company’s Board of Directors pursuant to the requirements of Delaware corporate law and the Company’s Code of Ethics. Dr. Van Voorhees and Mr. LaPointe also remain full-time employees at the Company.

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

On October 15, 2019, Research Frontiers Inc. dismissed BDO USA LLP (“BDO”) as the Company’s independent registered public accounting firm and appointed CohnReznick LLP (“CohnReznick”) as its new auditors. The decision to change the Company’s independent registered public accounting firm was the result of a comprehensive review process conducted by the Audit Committee, which included, but was not limited to, an assessment of the expertise of each firm, the service approach and the overall level of fees. Based on such review, it was determined that CohnReznick was best suited to serve as the Company’s independent registered public accounting firm. BDO’s audit report on the Company’s consolidated financial statements as of and for the year ended December 31, 2018 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles. During the years ended December 31, 2018 and December 31, 2017, and through the subsequent interim period through October 15, 2019, there were (i) no disagreements (as described in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and BDO on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which, if not resolved to BDO’s satisfaction, would have caused BDO to make reference thereto in their reports on the financial statements for such years, and (ii) no “reportable events” within the meaning of Item 304(a)(1)(v) of Regulation S-K.

On October 15, 2019, the Audit Committee approved the appointment of CohnReznick as the Company’s independent registered public accounting firm for the Company’s year ending December 31, 2019. During the fiscal years ended December 31, 2018 and through the subsequent interim period through October 15, 2019, neither the Company nor anyone acting on its behalf has consulted with CohnReznick regarding (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report or oral advice was provided to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue, (ii) any matter that was the subject of a disagreement within the meaning of Item 304(a)(1)(iv) of Regulation S-K, or (iii) any reportable event within the meaning of Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s periodic SEC filings. Our officers have concluded that as of December 31, 2019 our disclosure controls and procedures are designed, and are effective, to ensure that information required to be disclosed by our company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the commission’s rules and forms, and are also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting during the 3 months ended December 31, 2019 has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013), or the COSO Framework. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our internal control over financial reporting were effective.

Changes in Internal Control Over Financial Reporting

There were no changes to controls during the 3 months ended December 31, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Research Frontiers Incorporated

Opinion on Internal Control Over Financial Reporting

We have audited Research Frontiers Incorporated’s (the “Company’s”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the “PCAOB”), the consolidated balance sheet and the related consolidated statements of operations, shareholders’ equity and cash flows of the Company, and the related notes and financial statement schedule listed in the index at Item 15(a), and our report dated March 12, 2020, expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ CohnReznick LLP

Jericho, New York
March 12, 2020

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company has adopted a code of ethics applicable to its Chief Executive Officer, Chief Operating Officer, Treasurer and Chief Financial Officer, Vice Presidents and other employees of the Company with important roles in the financial reporting process. This Code of Ethics was adopted by the entire Board of Directors of the Company, including all of its Audit Committee members, in March 2004 in accordance with the requirements of the Sarbanes Oxley Act. The code of ethics is available on the Company’s website at www.SmartGlass.com and was also filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding any amendment to, or waiver from, a provision of this code of ethics by posting such information on the website specified above.

The other information required by this Item 10 is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Commission on or before April 29, 2020.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Commission on or before April 29, 2020. Notwithstanding anything to the contrary set forth herein or in any of the Company’s past or future filings with the SEC that might incorporate by reference the Company’s definitive Proxy Statement, in whole or in part, the report of the compensation committee and the stock price performance graph contained in such definitive Proxy Statement shall not be incorporated by reference into this Annual Report on Form 10-K or in any other such filings.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Commission on or before April 29, 2020.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Commission on or before April 29, 2020.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Commission on or before April 29, 2020.

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

(a)(3)	Exhibits

3.1	Restated Certificate of Incorporation of the Company. Previously filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994, and incorporated herein by reference.

3.2	Amended and Restated Bylaws of the Company. Previously filed as Exhibit 99.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.

4.1	Form of Common Stock Certificate. Previously filed as an Exhibit to the Company’s Registration Statement on Form S-18 (Reg. No. 33-5573NY), declared effective by the Commission on July 8, 1986, and incorporated herein by reference.

4.2	Rights Agreement dated as of February 18, 2003 between Research Frontiers Incorporated and Continental Stock Transfer & Trust Company, as Rights Agent, which includes as Exhibit A thereto the Form of Rights Certificate. Previously filed as an Exhibit to the Company’s Registration Statement on Form 8-A dated February 13, 2013, and incorporated herein by reference.

10.1A*	Employment Agreement effective as of January 1, 2009 between the Company and Joseph M. Harary. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated April 30, 2009 and incorporated herein by reference.

10.1B*	Amendment to Employment Agreement effective as of June 12, 2014 between the Company and Joseph M. Harary. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated June 13, 2014 and incorporated herein by reference.

10.1B*	Amendment to Employment Agreement effective as of September 26, 2019 between the Company and Joseph M. Harary. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated September 26, 2019 and incorporated herein by reference.

10.1C*	Employment Agreement effective as of January 1, 2014 between the Company and Seth L. Van Voorhees Previously filed as an Exhibit to the Company’s Current Report on Form 10-K dated December 31, 2013 and incorporated herein by reference.

10.2*	Amended and Restated 1992 Stock Option Plan. Previously filed as Exhibit 4 to the Company’s Registration Statement on Form S-8 (Reg. No. 33-86910) filed with the Commission on November 30, 1994, and incorporated herein by reference.

10.3*	1998 Stock Option Plan, as amended. Previously filed as an Exhibit to the Company’s Definitive Proxy Statement dated April 30, 1998 filed with the Commission on April 29, 1998, 1994, and incorporated herein by reference.

10.31*	2008 Equity Incentive Plan. Previously filed as an Exhibit to the Company’s Definitive Proxy Statement dated April 30, 2008 filed with the Commission on April 29, 2008, and incorporated herein by reference.

10.32*	2019 Equity Incentive Plan. Previously filed as an Exhibit to the Company’s Definitive Proxy Statement dated April 29, 2019 filed with the Commission on April 29, 2019, and incorporated herein by reference.

10.4*	Form of Stock Option Agreement between the Company and recipients of stock options issued pursuant to the Company’s Stock Option Plans. Previously filed as part of Exhibits 4.1, 4.2, and 4.3 to the Company’s Registration Statement on Form S-8 (Reg. No. 33-53030) filed with the Commission on October 6, 1992, and incorporated herein by reference.

10.5	Lease Agreement dated November 7, 1986, between the Company and Industrial & Research Associates Co. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1986 and incorporated herein by reference.

10.5.1

First Amendment to Lease dated November 26, 1991 between the Company and Industrial and Research Associates Co. Previously filed as an Exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 33-43768) declared effective by the Commission on December 17, 1991, and incorporated herein by reference.

10.5.2	Second Amendment to Lease dated March 11, 1994 between the Company and Industrial and Research Associates Co. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.

10.5.3	Third Amendment to Lease dated July 14, 1998 between the Company and Industrial and Research Associates Co. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference.

10.5.4	Fourth Amendment to Lease dated January 13, 2004 between the Company and Industrial and Research Associates Co. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference.

10.5.5	Fifth Amendment to Lease dated February 21, 2014 between the Company and CLK-HP 230-240 CROSSWAYS PARK LLC and LAKE PARK 230-240 CROSSWAYS PARK LLC. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and incorporated herein by reference.

10.6	License Agreement effective as of August 2, 1995 between the Company and General Electric Company. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated August 2, 1995 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.7	License Agreement effective as of April 29, 1996 between the Company and Glaverbel, S.A. Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.8	License Agreement effective as of January 18, 1997 between the Company and Material Sciences Corporation. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated March 3, 1997 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.9	License Agreement effective as of March 31, 1997 between the Company and Hankuk Glass Industries, Inc. Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.10	License Agreement effective as of August 8, 1997 between the Company and Orcolite, a Unit of Monsanto Company. Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.11	License Agreement effective as of June 25, 1999 between the Company and Dainippon Ink and Chemicals, Incorporated. Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.12	License Agreement effective as of August 9, 1999 between the Company and Hitachi Chemical Co., Ltd. Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.13	License Agreement effective as of December 3, 1999 between the Company and Global Mirror GmbH & Co. KG. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.14	License Agreement effective as of December 13, 1999 between the Company and Global Mirror GmbH & Co. KG. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.15	License Agreement effective as of March 21, 2000 between the Company and ThermoView Industries, Inc. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.16	License Agreement effective as of May 23, 2000 between the Company and Polaroid Corporation. Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.17	License Agreement effective as of February 16, 2001 between the Company and AP Technoglass Co. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.18	License Agreement effective as of March 21, 2001 between the Company and InspecTech Aero Service, Inc. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.19	License Agreement effective as of March 28, 2001 between the Company and Film Technologies International, Inc. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.20	License Agreement effective as of November 29, 2001 between the Company and Avery Dennison Corporation. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.21	License Agreement effective as of February 4, 2002 between the Company and BOS GmbH & Co. KG. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.22	License Agreement effective as of March 11, 2002 between the Company and Isoclima S.p.A. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.23	License Agreement effective as of July 2, 2002 between the Company and Isoclima S.p.A. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.24	License Agreement effective as of August 19, 2002 between the Company and Razor’s Edge Technologies, Inc. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.25	License Agreement effective as of October 7, 2002 between the Company and American Glass Products (Glass Technology Investment Ltd.). Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.26	License Agreement effective as of October 7, 2002 between the Company and SPD Systems, Inc. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.27	License Agreement effective as of October 24, 2002 between the Company and Cricursa Cristales Curvados S.A. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.28	License Agreement effective as of December 9, 2002 between the Company and BRG Group, Ltd. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.29	License Agreement effective as of December 13, 2002 between the Company and Laminated Technologies Inc. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.30	License Agreement effective as of April 17, 2003 between the Company and Custom Glass Corporation. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.31	License Agreement effective as of May 2, 2003 between the Company and Air Products and Chemicals, Inc. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.32	License Agreement effective as of May 30, 2003 between the Company and Kerros Limited. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.33	License Agreement effective as of June 6, 2003 between the Company and Traco, Inc. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.34	License Agreement effective as of June 16, 2003 between the Company and Saint-Gobain Glass France S.A. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.35	License Agreement effective as of August 1, 2003 between the Company and Vision (Environmental Innovation) Limited. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.36	License Agreement effective as of November 13, 2003 between the Company and Innovative Glass Corporation. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.37	License Agreement effective as of December 11, 2003 between the Company and Leminur Limited. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.38	License Agreement effective as of March 25, 2004 between the Company and Pilkington plc. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.39	License Agreement effective as of April 5, 2004 between the Company and SmartGlass Ireland Ltd. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.40	License Agreement effective as of April 8, 2004 between the Company and Prelco Inc. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.41	License Agreement effective as of April 13, 2004 between the Company and E. I. Dupont De Nemours and Company. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.42	License Agreement effective as of September 3, 2004 between the Company and Nippon Sheet Glass Co., Ltd. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.43	License Agreement effective as of October 25, 2005 between the Company and SPD Control Systems Corporation. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated October 31, 2005 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.44	License Agreement effective as of March 30, 2006 between the Company and Dainippon Ink and Chemicals. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated April 4, 2006 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.45	License Agreement effective as of May 11, 2006 between the Company and Asahi Glass Company. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated May 15, 2006 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.46	License Agreement effective as of March 19, 2007 between the Company and SmartGlass International Ltd. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated March 19, 2007 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.47	License Agreement effective as of October 16, 2007 between Research Frontiers Incorporated and Glass Wholesalers, Ltd. d/b/a Craftsman Fabricated Glass, Ltd. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated October 18, 2007 and incorporated herein by reference.

10.48	License Agreement effective as of December 14, 2007 between Research Frontiers Incorporated and AGC Flat Glass Europe SA. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated December 17, 2007 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.49	License Agreement effective as of February 21, 2008 between Research Frontiers Incorporated and GKN Aerospace Transparency Systems Inc. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated March 5, 2008 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.50	License Agreement effective as of September 29, 2008 between Research Frontiers Incorporated and PPG Industries, Inc. (now known as Pittsburgh Glass Works, LLC). Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated October 6, 2008 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.51	License Agreement effective as of September 10, 2009 between Research Frontiers Incorporated and Pilkington Group Ltd. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated September 15, 2009 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.52	License Agreement effective as of January 25, 2010 between Research Frontiers Incorporated and Vision Systems. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated January 25, 2010 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.53	License Agreement effective as of February 8, 2010 between Research Frontiers Incorporated and ID Research Pty Ltd. (iGlass). Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated February 16, 2010 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.54	License Agreement effective as of December 13, 2010 between Research Frontiers Incorporated and Diamond Sea-Glaze Manufacturing Ltd. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated December 14, 2010 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.55	License Agreement effective as of December 22, 2010 between Daimler AG, Research Frontiers Incorporated and SPD Control Systems Corp. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated February 9, 2011 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.56	License Agreement effective as of February 19, 2013 between Tint-It JSC and Research Frontiers Incorporated. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated March 5, 2013 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.57	License Agreement effective as of August 6, 2012 between Advnanotech LLC and Research Frontiers Incorporated. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated March 12, 2013 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

14	Code of Ethics of Research Frontiers Incorporated. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference.

21	Subsidiaries of the Registrant - SPD Enterprises, Inc.

23.1	Consent of BDO USA, LLP - Filed herewith.

23.2	Consent of CohnReznick LLP - Filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Joseph M. Harary - Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Seth L. Van Voorhees - Filed herewith.

32.1	Section 1350 Certification of Joseph M. Harary - Filed herewith.

32.2	Section 1350 Certification of Seth L. Van Voorhees - Filed herewith.

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

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

Dated: March 12, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Position	Date

/s/ Darryl Daigle	Director	March 12, 2020
Darryl Daigle

/s/ Gregory G. Grimes	Director	March 12, 2020
Gregory G. Grimes

/s/ Joseph M. Harary	Director, President, CEO	March 12, 2020
Joseph M. Harary

/s/ Alexander Kaganowicz	Director	March 12, 2020
Alexander Kaganowicz

/s/ Seth L. Van Voorhees	Vice President, CFO, Treasurer	March 12, 2020
Seth L. Van Voorhees

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors

Research Frontiers Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Research Frontiers Incorporated (the “Company”) as of December 31, 2019, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended, and the related notes and financial statement schedule listed in the index at Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the “PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 12, 2020 expressed an unqualified opinion thereon.

Change in Accounting Principle

As discussed in Notes 2 and 8 to the financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standard Codification Topic 842, Leases.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ CohnReznick LLP

We have served as Research Frontiers Incorporated’s auditor since 2019.

Jericho, New York

March 12, 2020

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors

Research Frontiers Incorporated

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Research Frontiers Incorporated as of December 31, 2018 and the related statements of operations, shareholders’ equity and cash flows in the year ended December 31, 2018 and the related notes and financial statement schedule presented in Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and the results of their operations and their cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures within the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

We had served as the Company’s auditors from 2005 to 2019.

/s/ BDO USA, LLP

Melville, New York
March 14, 2019

RESEARCH FRONTIERS INCORPORATED

Consolidated Balance Sheets

December 31, 2019 and 2018

	2019	2018

Assets

Current assets:
Cash and cash equivalents	$6,591,960	$2,969,416
Royalties receivable, net of reserves of $1,135,598 in 2019 and $1,094,774 in 2018	656,062	689,677
Prepaid expenses and other current assets	58,835	52,729

Total current assets	7,306,857	3,711,822

Fixed assets, net	141,720	313,177
Operating lease ROU assets	773,989	-
Deposits and other assets	33,567	33,567
Total assets	$8,256,133	$4,058,566

Liabilities and Shareholders’ Equity

Current liabilities:
Current portion of operating lease liability	$163,236	$-
Accounts payable	169,750	133,486
Accrued expenses and other	46,709	273,606
Deferred revenue	7,734	50,570
Total current liabilities	387,429	457,662

Operating lease liability, net of current portion	812,596	-
Warrant liability	-	501,414
Total liabilities	1,200,025	959,076

Shareholders’ equity:
Common stock, par value $0.0001 per share; authorized 100,000,000 shares, issued and outstanding 31,254,262 in 2019 and 27,665,211 in 2018	3,125	2,767
Additional paid-in capital	122,552,895	114,787,657
Accumulated deficit	(115,499,912)	(111,690,934)
Total shareholders’ equity	7,056,108	3,099,490

Total liabilities and shareholders’ equity	$8,256,133	$4,058,566

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Consolidated Statements of Operations

Years ended December 31, 2019 and 2018

	2019	2018

Fee income	$1,564,024	$1,488,642

Operating expenses	3,677,740	3,043,460
Research and development	1,035,623	863,401
Loss on impairment of fixed asset	50,666	-
Total Expenses	4,764,029	3,906,861

Operating loss	(3,200,005)	(2,418,219)

Warrant market adjustment	(652,025)	(278,044)
Net investment income	43,052	10,135

Net loss	$(3,808,978)	$(2,686,128)

Basic and diluted net loss per common share	$(0.13)	$(0.10)

Weighted average number of common shares outstanding	30,011,556	25,956,232

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Consolidated Statements of Shareholders’ Equity

Years ended December 31, 2019 and 2018

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2018	24,043,846	$2,404	$111,627,789	$(109,062,827)	$2,567,366

Adoption of ASC 606	-	-	-	58,021	58,021
Issuance of capital stock	3,562,809	357	3,026,273	-	3,026,630
Exercise of options and warrants	58,556	6	64,286	-	64,292
Share-based compensation	-	-	69,309	-	69,309
Net loss	-	-	-	(2,686,128)	(2,686,128)
Balance, December 31, 2018	27,665,211	2,767	114,787,657	(111,690,934)	3,099,490

Exercise of options and warrants	1,587,814	158	1,170,388	-	1,170,546
Issuance of common stock	2,001,237	200	4,599,799	-	4,599,999
Warrants converted to equity	-	-	1,153,439	-	1,153,439
Share-based compensation	-	-	841,612	-	841,612
Net loss	-	-	-	(3,808,978)	(3,808,978)
Balance, December 31, 2019	31,254,262	$3,125	$122,552,895	$(115,499,912)	$7,056,108

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Consolidated Statements of Cash Flows

Years ended December 31, 2019 and 2018

	2019	2018
Cash flows from operating activities:
Net loss	$(3,808,978)	$(2,686,128)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	195,377	181,047
Warrant market adjustment	652,025	278,044
Share-based compensation	841,612	69,309
Loss on impairment of fixed asset	50,666	-
Bad debts	156,636	43,350
Change in assets and liabilities:
Royalties receivable	(123,021)	(77,565)
Prepaid expenses and other current assets	(6,104)	(23,032)
Accounts payable and accrued expenses	1,904	94,169
Deferred revenue	(42,836)	49,746
Net cash used in operating activities	(2,082,719)	(2,071,060)

Cash flows from investing activities:
Purchases of fixed assets	(65,282)	(11,663)
Net cash used in investing activities	(65,282)	(11,663)

Cash flows from financing activities:
Net proceeds from issuances of common stock and warrants and exercise of options and warrants	5,770,545	3,314,292
Net cash provided by financing activities	5,770,545	3,314,292

Net increase in cash and cash equivalents	3,622,544	1,231,569

Cash and cash equivalents at beginning of year	2,969,416	1,737,847
Cash and cash equivalents at end of year	$6,591,960	$2,969,416

See accompanying notes to consolidated financial statements

RESEARCH FRONTIERS INCORPORATED

Notes to Consolidated Financial Statements

(1) Business and Basis for Presentation

Research Frontiers Incorporated (“Research Frontiers” or the “Company”) operates in a single business segment which is engaged in the development and marketing of technology and devices to control the flow of light. Such devices, often referred to as “light valves” or suspended particle devices (“SPDs”), use colloidal particles that are either incorporated within a liquid suspension or a film, which is usually enclosed between two sheets of glass or plastic having transparent, electrically conductive coatings on the facing surfaces thereof. At least one of the two sheets is transparent. SPD technology, made possible by a flexible light-control film invented by Research Frontiers, allows the user to instantly and precisely control the shading of glass/plastic manually or automatically. SPD technology has numerous product applications, including SPD-Smart™ windows, sunshades, skylights and interior partitions for homes and buildings; automotive windows, sunroofs, sun visors, sunshades, rear-view mirrors, instrument panels and navigation systems; aircraft windows; museum display panels, eyewear products; and flat panel displays for electronic products. SPD-Smart light control film is now being developed for, or used in, architectural, automotive, marine, aerospace and appliance applications.

The Company has primarily utilized its cash, cash equivalents, and investments generated from sales of our common stock, proceeds from the exercise of options and warrants, and royalty fees collected to fund its research and development of SPD light valves, for marketing initiatives, and for other working capital purposes. The Company’s working capital and capital requirements depend upon numerous factors, including the results of research and development activities, competitive and technological developments, the timing and cost of patent filings, and the development of new licensees and changes in the Company’s relationships with its existing licensees. The degree of dependence of the Company’s working capital requirements on each of the foregoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements; the addition of new licensees may provide additional working capital or working capital requirements, and changes in relationships with existing licensees would have a favorable or negative impact depending upon the nature of such changes. We have incurred recurring losses since inception and expect to continue to incur losses as a result of costs and expenses related to our research and continued development of our SPD technology and our corporate general and administrative expenses. Our limited capital resources and operations to date have been substantially funded through sales of our common stock, exercise of options and warrants and royalty fees collected. As of December 31, 2019, we had working capital of approximately $6.9 million, cash of approximately $6.6 million, shareholders’ equity of approximately $7.1 million and an accumulated deficit of approximately $115.5 million. Our projected cash flow shortfall based on our current operations adjusted for any non-recurring cash expenses for the next 12 months, is approximately $450,000-500,000 per quarter. Based on our current expectations of our cash flow shortfall for the next 12 months, our working capital would support our activities for the next 36 months.

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

(2) Summary of Significant Accounting Policies

(a) Cash and Cash Equivalents

The Company considers securities purchased with original maturities of three months or less to be cash equivalents. Cash equivalents consist of short-term investments in money market accounts at December 31, 2019 and 2018.

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. FDIC insurance coverage is $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits. Amounts on deposit in excess of federally insured limits at December 31, 2019 and 2018 are approximately $6.3 million and $2.7 million, respectively.

(b) Royalties Receivable

Royalties receivable from licensees are recorded at the amounts specified within the license agreements when the collectability of the receivable is reasonably assured. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing royalties receivable. The Company determines the allowance based on historical write off experience as well as the current status of the Company’s customers. The Company reviews its allowance for doubtful accounts periodically. Past due accounts are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2019, two companies accounted for 14% and 13%, respectively, of the Company’s outstanding receivables. As of December 31, 2018, three companies accounted for 30%, 22% and 16%, respectively, of the Company’s outstanding receivables.

(c) Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets.

(d) Revenue Recognition/Fee Income

In May 2014, the FASB issued guidance on revenue recognition (“ASC 606”). The standard provides a single comprehensive revenue recognition model for all contracts with customers and supersedes existing revenue recognition guidance. The revenue standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services.

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

The Company determined that its license agreements provide for three performance obligations which include: (i) the Grant of Use to its Patent Portfolio “Grant of Use”, (ii) Stand-Ready Technical Support (“Technical Support”) including the transfer of trade secrets and other know-how, production of materials, scale-up support, analytical testing, etc., and (iii) access to new Intellectual Property (“IP”) that may be developed some time during the course of the contract period (“New Improvements”). Given the nature of IP development, such New Improvements are on an unspecified basis and can occur and be made available to licensees at any time during the contract period.

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

Based on the royalty rate comparison referred to above, any pricing above and beyond the average royalty rate would relate to the Technical Support and New Improvements performance obligations. The Company focuses a significant portion of its time and resources to provide the Technical Support and New Improvements services to its licensees, which further supports the conclusions reached using the royalty rate analysis.

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

As of December 31, 2019, the Company has four license agreements that are in their initial multiyear term (“Initial Term”) with continuing performance obligations going forward. The Initial Term of one of these agreements will end as of December 31, 2020, one will end as of December 31, 2021, one will end as of December 31, 2022, and one will end as of December 31, 2024. The Company currently expects all four of these agreements will renew annually at the end of the Initial Term. As of December 31, 2019, the aggregate amount of the revenue to be recognized upon the satisfaction of the remaining performance obligations for the four license agreements is $579,369. The revenue for these remaining performance obligations for each of the four license agreements is expected to be recognized evenly throughout their remaining period of the Initial Term.

For the years ended December 31, 2019 and 2018, the Company entered into a number of license agreements covering its light control technology. The Company received minimum annual royalties under certain license agreements and recorded fee income based on ASC 606 revenue recognition each quarter. In instances when sales of licensed products by its licensees exceed minimum annual royalties, the Company recognized additional fee income as the amounts have been earned. Certain of the fees are accrued by, or paid to, the Company in advance of the period in which they are earned resulting in deferred revenue. Such excess amounts are recorded as deferred revenue and are typically recognized as fee income when earned. As of December 31, 2019 and 2018, deferred revenue balances were $7,734 and $50,570, respectively.

Fee income represents amounts earned by the Company under various license and other agreements relating to technology developed by the Company. During 2019, three licensees accounted for 38%, 12% and 10% of fee income recognized for the year. During 2018, four licensees accounted for 35%, 13%, 11%, and 10% of fee income recognized during the year.

(e) Basic and Diluted Loss Per Common Share

Basic loss per share excludes any dilution. It is based upon the weighted average number of common shares outstanding during the period. Dilutive loss per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company’s dilutive loss per share equals basic loss per share for each of the years in the two-year period ended December 31, 2019 because all common stock equivalents (i.e., options and warrants) were antidilutive in those periods. The number of options and warrants that were not included because their effect is antidilutive was 3,031,494 and 3,754,386 for 2019 and 2018, respectively.

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

In accordance with ASC Topic 740 (FIN 48), we recognize tax benefits only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in tax returns that do not meet these recognition and measurement standards. We classify accrued interest and penalties related to any unrecognized tax benefits in our income tax provision. At December 31, 2019 and 2018, we do not have accrued interest and penalties related to any unrecognized tax benefits. We do not believe we have any uncertain tax positions as of December 31, 2019 and 2018.

The tax years subject to examination by major tax jurisdictions include the years 2014 and forward by the U.S. Internal Revenue Service and certain states. The Company is not currently being audited by any tax jurisdiction.

(j) Equity-Based Compensation

We recognize all stock-based compensation as an expense in the consolidated financial statements and such costs are measured at the fair value of the award at the date of grant. In addition to reflecting compensation expense for new share-based payment awards, expense is also recognized to reflect the remaining vesting period of awards that had been granted in prior periods. Tax benefits related to stock option exercises are reflected as financing cash inflows.

The exercise prices for stock options granted are generally set at the average for the high and low trading prices of the Company’s common stock on the trading date immediately prior to the date of grant, and the related numbers of shares granted are fixed at the date of grant.

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

In connection with employee and director stock options, the Company charged to compensation expense $790,339 and $69,309 during the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, these awards were fully vested. In lieu of higher cash compensation, the Company has granted warrants and non-employee options to consultants. These warrants and non-employee options vested fully on the date of grant. During the year ended December 31, 2019, the Company charged $51,273 to expense in connection with options granted to a consultant. There were no such charges for the year ended December 31, 2018.

(k) Restricted Stock

Compensation cost for restricted stock is measured using the quoted market price of the Company’s common stock at the date the common stock is granted. The compensation cost is recognized over the period between the issue date and the vesting period for such shares. Restricted stock is included in total common shares outstanding upon the lapse of any vesting conditions.

(l) Impairment of Long-Lived Assets

The Company reviews long-lived assets to determine whether an event or change in circumstances indicates the carrying value of the asset may not be recoverable. The Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets and any historical or future profitability measurements, as well as other external market conditions or factors that may be present. In 2019, the Company incurred a loss from the impairment of a fixed asset of $50,666 in value of an automobile which was subsequently sold to an employee at fair market value. There was no impairment of long-lived assets recorded during 2018.

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

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a non-recurring basis as required by GAAP. Assets measured at fair value on a non-recurring basis include goodwill, tangible assets, and intangible assets. Such assets are reviewed quarterly for impairment indicators. If a triggering event has occurred, the assets are re-measured when the estimated fair value of the corresponding asset group is less than the carrying value. The fair value measurements, in such instances, are based on significant unobservable inputs (Level 3).

As of December 31, 2019 and 2018, the fair value of the Company’s financial assets and non-warrant liabilities including cash and cash equivalents, royalties receivable, accounts payable and accrued expenses approximated carrying value due to the short-term maturity of these instruments. The carrying value of the warrant liabilities was adjusted to fair value each reporting period (until these warrants were reclassified as equity) using the Black-Scholes method to determine the fair value of the warrants. The issued warrants treated as warrant liabilities have different exercise prices depending on the date of exercise. The lowest exercise price for these warrants was used in the Black Scholes method to value the warrant liabilities since it was deemed a reasonable approximation of fair market value. The Company’s warrant liability was considered a Level 3 financial instrument. The estimated fair value for warrant liabilities for the years ended December 31, 2019 and 2018 using the Black-Scholes method was $0 and $501,414 respectively.

(n) Recent Accounting Pronouncements

New Accounting Standards

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement: Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement,” which eliminates, amends and adds disclosure requirements for fair value measurement. The standard is effective for the interim and annual periods beginning after December 15, 2019, with early adoption permitted. The Company will adopt this standard as of January 1, 2020 and it is not expected to have a material impact on the consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07 “Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”), which simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. ASU 2018-07 is effective for us in the first quarter of fiscal 2020.

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

The Company used the above practical expedients as the transition method in the application of the new lease standard at January 1, 2019. The Company applied a policy election to exclude short-term leases from balance sheet recognition and elected certain practical expedients at adoption. As permitted, the Company did not reassess whether existing contracts are or contain leases, the lease classification for any existing leases or the initial direct costs for any existing leases which were not previously accounted for as leases, are or contain a lease. At adoption on January 1, 2019, an operating lease liability of $1,134,000 and an operating lease right of use asset of $941,000 were recorded (most of this liability relating to the Company’s lease for its facilities in Woodbury, New York). The operating lease liability was $193,000 more than the operating lease right of use asset due to unamortized lease incentive from periods prior to the adoption of the new lease standard. There was no cumulative earnings effect adjustment.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments” – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which requires entities to use a new impairment model based on expected losses. Under this new model an entity would recognize an impairment allowance equal to its current estimate of credit losses on financial assets measured at amortized cost. ASU 2016-13 is effective for us beginning January 1, 2020 with early adoption permitted January 1, 2019. The Company does not expect the adoption of this standard to have a material impact on the consolidated financial statements.

(3) Fixed Assets

Depreciation and amortization expense for the years ended December 31, 2019 and 2018 was $195,377 and $181,047 respectively. Fixed assets and their estimated useful lives as of December 31, 2019 and 2018 are as follows:

	2019	2018	Estimated useful life
Equipment and furniture	$1,387,245	$1,384,112	5 years
Trade show materials	775,654	775,654	5 years
Autos	62,148	-	5 years
Leasehold improvements	584,967	584,967	Life of lease or estimated life of asset if shorter
	2,810,014	2,744,733

Less accumulated depreciation and amortization	(2,668,294)	(2,431,556)
	$141,720	$313,177

(4) Accrued Expenses and Other

Accrued expenses consist of the following at December 31, 2019 and 2018:

	2019	2018
Payroll, bonuses and related benefits	$43,049	$74,010
Professional services	3,300	4,400
Deferred rent	-	192,537
Other	360	2,659
	$46,709	$273,606

(5) Income Taxes

Since inception, the Company has incurred losses from operations and as a result has not recorded income tax expense. Benefits related to net operating loss carry-forwards and deferred items have been fully reserved because it is not more likely than not that the Company will achieve profitable operations. The difference between the total income taxes at the federal statutory rate for each of the years ended December 31, 2019 and 2018 and the fact that no income tax benefit was recorded in each of these years are attributable to the change in the valuation allowance recorded in each year.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2019 and 2018 are presented below:

	2019	2018
Deferred tax assets:
Depreciation	$102,000	$87,000
Allowance for bad debts	243,000	234,000
Net operating loss carry-forwards	15,314,000	15,528,000
Stock option expense	354,000	257,000
Research and other credits	1,099,000	1,161,000
Other temporary differences	15,000	15,000
Total gross deferred tax assets	17,127,000	17,282,000
Less valuation allowance	(17,127,000)	(17,282,000)
	$-	$-

The reconciliation of the income tax expense (benefit) computed at the Federal statutory tax rates to income tax expense (benefit) is as follows:

	2019	2018
Income tax provision at federal statutory rate	$(800,000)	$(564,100)
Permanent differences	136,900	73,000
Credits	(5,000)	(5,000)
Expired carryforwards and other	823,100	640,000
Valuation allowance	(155,000)	(143,900)
Total income tax provision	$-	$-

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

At December 31, 2019, the Company had a net operating loss carry-forward for federal income tax purposes of approximately $71,452,000, of which a total of $66,952,000 will expire in varying amounts from 2020 through 2038. Research and other credit carry-forwards of approximately $1,099,000 are available to the Company to reduce income taxes payable in future years principally through 2038. The Company’s ability to utilize its net operating loss carryforwards and its current year tax credits in future periods could be subject to the 382 limitation. The Company will need to complete an analysis to determine whether its net operating losses are subject to the 382 limitation.

(6) Shareholders’ Equity

(a) Common Stock and Warrants

On or around February 16, 2018, a small group of long-time shareholders of the Company who are accredited investors made an interest-free five-year convertible loan of $1.25 million to the Company which, upon the occurrence of certain conditions which have already occurred, automatically converted into 1,388,893 shares of common stock at a price equal to the market price of the Company’s common stock when the loan was made, plus warrants expiring February 28, 2023 to purchase 1,388,893 shares of common stock at an exercise price of $1.10, $1.20 or $1.35 per share depending on the exercise date. No payments were due on this note during its five-year term or after conversion into equity. On April 23, 2018, Research Frontiers Incorporated filed a prospectus supplement relating to the issuance and sale of the above common stock and warrant securities with the Securities and Exchange Commission. The Company recorded this transaction as an equity transaction whereby the proceeds were accounted for as the issuance of the Company’s common stock on the date that the proceeds were received.

On September 7, 2018, the Company announced that it had sold common stock to a group of investors led by Gauzy Ltd., a licensee of the Company’s SPD technology (Gauzy). The aggregate proceeds from these stock offerings was $2.0 million. At the closing, the investors received 2,173,916 shares of Research Frontiers common stock at a price of $0.92 per share, as well as five-year warrants to purchase 1,086,957 shares of Research Frontiers common stock at an exercise price of $1.10, $1.20 or $1.38 per share depending on the exercise date. In connection with the issuance of certain of these warrants during the third quarter of 2018, the Company recorded $223,370 as a warrant liability upon the issuance of these warrants on August 13, 2018 and recorded a non-cash expense of $278,044 to mark the warrants to their estimated market value as of December 31, 2018. This resulted in a liability of $501,414 recorded on the Company’s December 31, 2018 consolidated balance sheet.

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

Investors that participated in the May 30, 2019 offering agreed to amending/clarifying language to the terms of the warrants that they received in the September 7, 2018 offering. Those investors that received warrants in the September 7, 2018 offering that did not participate in the May 30, 2019 offering, separately agreed as of June 27, 2019 to the same amending/clarifying language used in the May 30, 2019 offering. The amending/clarifying language relating to the September 7, 2018 warrants does not allow for a net cash settlement option for the warrants even if no registered shares of common stock are available upon the exercise of the warrant. The warrant liability was valued at $1,153,439 (including all valuation adjustments since their issuance) through the date of these new agreements and amendments and, based on the amended warrant terms, the warrant liability was reclassified to equity as of these dates. The Company recorded a non-cash expense $652,025 for the twelve-month period ended December 31, 2019 to mark these warrants to their estimated market value as of their respective amendment/clarification date.

During 2019, the Company received proceeds of $1,170,546 and issued 1,587,814 shares of common stock in connection with the exercise of outstanding options and warrants. During 2018, the Company received proceeds of $64,292 and issued 58,556 shares of common stock in connection with the exercise of outstanding options and warrants.

(b) Options and Warrants

(i) Employee Options

In 2019, the shareholders approved the Company’s 2019 Equity Incentive Plan, which provides for the granting of both incentive stock options at the fair market value at the date of grant and nonqualified stock options at the fair market value at the date of grant to employees or non-employees who, in the determination of the Board of Directors, have made or may make significant contributions to the Company in the future. The Company may also award stock appreciation rights, restricted stock, or restricted stock units under this plan. The Company initially reserved 1,400,000 shares of its common stock for issuance under this plan, and 882,500 options and other awards were available for issuance under this plan as of December 31, 2019.

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

The Company granted 517,500 fully vested options during 2019 and recorded share-based compensation of $841,612. The Company granted 150,182 fully vested options during 2018 and recorded share-based compensation of $69,309. The Company valued these grants using the Black-Scholes option pricing model with the following weighted average assumptions:

	2019	2018

Fair value on grant date	$1.63	$0.46
Expected Dividend yield	-	-
Expected volatility	63%	51%
Risk free interest rate	1.75%	2.77%
Expected term of the option	5 years	5 years

Activity for stock options is summarized below:

All options are exercisable at December 31, 2019.

	Number of Shares Subject to Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Balance at January 1, 2018	978,910	$4.26	7.1	$-

Granted	150,182	$1.00
Cancelled	-	$-
Exercised	(3,000)	$1.06
Balance at December 31, 2018	1,126,092	$3.84	6.6	$161,602

Granted	517,500	$3.00
Cancelled	(30,400)	$3.69
Exercised	(64,841)	$1.07
Balance at December 31, 2019	1,548,351	$3.68	6.9	$603,683

(ii) Warrants and Non-Employee Options

Activity in warrants is summarized below:

	Number of Shares Underlying Warrants and Non-Employee Options Granted	Weighted Average Exercise Price

Balance at January 1, 2018	458,000	$6.43

Exercised	(55,556)	1.10
Terminated	(250,000)	6.73
Issued	2,475,850	1.10
Balance at December 31, 2018	2,628,294	$1.49

Exercised	(1,961,765)	1.20
Terminated	(184,000)	6.00
Issued	1,000,614	2.76
Balance at December 31, 2019	1,483,143	$2.13

In lieu of cash compensation, the Company has granted warrants to investors and non-employee options to consultants. These warrants and non-employee options vested ratably over various terms ranging from 12 to 59 months. The non-employee options are valued at fair value at the time that the related services are provided using the Black-Scholes option valuation model and marked to market quarterly using the Black-Scholes option valuation model. There are 30,000 option issued to non-employees in 2019. There were no such charges for non-employee options in 2018. There are 1,483,143 warrants issued to investors that are outstanding that are accounted for as equity.

Warrants and non-employee options generally expire in five years from the date of issuance. At December 31, 2019, all warrants and non-employee options outstanding were exercisable.

(c) Restricted Stock Grants

During 2019 and 2018, the Company did not issue restricted stock to its directors and employees.

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

On March 14, 2019, the Company suspended its VariGuard SmartGlass business unit activities. Instead, the Company licensed a new entity to pursue the business opportunities previously pursued by the Company’s VariGuard SmartGlass business unit. This new licensee continues to use the VariGuard SmartGlass name. In addition to other employees at VariGuard SmartGlass Inc., two of the Company’s officers (Seth L. Van Voorhees, Michael R. LaPointe) are principals at VariGuard SmartGlass Inc. and as consequence, this transaction is a related party relationship which has been reviewed and approved by the Company’s Board of Directors pursuant to the requirements of Delaware corporate law and the Company’s Code of Ethics. Dr. Van Voorhees and Mr. LaPointe also remain full-time employees at the Company.

(8) Commitments

The Company has an employment agreement with its chief executive officer which provides for an annual base salary of $500,000 for calendar year 2020. This employment agreement has an evergreen provision that extends the term by one year on the expiration date unless either the Company or the employee has given notice that they will not be renewing the agreement upon the expiration of its term.

The Company has a defined contribution profit sharing (401K) plan covering employees who have completed one year of service. Contributions are made at the discretion of the Company. The Company did not make any contributions to this plan for 2019 or 2018.

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

The Company has operating leases for certain facilities, vehicles and equipment with a weighted average remaining lease term of 5.2 years as of December 31, 2019. Operating leases are included in right of use lease assets, other current liabilities and long-term lease liabilities on the consolidated balance sheet. Right of use lease assets and liabilities are recognized at each lease’s commencement date based on the present value of its lease payments over its respective lease term. The Company does not have an established incremental borrowing rate as it does not have any debt. The Company uses the stated borrowing rate for a lease when readily determinable. When the interest rates implicit in its lease agreements are not readily determinable, the Company uses an interest rate based on the marketplace for public debt. The weighted-average discount rate associated with operating leases as of December 31, 2019 is 5.5%.

Subsequent to the Company’s adoption of the new lease accounting guidance on January 1, 2019, the Company recorded new right of use lease assets of approximately $900,000 and associated lease liabilities of approximately $1.1 million.

Maturities of operating lease liabilities as of December 31, 2019 were as follows:

December 31, 2019
Year 1	$213,146
Years 2-3	420,548
Years 4-5	439,021
Thereafter	55,874
Total lease payments	1,128,589
Less: imputed lease interest	(152,756)
Present value of lease liabilities	$975,833

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

(10) Selected Quarterly Financial Data (Unaudited)

	Quarter
2019	First	Second	Third	Fourth
Fee income	$418,657	$301,035	$462,869	$381,463
Operating loss	(562,472)	(952,301)	(410,855)	(1,274,377)
Net loss	(803,897)	(1,350,478)	(397,712)	(1,256,891)
Basic and diluted net loss
per common share (1)	(0.03)	(0.05)	(0.01)	(0.04)

	Quarter
2018	First	Second	Third	Fourth
Fee income	$433,269	$324,853	$359,725	$370,795
Operating loss	(795,172)	(571,931)	(403,890)	(647,226)
Net loss	(793,767)	(569,891)	(688,301)	(634,169)
Basic and diluted net loss
per common share (1)	(0.03)	(0.02)	(0.03)	(0.02)

(1)	Since per share information is computed independently for each quarter and the full year, based on the respective average number of common shares outstanding, the sum of the quarterly per share amounts does not necessarily equal the per share amounts for the year.

(2)	The Company incurred higher costs in the second and fourth quarter of 2019 due to $356,228 and $485,384 of stock and option compensation charges in 2019 respectively, relating to common stock and options granted to directors, employees and a consultant. In addition, during the first and second quarters of 2019 the Company incurred higher (lower) costs of $247,590 and $404,435, respectively, relating to market valuation adjustments for warrants.

(3)	The Company incurred higher costs in the second quarter of 2018 due to $69,000 of stock option compensation charges in 2018 related to options granted to employees. In addition, during the third and fourth quarters of 2018 the Company incurred higher (lower) costs of $286,631 and ($8,587), respectively, relating to market valuation adjustments for warrants.

SCHEDULE II

RESEARCH FRONTIERS INCORPORATED

VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2019 and 2018

	Balance at	Charged to		Balance
	beginning of	costs and		at end
	year	expenses	Deductions (1)	of year (2)
Description

Allowance for uncollectible royalty receivables:

December 31, 2019	$1,094,774	$156,636	$115,812	$1,135,598

December 31, 2018	$1,051,424	$43,350	$-	$1,094,774

(1)	To write-off uncollectible receivables from the allowance for royalty receivable account.

(2)	Benefits related to net operating loss carry-forwards and deferred items have been fully reserved because it is not more likely than not that the Company will achieve profitable operations. The difference between the total income taxes at the federal statutory rate and the fact that no income tax benefit was recorded are attributable to the change in the valuation allowance of $17,282,000 and $17,127,000 for the periods ended December 31, 2019 and 2018 respectively. These valuation allowances are not included in Schedule II (See Note 5 to our Consolidated Financial Statements for further discussion of the Company’s tax valuation allowance).

