Form 10-Q
period 2020-03-31
RESEARCH FRONTIERS INC
filed 2020-05-07
CIK 793524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of

THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarter ended March 31, 2020	Commission File Number 000-14893

RESEARCH FRONTIERS INCORPORATED

(Exact name of registrant as specified in its charter)

DELAWARE	11-2103466
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

240 CROSSWAYS PARK DRIVE
WOODBURY, NEW YORK	11797-2033
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (516) 364-1902

Securities registered pursuant to Section 12(b) of the Act:	Name of Exchange
Title of Class	on Which Registered
Common Stock, $0.0001 Par Value	The NASDAQ Stock Market

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 6, 2020, there were outstanding 31,411,107 shares of Common Stock, par value $0.0001 per share.

RESEARCH FRONTIERS INCORPORATED

Condensed Consolidated Balance Sheets

	March 31, 2020 (Unaudited)	December 31, 2019 (See Note 1)
Assets

Current assets:
Cash and cash equivalents	$5,837,395	$6,591,960
Royalties receivable, net of reserves of $885,598 as of March 31, 2020 and $1,135,598 as of December 31, 2019	746,653	656,062
Prepaid expenses and other current assets	182,092	58,835

Total current assets	6,766,140	7,306,857

Fixed assets, net	94,083	141,720
Operating lease ROU assets	733,691	773,989
Deposits and other assets	33,567	33,567
Total assets	$7,627,481	$8,256,133

Liabilities and Shareholders’ Equity

Current liabilities:
Current portion of operating lease liabilities	$163,198	$163,236
Accounts payable	67,934	169,750
Accrued expenses and other	112,936	46,709
Deferred revenue	78,923	7,734
Total current liabilities	422,991	387,429

Operating lease liabilities, net of current portion	772,976	812,596
Total liabilities	1,195,967	1,200,025

Shareholders’ equity:
Common stock, par value $0.0001 per share; authorized 100,000,000 shares, issued and outstanding 31,411,107 in 2020 and 31,254,262 in 2019	3,141	3,125
Additional paid-in capital	122,552,879	122,552,895
Accumulated deficit	(116,124,506)	(115,499,912)
Total shareholders’ equity	6,431,514	7,056,108

Total liabilities and shareholders’ equity	$7,627,481	$8,256,133

See accompanying notes to condensed consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2020	2019

Fee income	$356,173	$418,657

Operating expenses	820,441	751,166
Research and development	183,318	229,963
Total expenses	1,003,759	981,129

Operating loss	(647,586)	(562,472)

Warrant market adjustment	-	(247,590)
Net investment income	22,992	6,165

Net loss	$(624,594)	$(803,897)

Basic and diluted net loss per common share	$(0.02)	$(0.03)

Weighted average number of common shares outstanding	31,323,205	28,221,975

See accompanying notes to condensed consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2018	27,665,211	$2,767	$114,787,657	$(111,690,934)	$3,099,490

Exercise of options and warrants	1,001,620	100	1,101,682	-	1,101,782
Net loss	-	-	-	(803,897)	(803,897)
Balance, March 31, 2019	28,666,831	$2,867	$115,889,339	$(112,494,831)	$3,397,375

Balance, December 31, 2019	31,254,262	$3,125	$122,552,895	$(115,499,912)	$7,056,108

Exercise of options and warrants	156,845	16	(16)	-	-
Net loss	-	-	-	(624,594)	(624,594)
Balance, March 31, 2020	31,411,107	$3,141	$122,552,879	$(116,124,506)	$6,431,514

See accompanying notes to condensed consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(624,594)	$(803,897)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	44,619	48,919
Warrant market adjustment	-	247,590
Bad debts expense (recovery)	(5,237)	-
Change in assets and liabilities:
Royalty receivables	(85,354)	(74,685)
Prepaid expenses and other current assets	(123,257)	(98,715)
Accounts payable and accrued expenses	(35,589)	(52,414)
Deferred revenue	71,189	651
Net cash used in operating activities	(758,223)	(732,551)

Cash flows from investing activities:
Purchases of fixed assets	(55)	(134)
Proceeds from sale of fixed assets	3,713	-
Net cash provided by (used in) investing activities	3,658	(134)

Cash flows from financing activities:
Net proceeds from issuances of common stock and warrants and exercise of options and warrants	-	1,101,782
Net cash provided by financing activities	-	1,101,782

Net (decrease) increase in cash and cash equivalents	(754,565)	369,097

Cash and cash equivalents at beginning of period	6,591,960	2,969,416
Cash and cash equivalents at end of period	$5,837,395	$3,338,513

See accompanying notes to condensed consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Notes to Condensed Consolidated Financial Statements

March 31, 2020

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020. The condensed consolidated financial statements as of December 31, 2019 are derived from audited financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K relating to Research Frontiers Incorporated for the fiscal year ended December 31, 2019.

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

The Company has primarily utilized its cash, cash equivalents, and investments generated from sales of our common stock, proceeds from the exercise of options and warrants, and royalty fees collected to fund its research and development of SPD light valves, for marketing initiatives, and for other working capital purposes. The Company’s working capital and capital requirements depend upon numerous factors, including the results of research and development activities, competitive and technological developments, the timing and cost of patent filings, and the development of new licensees and changes in the Company’s relationships with its existing licensees. The degree of dependence of the Company’s working capital requirements on each of the foregoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements; the addition of new licensees may provide additional working capital or working capital requirements, and changes in relationships with existing licensees would have a favorable or negative impact depending upon the nature of such changes. We have incurred recurring losses since inception and expect to continue to incur losses as a result of costs and expenses related to our research and continued development of our SPD technology and our corporate general and administrative expenses. Our limited capital resources and operations to date have been substantially funded through sales of our common stock, exercise of options and warrants and royalty fees collected. As of March 31, 2020, we had working capital of approximately $6.3 million, cash of approximately $5.8 million, shareholders’ equity of approximately $6.4 million and an accumulated deficit of approximately $116.1 million. Our projected cash flow shortfall based on our current operations adjusted for any non-recurring cash expenses for the next 12 months, is approximately $450,000-500,000 per quarter. Based on our current expectations of our cash flow shortfall for the next 12 months, our working capital would support our activities for the next 34 months.

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

Recent Global Events:

On March 11, 2020 the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. As a result, the Company expects operations at its facility to be affected in some capacity, as the COVID-19 virus continues to proliferate and the federal, state and local governments under which we operate continue to adopt new rules. The Company has put in place enhanced procedures, such as restricting international and domestic travel, adopting a variety of steps designed to ensure social distancing in our facilities, including working remotely where available, and increasing our cleaning and sanitizing procedures in our facilities, in an effort to protect its employees and communities.

The Company currently does not have the ability to assess whether the COVID-19 pandemic is likely to have a material impact on our near-term financial results. Most of the products using our technology are manufactured by licensees overseas in Europe and Asia who have been similarly affected by the pandemic. The disruption caused by public health crises, such as COVID-19, could result in lower levels of sale activity for products using our technology resulting in lower level of royalties owed to us from the sale of these products. The duration of the potential business disruptions and related financial impact cannot be reasonably estimated at this time, but could materially adversely affect our business, financial condition, results of operations, and cash flows.

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

Note 5. Revenue Recognition

Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers (Topic 606). The standard provides a single comprehensive revenue recognition model for all contracts with customers and supersedes existing revenue recognition guidance. The revenue standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services.

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

The Company’s license agreements have a variable royalty fee structure (meaning that royalties are a fixed percentage of sales that vary from period to period) and frequently include a MAR commitment. In instances when sales of licensed products by its licensees exceed the MAR, the Company recognizes fee income as the amounts have been earned. Typically, the royalty rate for such sales is 10%-15% of the selling price. While this is variable consideration, it is subject to the sales/usage royalty exception to recognition of variable consideration in ASC 606 10-55-65 and therefore is not recognized until the subsequent sales or usage occurs or the MAR period commences.

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

The Company does not have any contract assets under ASC 606 as of March 31, 2020.

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

As of March 31, 2020, the Company has four license agreements that are in their initial multiyear term (“Initial Term”) with continuing performance obligations going forward. The Initial Term of one of these agreements will end as of December 31, 2020, one will end as of December 31, 2021, one will end as of December 31, 2022, and one will end as of December 31, 2024. The Company currently expects that all four of these agreements will renew annually at the end of the Initial Term. As of March 31, 2020, the aggregate amount of the revenue to be recognized upon the satisfaction of the remaining performance obligations for the four license agreements is $197,671. The revenue for these remaining performance obligations for each of the four license agreements is expected to be recognized evenly throughout their remaining period of the Initial Term.

Note 6. Fee Income

Fee income represents amounts earned by the Company under various license and other agreements relating to technology developed by the Company. During the first three months of 2020, five licensees accounted for 10% or more of fee income of the Company; these licensees accounted for approximately 28%, 16%, 13%, 12% and 10% of fee income recognized during such period. During the first three months of 2019, five licensees accounted for 10% or more of fee income of the Company; these licensees accounted for approximately 31%, 14%, 13%, 11% and 10%, respectively, of fee income recognized during this period.

Note 7. Stock-Based Compensation

The Company has granted options/warrants to consultants. GAAP requires that all stock-based compensation be recognized as an expense in the financial statements and that such costs be measured at the fair value of the award at the date of grant. These awards generally vest ratably over 12 to 60 months from the date of grant and the Company charges to operations quarterly the current market value of the options using the Black-Scholes method. During the three months ended March 31, 2020 and 2019 there were no options granted to consultants or related charges.

There were no grants of restricted stock or compensation expense recorded relating to restricted stock grants to employees and directors during the three months ended March 31, 2020 and 2019.

As of March 31, 2020, there were 882,500 shares available for future grant under our 2019 Equity Incentive Plan, which was approved by the Company’s shareholders in June 2019.

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

Note 9. Basic and Diluted Loss Per Common Share

Basic loss per share excludes any dilution. It is based upon the weighted average number of common shares outstanding during the period. Dilutive loss per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company’s dilutive loss per share equals basic loss per share for the periods ended March 31, 2020 and 2019 respectively because all common stock equivalents (i.e., options and warrants) were antidilutive in those periods. The number of options and warrants that were not included (because their effect is antidilutive) was 2,788,403 and 2,752,766 for the three months ended March 31, 2020 and 2019, respectively.

Note 10. Equity

During the three months ended March 31, 2020, the Company issued 156,845 shares of its capital stock in connection with the cashless exercise of 243,091 outstanding options. During the three months ended March 31, 2019, the Company received $1,101,782 in proceeds from the exercise of outstanding warrants and issued 1,001,620 shares of its capital stock in connection with these exercises.

The Company did not sell any equity securities during the three months ended March 31, 2020 and 2019.

As of March 31, 2020, there were 1,483,143 warrants outstanding.

Note 11. Subsequent Event

On April 17, 2020, the Company borrowed $202,052 under the Small Business Administration Paycheck Protection Program (“PPP Loan”). The PPP Loan requires no collateral, has a 1% fixed annual interest rate, has a term of two years, and has no prepayment penalties or fees. All or some of the PPP Loan may be forgiven for the amounts spent by the Company, subject to certain conditions and limitations, on authorized expenses such as payroll, rent and utilities over the eight weeks after receiving the loan.

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

The Company has operating leases for certain facilities, vehicles and equipment with a weighted average remaining lease term of 4.9 years as of March 31, 2020. Operating leases are included in right of use lease assets, other current liabilities and long-term lease liabilities on the condensed consolidated balance sheet. Right of use lease assets and liabilities are recognized at each lease’s commencement date based on the present value of its lease payments over its respective lease term. The Company does not have an established incremental borrowing rate as it does not have any debt. The Company uses the stated borrowing rate for a lease when readily determinable. When the interest rates implicit in its lease agreements are not readily determinable, the Company used an interest rate based on the marketplace for public debt. The weighted average discount rate associated with operating leases as of March 31, 2020 is 5.5%.

Operating lease expense for the three months ended March 31, 2020 was approximately $53,000. The Company has no material variable lease costs or sublease income for the three months ended March 31, 2020. Subsequent to the Company’s adoption of the new lease accounting guidance on January 1, 2019, the Company recorded new right of use lease assets of approximately $900 thousand and associated lease liabilities of approximately $1.1 million.

Maturities of operating lease liabilities as of March 31, 2020 were as follows:

March 31, 2020
For the remainder of 2020	$160,156
For the year ended December 31, 2021	207,229
For the year ended December 31, 2022	213,320
For the year ended December 31, 2023	217,151
For the year ended December 31, 2024	221,869
For the year ended December 31, 2025 and beyond	55,874
Total lease payments	1,075,599
Less: imputed lease interest	(139,426)
Present value of lease liabilities	$936,173

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies:

The following accounting policies are important to understanding our financial condition and results of operations and should be read as an integral part of the discussion and analysis of the results of our operations and financial position. For additional accounting policies, see Note 2 to our December 31, 2019 consolidated financial statements, “Summary of Significant Accounting Policies.”

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

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. An example of a critical estimate is the full valuation allowance for deferred taxes that was recorded based on the uncertainty that such tax benefits will be realized in future periods.

Results of Operations:

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

In 2020 and 2019, the Company received royalty revenues from sales of the Magic Sky Control option on the S-Class Coupe, Maybach and S-Class Sedan, and SL and SLK/SLC roadsters in excess of the minimum annual royalty levels for the two licensees supplying products using the Company’s technology to Daimler. As such, royalties from these five car models, as well as sales of SPD-SmartGlass products by our licensees to McLaren Automotive, were accretive to the Company’s royalty revenue. Production efficiencies are expected to continue and accelerate with the introduction of the higher vehicle production volumes for various car models going forward, and the Company expects that lower pricing per square foot of the Company’s technology could expand the market opportunities, adoption rates, and revenues for its technology in automotive and non-automotive applications. The Company expects to generate additional royalty income from the near-term introduction of additional new car and aircraft models from other OEM’s (original equipment manufacturers), continued growth of sales of products using the Company’s technology for the marine industry in yachts and other watercraft, in trains, in museums, and in larger architectural projects.

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

As discussed in Note 2, the Company currently does not have the ability to assess whether the COVID-19 pandemic is likely to have a material impact on our near-term financial results. Most of the products using the Company’s technology are manufactured by licensees overseas in Europe and Asia who have been similarly affected by the pandemic. The disruption caused by COVID-19 could result in lower levels of sale activity for products using our technology resulting in lower level of royalties owed to us from the sale of these products. The duration of the potential business disruptions and related financial impact cannot be reasonably estimated at this time.

Three months ended March 31, 2020 compared to the three months ended March 31, 2019

The Company’s fee income from licensing activities for the three months ended March 31, 2020 was $356,173 as compared to $418,657 for the three months ended March 31, 2019 representing a $62,484 decrease between these two periods. Lower fees in the automotive, aircraft and architectural markets (believed to be related to temporary customer shutdowns in these industries due to the Covid19 pandemic) was partially offset by higher fee income from licensees in the display markets.

Operating expenses increased by $69,275 for the three months ended March 31, 2020 to $820,441 from $751,166 for the three months ended March 31, 2019. This increase was the result of higher payroll and related costs ($99,000), as well as higher marketing and investor relations cost ($29,000) partially offset by lower patent costs ($25,000), lower legal and professional fees ($11,000), lower allocated facility and office costs ($11,000), as well as lower bad debt and travel costs.

Research and development expenditures decreased by $46,645 to $183,318 for the three months ended March 31, 2020 from $229,963 for the three months ended March 31, 2019. This decrease was primarily the result of lower payroll and related costs ($40,000) as well as lower materials costs, travel costs and lower allocated insurance costs.

In connection with the issuance of certain warrants during the third quarter of 2018, the Company recorded a non-cash expense of $247,590 to mark these warrant liabilities to their market value as of March 31, 2019. The warrant liability was reclassified to equity as of the end of the second quarter of 2019, thus no adjustment in the market value of the warrant liabilities was needed for any period after June 30, 2019.

The Company’s net investment income for the three months ended March 31, 2020 was $22,992 as compared to $6,165 for the three months ended March 31, 2019. The difference was primarily due to higher cash balances available for investment.

As a consequence of the factors discussed above, the Company’s net loss was $624,594 ($0.02 per common share) for the three months ended March 31, 2020 as compared to $803,897 ($0.03 per common share) for the three months ended March 31, 2019.

Financial Condition, Liquidity and Capital Resources:

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

During the three months ended March 31, 2020, the Company’s cash and cash equivalents balance decreased by $754,565 principally as a result of cash used for operations of $758,223. As of March 31, 2020, the Company had cash and cash equivalents of $5,837,395, working capital of $6,343,149 and total shareholders’ equity of $6,431,514.

Our quarterly projected cash flow shortfall, based on our current operations adjusted for any non-recurring cash expenses for the next 12 months, is approximately $450,000-$500,000 per quarter. We expect to have sufficient working capital for at least the next 34 months of operations. We may seek to eliminate some operating expenses in the future to reduce our cash flow shortfall.

The Company expects to use its cash to fund its research and development of SPD light valves, its expanded marketing initiatives, and for other working capital purposes. The Company believes that its current cash and cash equivalents would fund its operations until early 2023. There can be no assurances that expenditures will not exceed the anticipated amounts or that additional financing, if required, will be available when needed or, if available, that its terms will be favorable or acceptable to the Company. Eventual success of the Company and generation of positive cash flow will be dependent upon the extent of commercialization of products using the Company’s technology by the Company’s licensees and payments of continuing royalties on account thereof. To date the Company has not generated sufficient revenue from its licensees to fully fund its operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information required by Item 3 has been disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. There has been no material change in the disclosure regarding market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

Our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We designed our disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2020 and, based on their evaluation, have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Forward-Looking Statements:

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

RESEARCH FRONTIERS INCORPORATED
(Registrant)

/s/ Joseph M. Harary
Joseph M. Harary, President, Chief Executive Officer (Principal Executive)

/s/ Seth L. Van Voorhees
Seth L. Van Voorhees, Vice President, CFO and Treasurer
(Principal Financial and Accounting Officer)

Date: May 7, 2020

