Form 10-Q
period 2020-06-30
RESEARCH FRONTIERS INC
filed 2020-08-06
CIK 793524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of

THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarter ended June 30, 2020	Commission File Number 000-14893

RESEARCH FRONTIERS INCORPORATED

(Exact name of registrant as specified in its charter)

DELAWARE	11-2103466
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

240 CROSSWAYS PARK DRIVE
WOODBURY, NEW YORK	11797-2033
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (516) 364-1902

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered
Common Stock, $0.0001 Par Value	The NASDAQ Stock Market

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 6, 2020, there were outstanding 31,575,786 shares of Common Stock, par value $0.0001 per share.

RESEARCH FRONTIERS INCORPORATED

Condensed Consolidated Balance Sheets

	June 30, 2020 (Unaudited)	December 31, 2019 (See Note 1)
Assets

Current assets:
Cash and cash equivalents	$5,841,346	$6,591,960
Royalties receivable, net of reserves of $944,052 as of June 30, 2020 and $1,135,598 as of December 31, 2019	652,520	656,062
Prepaid expenses and other current assets	138,473	58,835
Total current assets	6,632,339	7,306,857

Fixed assets, net	50,942	141,720
Operating lease ROU assets	693,395	773,989
Deposits and other assets	33,567	33,567
Total assets	$7,410,243	$8,256,133

Liabilities and Shareholders’ Equity

Current liabilities:
Current portion of operating lease liabilities	$163,204	$163,236
Accounts payable	59,438	169,750
Accrued expenses and other	83,342	46,709
Deferred other income liability	7,912	-
Deferred revenue	48,301	7,734
Total current liabilities	362,197	387,429

Operating lease liabilities, net of current portion	731,306	812,596
Total liabilities	1,093,503	1,200,025

Shareholders’ equity:
Common stock, par value $0.0001 per share; authorized 100,000,000 shares, issued and outstanding 31,575,786 in 2020 and 31,254,262 in 2019	3,158	3,125
Additional paid-in capital	122,837,069	122,552,895
Accumulated deficit	(116,523,487)	(115,499,912)
Total shareholders’ equity	6,316,740	7,056,108

Total liabilities and shareholders’ equity	$7,410,243	$8,256,133

See accompanying notes to condensed consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Condensed Consolidated Statements of Operations

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2020	2019	2020	2019

Fee income	$532,286	$719,692	$176,113	$301,035

Operating expenses	1,452,404	1,690,520	631,963	939,355
Research and development	330,049	543,944	146,731	313,981
Total expenses	1,782,453	2,234,464	778,694	1,253,336

Operating loss	(1,250,167)	(1,514,772)	(602,581)	(952,301)

Warrant market adjustment	-	(652,025)	-	(404,435)
Other income – PPP loan forgiveness	194,140	-	194,140	-
Net investment income	32,452	12,422	9,460	6,258

Net loss	$(1,023,575)	$(2,154,375)	$(398,981)	$(1,350,478)

Basic and diluted net loss per common share	$(0.03)	$(0.07)	$(0.01)	$(0.05)

Basic and diluted weighted average number of common shares outstanding	31,398,818	28,909,306	31,474,431	29,589,084

See accompanying notes to condensed consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

For the six months ended June 30, 2019 and 2020:

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2018	27,665,211	$2,767	$114,787,657	$(111,690,934)	$3,099,490

Exercise of options and warrants	1,366,995	136	1,105,763	-	1,105,899
Issuance of capital stock	2,001,237	200	4,599,799	-	4,599,999
Warrants converted to equity	-	-	1,153,439	-	1,153,439
Stock-based compensation	-	-	356,228	-	356,228
Net loss	-	-	-	(2,154,375)	(2,154,375)
Balance, June 30, 2019	31,033,443	$3,103	$122,002,886	$(113,845,309)	$8,160,680

Balance, December 31, 2019	31,254,262	$3,125	$122,552,895	$(115,499,912)	$7,056,108

Exercise of options and warrants	321,524	33	284,174	-	284,207
Net loss	-	-	-	(1,023,575)	(1,023,575)
Balance, June 30, 2020	31,575,786	$3,158	$122,837,069	$(116,523,487)	$6,316,740

For the three months ending June 30, 2019 and 2020:

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, March 31, 2019	28,666,831	$2,867	$115,889,339	$(112,494,831)	$3,397,375

Exercise of options and warrants	365,375	36	4,081	-	4,117
Issuance of capital stock	2,001,237	200	4,599,799	-	4,599,999
Warrants converted to equity	-	-	1,153,439	-	1,153,439
Stock-based compensation	-	-	356,228	-	356,228
Net loss	-	-	-	(1,350,478)	(1,350,478)
Balance, June 30, 2019	31,033,443	$3,103	$112,946,959	$(113,845,309)	$8,160,680

Balance, March 31, 2020	31,411,107	$3,141	$122,552,879	$(116,124,506)	$6,431,514

Exercise of options and warrants	164,679	17	284,190	-	284,207
Net loss	-	-	-	(398,981)	(398,981)
Balance, June 30, 2020	31,575,786	$3,158	$122,837,069	$(116,523,487)	$6,316,740

See accompanying notes to condensed consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(1,023,575)	$(2,154,375)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	87,276	95,445
Stock-based compensation	-	356,228
Other income – PPP loan forgiveness	(194,140)	-
Bad debts expense	53,217	22,667
Warrant market adjustment	-	652,025
Change in assets and liabilities:
Royalty receivables	(49,675)	(105,780)
Prepaid expenses and other current assets	(79,638)	(49,743)
Accounts payable and accrued expenses	(73,679)	(115,475)
Deferred revenue	40,567	(14,668)
Net cash used in operating activities	(1,239,647)	(1,313,676)

Cash flows from investing activities:
Purchases of fixed assets	(939)	(62,968)
Proceeds from the sale of fixed assets	3,713	-
Net cash provided by (used in) investing activities	2,774	(62,968)

Cash flows from financing activities:
Net proceeds from issuances of common stock and warrants and exercise of options and warrants	284,207	5,705,898
Proceeds from PPP Program Funding	202,052	-
Net cash provided by financing activities	486,259	5,705,898

Net (decrease) / increase in cash and cash equivalents	(750,614)	4,329,254

Cash and cash equivalents at beginning of period	6,591,960	2,969,416
Cash and cash equivalents at end of period	$5,841,346	$7,298,670

See accompanying notes to condensed consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Notes to Condensed Consolidated Financial Statements

June 30, 2020

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020. The condensed consolidated financial statements as of December 31, 2019 are derived from audited financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K relating to Research Frontiers Incorporated for the fiscal year ended December 31, 2019.

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

The Company has primarily utilized its cash, cash equivalents, and investments generated from sales of our common stock, proceeds from the exercise of options and warrants, and royalty fees collected to fund its research and development of SPD light valves, for marketing initiatives, and for other working capital purposes. The Company’s working capital and capital requirements depend upon numerous factors, including the results of research and development activities, competitive and technological developments, the timing and cost of patent filings, and the development of new licensees and changes in the Company’s relationships with its existing licensees. The degree of dependence of the Company’s working capital requirements on each of the foregoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements; the addition of new licensees may provide additional working capital or working capital requirements, and changes in relationships with existing licensees would have a favorable or negative impact depending upon the nature of such changes. We have incurred recurring losses since inception and expect to continue to incur losses as a result of costs and expenses related to our research and continued development of our SPD technology and our corporate general and administrative expenses. Our limited capital resources and operations to date have been substantially funded through sales of our common stock, exercise of options and warrants and royalty fees collected. As of June 30, 2020, we had working capital of approximately $6.3 million, cash and cash equivalents of approximately $5.8 million, shareholders’ equity of approximately $6.3 million and an accumulated deficit of approximately $116.5 million. Our projected cash flow shortfall based on our current operations adjusted for any non-recurring cash expenses for the next 12 months is approximately $450,000-500,000 per quarter. Based on our current expectations of our cash flow shortfall for the next 12 months, our working capital would support our activities for the next 34 months.

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

Recent Global Events:

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (“COVID-19”) a global pandemic and recommended containment and mitigation measures worldwide. As a result, the Company expects operations at its facility to be affected in some capacity, as the COVID-19 virus continues to proliferate and the federal, state and local governments under which we operate continue to adopt new rules. The Company has put in place enhanced procedures, such as restricting international and domestic travel, adopting a variety of steps designed to ensure social distancing in our facilities, including working remotely where available, and increasing our cleaning and sanitizing procedures in our facilities, in an effort to protect its employees and communities.

The Company currently does not have the ability to assess whether the COVID-19 pandemic is likely to have a material impact on our near-term financial results. Revenues were negatively impacted in our second quarter due to delays in manufacture of products using our technology. Most of the products using our technology are manufactured by licensees overseas in Europe and Asia who have been similarly affected by the pandemic. The disruption caused by public health crises, such as COVID-19, could result in lower levels of sale activity for products using our technology resulting in lower level of royalties owed to us from the sale of these products. The duration of the potential business disruptions and related financial impact cannot be reasonably estimated at this time, but could materially adversely affect our business, financial condition, results of operations, and cash flows. The Company increased its allowance for uncollectible royalty receivables in the second quarter of 2020 until the collectability from certain licensees can be better ascertained in the regions affected by COVID-19.

In connection with the COVID-19 crisis, Congress passed, and the president signed, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) which, among other things provides relief for businesses impacted by the pandemic. The Company applied for and received $202,052 in proceeds from the Paycheck Protection Program (“PPP Loan”) made available under the CARES Act. The PPP Loan is intended to offer businesses hurt by the COVID-19 pandemic economic assistance with the potential for the principal to be forgiven based on certain expenses incurred during the first 24 weeks after the issuance of the PPP Loan. The Company estimates that $194,140 of the PPP Loan principal will be forgiven based on payroll and other expenses incurred through June 30, 2020. The Company will also be able to include additional payroll and other expenses incurred after June 30, 2020 until the end of the 24-week forgiveness calculation period for the PPP Loan (October 2, 2020). Consequently, the Company recorded $194,140 as other income for the three and six months ended June 30, 2020 representing the portion of the PPP loan estimated to be forgiven through June 30, 2020. The Company has classified the remaining PPP Loan as a deferred other income liability on its balance sheet.

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

The Company does not have any contract assets under ASC 606 as of June 30, 2020.

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

As of June 30, 2020, the Company has four license agreements that are in their initial multiyear term (“Initial Term”) with continuing performance obligations going forward. The Initial Term of one of these agreements will end as of December 31, 2020, one will end as of December 31, 2021, one will end as of December 31, 2022, and one will end as of December 31, 2024. The Company currently expects that all four of these agreements will renew annually at the end of the Initial Term. As of June 30, 2020, the aggregate amount of the revenue to be recognized upon the satisfaction of the remaining performance obligations for the four license agreements is $484,148. The revenue for these remaining performance obligations for each of the four license agreements is expected to be recognized evenly throughout their remaining period of the Initial Term.

Note 6. Fee Income

Fee income represents amounts earned by the Company under various license and other agreements relating to technology developed by the Company. During the first six months of 2020, five licensees accounted for 10% or more of fee income of the Company; these licensees accounted for approximately 22%, 17%, 12%, 12% and 12% of fee income recognized during such period. During the first six months of 2019, three licensees accounted for 10% or more of fee income of the Company; these licensees accounted for approximately 36%, 15% and 12%, respectively, of fee income recognized during such period.

During the three-month period ended June 30, 2020, four licensees accounted for 10% or more of fee income of the Company; these licensees accounted for approximately 17%, 17%, 11% and 10%, respectively, of fee income recognized during such period. During the three-month period ended June 30, 2019, three licensees accounted for 10% or more of fee income of the Company; these licensees accounted for approximately 43%, 16% and 10%, respectively, of fee income recognized during such period.

Note 7. Stock-Based Compensation

The Company has granted options/warrants to consultants. GAAP requires that all stock-based compensation be recognized as an expense in the financial statements and that such costs be measured at the fair value of the award at the date of grant. These awards generally vest ratably over 12 to 60 months from the date of grant and the Company charges to operations quarterly the current market value of the options using the Black-Scholes method. During the three and six months ended June 30, 2020 and 2019, there were no charges related to options granted to consultants.

During the six-month period ended June 30, 2020, the Company did not grant options to employees or directors. During the six-month period ended June 30, 2019, the Company granted 233,500 fully vested options to employees and directors and recorded stock-based compensation of $356,228. All of the options granted to employees during the six-month period ended June 30, 2019 occurred during the second quarter of 2019. The Company valued these grants using the Black-Scholes option pricing model with the following assumptions:

Fair value on grant date	$1.5256
Expected dividend yield	0
Expected volatility	61%
Risk free interest rate	1.84%
Expected term of the option	5 years

There was no compensation expense recorded relating to restricted stock grants to employees and directors during the three and six months ended June 30, 2020 and 2019.

As of June 30, 2020, there were 882,500 shares available for future grant under our 2019 Equity Incentive Plan, which was approved by the Company’s shareholders in June 2019.

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

Note 9. Basic and Diluted Loss Per Common Share

Basic loss per share excludes any dilution. It is based upon the weighted average number of common shares outstanding during the period. Dilutive loss per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company’s dilutive loss per share equals basic loss per share for the periods ended June 30, 2020 and 2019 because all potentially dilutive securities (i.e., options and warrants) were antidilutive in those periods. The number of options and warrants that were not included (because their effect is antidilutive) was 2,498,251 and 3,441,152 for the three and six months ended June 30, 2020 and 2019, respectively.

Note 10. Equity

During the six months ended June 30, 2020, the Company received $284,207 in proceeds from the exercise of outstanding options and warrants and issued 83,152 shares of its capital stock in connection with these exercises. In addition, during the six months ended June 30, 2020, the Company issued 238,372 shares of its capital stock in connection with the cashless exercise of 450,091 of its outstanding options. During the six months ended June 30, 2019, the Company received $1,105,899 in proceeds from the exercise of outstanding options and warrants and issued 1,003,870 shares of its capital stock in connection with these exercises. In addition, during the six months ended June 30, 2019, the Company issued 363,125 shares of its capital stock in connection with the cashless exercise of 603,569 of its outstanding options and warrants.

During the three-month period ended June 30, 2020, the Company received $284,207 in proceeds from the exercise of outstanding options and issued 83,152 shares of its capital stock in connection with these exercises. In addition, during the three-month period ended June 30, 2020, the Company issued 81,527 shares of its capital stock in connection with the cashless exercise of 207,000 of its outstanding options. During the three-month period ended June 30, 2019, the Company received $4,117 in proceeds from the exercise of outstanding options and issued 2,250 shares of its capital stock in connection with these exercises. In addition, during the three-month period ended June 30, 2019, the Company issued 363,125 shares of its capital stock in connection with the cashless exercise of 603,569 of its outstanding options and warrants.

The Company did not sell any equity securities during the three or six months ended June 30, 2020.

On or around May 30, 2019, the Company sold to accredited investors a total of 1,276,599 shares of common stock and warrants expiring May 31, 2024 to purchase 638,295 shares of common stock at an exercise price of $3.384, $3.666 or $4.23 per share depending on the exercise date. Research Frontiers also sold to Gauzy, at a price of $1.38 per unit, with each unit comprised of one share of unregistered common stock and one-half of one warrant. The warrant can be converted into one share of unregistered common stock at an exercise price of $1.656, $1.794 or $2.07 per share depending on the exercise date. Gauzy received a total of 724,638 shares of unregistered common stock and warrants expiring May 31, 2024 to purchase 362,319 shares of common stock. The aggregate proceeds from these stock offerings was approximately $4.6 million.

Investors that participated in the May 30, 2019 offering agreed to amending/clarifying language to the terms of the warrants that they received in the September 7, 2018 offering. Those investors that received warrants in the September 7, 2018 offering that did not participate in the May 30, 2019 offering, separately agreed as of June 27, 2019 to the same amending/clarifying language used in the May 30, 2019 offering. The amending/clarifying language relating to the September 7, 2018 warrants does not allow for a net cash settlement option for the warrants even if no registered shares of common stock are available upon the exercise of the warrant. The Company recorded a non-cash expense of $404,435 and $652,025, respectively, for the three- and six-month periods ended June 30, 2019 to mark these warrants to their estimated market value as of their respective amendment/clarification date. The warrant liability was valued at $1,153,439 (including all valuation adjustments since their issuance) through the date of these new agreements and amendments and based on the amended warrant terms, the warrant liability was reclassified to equity as of these dates.

As of June 30, 2020, there were 1,399,991 warrants outstanding.

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

The Company has operating leases for certain facilities, vehicles and equipment with a weighted average remaining lease term of 4.7 years as of June 30, 2020. Operating leases are included in right of use lease assets, other current liabilities and long-term lease liabilities on the condensed consolidated balance sheet. Right of use lease assets and liabilities are recognized at each lease’s commencement date based on the present value of its lease payments over its respective lease term. The Company does not have an established incremental borrowing rate as it does not have any debt. The Company uses the stated borrowing rate for a lease when readily determinable. When the interest rates implicit in its lease agreements are not readily determinable, the Company used an interest rate based on the marketplace for public debt. The weighted average discount rate associated with operating leases as of June 30, 2020 is 5.5%.

Operating lease expense for the three months ended June 30, 2020 was approximately $54,000 and approximately $107,000 for the six months ended June 30, 2020. The Company has no material variable lease costs or sublease income for the six months ended June 30, 2020. Subsequent to the Company’s adoption of the new lease accounting guidance on January 1, 2019, the Company recorded new right of use lease assets (“ROU”) of approximately $900 thousand and associated lease liabilities of approximately $1.1 million.

Maturities of operating lease liabilities as of June 30, 2020 were as follows:

June 30, 2020
For the remainder of 2020	$105,721
For the year ended December 31, 2021	207,229
For the year ended December 31, 2022	213,320
For the year ended December 31, 2023	217,151
For the year ended December 31, 2024	221,869
For the year ended December 31, 2025 and beyond	55,874
Total lease payments	1,021,164
Less: imputed lease interest	(126,654)
Present value of lease liabilities	$894,510

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

Effective January 1, 2019, the Company adopted the Financial Accounting Standards Board’s Standard, Leases (Topic 842), as amended. The standard requires all leases to be recorded on the balance sheet as a right of use asset and a lease liability. The Company used a transition method that applies the new lease standard at January 1, 2019. The Company applied a policy election to exclude short-term leases from balance sheet recognition and also elected certain practical expedients at adoption. As permitted, the Company did not reassess whether existing contracts are or contain leases, the lease classification for any existing leases, initial direct costs for any existing lease, which were not previously accounted for as leases, are or contain a lease. At adoption on January 1, 2019, an operating lease liability of $1,133,821 and an operating lease right of use asset of $941,284 was recorded. The operating lease liability was $192,537 more than the operating lease right of use asset due to unamortized lease incentive from periods prior to the adoption of the new lease standard. There was no cumulative earnings effect adjustment.

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

In 2019, the Company received royalty revenues from sales of the Magic Sky Control option on the S-Class Coupe, Maybach and S-Class Sedan, and SL and SLK/SLC roadsters in excess of the minimum annual royalty levels for the two licensees supplying products using the Company’s technology to Daimler. As such, royalties from these five car models, as well as sales of SPD-SmartGlass products by our licensees to McLaren Automotive, were accretive to the Company’s royalty revenue. Production efficiencies are expected to continue and accelerate with the introduction of the higher vehicle production volumes for various car models going forward, and the Company expects that lower pricing per square foot of the Company’s technology could expand the market opportunities, adoption rates, and revenues for its technology in automotive and non-automotive applications. The Company expects to generate additional royalty income from the near-term introduction of additional new car and aircraft models from other OEM’s (original equipment manufacturers), continued growth of sales of products using the Company’s technology for the marine industry in yachts and other watercraft, in trains, in museums, and in larger architectural projects.

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

Three months ended June 30, 2020 compared to the three months ended June 30, 2019

The Company’s fee income from licensing activities for the three months ended June 30, 2020 was $176,113 as compared to $301,035 for the three months ended June 30, 2019 representing a $124,922 decline between these two periods. Lower fees in the automotive and aircraft markets (believed to be related to temporary customer shutdowns in these industries due to the COVID-19 pandemic) was partially offset by higher fee income from licensees in the architectural and display markets.

Operating expenses decreased by $307,392 for the three months ended June 30, 2020 to $631,963 from $939,355 for the three months ended June 30, 2019. This decrease is the result of lower non-cash charges for stock options granted to employees and directors in the earlier year ($291,000), lower payroll and related costs ($40,000) and lower professional fees ($20,000), partially offset by higher bad debts ($35,000).

Research and development expenditures decreased by $167,250 to $146,731 for the three months ended June 30, 2020 from $313,981 for the three months ended June 30, 2019. This decrease is the result of lower non-cash charges for stock options granted to employees in the earlier year ($66,000) as well as lower payroll and related costs ($61,000) and lower materials costs ($19,000) and lower allocated facility costs ($11,000).

In connection with the issuance of certain warrants during the third quarter of 2018, the Company recorded a non-cash expense of $404,435 to mark these warrant liabilities to their market value for the three months ended June 30, 2019. The warrant liability was reclassified to equity as of the end of the second quarter of 2019, thus no adjustment in the market value of the warrant liabilities was needed for any period after June 30, 2019.

The Company’s net investment income for the three months ended June 30, 2020 was $9,460 as compared to $6,258 for the three months ended June 30, 2019. The difference was primarily due to higher cash balances available for investment.

In addition, the Company recorded $194,140 of other income for the three months ended June 30, 2020 representing the portion of the PPP loan estimated to be forgiven through such date.

As a consequence of the factors discussed above, the Company’s net loss was $398,981 ($0.01 per common share) for the three months ended June 30, 2020 as compared to $1,350,478 ($0.05 per common share) for the three months ended June 30, 2019.

Six months ended June 30, 2020 compared to the six months ended June 30, 2019

The Company’s fee income from licensing activities for the six months ended June 30, 2020 was $532,286 as compared to $719,692 for the six months ended June 30, 2019 representing a $187,406 decrease between these two periods. Lower fees in the automotive and aircraft markets (believed to be related to temporary customer shutdowns in these industries due to the COVID-19 pandemic) was partially offset by higher fee income from licensees in the architectural and display markets.

Operating expenses decreased by $238,116 for the six months ended June 30, 2020 to $1,452,404 from $1,690,520 for the six months ended June 30, 2019. This decrease was primarily due to lower non-cash charges related to the grant of stock options to employees and directors in the earlier year ($291,000) as well as lower professional fees ($29,000), and lower patent costs ($15,000) partially offset by higher payroll and related costs ($65,000), higher bad debts ($31,000).

Research and development expenditures decreased by $213,895 to $330,049 for the six months ended June 30, 2020 from $543,944 for the six months ended June 30, 2019. This decrease was primarily due to lower non-cash charges related to the grant of stock options to employees in the earlier year ($66,000) as well as lower payroll and related costs ($101,000), lower materials costs ($22,000) and lower allocated facility costs ($10,000).

In connection with the issuance of certain warrants during the third quarter of 2018, the Company recorded a non-cash expense of $652,025 to mark these warrant liabilities to their market value for the six months ended June 30, 2019. The warrant liability was reclassified to equity as of the end of the second quarter of 2019, thus no adjustment in the market value of the warrant liabilities was needed for any period after June 30, 2019.

The Company’s net investment income for the six months ended June 30, 2020 was $32,452 as compared to $12,422 for the six months ended June 30, 2019. The difference was primarily due to higher cash balances available for investment.

In addition, the Company recorded $194,140 of other income for the three months ended June 30, 2020 representing the portion of the PPP loan estimated to be forgiven through such date.

As a consequence of the factors discussed above, the Company’s net loss was $1,023,575 ($0.03 per common share) for the six months ended June 30, 2020 as compared to $2,154,375 ($0.07 per common share) for the six months ended June 30, 2019.

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

During the six months ended June 30, 2020, the Company’s cash and cash equivalents balance decreased by $750,614 principally as a result of cash used for operations of $1,239,647 partially offset by cash proceeds from a PPP loan/grant of $202,052 and cash received from the exercise of options and warrants by employees and investors of $284,207. As of June 30, 2020, the Company had cash and cash equivalents of $5,841,346, working capital of $6,270,142 and total shareholders’ equity of $6,316,740.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

Our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We designed our disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2020 and, based on their evaluation, have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 6, 2020

