Form 10-Q
period 2020-09-30
RESEARCH FRONTIERS INC
filed 2020-11-05
CIK 793524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of

THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarter ended September 30, 2020	Commission File Number 000-14893

RESEARCH FRONTIERS INCORPORATED

(Exact name of registrant as specified in its charter)

DELAWARE	11-2103466
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

240 CROSSWAYS PARK DRIVE
WOODBURY, NEW YORK	11797-2033
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (516) 364-1902

Securities registered pursuant to Section 12(b) of the Act:	Name of Exchange
Title of Class	on Which Registered
Common Stock, $0.0001 Par Value	The NASDAQ Stock Market

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 5, 2020, there were outstanding 31,575,786 shares of Common Stock, par value $0.0001 per share.

RESEARCH FRONTIERS INCORPORATED

Condensed Consolidated Balance Sheets

	September 30, 2020 (Unaudited)	December 31, 2019 (See Note 1)
Assets

Current assets:
Cash and cash equivalents	$5,440,208	$6,591,960
Royalties receivable, net of reserves of $944,052 as of September 30, 2020 and $1,135,598 as of December 31, 2019	554,609	656,062
Prepaid expenses and other current assets	107,041	58,835

Total current assets	6,101,858	7,306,857

Fixed assets, net	72,715	141,720
Operating lease ROU assets	653,097	773,989
Deposits and other assets	33,567	33,567
Total assets	$6,861,237	$8,256,133

Liabilities and Shareholders’ Equity

Current liabilities:
Current portion of operating lease liabilities	$162,615	$163,236
Accounts payable	47,324	169,750
Accrued expenses and other	58,213	46,709
Deferred revenue	21,511	7,734
Total current liabilities	289,663	387,429

Operating lease liabilities, net of current portion	689,057	812,596
Total liabilities	978,720	1,200,025

Shareholders’ equity:
Common stock, par value $0.0001 per share; authorized 100,000,000 shares, issued and outstanding 31,575,786 in 2020 and 31,254,262 in 2019	3,158	3,125
Additional paid-in capital	122,837,069	122,552,895
Accumulated deficit	(116,957,710)	(115,499,912)
Total shareholders’ equity	5,882,517	7,056,108

Total liabilities and shareholders’ equity	$6,861,237	$8,256,133

See accompanying notes to condensed consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Condensed Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2020	2019	2020	2019

Fee income	$697,914	$1,182,560	$165,628	$462,869

Operating expenses	1,924,828	2,356,875	472,424	666,356
Research and development	466,698	751,312	136,649	207,368
Total expenses	2,391,526	3,108,187	609,073	873,724

Operating loss	(1,693,612)	(1,925,627)	(443,445)	(410,855)

Warrant market adjustment	-	(652,025)	-	-
Other income -PPP loan forgiveness	202,052	-	7,912	-
Net investment income	33,762	25,565	1,310	13,143

Net loss	$(1,457,798)	$(2,552,087)	$(434,223)	$(397,712)

Basic and diluted net loss per common share	$(0.05)	$(0.09)	$(0.01)	$(0.01)

Basic and diluted weighted average number of common shares outstanding	31,458,238	29,636,013	31,575,786	31,065,730

See accompanying notes to condensed consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

For the Nine Months Ended September 30, 2020 and 2019

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2018	27,665,211	$2,767	$114,787,657	$(111,690,934)	$3,099,490

Exercise of options and warrants	1,423,843	142	1,170,404	-	1,170,546
Issuance of common stock	2,001,237	200	4,599,799	-	4,599,999
Warrants converted to equity	-	-	1,153,439	-	1,153,439
Stock-based compensation	-	-	356,228	-	356,228
Net loss	-	-	-	(2,552,087)	(2,552,087)
Balance, September 30, 2019	31,090,291	$3,109	$122,067,527	$(114,243,021)	$7,827,615

Balance, December 31, 2019	31,254,262	$3,125	$122,552,895	$(115,499,912)	$7,056,108

Exercise of options and warrants	321,524	33	284,174	-	284,207
Net loss	-	-	-	(1,457,798)	(1,457,798)
Balance, September 30, 2020	31,575,786	$3,158	$122,837,069	$(116,957,710)	$5,882,517

For the Three Months Ended September 30, 2020 and 2019

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2019	31,033,443	$3,103	$122,002,886	$(113,845,309)	$8,160,680

Exercise of options and warrants	56,848	6	64,641	-	64,647
Net loss	-	-	-	(397,712)	(397,712)
Balance, September 30, 2019	31,090,291	$3,109	$122,067,527	$(114,243,021)	$7,827,615

Balance, June 30, 2020	31,575,786	$3,158	$122,837,069	$(116,523,487)	$6,316,740
Net loss	-	-	-	(434,223)	(439,423)
Balance, September 30, 2020	31,575,786	$3,158	$122,837,069	$(116,957,710)	$5,882,517

See accompanying notes to condensed consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(1,457,798)	$(2,552,087)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	64,193	146,496
Stock-based compensation	-	356,228
Bad debt expense	53,217	22,667
Warrant market adjustment	-	652,025
Other income -PPP loan forgiveness	(202,052)	-
Change in assets and liabilities:
Royalty receivables	48,234	(108,750)
Prepaid expenses and other current assets	(48,206)	(53,155)
Accounts payable and accrued expenses	(110,921)	(142,477)
Deferred revenue	13,777	21,095
Net cash used in operating activities	(1,639,556)	(1,657,958)

Cash flows from investing activities:
Purchases of fixed assets	(2,168)	(65,081)
Proceeds from the sale of fixed assets	3,713	-
Net cash provided by (used in) investing activities	1,545	(65,081)

Cash flows from financing activities:
Net proceeds from issuances of common stock and warrants and exercise of options and warrants	284,207	5,770,545
Proceeds from PPP Program Funding	202,052	-
Net cash provided by financing activities	486,259	5,770,545

Net (decrease)/increase in cash and cash equivalents	(1,151,752)	4,047,506

Cash and cash equivalents at beginning of period	6,591,960	2,969,416
Cash and cash equivalents at end of period	$5,440,208	$7,016,922

See accompanying notes to condensed consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Notes to Condensed Consolidated Financial Statements

September 30, 2020

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020. The condensed consolidated balance sheet at December 31, 2019 has been derived from the audited consolidated financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K relating to Research Frontiers Incorporated for the fiscal year ended December 31, 2019.

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

The Company has primarily utilized its cash, cash equivalents, and investments generated from sales of our common stock, proceeds from the exercise of options and warrants, and royalty fees collected to fund its research and development of SPD light valves, for marketing initiatives, and for other working capital purposes. The Company’s working capital and capital requirements depend upon numerous factors, including the results of research and development activities, competitive and technological developments, the timing and cost of patent filings, and the development of new licensees and changes in the Company’s relationships with its existing licensees. The degree of dependence of the Company’s working capital requirements on each of the foregoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements; the addition of new licensees may provide additional working capital or working capital requirements, and changes in relationships with existing licensees would have a favorable or negative impact depending upon the nature of such changes. We have incurred recurring losses since inception and expect to continue to incur losses as a result of costs and expenses related to our research and continued development of our SPD technology and our corporate general and administrative expenses. Our capital resources and operations to date have been substantially funded through sales of our common stock, exercise of options and warrants and royalty fees collected. As of September 30, 2020, we had working capital of approximately $5.8 million, cash and cash equivalents of approximately $5.4 million, shareholders’ equity of approximately $5.9 million and an accumulated deficit of approximately $117.0 million. Our quarterly projected cash flow shortfall, based on our current operations adjusted for any non-recurring cash expenses for the next 12 months, is approximately $500,000-$600,000 per quarter. Based on our current expectation of our cash flow shortfall for the next 12 months, our working capital would support our activities for the next 27- 29 months.

In the event that we are unable to generate sufficient cash from our operating activities or raise additional funds, we may delay, reduce or curtail our operations or otherwise impede our ongoing business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects. The Company may seek to obtain additional funding through future equity issuances. There can be no assurance as to the availability or terms upon which such financing and capital might be available. Eventual success of the Company and generation of positive cash flow will be dependent upon the commercialization of products using the Company’s technology by the Company’s licensees and payments of continuing royalties on account thereof. To date, the Company has not generated sufficient revenue from its licensees to fund its operations.

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

Revenues were negatively impacted in our second and third quarters due to delays in manufacture of products using our technology. Most of the products using our technology are manufactured by licensees overseas in Europe and Asia who have been similarly affected by the pandemic. The disruption caused by public health crises, such as COVID-19, could result in lower levels of sale activity for products using our technology resulting in lower level of royalties owed to us from the sale of these products. The duration of the potential business disruptions and related financial impact cannot be reasonably estimated at this time, but could materially adversely affect our business, financial condition, results of operations, and cash flows. The Company increased its allowance for uncollectible royalty receivables in the second and third quarters of 2020 until the collectability from certain licensees can be better ascertained in the regions affected by COVID-19.

In connection with the COVID-19 crisis, Congress passed, and the president signed, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) which, among other things provides relief for businesses impacted by the pandemic. The Company applied for and received $202,052 in proceeds from the Paycheck Protection Program (“PPP Loan”) made available under the CARES Act. The PPP Loan is intended to offer businesses hurt by the COVID-19 pandemic economic assistance with the potential for the principal to be forgiven based on certain expenses incurred during the first 24 weeks after the issuance of the PPP Loan. The Company estimated that the $194,140 of the PPP Loan principal will be forgiven based on payroll and other expenses incurred through June 30, 2020. The Company estimated that all of the loan will be forgiven when the additional payroll and other expenses incurred from July 1, 2020 to September 30, 2020 are included. Consequently, the Company recorded $7,912 and $202,052 as other income for the three and nine months ended September 30, 2020 representing the PPP loan estimated to be forgiven through September 30, 2020.

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

Note 5. Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 Revenue from Contracts with Customers (Topic 606). The standard provides a single comprehensive revenue recognition model for all contracts with customers and supersedes existing revenue recognition guidance. The revenue standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services.

ASC 606 follows a five-step approach to determining revenue recognition including: 1) Identification of the contract; 2) Identification of the performance obligations; 3) Determination of the transaction price; 4) Allocation of the transaction price; and 5) Recognition of revenue.

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

When a contract includes more than one performance obligation, the Company needs to allocate the total consideration to each performance obligation based on its relative standalone selling price or estimate the standalone selling price if it is not observable. A standalone selling price is not available for our performance obligations since we do not sell any of the services separately and there is no competitor pricing that is available. As a consequence, the best method for determining the standalone selling price of our Grant of Use performance obligation is through a comparison of the average royalty rate for comparable license agreements as compared to our license agreements. Comparable license agreements must consider several factors including: (i) the materials that are being licensed, (ii) the market application for the licensed materials, and (iii) the financial terms in the license agreements that can increase or decrease the risk/reward nature of the agreement.

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

The Technical Support and New Improvements performance obligations are co-terminus over the term of the license agreement. For purposes of determining the transaction price, and recognizing revenue, the Company combined the Technical Support and New Improvements performance obligations because they have the same pattern of transfer and the same term. We maintain a staff of scientists and other professionals whose primary job responsibilities throughout the year are: (i) being available to respond to the Technical Support needs of our licensees, and (ii) developing improvements to our technology which are offered to our licensees as New Improvements. Since the costs incurred to satisfy the Technical Support and New Improvements performance obligations are incurred evenly throughout the year, the value of the Technical Support and New Improvements services are recognized throughout the initial contract period as these performance obligations are satisfied. If the agreement is not terminated at the end of the initial contract period, it will renew on the same terms as the initial contract for a one-year period. Consequently, any fees or minimum annual royalty obligations relating to this renewal contract will be allocated similarly to the initial contract over the additional one-year period.

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

The Company does not have any contract assets under ASC 606 as of September 30, 2020.

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

As of September 30, 2020, the Company has four license agreements that are in their initial multiyear term (“Initial Term”) with continuing performance obligations going forward. The Initial Term of one of these agreements will end as of December 31, 2021, two will end as of December 31, 2022, and one will end December 31, 2024. The Company currently expects that all four of these agreements will renew annually at the end of the Initial Term. As of September 30, 2020, the aggregate amount of the revenue to be recognized upon the satisfaction of the remaining performance obligations for the four license agreements is $464,265. The revenue for these remaining performance obligations for each of the four license agreements is expected to be recognized evenly throughout their remaining period of the Initial Term.

Note 6. Fee Income

Fee income represents amounts earned by the Company under various license and other agreements relating to technology developed by the Company.

During the first nine months of 2020, five licensees accounted for 10% or more of fee income of the Company; these licensees accounted for approximately 18%, 17%, 13%, 12% and 12% of fee income recognized during such period. During the first nine months of 2019, three licensees accounted for 10% or more of fee income of the Company; these licensees accounted for approximately 43%, 15% and 10% of fee income recognized during such period.

During the three-month period ended September 30, 2020, six licensees accounted for 10% or more of fee income of the Company; these licensees accounted for approximately 18%, 15%, 12%, 12%, 11% and 11% of fee income recognized during such period. During the three-month period ended September 30, 2019, two licensees accounted for 10% or more of fee income of the Company; these licensees accounted for approximately 53% and 15% of fee income recognized during such period.

Note 7. Stock-Based Compensation

The Company has granted options/warrants to consultants. GAAP requires that all stock-based compensation be recognized as an expense in the financial statements and that such costs be measured at the fair value of the award at the date of grant. These awards generally vest ratably over 12 to 60 months from the date of grant and the Company charges to operations quarterly the current market value of the options using the Black-Scholes method. During the three and nine months ended September 30, 2020 and 2019, there were no charges related to options granted to consultants.

During the nine-month period ended September 30, 2020, the Company did not grant options to employees or directors. During the nine-month period ended September 30, 2019, the Company granted 233,500 fully vested options to employees and directors and recorded stock-based compensation of $356,228. All of the options granted to employees during the nine-month period ended September 30, 2019 occurred during the second quarter of 2019. The Company valued these grants using the Black-Scholes option pricing model with the following assumptions:

Fair value on grant date	$1.5256
Expected dividend yield	-
Expected volatility	61%
Risk free interest rate	1.84%
Expected term of the option	5 years

There was no compensation expense recorded relating to restricted stock grants to employees and directors during the three and nine months ended September 30, 2020 and 2019.

As of September 30, 2020, there were 882,500 shares available for future grant under our 2019 Equity Incentive Plan, which was approved by the Company’s shareholders in June 2019.

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

Note 9. Basic and Diluted Loss Per Common Share

Basic loss per share excludes any dilution. It is based upon the weighted average number of common shares outstanding during the period. Dilutive loss per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company’s dilutive loss per share equals basic loss per share for the periods ended September 30, 2020 and 2019, because all potentially dilutive securities (i.e., options and warrants) were antidilutive in those periods. The number of options and warrants that were not included (because their effect is antidilutive) was 2,498,251 and 3,381,061 for the three and nine months ended September 30, 2020 and 2019, respectively.

Note 10. Equity

During the nine months ended September 30, 2020, the Company received $284,207 in proceeds from the exercise of outstanding options and warrants and issued 83,152 shares of its capital stock in connection with these exercises. In addition, during the nine months ended September 30, 2020, the Company issued 238,372 shares of its capital stock in connection with the cashless exercise of 450,091 of its outstanding options.

During the nine months ended September 30, 2019, the Company received $1,170,547 in proceeds from the exercise of outstanding options and warrants and issued 1,060,718 shares of its capital stock in connection with these exercises. In addition, during the nine months ended September 30, 2019, the Company issued 363,125 shares of its capital stock in connection with the cashless exercise of 603,569 of its outstanding options and warrants.

During the three-month period ended September 30, 2020, there were no exercise of outstanding options. During the three-month period ended September 30, 2019, the Company received $64,647 in proceeds from the exercise of outstanding options and issued 56,848 shares of its capital stock in connection with these exercises.

The Company did not sell any equity securities during the three or nine months ended September 30, 2020.

On or around May 30, 2019, the Company sold to accredited investors a total of 1,276,599 shares of common stock and warrants expiring May 31, 2024 to purchase 638,295 shares of common stock at an exercise price of $3.384, $3.666 or $4.23 per share depending on the exercise date. Research Frontiers also sold units to Gauzy, at a price of $1.38 per unit, with each unit comprised of one share of unregistered common stock and one-half of one warrant. The warrant can be converted into one share of unregistered common stock at an exercise price of $1.656, $1.794 or $2.07 per share depending on the exercise date. Gauzy received a total of 724,638 shares of unregistered common stock and warrants expiring May 31, 2024 to purchase 362,319 shares of common stock. The aggregate proceeds from these stock offerings was approximately $4.6 million.

Investors that participated in the May 30, 2019 offering agreed to amending/clarifying language to the terms of the warrants that they received in the September 7, 2018 offering. Those investors that received warrants in the September 7, 2018 offering that did not participate in the May 30, 2019 offering, separately agreed as of June 27, 2019 to the same amending/clarifying language used in the May 30, 2019 offering. The amending/clarifying language relating to the September 7, 2018 warrants does not allow for a net cash settlement option for the warrants even if no registered shares of common stock are available upon the exercise of the warrant. The Company recorded a non-cash expense of $0 and $652,025, respectively, for the three- and nine-month periods ended September 30, 2019 to mark these warrants to their estimated market value as of their respective amendment/clarification date. The warrant liability was valued at $1,153,439 (including all valuation adjustments since their issuance) through the date of these new agreements and amendments and based on the amended warrant terms, the warrant liability was reclassified to equity as of these dates.

As of September 30, 2020, there were 1,399,991 warrants outstanding.

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

The Company has operating leases for certain facilities, vehicles and equipment with a weighted average remaining lease term of 4.5 years as of September 30, 2020. Operating leases are included in right of use lease assets, other current liabilities and long-term lease liabilities on the condensed consolidated balance sheet. Right of use lease assets and liabilities are recognized at each lease’s commencement date based on the present value of its lease payments over its respective lease term. The Company does not have an established incremental borrowing rate as it does not have any debt. The Company uses the stated borrowing rate for a lease when readily determinable. When the interest rate implicit in its lease agreements is not readily determinable, the Company used an interest rate based on the marketplace for public debt. The weighted-average discount rate associated with operating leases as of September 30, 2020 is 5.5%.

Operating lease expense for the three months ended September 30, 2020 was approximately $55,000 and approximately $162,000 for the nine months ended September 30, 2020. The Company has no material variable lease costs or sublease income for the nine months ended September 30, 2020. Subsequent to the Company’s adoption of the new lease accounting guidance on January 1, 2019, the Company recorded new right of use lease assets of approximately $900,000 and associated lease liabilities of approximately $1.1 million.

Maturities of operating lease liabilities as of September 30, 2020 were as follows:

September 30, 2020
For the remainder of 2020	$50,690
For the year ended December 31, 2021	207,229
For the year ended December 31, 2022	213,320
For the year ended December 31, 2023	217,151
For the year ended December 31, 2024	221,869
For the year ended December 31, 2025 and beyond	55,874
Total lease payments	966,133
Less: imputed lease interest	(114,461)
Present value of lease liabilities	$851,672

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

The best method for determining the standalone selling price of our Grant of Use performance obligation is through a comparison of the average royalty rate for comparable license agreements as compared to our license agreements. Based on the royalty rate comparison referred to above, any pricing above and beyond the average royalty rate would relate to the Technical Support and New Improvements performance obligations.

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

In 2019 and 2020, the Company received royalty revenues from sales of the Magic Sky Control option in excess of the minimum annual royalty levels for its licensees supplying products using the Company’s technology to Daimler (as well as sales of SPD-SmartGlass products to McLaren Automotive) were accretive to the Company’s royalty revenue. Production efficiencies are expected to continue and accelerate with the introduction of the higher vehicle production volumes for various car models going forward, and the Company expects that lower pricing per square foot of the Company’s technology could expand the market opportunities, adoption rates, and revenues for its technology in automotive and non-automotive applications. The Company expects to generate additional royalty income from the near-term introduction of additional new car and aircraft models from other OEM’s (original equipment manufacturers), continued growth of sales of products using the Company’s technology for the marine industry in yachts and other watercraft, in trains, in museums, and in larger architectural projects.

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

As discussed in Note 2, the Company’s financial results has been impacted by the COVID-19 pandemic. Most of the products using the Company’s technology are manufactured by licensees overseas in Europe and Asia who have been similarly affected by the pandemic. The disruption caused by COVID-19 could result in lower levels of sale activity for products using our technology resulting in lower level of royalties owed to us from the sale of these products. The duration of the potential business disruptions and related financial impact cannot be reasonably estimated at this time.

Three months ended September 30, 2020 compared to the three months ended September 30, 2019

The Company’s fee income from licensing activities for the three months ended September 30, 2020 was $165,628 as compared to $462,869 for the three months ended September 30, 2019, representing a $297,241 decrease between these two periods. Lower fees in the aircraft market and automotive market as production of certain Daimler vehicles was curtailed due to the COVID-19 pandemic and as these vehicles approached the end of their model lifetimes, were partially offset by higher fee income from licensees in the architect and display markets.

Operating expenses decreased by $193,932 for the three months ended September 30, 2020 to $472,424 from $666,356 for the three months ended September 30, 2019. This decrease was the result of lower depreciation and amortization ($70,000), lower patent costs ($55,000) as well as lower professional fees ($31,000) and lower payroll costs ($24,000).

Research and development expenditures decreased by $70,719 to $136,649 for the three months ended September 30, 2020 from $207,368 for the three months ended September 30, 2019. This decrease was the result of lower payroll and related costs ($53,000) as well as lower materials costs ($11,000) and lower allocated insurance costs ($6,000).

The Company’s net investment income for the three months ended September 30, 2020 was $1,310 as compared to $13,143 for the three months ended September 30, 2019. The difference was primarily due to lower interest rates.

The Company recorded $7,912 of other income for the three months ended September 30, 2020 representing the remaining portion of the PPP loan estimated to be forgiven through such date.

As a consequence of the factors discussed above, the Company’s net loss was $434,223 ($0.01 per common share) for the three months ended September 30, 2020 as compared to $397,712 ($0.01 per common share) for the three months ended September 30, 2019.

Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019

The Company’s fee income from licensing activities for the nine months ended September 30, 2020 was $697,914 as compared to $1,182,560 for the nine months ended September 30, 2019, representing a $484,646 decrease between these two periods. Lower fees in the aircraft market and automotive market as production of certain Daimler vehicles was curtailed due to the COVID-19 pandemic and as these vehicles approached the end of their model lifetimes, were partially offset by higher fee income from licensees in the architect and display markets.

Operating expenses decreased by $432,047 for the nine months ended September 30, 2020 to $1,924,828 from $2,356,875 for the nine months ended September 30, 2019. This decrease was the result of lower non-cash charges related to options granted to employees and directors in the prior year ($291,000), as well as lower depreciation ($70,000), patent ($70,000) and professional fees ($60,000), partially offset by higher payroll and related costs ($41,000) and investor relations and marketing costs ($29,000).

Research and development expenditures decreased by $284,614 to $466,698 for the nine months ended September 30, 2020 from $751,312 for the nine months ended September 30, 2019. This decrease was the result of lower payroll and related costs ($157,000) as well as lower non-cash charges related to options granted to employees in the prior year ($65,000), lower material costs ($33,000) and lower allocated insurance ($10,000) and facility ($10,000) costs.

In connection with the issuance of certain warrants during the third quarter of 2018, the Company recorded a non-cash expense of $652,025 for the nine months ended September 30, 2019 to mark these warrants to their market value through the date that they were reclassified to equity in 2019.

The Company’s net investment income for the nine months ended September 30, 2020 was $33,762 as compared to $25,565 for the nine months ended September 30, 2019. The difference was primarily due to higher cash balances available for investment.

The Company recorded $202,052 of other income for the nine months ended September 30, 2020 representing the the entire PPP loan estimated to be forgiven through such date.

As a consequence of the factors discussed above, the Company’s net loss was $1,457,798 ($0.05 per common share) for the nine months ended September 30, 2020 as compared to $2,552,087 ($0.09 per common share) for the nine months ended September 30, 2019.

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

During the nine months ended September 30, 2020, the Company’s cash and cash equivalents balance decreased by $1,151,752 principally as a result of cash used for operations of $1,639,556 partially offset by cash proceeds from the exercise of options and warrants of $284,207 and cash received from the PPP loan of $202,052 and $1,545 from cash received from investing activities. As of September 30, 2020, the Company had cash and cash equivalents of $5,440,208, working capital of $5,812,195 and total shareholders’ equity of $5,882,517.

Our quarterly projected cash flow shortfall, based on our current operations adjusted for any non-recurring cash expenses for the next 12 months, is approximately $500,000-$600,000 per quarter. Based on our current expectation of our cash flow shortfall for the next 12 months, our working capital would support our activities for the next 27 - 29 months.

The Company expects to use its cash to fund its research and development of SPD light valves, its expanded marketing initiatives, and for other working capital purposes. The Company believes that its current cash and cash equivalents would fund its operations until early 2023. There can be no assurances that expenditures will not exceed the anticipated amounts or that additional financing, if required, will be available when needed or, if available, that its terms will be favorable or acceptable to the Company. The eventual success of the Company and generation of positive cash flow will be dependent upon the extent of commercialization of products using the Company’s technology by the Company’s licensees and payments of continuing royalties on account thereof. To date the Company has not generated sufficient revenue from its licensees to fully fund its operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information required by Item 3 has been disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. There has been no material change in the disclosure regarding market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We designed our disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2020, and, based on their evaluation, have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 5, 2020

