Form 10-K
period 2020-12-31
RESEARCH FRONTIERS INC
filed 2021-03-11
CIK 793524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of

THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020	Commission File Number 000-14893

RESEARCH FRONTIERS INCORPORATED

(Exact name of registrant as specified in its charter)

DELAWARE	11-2103466
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

240 CROSSWAYS PARK DRIVE
WOODBURY, NEW YORK	11797-2033
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (516) 364-1902

Securities registered pursuant to Section 12(b) of the Act:	Name of Exchange
Title of Class	on Which Registered
Common Stock, $0.0001 Par Value	The NASDAQ Stock
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter), computed based on the closing sale price of $4.06 was $101,397,136. In making this computation, all direct and indirect shares known to be owned by directors and executive officers of the Company and all direct and indirect shares known to be owned by other persons holding in excess of 5% of the Company’s common stock have been deemed held by “affiliates” of the Company, and awards of restricted stock subject to vesting are assumed to have been fully issued and outstanding. Nothing herein shall prejudice the right of the Company or any such person to deny that any such director, executive officer, or stockholder is an “affiliate.”

On March 11, 2021, the registrant had 31,650,396 shares of Common Stock outstanding.

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

The Company has entered into a number of license agreements covering its light control technology. During 2020, five licensees accounted for 18%, 16%, 12%, 12%, and 12%, respectively, of fee income recognized during the year. During 2019, three licensees accounted for 38%, 12% and 10%, respectively, of fee income recognized for the year.

Research Frontiers was incorporated in New York in 1965 to continue early work that Dr. Edwin Land, founder of Polaroid Corporation, and others had done in the area of light-control beginning in the 1930s. Research Frontiers was reincorporated in Delaware in 1989. Since 1965, Research Frontiers has actively worked to develop and license its own SPD technology, which it protects using patents, trade secrets and know-how. Although patent and trade secret protection is not a guarantee of commercial success, Research Frontiers currently has 246 patents that have been issued worldwide. In addition, the Company has current patent applications in the US and other countries that if granted, would add a significant number of additional patents to its portfolio. The Company has and continues to devote significant resources to develop, license and protect its intellectual property position.

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
windows, doors, partitions, sun visors, skylights, and lateral cockpit windows;

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

Employees:

On March 11, 2021, the Company had six full-time employees, two of whom are technical personnel, and the rest of whom perform legal, finance, marketing, investor relations, and administrative functions. Of these employees, one has obtained a doctorate in chemistry and one has extensive industrial experience in electronics and electrical engineering. One employee also has a postgraduate degree in business administration, and one has a doctorate in jurisprudence. Also, the Company’s suppliers and licensees have people on their teams with advanced degrees in a number of areas relevant to the commercial development of products using the Company’s technology. The success of the Company is dependent upon, among other things, the services of its senior management, the loss of which could have a material adverse effect upon the prospects of the Company.

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

Aircraft Market:

In the aircraft industry, there is a trend towards larger windows with more passenger control and functionality, and an increased investment in improving the passenger experience. In the “transport category” (primarily large commercial passenger aircraft) segment, the world’s two largest aircraft manufacturers are both promoting the size of the windows in new aircraft platforms already being delivered (e.g. Boeing 787 and Airbus A350). In the “general aviation” category (primarily business jets, private or chartered smaller aircraft) this trend is true as well. For example, Gulfstream is promoting the size of the windows on their G650 platform as well as their upcoming G700 flagship aircraft, and Bombardier highlights the size of the cabin window on the Global 7000 and 8000 platforms. Several OEMs either already offer, or have announced their interest to include, electronically dimmable windows in their aircraft – including Boeing, Airbus, Bombardier, Embraer, Textron-Beechcraft, HondaJet, Airbus Helicopters, Airbus Corporate Jets, Bell Helicopter, Dassault, Epic and One Aviation. Electronically dimmable windows for aircraft may use SPD technology, or may use other smart window technologies such as liquid crystal or electrochromic technology. A window system using electrochromic technology was introduced in the Boeing 787. There have been concerns raised that this aircraft’s electronically dimmable windows are not dark enough for long haul flights, transmit too much heat into the cabin, and have a switching speed that is too slow.

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

Gauzy initially announced that its Tel-Aviv film production line has a capacity to produce up to 364,000 square meters of film per year per shift, and that its initial production will be 1.2 meters wide, and in 2019 it planned on expanding its SPD film coating capabilities to 1.5 meters wide rolls, and in 2020 to 1.8 meters wide rolls. In February 2019 Gauzy announced that it would be expanding its SPD film production capacity by having SPD emulsion produced in Tel Aviv and that this emulsion would be coated into SPD-Smart light control film in a new dedicated factory being built by Gauzy in Stuttgart, Germany.

In December 2019, Gauzy Ltd. celebrated the opening of its second production facility in Stuttgart, Germany to produce SPD-Smart light control film for the entire SPD-SmartGlass industry. This state-of-the-art facility, with specially designed coating and curing areas, will give Gauzy the capacity to coat over one million square meters of SPD film per year in widths of up to 1.8 meters.

In January 2020, Research Frontiers, Gauzy Ltd. and their customers showed 175 thousand attendees at this year’s CES new ways to benefit from SPD-SmartGlass.

In April 2020, Gauzy Ltd. announced that it secured Series C investments from Hyundai Motor Company, Blue Red Partners VC, and Avery Dennison. This strategic investment marks the first known equity investment by an automotive OEM in Research Frontiers’ entire industry. As part of the announcement of this investment, Gauzy confirmed that its state-of-the-art material synthesis facility in Israel, and its custom SPD production line strategically located in Germany, are currently operating and producing SPD emulsion and light control film for the automotive, aircraft, and architectural industries, with modified staffing and procedures to protect Gauzy’s employees during the COVID-19 pandemic.

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

The S-Class Coupe offers the largest panoramic Magic Sky Control™ roof ever put into serial production. The surface area of the panoramic roof using SPD-SmartGlass technology on the S-Class is approximately three times the size of the roof glass used on the current SLC and SL roadster. With the addition of the new 2018 S450 and S450 4MATIC S-Class Sedans, a total of 14 Mercedes-Benz model variants have now offered this remarkable panoramic smart glass roof:

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

McLaren was the second auto manufacturer to adopt the Company’s SPD-SmartGlass technology for series production in the automotive market. The following new production cars by McLaren Automotive featured SPD-SmartGlass technology in their roofs: the McLaren GT, McLaren 720S Spyder and McLaren Speedtail (which also incorporated SPD-SmartGlass technology in the windshield as a built-in sun visor and also other areas of the car). The McLaren GT and 720S Spyder have been in production for several years, and the McLaren Speedtail was first delivered to customers in January 2020. Since then, McLaren has included SPD-SmartGlass in additional production models.

General Motors was the third auto manufacturer to announce that it was putting SPD-SmartGlass into series production in the roof of their new electric ultra-luxury flagship vehicle, the Cadillac Celestiq. The SPD-SmartGlass sunroof for the Celestiq gives occupants control over individual segments of the sunroof above them to better customize and enhance the driving experience in terms of comfort, security, and the reduction of heat, light and glare into the vehicle. The Celestiq with its SPD-SmartGlass roof was launched at CES 2021in January 2021.

Also in terms of new product development in the automotive industry, in August 2020, Daimay, the world’s largest supplier of automotive sun visors, licensed Research Frontiers’ SPD-Smart light-control film technology for use in automotive sun visors. SPD-Smart light-control film technology will enable Daimay to develop products that automatically and dynamically adjust the sun visor to manage changing light and glare conditions. Daimay is developing this product in conjunction with a specific automotive manufacturer customer.

In the Asian automotive market, in April 2020, Gauzy Ltd. announced that it secured Series C investments from Hyundai Motor Company, Blue Red Partners VC, and Avery Dennison. This strategic investment marks the first known equity investment by an automotive OEM in Research Frontiers’ entire industry. As part of the announcement of this investment, Gauzy confirmed that its state-of-the-art material synthesis facility in Israel, and its custom SPD production line strategically located in Germany, are currently operating and producing SPD emulsion and light control film for the automotive, aircraft, and architectural industries.

In January 2020, Research Frontiers, Gauzy Ltd. and their customers showed 175 thousand attendees at the CES new ways to benefit from SPD-SmartGlass, including some unique automotive information displays with improved readability and performance.

Other automakers continue to develop and evaluate the use of SPD technology in their windows systems. Such window systems include sunroofs, side-windows, rear-windows and sun visors. Some automakers and their suppliers have incorporated SPD-SmartGlass in concept vehicles, with some of these concept vehicles being exhibited at major auto shows:

●	March 2019:

At the 2019 Geneva Auto Show, Mercedes-Benz SLC roadster, SL roadster, S-Class Sedan and Maybach vehicles in serial production were presented using the Company’s SPD-SmartGlass technology

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

Features of SPD-SmartGlass electronically dimmable windows (“EDWs”) for motorcoaches include:

○	Different zones of an EDW can be independently controlled.

○	All EDWs can be controlled centrally with a master control, or automatically with light sensors.

○	The level of noise in the motorcoach is reduced.

○	The EDWs automatically turn to the darkest state when the motorcoach engine is off, keeping the interior cooler and offering lower air-conditioning consumption and greater energy savings.

○	An ergonomic SPD-Smart dimmable motorcoach sun visor increases safety.

○	The electronics are integrated into the EDW, which facilitates OEM and aftermarket installations.

●	January 2020:

Vision Systems exhibited its SPD-SmartGlass technology for the coach marketplace at the UMA Motorcoach Expo in Nashville, TN. Vision Systems showcased an EDW with integrated information display that provides travel information such as time, temperature, remaining distance to the next stop, or service availability. Also at the show, Vision Systems’ unveiled an SPD-SmartGlass solution for the driver environment with an ergonomic SPD-Smart dimmable sun visor integrated into the upper part of the windshield, avoiding the need for the driver to handle a shade, which partially blocks the view.

●	January 2019:

Vision Systems also exhibited its SPD-SmartGlass technology solutions for the coach marketplace at the UMA Motorcoach Expo.

●	May 2017:

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

5.	Rail Transport:

●	February 2020

In February 2020, Vision Systems presented its SPD-SmartGlass marine products at the Middle East Rail show in Dubai, UAE, including a multi-zone SPD-SmartGlass dimmable window, and a dimmable divider with an integrated information display, and a concept of glass partition playing videos. The multi-zone solution exhibited is an SPD-SmartGlass panel that resembles a digital shade, providing tinting control of a chosen zone to protect from unwanted light and glare, for improving the passenger experience. Vision Systems also exhibited an SPD-SmartGlass dimmable divider with an integrated information display that gives travel information such as time, temperature, remaining distance to next stop, or service availability.

●	September 2018

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

●	Textron-Beechcraft has SPD-Smart electronically dimmable windows as standard equipment on models of its King Air aircraft:

●	The King Air 250, with first delivery during 2015

●	The King Air 350i, with first delivery during 2015

●	The King Air C90GTx, with first deliveries during the first quarter of 2016

●	ONE Aviation announced the selection of SPD-Smart electronically dimmable windows for its upcoming Eclipse 700 platform.

●	Epic Aircraft has selected SPD-Smart electronically dimmable windows for its upcoming Epic E1000 aircraft.

●	Dassault Aviation:

The Falcon 5X was scheduled to come with SPD-Smart electronically dimmable skylights as standard equipment. Subsequently, however, Dassault announced in December 2017 that it was terminating the Falcon 5X program and announced the launch of a new Falcon program featuring the same skylight as the Falcon 5X. This aircraft, the Falcon 6X is scheduled to enter into service in 2022.

Other aircraft manufacturers and their suppliers continue to develop and evaluate the use of SPD technology in their window systems. Aircraft manufacturers and SPD product suppliers have incorporated SPD-Smart electronically dimmable windows in mockups, with some of these mockups being exhibited at major aviation shows:

●	November 2019:

Vision Systems unveiled its aircraft and helicopter SPD-Smart solutions at the Dubai Airshow in Dubai, UAE. Among the products presented at the show were an SPD-Smart electronically dimmable helicopter window, and a multizone SPD-Smart dimmable aircraft window with an integrated control panel. Vision Systems also unveiled an SPD-Smart partition combining an electronically dimmable system with an information display based on electroluminescent technology. Whether on windows or dividers, this solution can either be set in transparent or dark mode when no information is displayed, or show short travel information. The background opacity can then adjust automatically for perfect contrast and readability.

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

●	June 2013:

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

Additional challenges stated by OEMs and their customers that have been successfully met by SPD-Smart dimmable aircraft windows include:

●	Noise-blocking: the ability to reduce the amount of noise transmitted through windows

●	Curved shapes: the ability to offer curved windows to meet interior design needs

●	Weight-reduction: the ability to fabricate dimmable windows using lightweight plastics and thin chemically strengthened glass

●	FAA and EASA certification: the ability to demonstrate full compliance with all FAA and EASA requirements

8.	SPD-Smart Architectural Products:

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

10.	VariGuard SmartGlass:

In May 2013, Research Frontiers announced the formation of its VariGuard SmartGlass business unit. This business unit allowed the Company to directly address market opportunities for SPD technology outside the scope of its current license agreements or the focus of its licensees. VariGuard SmartGlass was a developmental activity for the Company and its revenues are currently immaterial relative to the Company’s licensing activities.

The VariGuard SmartGlass business unit marketed and sold SPD-Smart products directly to customers for specialty uses such as the protection of artwork and light-sensitive documents in museums and private collections. The business uses an optimized fabrication designed specifically for its exhibition panels. The production of these panels is outsourced to current licensees that have experience producing SPD laminates.

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

Marketing Activities and Licensee Support:

In addition to supporting the efforts of its licensees, the Company also recognizes the need to develop the SPD industry as a whole. As such, the Company continues to plan and execute complementary programs that build awareness and interest in smart glass generally and demand for SPD-Smart products specifically. In the last several years, these programs included presentations at various general industry conferences, participation in panel presentations and discussions hosted by academia, development of trade association educational materials, and presentations to architects, designers, and other influential specifiers.

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

Many companies with substantially greater resources than Research Frontiers such as 3M, Gentex Corp., Pilkington, PPG Industries, Saint-Gobain and other large corporations have pursued or are pursuing projects in the electrochromic area. While some of these companies have reportedly discontinued or substantially curtailed their work on electrochromics due to technical problems and issues relating to the expense of these technologies, at least four companies (Gentex, PPG Industries, View (formerly known as Soladigm), and Sage Electrochromics) are currently working to commercialize electrochromic window products. In May 2012, Saint-Gobain acquired Sage Electrochromics and combined all of their respective electrochromic manufacturing and developmental efforts. In late 2020, View announced that it was trying to become a public company by merging with a Special Purpose Acquisition Company (“SPAC”) CF Finance Acquisition Corp. II (Nasdaq: CFII).

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

During the past few years, the Company and/or its licensees have made significant advances relating to materials to enable (1) improved stability of SPD emulsions, (2) a wider range of light transmission, (3) improved film adhesion and cohesion and (4) increased durability of SPD films/laminates, and (5) cost reductions. These advances have resulted in 50 patents being issued to the Company by the US Patent Office and by foreign patent offices between 2018-2020 in addition to other patents and patent applications that are pending worldwide.

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

Excluding non-cash expenses of approximately $17,000 and $143,000, associated with the grant of stock options to the Company’s technical personnel, Research Frontiers incurred approximately $611,000 and $892,000 during the years ended December 31, 2020 and 2019, respectively, for research and development costs. Research Frontiers plans to engage in substantial continuing research and development activities to invest in future improvements in SPD light-control technology and to expand for its licensees the capabilities of SPD-Smart technology and the markets for SPD-Smart products.

Patents and Proprietary Information:

Research Frontiers continues to make substantial investments to develop, license and protect its intellectual property position. The Company has 17 United States and 229 foreign patents in force. The Company’s United States patents expire at various dates from 2021 through 2037, while its foreign patents expire at various dates from 2021 through 2037.

The Company has current US and foreign patent applications that, if granted, would add a number of additional patents to its portfolio. The Company believes that its SPD light-control technology is adequately protected by its patent position and by its proprietary technological know-how. However, the validity of the Company’s patents has never been contested in any litigation. The Company also possesses know-how and relies on trade secrets and nondisclosure agreements to protect its technology. The Company generally requires any employee, consultant, or licensee having access to its confidential information to execute an agreement whereby such person agrees to keep such information confidential.

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

Source and Need for Capital.

As of December 31, 2020, we had approximately $4.8 million in cash and cash equivalents.

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

As of December 31, 2020, the Company had cash and cash equivalents of $4.8 million, working capital of $5.2 million and total shareholders’ equity of $5.3 million. Our quarterly projected cash flow shortfall, based on our current operations, adjusted for any non-recurring cash expenses for the next 12 months, is approximately $400,000 - $450,000 per quarter. We may eliminate some operating expenses in the future, which will further reduce our cash flow shortfall if needed. We currently expect to have sufficient working capital for the next 34 months of operations.

History of Operating Losses.

We have experienced net losses from operations, and we may continue to incur net losses from operations in the future. We have incurred substantial costs and expenses in researching and developing our SPD technology. As of December 31, 2020, we had an accumulated deficit of $117.8 million since our inception. Our net loss was $2.3 million in 2020 and $3.8 million in 2019, (which includes non-cash accounting charges in 2020 and 2019 of $0.3 million and $0.8 million, respectively, resulting from the expensing of grants of stock options).

We may not generate sufficient cash flows to cover our operating expenses.

As noted above, we have incurred recurring losses since inception and expect to continue to incur losses as a result of costs and expenses related to our research and continued development of our SPD technology and our corporate general and administrative expenses. Our limited capital resources and operations to date have been substantially funded through sales of our common stock, exercise of options and warrants and royalty fees collected. As of December 31, 2020, we had working capital of approximately $5.2 million, cash of approximately $4.8 million, shareholders’ equity of approximately $5.3 million and an accumulated deficit of $117.8 million. In the event that we are unable to generate sufficient cash from our operating activities or raise additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects.

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

During 2020, five licensees accounted for 18%, 16%, 12%, 12% and 12%, respectively, of fee income recognized for the year. During 2019, three licensees accounted for 38%, 12%, and 10%, respectively, of fee income recognized during the year. The loss of all or a substantial portion of the fee income from any of these customers (or certain other significant customers) could have a material adverse effect on our business, financial condition, and/or results of operations.

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

The Company currently occupies approximately 9,500 square feet of space at an annual rent which, in 2020 was approximately $191,000, for its executive office, research facility and SPD-Smart Glass Design Center at 240 Crossways Park Drive, Woodbury, New York 11797 under a lease expiring March 31, 2025. The Company believes that its space, including its laboratory facilities, is adequate for its present needs.

ITEM 3.	LEGAL PROCEEDINGS

There are no legal proceedings pending by or against the Company required to be reported under this Item 3.

ITEM 4.	MINE SAFETY DISCLOSURES

N/A

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

(1)	The Company’s common stock is traded on the NASDAQ Capital Market under the symbol “REFR”. As of March 11, 2021, there were 31,650,396 shares of common stock outstanding.

(2)	The following table sets forth the range of the high and low selling prices (as provided by the National Association of Securities Dealers) of the Company’s common stock for each quarterly period within the past two fiscal years:

Quarter Ended	Low	High

March 31, 2019	$1.48	$3.49
June 30, 2019	1.97	3.71
September 30, 2019	2.70	5.38
December 31, 2019	2.76	3.80

March 31, 2020	$2.20	$4.24
June 30, 2020	1.66	5.70
September 30, 2020	2.01	4.11
December 31, 2020	2.50	3.57

These quotations may reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

(b) Approximate Number of Security Holders

As of March 10, 2021, there were approximately 300___ holders of record of the Company’s common stock and the closing price of our common stock was $3.75 per share. The Company estimates that there are approximately 7,100 beneficial holders of the Company’s common stock.

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

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. The Company determined that its license agreements provide for three performance obligations: (i) Grant of Use, (ii) Technical Support, and (iii) New Improvements.

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

Recent Global Events

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (“COVID-19”) a global pandemic and recommended containment and mitigation measures worldwide. As a result, the Company expects operations at its facility to continue to be affected in some capacity, as the COVID-19 virus continues to proliferate and the federal, state and local governments under which we operate continue to adopt new rules. The Company has put in place enhanced procedures, such as restricting international and domestic travel, adopting a variety of steps designed to ensure social distancing in our facilities, including working remotely where available, and increasing our cleaning and sanitizing procedures in our facilities, in an effort to protect its employees and communities.

Revenues were negatively impacted in our second, third and fourth quarters due to delays in manufacture of products using our technology. Most of the products using our technology are manufactured by licensees overseas in Europe and Asia who have been similarly affected by the pandemic. The disruption caused by public health crises, such as COVID-19, could result in lower levels of sale activity for products using our technology resulting in lower level of royalties owed to us from the sale of these products. The duration of the potential business disruptions and related financial impact cannot be reasonably estimated at this time, but could materially adversely affect our business, financial condition, results of operations, and cash flows. Net of amounts previously reserved which were fully written off in 2020, the Company has increased its allowance for uncollectible royalty receivables in 2020 until the collectability from certain licensees can be better ascertained in the regions affected by COVID-19.

In connection with the COVID-19 crisis, Congress passed, and the president signed, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which, among other things, provides relief for businesses impacted by the pandemic. The Company applied for and received $202,052 in proceeds from the Paycheck Protection Program (“PPP Loan”) made available under the CARES Act. The PPP Loan is intended to offer businesses hurt by the COVID-19 pandemic economic assistance with the potential for the principal to be forgiven based on certain expenses incurred during the first 24 weeks after the issuance of the PPP Loan. The Company estimated that the $194,140 of the PPP Loan principal will be forgiven based on payroll and other expenses incurred through June 30, 2020. The Company estimated that all of the loan will be forgiven when the additional payroll and other expenses incurred from July 1, 2020 to September 30, 2020 are included. Consequently, the Company recorded $202,052 as other income for the year ended December 31, 2020 representing the PPP loan estimated to be forgiven.

Results of Operations

Overview

The majority of the Company’s fee income comes from the activities of several licensees participating in the automotive market. The Company currently believes that the automotive market will be the largest source of its royalty income over the next several years. The Company’s royalty income from this market may be influenced by numerous factors including various trends affecting demand in the automotive industry and the rate of introduction of new technology in OEM product lines and the impact of COVID-19. In addition to these macro factors, the Company’s royalty income from the automotive market could also be influenced by specific factors such as whether the Company’s SPD-SmartGlass technology appears as standard equipment or as an option on a particular vehicle, the number of additional vehicle models that SPD-SmartGlass appears on, the size of each window on a vehicle and the number of windows on a vehicle that use SPD-SmartGlass, fluctuations in the total number of vehicles produced by a manufacturer, and in the percentage of cars within model like produced with SPD-SmartGlass, and changes in pricing or exchange rates. Certain license fees, which are paid to the Company in advance of the accounting period in which they are earned resulting in the recognition of deferred revenue for the current accounting period, which will be recognized as fee income in future periods. Also, licensees offset some or all of their royalty payments on sales of licensed products for a given period by applying these advance payments towards such earned royalty payments.

In 2019 and 2020, the Company received royalty revenues from sales of the Magic Sky Control option using the Company’s technology to Daimler (as well as sales of SPD-SmartGlass products to McLaren Automotive) that were accretive to the Company’s royalty revenue. Production efficiencies are expected to continue and accelerate with the introduction of the higher vehicle production volumes for various car models going forward, and the Company expects that lower pricing per square foot of the Company’s technology could expand the market opportunities, adoption rates, and revenues for its technology in automotive and non-automotive applications. The Company expects to generate additional royalty income from the near-term introduction of additional new car and aircraft models from other OEMs (original equipment manufacturers), continued growth of sales of products using the Company’s technology for the marine industry in yachts and other watercraft, in trains, in museums, and in larger architectural projects.

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

As discussed in Note 1, the Company’s financial results has been impacted by the COVID-19 pandemic. Most of the products using the Company’s technology are manufactured by licensees overseas in Europe and Asia who have been similarly affected by the pandemic. The disruption caused by COVID-19 could result in lower levels of sale activity for products using our technology resulting in lower level of royalties owed to us from the sale of these products. The duration of the potential business disruptions and related financial impact cannot be reasonably estimated at this time.

Year ended December 31, 2020 Compared to the Year ended December 31, 2019

The Company’s fee income from licensing activities for the year ended December 31, 2020 was $828,450 as compared to $1,564,024 for the year ended December 31, 2019. Lower fees in the aircraft market and automotive market as production of certain Daimler vehicles was curtailed due to the COVID-19 pandemic and as these vehicles approached the end of their model lifetimes, were partially offset by higher fee income from the display market.

Operating expenses decreased by $900,205 for the year ended December 31, 2020 to $2,777,535 from $3,677,740 for the year ended December 31, 2019. The decrease was the result of lower non-cash compensation expense between the two years of $388,000 relating to charges to operations for stock options granted to employees, directors and a consultant. In addition, the Company incurred lower patent and professional fees ($262,000), lower bad debt expenses ($75,000), lower investor relations and marketing costs ($41,000), lower depreciation ($112,000) and lower allocated facility and insurance costs ($138,000). Partially offsetting these decreases were higher payroll and related costs, net of non-cash compensation costs discussed above ($14,000).

Research and development expenditures decreased by $407,319 for the year ended December 31, 2020 to $628,304 from $1,035,623 for the year ended December 31, 2019. This decrease was the result of lower payroll and related costs ($340,000) as well as lower materials costs ($30,000) and lower allocated insurance costs ($15,000). Included in the lower payroll and related costs is lower non-cash compensation costs related to stock options granted to employees ($126,000) between the two periods.

In connection with the issuance of certain warrants during the third quarter of 2018, the Company recorded a non-cash accounting expense of $652,025 in 2019 to mark these warrants to their market through the date that they were reclassified as equity in 2019.

In 2019, the Company incurred a loss from the impairment of a fixed asset of $50,666 in value of an automobile which was subsequently sold to an employee at fair market value.

The Company’s net investment income for the year ended December 31, 2020 was $34,473 as compared to $43,052 for the year ended December 31, 2019. The difference was primarily due to higher cash balances available for investment in 2019.

The Company recorded $202,052 of other income for the year ended December 31, 2020 representing the entire PPP loan estimated to be forgiven through such date.

No income tax benefit or expense was recorded for the years ended December 31, 2020 and 2019.

As a consequence of the factors discussed above, the Company’s net loss was $2,340,864 ($0.07 per common share) for the year ended December 31, 2020 as compared to $3,808,978 ($0.13 per common share) for the year ended December 31, 2019.

Financial Condition, Liquidity and Capital Resources

The Company has primarily utilized its cash, cash equivalents, and proceeds from sales of our common stock, proceeds from the exercise of options and warrants, and royalty fees collected to fund its research and development, for marketing initiatives, and for other working capital purposes. The Company’s working capital and capital requirements depend upon numerous factors, including, but not limited to, the results of research and development activities, competitive and technological developments, the timing and costs of patent filings, and the development of new licensees and changes in the Company’s relationship with existing licensees. The degree of dependence of the Company’s working capital requirements on each of the foregoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements; the addition of new licensees may provide additional working capital or working capital requirements, and changes in relationships with existing licensees would have a favorable or negative impact depending upon the nature of such changes.

During 2020, the Company’s cash and cash equivalents balance decreased by $1,819,255 principally as a result of cash used for operations of $2,252,691 and cash used for the purchase of property and equipment of $56,536 partially offset by cash generated from the exercise of options and warrants of $284,207 and cash proceeds from a PPP loan of $202,052. At December 31, 2020, the Company had cash and cash equivalents of $4,772,705, working capital of $5,201,443 and total shareholders’ equity of $5,327,005. Our quarterly projected cash flow shortfall, based on our current operations, adjusted for any non-recurring cash expenses for the next 12 months, is approximately $400,000 - $450,000 per quarter. We may eliminate some operating expenses in the future, which will further reduce our cash flow shortfall if needed. We currently expect to have sufficient working capital for the next 34 months of operations.

The Company expects to use its cash to fund its research and development of SPD light valves, its expanded marketing initiatives, and for other working capital purposes. The Company believes that its current cash and cash equivalents would fund its operations until mid to late 2023. There can be no assurances that expenditures will not exceed the anticipated amounts or that additional financing, if required, will be available when needed or, if available, that its terms will be favorable or acceptable to the Company. The eventual success of the Company and generation of positive cash flow will be dependent upon the extent of commercialization of products using the Company’s technology by the Company’s licensees and payments of continuing royalties on account thereof. To date the Company has not generated sufficient revenue from its licensees to fully fund its operations.

During 2019, the Company’s cash and cash equivalents balance increased by $3,622,544 principally as a result of cash proceeds of $5,770,545 from the sale of common stock and warrants and the exercise of options and warrants, partially offset by cash used for operations of $2,082,719 and cash used for the purchase of property and equipment of $65,282. At December 31, 2019, the Company had cash and cash equivalents of $6,591,960, working capital of $6,919,428 and total shareholders’ equity of $7,056,108.

Inflation

The Company does not believe that inflation has a significant impact on its business.

Contractual Obligations:

The Company has operating leases for certain facilities, vehicles and equipment with a weighted average remaining lease term of 4.2 years as of December 31, 2020. The maturities over time of the operating lease obligations as of December 31, 2020 were as follows:

December 31, 2020
Year 1	$207,000
Years 2-3	430,000
Years 4-5	278,000

Total lease payments	$915,000

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

None

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and acting interim Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, the Company’s Chief Executive Officer and acting interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s periodic SEC filings. Our Chief Executive Officer and acting interim Chief Financial Officer has concluded that as of December 31, 2020 our disclosure controls and procedures are designed, and are effective, to ensure that information required to be disclosed by our Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the commission’s rules and forms, and are also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and acting interim Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of our management, including our Chief Executive Officer and acting interim Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013), or the COSO Framework. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our Chief Executive Officer and acting interim Chief Financial Officer concluded that, as of such date, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting because such attestation report is not required by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting

There were no changes to controls during the three months ended December 31, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The other information required by this Item 10 is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Commission on or before April 30, 2021.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Commission on or before April 30, 2021. Notwithstanding anything to the contrary set forth herein or in any of the Company’s past or future filings with the SEC that might incorporate by reference the Company’s definitive Proxy Statement, in whole or in part, the report of the compensation committee and the stock price performance graph contained in such definitive Proxy Statement shall not be incorporated by reference into this Annual Report on Form 10-K or in any other such filings.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Commission on or before April 30, 2021.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Commission on or before April 30, 2021.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Commission on or before April 30, 2021.

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

(a)(3)	Exhibits

3.1	Restated Certificate of Incorporation of the Company. Previously filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994, and incorporated herein by reference.

3.2	Amended and Restated Bylaws of the Company. Previously filed as Exhibit 99.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.

4.1	Form of Common Stock Certificate. Previously filed as an Exhibit to the Company’s Registration Statement on Form S-18 (Reg. No. 33-5573NY), declared effective by the Commission on July 8, 1986, and incorporated herein by reference.

4.2	Rights Agreement dated as of February 18, 2003 between Research Frontiers Incorporated and Continental Stock Transfer & Trust Company, as Rights Agent, which includes as Exhibit A thereto the Form of Rights Certificate. Previously filed as an Exhibit to the Company’s Registration Statement on Form 8-A dated February 13, 2013, and incorporated herein by reference.

10.1A*	Employment Agreement effective as of January 1, 2009 between the Company and Joseph M. Harary. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated April 30, 2009 and incorporated herein by reference.

10.1B*	Amendment to Employment Agreement effective as of June 12, 2014 between the Company and Joseph M. Harary. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated June 13, 2014 and incorporated herein by reference.

10.1B*	Amendment to Employment Agreement effective as of September 26, 2019 between the Company and Joseph M. Harary. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated September 26, 2019 and incorporated herein by reference.

10.1C*	Employment Agreement effective as of January 1, 2014 between the Company and Seth L. Van Voorhees Previously filed as an Exhibit to the Company’s Current Report on Form 10-K dated December 31, 2013 and incorporated herein by reference.

10.2*	Amended and Restated 1992 Stock Option Plan. Previously filed as Exhibit 4 to the Company’s Registration Statement on Form S-8 (Reg. No. 33-86910) filed with the Commission on November 30, 1994, and incorporated herein by reference.

10.3*	1998 Stock Option Plan, as amended. Previously filed as an Exhibit to the Company’s Definitive Proxy Statement dated April 30, 1998 filed with the Commission on April 29, 1998, 1994, and incorporated herein by reference.

10.31*	2008 Equity Incentive Plan. Previously filed as an Exhibit to the Company’s Definitive Proxy Statement dated April 30, 2008 filed with the Commission on April 29, 2008, and incorporated herein by reference.

10.32*	2019 Equity Incentive Plan. Previously filed as an Exhibit to the Company’s Definitive Proxy Statement dated April 29, 2019 filed with the Commission on April 29, 2019, and incorporated herein by reference.

10.4*	Form of Stock Option Agreement between the Company and recipients of stock options issued pursuant to the Company’s Stock Option Plans. Previously filed as part of Exhibits 4.1, 4.2, and 4.3 to the Company’s Registration Statement on Form S-8 (Reg. No. 33-53030) filed with the Commission on October 6, 1992, and incorporated herein by reference.

10.5	Lease Agreement dated November 7, 1986, between the Company and Industrial & Research Associates Co. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1986 and incorporated herein by reference.

10.5.1	First Amendment to Lease dated November 26, 1991 between the Company and Industrial and Research Associates Co. Previously filed as an Exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 33-43768) declared effective by the Commission on December 17, 1991, and incorporated herein by reference.

10.5.2	Second Amendment to Lease dated March 11, 1994 between the Company and Industrial and Research Associates Co. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.

10.5.3	Third Amendment to Lease dated July 14, 1998 between the Company and Industrial and Research Associates Co. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference.

10.5.4	Fourth Amendment to Lease dated January 13, 2004 between the Company and Industrial and Research Associates Co. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference.

10.5.5	Fifth Amendment to Lease dated February 21, 2014 between the Company and CLK-HP 230-240 CROSSWAYS PARK LLC and LAKE PARK 230-240 CROSSWAYS PARK LLC. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and incorporated herein by reference.

10.6	License Agreement effective as of August 2, 1995 between the Company and General Electric Company. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated August 2, 1995 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.7	License Agreement effective as of April 29, 1996 between the Company and Glaverbel, S.A. Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.8	License Agreement effective as of January 18, 1997 between the Company and Material Sciences Corporation. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated March 3, 1997 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.9	License Agreement effective as of March 31, 1997 between the Company and Hankuk Glass Industries, Inc. Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.10	License Agreement effective as of August 8, 1997 between the Company and Orcolite, a Unit of Monsanto Company. Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.11	License Agreement effective as of June 25, 1999 between the Company and Dainippon Ink and Chemicals, Incorporated. Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.12	License Agreement effective as of August 9, 1999 between the Company and Hitachi Chemical Co., Ltd. Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.13	License Agreement effective as of December 3, 1999 between the Company and Global Mirror GmbH & Co. KG. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.14	License Agreement effective as of December 13, 1999 between the Company and Global Mirror GmbH & Co. KG. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.15	License Agreement effective as of March 21, 2000 between the Company and ThermoView Industries, Inc. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.16	License Agreement effective as of May 23, 2000 between the Company and Polaroid Corporation. Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.17	License Agreement effective as of February 16, 2001 between the Company and AP Technoglass Co. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.18	License Agreement effective as of March 21, 2001 between the Company and InspecTech Aero Service, Inc. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.19	License Agreement effective as of March 28, 2001 between the Company and Film Technologies International, Inc. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.20	License Agreement effective as of November 29, 2001 between the Company and Avery Dennison Corporation. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.21	License Agreement effective as of February 4, 2002 between the Company and BOS GmbH & Co. KG. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.22	License Agreement effective as of March 11, 2002 between the Company and Isoclima S.p.A. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.23	License Agreement effective as of July 2, 2002 between the Company and Isoclima S.p.A. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.24	License Agreement effective as of August 19, 2002 between the Company and Razor’s Edge Technologies, Inc. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.25	License Agreement effective as of October 7, 2002 between the Company and American Glass Products (Glass Technology Investment Ltd.). Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.26	License Agreement effective as of October 7, 2002 between the Company and SPD Systems, Inc. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.27	License Agreement effective as of October 24, 2002 between the Company and Cricursa Cristales Curvados S.A. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.28	License Agreement effective as of December 9, 2002 between the Company and BRG Group, Ltd. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.29	License Agreement effective as of December 13, 2002 between the Company and Laminated Technologies Inc. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.30	License Agreement effective as of April 17, 2003 between the Company and Custom Glass Corporation. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.31	License Agreement effective as of May 2, 2003 between the Company and Air Products and Chemicals, Inc. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.32	License Agreement effective as of May 30, 2003 between the Company and Kerros Limited. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.33	License Agreement effective as of June 6, 2003 between the Company and Traco, Inc. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.34	License Agreement effective as of June 16, 2003 between the Company and Saint-Gobain Glass France S.A. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.35	License Agreement effective as of August 1, 2003 between the Company and Vision (Environmental Innovation) Limited. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.36	License Agreement effective as of November 13, 2003 between the Company and Innovative Glass Corporation. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.37	License Agreement effective as of December 11, 2003 between the Company and Leminur Limited. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.38	License Agreement effective as of March 25, 2004 between the Company and Pilkington plc. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.39	License Agreement effective as of April 5, 2004 between the Company and SmartGlass Ireland Ltd. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.40	License Agreement effective as of April 8, 2004 between the Company and Prelco Inc. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.41	License Agreement effective as of April 13, 2004 between the Company and E. I. Dupont De Nemours and Company. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.42	License Agreement effective as of September 3, 2004 between the Company and Nippon Sheet Glass Co., Ltd. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.43	License Agreement effective as of October 25, 2005 between the Company and SPD Control Systems Corporation. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated October 31, 2005 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.44	License Agreement effective as of March 30, 2006 between the Company and Dainippon Ink and Chemicals. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated April 4, 2006 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.45	License Agreement effective as of May 11, 2006 between the Company and Asahi Glass Company. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated May 15, 2006 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.46	License Agreement effective as of March 19, 2007 between the Company and SmartGlass International Ltd. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated March 19, 2007 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.47	License Agreement effective as of October 16, 2007 between Research Frontiers Incorporated and Glass Wholesalers, Ltd. d/b/a Craftsman Fabricated Glass, Ltd. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated October 18, 2007 and incorporated herein by reference.

10.48	License Agreement effective as of December 14, 2007 between Research Frontiers Incorporated and AGC Flat Glass Europe SA. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated December 17, 2007 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.49	License Agreement effective as of February 21, 2008 between Research Frontiers Incorporated and GKN Aerospace Transparency Systems Inc. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated March 5, 2008 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.50	License Agreement effective as of September 29, 2008 between Research Frontiers Incorporated and PPG Industries, Inc. (now known as Pittsburgh Glass Works, LLC). Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated October 6, 2008 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.51	License Agreement effective as of September 10, 2009 between Research Frontiers Incorporated and Pilkington Group Ltd. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated September 15, 2009 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.52	License Agreement effective as of January 25, 2010 between Research Frontiers Incorporated and Vision Systems. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated January 25, 2010 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.53	License Agreement effective as of February 8, 2010 between Research Frontiers Incorporated and ID Research Pty Ltd. (iGlass). Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated February 16, 2010 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.54	License Agreement effective as of December 13, 2010 between Research Frontiers Incorporated and Diamond Sea-Glaze Manufacturing Ltd. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated December 14, 2010 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.55	License Agreement effective as of December 22, 2010 between Daimler AG, Research Frontiers Incorporated and SPD Control Systems Corp. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated February 9, 2011 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.56	License Agreement effective as of February 19, 2013 between Tint-It JSC and Research Frontiers Incorporated. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated March 5, 2013 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.57	License Agreement effective as of August 6, 2012 between Advnanotech LLC and Research Frontiers Incorporated. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated March 12, 2013 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

14	Code of Ethics of Research Frontiers Incorporated. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference.

21	Subsidiaries of the Registrant - SPD Enterprises, Inc.

23.1	Consent of CohnReznick LLP - Filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Joseph M. Harary - Filed herewith.

32.1	Section 1350 Certification of Joseph M. Harary - Filed herewith.

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

* Executive Compensation Plan or Arrangement.

ITEM 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESEARCH FRONTIERS INCORPORATED
(Registrant)

/s/ Joseph M. Harary
Joseph M. Harary, President, CEO and acting interim CFO
(Principal Executive Officer and Principal Financial Officer)

Dated: March 11, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Position	Date

/s/ Darryl Daigle	Director	March 11, 2021
Darryl Daigle

/s/ Joseph M. Harary	Director, President, CEO and acting Interim CFO	March 11, 2021
Joseph M. Harary

/s/ Alexander Kaganowicz	Director	March 11, 2021
Alexander Kaganowicz

/s/ William Graham Settle	Director	March 11, 2021

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Research Frontiers Incorporated

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Research Frontiers Incorporated (the “Company”) as of December 31, 2020 and December 31, 2019, and the related statements of operations, shareholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (i) related to accounts or disclosures that are material to the financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Liquidity Analysis

As described in Note 1 to the financial statements, the Company has incurred recurring losses since inception and expects to continue to incur losses as a result of costs and expenses related to its research and continued development of its technology. The Company has funded most of its activities through sales of its common stock to investors, and upon the exercise of options and warrants. The Company’s projected cash flow shortfall based on its current operations adjusted for any non-recurring cash expenses for the next 12 months, is approximately $400,000-$450,000 per quarter. Based on the Company’s current expectations of its cash flow, the Company’s working capital would support the Company’s activities for approximately 33 months subsequent to December 31, 2020. Management performs a liquidity analysis quarterly to determine the Company’s ability to continue as a going concern. The determination of the projected cash flow shortfall required management to make assumptions and estimates about the future undiscounted cashflows associated with operations.

The principal considerations for our determination that performing procedures relating to the liquidity analysis of the Company is a critical audit matter, is the significant judgment required of management when determining the projected cash flow shortfall, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate management’s significant assumptions related to projected operating results.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. The procedures include, among others, testing management’s process for determining the cash flow shortfall, which include (i) evaluating the reasonableness of the projected operating results, (ii) testing the completeness and accuracy of underlying data used to determine the projected operating results, and (iii) evaluating the significant assumptions used by management related to the projected operating results. Evaluating management’s assumptions related to projected operating results, involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Company, (ii) the consistency with external market and industry data and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

/s/ CohnReznick LLP

We have served as Research Frontiers Incorporated’s auditor since 2019.

Jericho, New York

March 11, 2021

RESEARCH FRONTIERS INCORPORATED

Consolidated Balance Sheets

December 31, 2020 and 2019

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$4,772,705	$6,591,960
Royalties receivable, net of reserves of $972,202 in 2020 and $1,135,598 in 2019	598,292	656,062
Prepaid expenses and other current assets	56,512	58,835
Total current assets	5,427,509	7,306,857

Fixed assets, net	121,772	141,720
Operating lease ROU assets	616,442	773,989
Deposits and other assets	33,567	33,567
Total assets	$6,199,290	$8,256,133

Liabilities and Shareholders’ Equity

Current liabilities:
Current portion of operating lease liability	$166,377	$163,236
Accounts payable	33,410	169,750
Accrued expenses and other	26,279	46,709
Deferred revenue	-	7,734
Total current liabilities	226,066	387,429

Operating lease liability, net of current portion	646,219	812,596
Total liabilities	872,285	1,200,025

Shareholders’ equity:
Common stock, par value $0.0001 per share; authorized 100,000,000 shares, issued and outstanding 31,575,786 in 2020 and 31,254,262 in 2019	3,158	3,125
Additional paid-in capital	123,164,623	122,552,895
Accumulated deficit	(117,840,776)	(115,499,912)
Total shareholders’ equity	5,327,005	7,056,108

Total liabilities and shareholders’ equity	$6,199,290	$8,256,133

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Consolidated Statements of Operations

Years ended December 31, 2020 and 2019

	2020	2019

Fee income	$828,450	$1,564,024

Operating expenses	2,777,535	3,677,740
Research and development	628,304	1,035,623
Total expenses	3,405,839	4,713,363

Operating loss	(2,577,389)	(3,149,339)

Warrant market adjustment	-	(652,025)
Loss on disposal of fixed asset	-	(50,666)
PPP loan forgiveness	202,052	-
Net investment income	34,473	43,052

Net loss	$(2,340,864)	$(3,808,978)

Basic and diluted net loss per common share	$(0.07)	$(0.13)

Weighted average number of common shares outstanding	31,487,785	30,011,556

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Consolidated Statements of Shareholders’ Equity

Years ended December 31, 2020 and 2019

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total

Balance, January 1, 2019	27,665,211	$2,767	$114,787,657	$(111,690,934)	$3,099,490

Exercise of options and warrants	1,587,814	158	1,170,388	-	1,170,546
Issuance of capital stock	2,001,237	200	4,599,799	-	4,599,999
Warrants converted to equity	-	-	1,153,439	-	1,153,439
Share-based compensation	-	-	841,612	-	841,612
Net loss	-	-	-	(3,808,978)	(3,808,978)
Balance, December 31, 2019	31,254,262	3,125	122,552,895	(115,499,912)	7,056,108

Exercise of options and warrants	321,524	33	284,174	-	284,207
Share-based compensation	-	-	327,554	-	327,554
Net loss	-	-	-	(2,340,864)	(2,340,864)
Balance, December 31, 2020	31,575,786	$3,158	$123,164,623	$(117,840,776)	$5,327,005

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Consolidated Statements of Cash Flows

Years ended December 31, 2020 and 2019

	2020	2019
Cash flows from operating activities:
Net loss	$(2,340,864)	$(3,808,978)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	67,082	195,377
Warrant market adjustment	-	652,025
Share-based compensation	327,554	841,612
Loss on disposal of fixed asset	-	50,666
Bad debts	81,367	156,636
Other income - PPP loan forgiveness	(202,052)	-
Change in assets and liabilities:
Royalty receivables	(23,597)	(123,021)
Prepaid expenses and other current assets	2,323	(6,104)
Accounts payable and accrued expenses	(156,770)	1,904
Deferred revenue	(7,734)	(42,836)
Net cash used in operating activities	(2,252,691)	(2,082,719)

Cash flows from investing activities:
Purchases of fixed assets	(56,536)	(65,282)
Proceeds from sale of fixed asset	3,713	-
Net cash used in investing activities	(52,823)	(65,282)

Cash flows from financing activities:
Net proceeds from issuances of common stock and warrants and exercise of options and warrants	284,207	5,770,545
Proceeds from PPP loan	202,052	-
Net cash provided by financing activities	486,259	5,770,545

Net (decrease) increase in cash and cash equivalents	(1,819,255)	3,622,544

Cash and cash equivalents at beginning of year	6,591,960	2,969,416
Cash and cash equivalents at end of year	$4,772,705	$6,591,960

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

The Company has primarily utilized its cash, cash equivalents, and investments generated from sales of our common stock, proceeds from the exercise of options and warrants, and royalty fees collected to fund its research and development of SPD light valves, for marketing initiatives, and for other working capital purposes. The Company’s working capital and capital requirements depend upon numerous factors, including the results of research and development activities, competitive and technological developments, the timing and cost of patent filings, and the development of new licensees and changes in the Company’s relationships with its existing licensees. The degree of dependence of the Company’s working capital requirements on each of the foregoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements; the addition of new licensees may provide additional working capital or working capital requirements, and changes in relationships with existing licensees would have a favorable or negative impact depending upon the nature of such changes. We have incurred recurring losses since inception and expect to continue to incur losses as a result of costs and expenses related to our research and continued development of our SPD technology and our corporate general and administrative expenses. Our limited capital resources and operations to date have been substantially funded through sales of our common stock, exercise of options and warrants and royalty fees collected. As of December 31, 2020, we had working capital of approximately $5.2 million, cash and cash equivalents of approximately $4.8 million, shareholders’ equity of approximately $5.3 million and an accumulated deficit of approximately $117.8 million. Our projected cash flow shortfall based on our current operations adjusted for any non-recurring cash expenses for the next 12 months is approximately $400,000-$450,000 per quarter. Based on our current expectations of our cash flow shortfall for the next 12 months, our working capital would support our activities for the next 33 months.

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

Recent Global Events:

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (“COVID-19”) a global pandemic and recommended containment and mitigation measures worldwide. As a result, the Company expects operations at its facility to continue to be affected in some capacity, as the COVID-19 virus continues to proliferate and the federal, state and local governments under which we operate continue to adopt new rules. The Company has put in place enhanced procedures, such as restricting international and domestic travel, adopting a variety of steps designed to ensure social distancing in our facilities, including working remotely where available, and increasing our cleaning and sanitizing procedures in our facilities, in an effort to protect its employees and communities.

Revenues were negatively impacted in our second, third and fourth quarters due to delays in manufacture of products using our technology. Most of the products using our technology are manufactured by licensees overseas in Europe and Asia who have been similarly affected by the pandemic. The disruption caused by public health crises, such as COVID-19, could result in lower levels of sale activity for products using our technology resulting in lower level of royalties owed to us from the sale of these products. The duration of the potential business disruptions and related financial impact cannot be reasonably estimated at this time, but could materially adversely affect our business, financial condition, results of operations, and cash flows. Net of amounts previously reserved which were fully written off in 2020, the Company has increased its allowance for uncollectible royalty receivables in 2020 until the collectability from certain licensees can be better ascertained in the regions affected by COVID-19.

In connection with the COVID-19 crisis, Congress passed, and the president signed, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which, among other things, provides relief for businesses impacted by the pandemic. The Company applied for and received $202,052 in proceeds from the Paycheck Protection Program (“PPP Loan”) made available under the CARES Act. The PPP Loan is intended to offer businesses hurt by the COVID-19 pandemic economic assistance with the potential for the principal to be forgiven based on certain expenses incurred during the first 24 weeks after the issuance of the PPP Loan. The Company estimated that the $194,140 of the PPP Loan principal will be forgiven based on payroll and other expenses incurred through June 30, 2020. The Company estimated that all of the loan will be forgiven when the additional payroll and other expenses incurred from July 1, 2020 to September 30, 2020 are included. Consequently, the Company recorded $202,052 as other income for the year ended December 31, 2020 representing the PPP loan estimated to be forgiven.

(2) Summary of Significant Accounting Policies

(a) Cash and Cash Equivalents

The Company considers securities purchased with original maturities of three months or less, to be cash equivalents. Cash equivalents consist of short-term investments in money market accounts at December 31, 2020 and 2019.

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. FDIC insurance coverage is $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits. Amounts on deposit in excess of federally insured limits at December 31, 2020 and 2019 are approximately $4.5 million and $6.3 million, respectively.

(b) Royalties Receivable

Royalties receivable from licensees are recorded at the amounts specified within the license agreements when the collectability of the receivable is reasonably assured. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing royalties receivable. The Company determines the allowance based on historical write off experience as well as the current status of the Company’s customers. The Company reviews its allowance for doubtful accounts periodically. Past due accounts are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2020, three companies accounted for 16%, 11% and 10%, respectively, of the Company’s outstanding receivables. As of December 31, 2019, two companies accounted for 14% and 13%, respectively, of the Company’s outstanding receivables.

(c) Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets.

(d) Revenue Recognition/Fee Income

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. The standard provides a single comprehensive revenue recognition model for all contracts with customers and supersedes existing revenue recognition guidance. The revenue standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services.

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

Because of the immediate recognition of the Grant of Use performance obligation: (i) the first period of the contract term will generally have a higher percent allocation of the transaction price under ASC 606 and (ii) the remaining periods will have less of the transaction price recognized under ASC 606. After the initial period in the contract term, the revenue for the remaining periods will be based on the satisfaction of the technical support and New Improvements obligations. Since most of our license agreements start as of January 1st, the revenue recognized for the contract under ASC 606 in our first quarter will tend to be higher subsequent quarters in the fiscal year.

Certain of the contract fees are accrued by, or paid to, the Company in advance of the period in which they are earned resulting in deferred revenue (contract liabilities). Such excess amounts are recorded as deferred revenue and are recognized as revenue in future periods as earned. Contract assets represent unbilled receivables and are presented within accounts receivable, net on the consolidated balance sheets.

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

As of December 31, 2020, the Company has three license agreements that are in their initial multiyear term (“Initial Term”) with continuing performance obligations going forward. The Initial Term of one of these agreements will end as of December 31, 2021, one will end as of December 31, 2022, and one will end as of December 31, 2024. The Company currently expects all three of these agreements will renew annually at the end of the Initial Term. As of December 31, 2020, the aggregate amount of the revenue to be recognized upon the satisfaction of the remaining performance obligations for the three license agreements is $490,000. The revenue for these remaining performance obligations for each of the three license agreements is expected to be recognized evenly throughout their remaining period of the Initial Term.

For the years ended December 31, 2020 and 2019, the Company entered into a number of license agreements covering its light control technology. The Company received minimum annual royalties under certain license agreements and recorded fee income based on ASC 606 revenue recognition each quarter. In instances when sales of licensed products by its licensees exceed minimum annual royalties, the Company recognized additional fee income as the amounts have been earned. Certain of the fees are accrued by, or paid to, the Company in advance of the period in which they are earned resulting in deferred revenue. Such excess amounts are recorded as deferred revenue and are typically recognized as fee income when earned. As of December 31, 2020, there was no balance in deferred revenue. As of December 31, 2019, the deferred revenue balance was $7,734.

Fee income represents amounts earned by the Company under various license and other agreements relating to technology developed by the Company. During 2020, five licensees accounted for 18%, 16%, 12%, 12% and 12% of fee income recognized during the year. During 2019, three licensees accounted for 38%, 12% and 10% of fee income recognized for the year.

(e) Basic and Diluted Loss Per Common Share

Basic loss per share excludes any dilution. It is based upon the weighted average number of common shares outstanding during the period. Dilutive loss per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company’s dilutive loss per share equals basic loss per share for each of the years in the two-year period ended December 31, 2020 because all potentially dilutive securities (i.e., options and warrants) were antidilutive in those periods. The number of options and warrants that were not included because their effect is antidilutive was 2,697,251 and 3,031,494 for 2020 and 2019, respectively.

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

In accordance with ASC Topic 740, we recognize tax benefits only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in tax returns that do not meet these recognition and measurement standards. We classify accrued interest and penalties related to any unrecognized tax benefits in our income tax provision. At December 31, 2020 and 2019, we do not have accrued interest and penalties related to any unrecognized tax benefits. We do not believe we have any uncertain tax positions as of December 31, 2020 and 2019.

The tax years subject to examination by major tax jurisdictions include the years 2015 and forward by the U.S. Internal Revenue Service and certain states. The Company is not currently being audited by any tax jurisdiction.

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

In connection with employee and director stock options, the Company charged to compensation expense $327,554 and $790,339 during the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, these awards were fully vested. In lieu of higher cash compensation, the Company has granted warrants and non-employee options to consultants. These warrants and non-employee options vested fully on the date of grant. During the year ended December 31, 2019, the Company charged $51,273 to expense in connection with options granted to a consultant. There were no such charges for the year ended December 31, 2020.

(k) Restricted Stock

Compensation cost for restricted stock is measured using the quoted market price of the Company’s common stock at the date the common stock is granted. The compensation cost is recognized over the period between the issue date and the vesting period for such shares. Restricted stock is included in total common shares outstanding upon the lapse of any vesting conditions.

(l) Impairment of Long-Lived Assets

The Company reviews long-lived assets to determine whether an event or change in circumstances indicates the carrying value of the asset may not be recoverable. The Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets and any historical or future profitability measurements, as well as other external market conditions or factors that may be present. In 2019, the Company incurred a loss from the impairment of a fixed asset of $50,666 in value of an automobile which was subsequently sold to an employee at fair market value. There was no impairment of long-lived assets recorded during 2020.

(m) Fair Value Measurements

As of December 31, 2020 and 2019, the fair value of the Company’s financial assets and non-warrant liabilities including cash and cash equivalents, royalties receivable, accounts payable and accrued expenses approximated carrying value due to the short-term maturity of these instruments.

(n) Recent Accounting Pronouncements

New Accounting Standards

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement: Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement,” which eliminates, amends and adds disclosure requirements for fair value measurement. The standard is effective for the interim and annual periods beginning after December 15, 2019, with early adoption permitted. The Company adopted this standard as of January 1, 2020 and it did not have a material impact on the consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07 “Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”), which simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. ASU 2018-07 was effective for the Company in the first quarter of fiscal 2020 and it did not have a material impact on the consolidated financial statements.

Effective January 1, 2019, the Company adopted the Financial Accounting Standards Board’s Standard, “Leases” (Topic 842), as amended. The standard requires all leases to be recorded on the balance sheet as a right of use asset and a lease liability. The standard provides practical expedients in order to simplify adoption, including the following:

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments” – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which requires entities to use a new impairment model based on expected losses. Under this new model an entity would recognize an impairment allowance equal to its current estimate of credit losses on financial assets measured at amortized cost. ASU 2016-13 was effective for us beginning January 1, 2020. The adoption of this standard did not have a material impact on the consolidated financial statements.

(3) Fixed Assets

Depreciation and amortization expense for the years ended December 31, 2020 and 2019 was $67,082 and $195,377, respectively. Fixed assets and their estimated useful lives as of December 31, 2020 and 2019 are as follows:

	2020	2019	Estimated useful life

Equipment and furniture	$1,390,017	$1,387,245	5 years
Trade show materials	775,654	775,654	5 years
Autos	53,764	62,148	5 years
			Life of lease or estimated
Leasehold improvements	584,967	584,967	life of asset if shorter
	2,804,402	2,810,014

Less accumulated depreciation and amortization	(2,682,630)	(2,668,294)
	$121,772	$141,720

(4) Accrued Expenses and Other

Accrued expenses consist of the following at December 31, 2020 and 2019:

	2020	2019
Payroll, bonuses and related benefits	$15,121	$43,049
Professional services	10,800	3,300
Other	358	360
	$26,279	$46,709

(5) Income Taxes

Since inception, the Company has incurred losses from operations and as a result has not recorded income tax expense. Benefits related to net operating loss carry-forwards and deferred items have been fully reserved because it is not more likely than not that the Company will achieve profitable operations. The difference between the total income taxes at the federal statutory rate for each of the years ended December 31, 2020 and 2019 and the fact that no income tax benefit was recorded in each of these years are attributable to the change in the valuation allowance recorded in each year.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2020 and 2019 are presented below:

	2020	2019
Deferred tax assets:
Depreciation	$117,000	$102,000
Allowance for bad debts	202,000	243,000
Net operating loss carry-forwards	14,755,000	15,314,000
Stock option expense	403,000	354,000
Research and other credits	952,000	1,099,000
Other temporary differences	15,000	15,000
Total gross deferred tax assets	16,444,000	17,127,000
Less valuation allowance	(16,444,000)	(17,127,000)
	$-	$-

The reconciliation of the income tax expense (benefit) computed at the Federal statutory tax rates to income tax expense (benefit) is as follows:

	2020	2019

Income tax provision at federal statutory rate	$(485,000)	$(800,000)

Permanent differences	(43,000)	136,900
Credits	-	(5,000)
Expired carryforwards and other	1,211,000	823,100
Valuation allowance	(683,000)	(155,000)
	$-	$-

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

At December 31, 2020, the Company had net operating loss carryforwards for federal income tax purposes of approximately $68,951,000. Net operating loss carryforwards accumulated through December 31, 2017 of approximately $62,129,000 will expire in varying amounts from 2021 through 2037. Net operating losses generated in 2018, 2019 and 2020, totaling approximately $6,822,000, will carryforward indefinitely, but cannot offset more than 80 percent of taxable income. Research and other credit carryforwards of approximately $952,000 are available to the Company to reduce income taxes payable in future years principally through 2039. The Company’s ability to utilize its net operating loss carryforwards and its current year tax credits in future periods could be subject to the 382 limitation. The Company will need to complete an analysis to determine whether its net operating losses are subject to the 382 limitation.

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

Investors that participated in the May 30, 2019 offering agreed to amending/clarifying language to the terms of the warrants that they received in the September 7, 2018 offering. Those investors that received warrants in the September 7, 2018 offering that did not participate in the May 30, 2019 offering, separately agreed as of June 27, 2019 to the same amending/clarifying language used in the May 30, 2019 offering. The amending/clarifying language relating to the September 7, 2018 warrants does not allow for a net cash settlement option for the warrants even if no registered shares of common stock are available upon the exercise of the warrant. The warrant liability was valued at $1,153,439 (including all valuation adjustments since their issuance) through the date of these new agreements and amendments and, based on the amended warrant terms, the warrant liability was reclassified to equity as of these dates. The Company recorded a non-cash expense $652,025 for the twelve-month period ended December 31, 2019 to mark these warrants to their estimated market value as of their respective amendment/clarification date when they were reclassified as equity.

During 2019, the Company received proceeds of $1,170,546 and issued 1,587,814 shares of common stock in connection with the exercise of outstanding options and warrants. During 2020, the Company received proceeds of $284,207 and issued 321,524 shares of common stock in connection with the exercise of outstanding options and warrants.

(b) Options and Warrants

(i) Employee Options

In 2019, the shareholders approved the Company’s 2019 Equity Incentive Plan, which provides for the granting of both incentive stock options at the fair market value at the date of grant and nonqualified stock options at the fair market value at the date of grant to employees or non-employees who, in the determination of the Board of Directors, have made or may make significant contributions to the Company in the future. The Company may also award stock appreciation rights, restricted stock, or restricted stock units under this plan. The Company initially reserved 1,400,000 shares of its common stock for issuance under this plan, and 683,500 options and other awards were available for issuance under this plan as of December 31, 2020.

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

The Company granted 517,500 fully vested options during 2019 and recorded share-based compensation of $841,612. The Company granted 199,000 fully vested options during 2020 and recorded share-based compensation of $327,554. The Company valued these grants using the Black-Scholes option pricing model with the following weighted average assumptions:

	2020	2019

Fair value on grant date	$1.65	$1.63
Expected dividend yield	-	-
Expected volatility	73%	63%
Risk free interest rate	0.36%	1.75%
Expected term of the option	5 years	5 years

Activity for stock options is summarized below:

All options are exercisable at December 31, 2020.

			Weighted Average
	Number of Shares Subject to Option	Weighted Average Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Balance at December 31, 2018	1,126,092	$3.84	6.6	$161,602
Granted	517,500	$3.00
Cancelled	(30,400)	$3.69
Exercised	(64,841)	$1.07
Balance at December 31, 2019	1,548,351	$3.68	6.9	$603,683

Granted	199,000	$2.79
Cancelled	-
Exercised	(450,091)	$2.09
Balance at December 31, 2020	1,297,260	$4.09	5.8	$142,885

(ii) Warrants and Non-Employee Options

Activity in warrants is summarized below:

	Number of Shares Underlying	Weighted Average
	Warrants Granted	Exercise Price

Balance at December 31, 2018	2,628,294	$1.49
Exercised	(1,961,765)	1.20
Terminated	(184,000)	6.00
Issued	1,000,614	2.76
Balance at December 31, 2019	1,483,143	$2.13

Exercised	(83,152)	3.42
Terminated	-
Issued	-
Balance at December 31, 2020	1,399,991	$2.27

In lieu of cash compensation, the Company has granted warrants to investors and non-employee options to consultants. These warrants and non-employee options vested ratably over various terms ranging from 12 to 59 months. The non-employee options are valued at fair value at the time that the related services are provided using the Black-Scholes option valuation model and marked to market quarterly using the Black-Scholes option valuation model. There are 1,399,991 warrants issued to investors that are outstanding that are accounted for as equity.

Warrants and non-employee options generally expire in five years from the date of issuance. At December 31, 2020, all warrants and non-employee options outstanding were exercisable.

(c) Restricted Stock Grants

During 2020 and 2019, the Company did not issue restricted stock to its directors and employees.

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

On March 14, 2019, the Company suspended its VariGuard SmartGlass business unit activities. Instead, the Company licensed a new entity to pursue the business opportunities previously pursued by the Company’s VariGuard SmartGlass business unit. This new licensee continues to use the VariGuard SmartGlass name. In addition to other employees at VariGuard SmartGlass Inc., one of the Company’s officers (Michael R. LaPointe) and one former officer (Seth L. Van Voorhees) are shareholders of VariGuard SmartGlass Inc. and as consequence, this transaction is a related party relationship which has been reviewed and approved by the Company’s Board of Directors pursuant to the requirements of Delaware corporate law and the Company’s Code of Ethics Mr. LaPointe also remains a full-time employee at the Company.

(8) Commitments

The Company has an employment agreement with its chief executive officer which provides for an annual base salary of $500,000 for calendar year 2021. This employment agreement has an evergreen provision that extends the term by one year on the expiration date unless either the Company or the employee has given notice that they will not be renewing the agreement upon the expiration of its term.

The Company has a defined contribution profit sharing (401K) plan covering employees who have completed one year of service. Contributions are made at the discretion of the Company. The Company did not make any contributions to this plan for 2020 or 2019.

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

The Company has operating leases for certain facilities, vehicles and equipment with a weighted average remaining lease term of 4.2 years as of December 31, 2020. Operating leases are included in right of use lease assets, other current liabilities and long-term lease liabilities on the consolidated balance sheet. Right of use lease assets and liabilities are recognized at each lease’s commencement date based on the present value of its lease payments over its respective lease term. The Company does not have an established incremental borrowing rate as it does not have any debt. The Company uses the stated borrowing rate for a lease when readily determinable. When the interest rate implicit in its lease agreements are not readily determinable, the Company uses an interest rate based on the marketplace for public debt. The weighted-average discount rate associated with operating leases as of December 31, 2020 is 5.5%.

Subsequent to the Company’s adoption of the new lease accounting guidance on January 1, 2019, the Company recorded new right of use lease assets of approximately $900,000 and associated lease liabilities of approximately $1.1 million.

Maturities of operating lease liabilities as of December 31, 2020 were as follows:

Year 1	$207,000
Years 2-3	430,000
Years 4-5	278,000
Thereafter	-
Total lease payments	915,000
Less: imputed lease interest	(102,404)
Present value of lease liabilities	$812,596

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

