Form 10-Q
period 2021-03-31
RESEARCH FRONTIERS INC
filed 2021-05-10
CIK 793524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of

THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarter ended March 31, 2021	Commission File Number 000-14893

RESEARCH FRONTIERS INCORPORATED

(Exact name of registrant as specified in its charter)

DELAWARE	11-2103466
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

240 CROSSWAYS PARK DRIVE
WOODBURY, NEW YORK	11797-2033
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (516) 364-1902

Securities registered pursuant to Section 12(b) of the Act:	Name of Exchange
Title of Class	on Which Registered
Common Stock, $0.0001 Par Value	The NASDAQ Stock Market

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 6, 2021, there were outstanding 31,650,396 shares of Common Stock, par value $0.0001 per share.

RESEARCH FRONTIERS INCORPORATED

Condensed Consolidated Balance Sheets

	March 31, 2021 (Unaudited)	December 31, 2020 (See Note 1)

Assets
Current assets:
Cash and cash equivalents	$4,215,961	$4,772,705
Royalty receivables, net of reserves of $972,202 in 2021 and $972,202 in 2020	737,870	598,292
Prepaid expenses and other current assets	85,271	56,512

Total current assets	5,039,102	5,427,509

Fixed assets, net	114,662	121,772
Operating lease ROU assets	579,788	616,442
Deposits and other assets	33,567	33,567
Total assets	$5,767,119	$6,199,290

Liabilities and Shareholders’ Equity

Current liabilities:
Current portion of operating lease liability	$170,191	$166,377
Accounts payable	41,606	33,410
Accrued expenses and other	68,633	26,279
Deferred revenue	27,945	-
Total current liabilities	308,375	226,066

Operating lease liability, net of current portion	602,784	646,219
Total liabilities	911,159	872,285

Shareholders’ equity:
Common stock, par value $0.0001 per share; authorized 100,000,000 shares, issued and outstanding 31,650,396 in 2021 and 31,575,786 in 2020	3,165	3,158
Additional paid-in capital	123,250,878	123,164,623
Accumulated deficit	(118,398,083)	(117,840,776)
Total shareholders’ equity	4,855,960	5,327,005

Total liabilities and shareholders’ equity	$5,767,119	$6,199,290

See accompanying notes to condensed consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended
	March 31, 2021	March 31, 2020

Fee income	$213,123	$356,173

Operating expenses	625,596	820,441
Research and development	145,178	183,318
Total expenses	770,774	1,003,759

Operating loss	(557,651)	(647,586)

Net investment income	344	22,992

Net loss	$(557,307)	$(624,594)

Basic and diluted net loss per common share	$(0.02)	$(0.02)

Weighted average number of common shares outstanding	31,634,890	31,323,205

See accompanying notes to condensed consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

For the three months ended March 31, 2020 and 2021

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2020	31,254,262	$3,125	$122,552,895	$(115,499,912)	$7,056,108

Exercise of options and warrants	156,845	16	(16)	-	-
Net loss	-	-	-	(624,594)	(624,594)
Balance, March 31, 2020	31,411,107	$3,141	$122,552,879	$(116,124,506)	$6,431,514

Balance, January 1, 2021	31,575,786	$3,158	$123,164,623	$(117,840,776)	$5,327,005

Exercise of options	74,610	7	86,255	-	86,262
Net loss	-	-	-	(557,307)	(557,307)
Balance, March 31, 2021	31,650,396	$3,165	$123,250,878	$(118,398,083)	$4,855,960

See accompanying notes to condensed consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended
	March 31, 2021	March 31, 2020
Cash flows from operating activities:
Net loss	$(557,307)	$(624,594)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,489	44,619
Bad debts expense (recovery)	-	(5,237)
Change in assets and liabilities:
Royalty receivables	(139,578)	(85,354)
Prepaid expenses and other current assets	(28,759)	(123,257)
Accounts payable and accrued expenses	50,550	(35,589)
Deferred revenue	27,945	71,189
Net cash used in operating activities	(642,660)	(758,223)

Cash flows from investing activities:
Purchases of fixed assets	(346)	(55)
Proceeds from sale of fixed asset	-	3,713
Net cash (used in) provided by investing activities	(346)	3,658

Cash flows from financing activities:
Proceeds from exercise of options	86,262	-
Net cash provided by financing activities	86,262	-

Net decrease in cash and cash equivalents	(556,744)	(754,565)

Cash and cash equivalents at beginning of period	4,772,705	6,591,960
Cash and cash equivalents at end of period	$4,215,961	$5,837,395

See accompanying notes to condensed consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Notes to Condensed Consolidated Financial Statements

March 31, 2021

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021. The condensed consolidated balance sheet at December 31, 2020 has been derived from the audited consolidated financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K relating to Research Frontiers Incorporated (the “Company”) for the fiscal year ended December 31, 2020.

Note 2. Business

Research Frontiers Incorporated (“Research Frontiers” or the “Company”) operates in a single business segment which is engaged in the development and marketing of technology and devices to control the flow of light. Such devices, often referred to as “light valves” or suspended particle devices (“SPDs”), use colloidal particles that are either incorporated within a liquid suspension or a film, which is usually enclosed between two sheets of glass or plastic having transparent, electrically conductive coatings on the facing surfaces thereof. At least one of the two sheets is transparent. SPD technology, made possible by a flexible light-control film invented by Research Frontiers, allows the user to instantly and precisely control the shading of glass/plastic manually or automatically. SPD technology has numerous product applications, including SPD-Smart™ windows, sunshades, skylights and interior partitions for homes and buildings; automotive windows, sunroofs, sun visors, sunshades, rear-view mirrors, instrument panels and navigation systems; aircraft windows; museum display panels; eyewear products; and flat panel displays for electronic products. SPD-Smart light control film is now being developed for, or used in, architectural, automotive, marine, aerospace and appliance applications.

The Company has primarily utilized its cash, cash equivalents, and investments generated from sales of our common stock, proceeds from the exercise of options and warrants, and royalty fees collected to fund its research and development of SPD light valves, for marketing initiatives, and for other working capital purposes. The Company’s working capital and capital requirements depend upon numerous factors, including the results of research and development activities, competitive and technological developments, the timing and cost of patent filings, and the development of new licensees and changes in the Company’s relationships with its existing licensees. The degree of dependence of the Company’s working capital requirements on each of the foregoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements; the addition of new licensees may provide additional working capital or working capital requirements; and changes in relationships with existing licensees would have a favorable or negative impact depending upon the nature of such changes. We have incurred recurring losses since inception and expect to continue to incur losses as a result of costs and expenses related to our research and continued development of our SPD technology and our corporate general and administrative expenses. Our capital requirements and operations to date have been substantially funded through sales of our common stock, exercise of options and warrants and royalty fees collected. As of March 31, 2021, we had working capital of approximately $4.7 million, cash and cash equivalents of approximately $4.2 million, shareholders’ equity of approximately $4.9 million and an accumulated deficit of approximately $118.4 million. Our projected cash flow shortfall based on our current operations adjusted for any non-recurring cash expenses for the next 12 months is approximately $400,000-$450,000 per quarter. Based on our current expectations of our cash flow shortfall for the next 12 months, our working capital would support our activities for the next 32 months.

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

Revenues were negatively impacted since the onset of the pandemic due to delays in manufacture of products using our technology. Most of the products using our technology are manufactured by licensees overseas in Europe and Asia who have been similarly affected by the pandemic. The disruption caused by public health crises, such as COVID-19, could result in lower levels of sale activity for products using our technology resulting in lower level of royalties owed to us from the sale of these products. The duration of the potential business disruptions and related financial impact cannot be reasonably estimated at this time, but could materially adversely affect our business, financial condition, results of operations, and cash flows. Net of amounts previously reserved which were fully written off in 2020, the Company increased its allowance for uncollectible royalty receivables in 2020 until the collectability from certain licensees can be better ascertained in the regions affected by COVID-19.

In connection with the COVID-19 crisis, Congress passed, and the president signed, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which, among other things, provides relief for businesses impacted by the pandemic. The Company applied for and received $202,052 in proceeds from the Paycheck Protection Program (“PPP Loan”) made available under the CARES Act. The PPP Loan is intended to offer businesses hurt by the COVID-19 pandemic economic assistance with the potential for the principal to be forgiven based on certain expenses incurred during the first 24 weeks after the issuance of the PPP Loan. The Company estimated that all of the loan will be forgiven and has applied for forgiveness. Consequently, the Company recorded $202,052 as other income for the year ended December 31, 2020 representing the PPP Loan estimated to be forgiven.

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

The Company does not have any contract assets under ASC 606 as of March 31, 2021.

Certain of the contract fees are accrued by, or paid to, the Company in advance of the period in which they are earned resulting in deferred revenue (contract liabilities). Such excess amounts are recorded as deferred revenue and are recognized as revenue in future periods as earned. Contract assets represent unbilled receivables and are presented within accounts receivable, net on the condensed consolidated balance sheets.

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

As of March 31, 2021, the Company has six license agreements that are in their initial multiyear term (“Initial Term”) with continuing performance obligations going forward. The Initial Term of one of these agreements will end as of December 31, 2021, four will end as of December 31, 2022, and one will end December 31, 2024. The Company currently expects that all three of these agreements will renew annually at the end of the Initial Term. As of March 31, 2021, the aggregate amount of the revenue to be recognized upon the satisfaction of the remaining performance obligations for the three license agreements is $407,000. The revenue for these remaining performance obligations for each of the four license agreements is expected to be recognized evenly throughout their remaining period of the Initial Term.

Note 5. Fee Income

Fee income represents amounts earned by the Company under various license and other agreements relating to technology developed by the Company.

During the first three months of 2021, three licensees accounted for 10% or more of fee income of the Company; these licensees accounted for approximately 28%, 25% and 11% of fee income recognized during such period. During the first three months of 2020, five licensees accounted for 10% or more of fee income of the Company; these licensees accounted for approximately 28%, 16%, 13%. 12% and 10% of fee income recognized during such period.

Note 6. Stock-Based Compensation

The Company has granted options/warrants to consultants. GAAP requires that all stock-based compensation be recognized as an expense in the financial statements and that such costs be measured at the fair value of the award at the date of grant. These awards generally vest ratably over 12 to 60 months from the date of grant and the Company charges to operations quarterly the current market value of the options using the Black-Scholes method. During the three months ended March 31, 2021 and 2020 there were no charges related to options granted to consultants.

During the three months ended March 31, 2021 and 2020, the Company did not grant options to employees or directors.

There was no compensation expense recorded relating to restricted stock grants to employees and directors during the three months ended March 31, 2021 and 2020.

As of March 31, 2021, there were 683,500 shares available for future grant under our 2019 Equity Incentive Plan, which was approved by the Company’s shareholders in June 2019.

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

Note 8. Basic and Diluted Loss Per Common Share

Basic loss per share excludes any dilution. It is based upon the weighted average number of common shares outstanding during the period. Dilutive loss per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company’s dilutive loss per share equals basic loss per share for the periods ended March 31, 2021 and 2020, respectively, because all common stock equivalents (i.e., options and warrants) were antidilutive in those periods. The number of options and warrants that were not included (because their effect is antidilutive) was 2,406,651 and 2,788,403 for the three months ended March 31, 2021 and 2020, respectively.

Note 9. Equity

During the three months ended March 31, 2021, the Company received $86,263 in proceeds from the exercise of outstanding options and warrants and issued 39,500 shares of its capital stock in connection with these exercises. In addition, during the three months ended March 31, 2021, the Company issued 35,110 shares of its capital stock in connection with the cashless exercise of 101,000 of its outstanding options.

During the three months ended March 31, 2020, the Company issued 156,845 shares of its capital stock in connection with the cashless exercise of 243,091 outstanding options.

The Company did not sell any equity securities during the three months ended March 31, 2021 and 2020.

As of March 31, 2021, there were 1,399,991 warrants and 1,156,760 options outstanding.

Note 10. Leases

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

The Company has operating leases for certain facilities and equipment with a weighted average remaining lease term of 4.0 years as of March 31, 2021. Operating leases are included in right of use lease assets, other current liabilities and long-term lease liabilities on the condensed consolidated balance sheet. Right of use lease assets and liabilities are recognized at each lease’s commencement date based on the present value of its lease payments over its respective lease term. The Company does not have an established incremental borrowing rate as it does not have any debt. The Company uses the stated borrowing rate for a lease when readily determinable. When the interest rates implicit in its lease agreements is not readily determinable, the Company used an interest rate based on the marketplace for public debt. The weighted average discount rate associated with operating leases as of March 31, 2021 is 5.5%.

Operating lease expense for the three months ended March 31, 2021 was approximately $55,000. The Company has no material variable lease costs or sublease income for the three months ended March 31, 2021. Subsequent to the Company’s adoption of the new lease accounting guidance on January 1, 2019, the Company recorded new right of use lease assets of approximately $900,000 and associated lease liabilities of approximately $1.1 million.

Maturities of operating lease liabilities as of March 31, 2021 were as follows:

March 31, 2021
For the remainder of the year ending December 31, 2021	157,000
For the year ending December 31, 2022	213,000
For the year ending December 31, 2023	217,000
For the year ending December 31, 2024	222,000
For the year ending December 31, 2025 and beyond	56,000
Total lease payments	865,000
Less: imputed lease interest	(92,025)
Present value of lease liabilities	$772,975

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The following accounting policies are important to understanding our financial condition and results of operations and should be read as an integral part of the discussion and analysis of the results of our operations and financial position. For additional accounting policies, see Note 2 to our December 31, 2020 consolidated financial statements, “Summary of Significant Accounting Policies.”

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

The preparation of condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the condensed consolidated financial statements, and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. An example of a critical estimate is the full valuation allowance for deferred taxes that was recorded based on the uncertainty that such tax benefits will be realized in future periods.

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

Revenues were negatively impacted since the onset of the pandemic due to delays in manufacture of products using our technology. Most of the products using our technology are manufactured by licensees overseas in Europe and Asia who have been similarly affected by the pandemic. The disruption caused by public health crises, such as COVID-19, could result in lower levels of sale activity for products using our technology resulting in lower level of royalties owed to us from the sale of these products. The duration of the potential business disruptions and related financial impact cannot be reasonably estimated at this time, but could materially adversely affect our business, financial condition, results of operations, and cash flows. Net of amounts previously reserved which were fully written off in 2020, the Company increased its allowance for uncollectible royalty receivables in 2020 until the collectability from certain licensees can be better ascertained in the regions affected by COVID-19.

In connection with the COVID-19 crisis, Congress passed, and the president signed, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which, among other things, provides relief for businesses impacted by the pandemic. The Company applied for and received $202,052 in proceeds from the Paycheck Protection Program (“PPP Loan”) made available under the CARES Act. The PPP Loan is intended to offer businesses hurt by the COVID-19 pandemic economic assistance with the potential for the principal to be forgiven based on certain expenses incurred during the first 24 weeks after the issuance of the PPP Loan. The Company estimated that all of the loan will be forgiven and has applied for forgiveness. Consequently, the Company recorded $202,052 as other income for the year ended December 31, 2020 representing the PPP Loan estimated to be forgiven.

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

Three months ended March 31, 2021 compared to the three months ended March 31, 2020

The Company’s fee income from licensing activities for the three months ended March 31, 2021 was $213,123 as compared to $356,173 for the three months ended March 31, 2020, representing a $143,050 decrease between these two periods. Lower fees in the automotive, and aircraft markets, and stable levels of royalty revenues from the architectural market were partially offset by higher fee income from licensees in the display market.

Operating expenses decreased by $194,845 for the three months ended March 31, 2021 to $625,596 from $820,441 for the three months ended March 31, 2020. This decrease is the result of lower payroll and related costs ($149,000), lower depreciation ($36,000) as well as lower patent costs ($16,000) and lower allocated insurance costs ($12,000).

Research and development expenditures decreased by $38,140 to $145,178 for the three months ended March 31, 2021 from $183,318 for the three months ended March 31, 2020. This decrease was the result of lower payroll and related costs ($33,000) as well as lower allocated insurance costs ($11,000).

The Company’s net investment income for the three months ended March 31, 2021 was $344 as compared to $22,992 for the three months ended March 31, 2020. The difference was primarily due to lower interest rates as well as lower cash balances available for investment.

As a consequence of the factors discussed above, the Company’s net loss was $557,307 ($0.02 per common share) for the three months ended March 31, 2021 as compared to $624,594 ($0.02 per common share) for the three months ended March 31, 2020.

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

During the three months ended March 31, 2021, the Company’s cash and cash equivalents balance decreased by $556,744 principally as a result of used for operations of $642,660 partially offset by cash proceeds from the exercise of options and warrants of $86,262. As of March 31, 2021, the Company had cash and cash equivalents of $4,215,961, working capital of $4,730,727 and total shareholders’ equity of $4,855,960.

Our quarterly projected cash flow shortfall, based on our current operations adjusted for any non-recurring cash expenses for the next 12 months, is approximately $400,000-$450,000 per quarter. We expect to have sufficient working capital for at least the next 32 months of operations. We may seek to eliminate some operating expenses in the future to reduce our cash flow shortfall.

The Company expects to use its cash to fund its research and development of SPD light valves, its expanded marketing initiatives, and for other working capital purposes. The Company believes that its current cash and cash equivalents would fund its operations until late 2023. There can be no assurances that expenditures will not exceed the anticipated amounts or that additional financing, if required, will be available when needed or, if available, that its terms will be favorable or acceptable to the Company. Eventual success of the Company and generation of positive cash flow will be dependent upon the extent of commercialization of products using the Company’s technology by the Company’s licensees and payments of continuing royalties on account thereof. To date the Company has not generated sufficient revenue from its licensees to fully fund its operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information required by Item 3 has been disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. There has been no material change in the disclosure regarding market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We designed our disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and acting interim Chief Financial Officer, with assistance from other members of our management, has reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2021, and, based on his evaluation, has concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

RESEARCH FRONTIERS INCORPORATED
(Registrant)

/s/ Joseph M. Harary
Joseph M. Harary, President, CEO, acting interim CFO and Treasurer
(Principal Executive Officer and Principal Financial Officer)

Date: May 6, 2021

