Form 10-Q
period 2021-06-30
RESEARCH FRONTIERS INC
filed 2021-08-05
CIK 793524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of

THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021	Commission File Number 000-14893

RESEARCH FRONTIERS INCORPORATED

(Exact name of registrant as specified in its charter)

delaware	11-2103466
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

240 CROSSWAYS PARK DRIVE
WOODBURY, new york	11797-2033
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (516) 364-1902

Securities registered pursuant to Section 12(b) of the Act:	Name of Exchange
Title of Class	on Which Registered
Common Stock, $0.0001 Par Value	The NASDAQ Stock Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐

Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	REFR	The NASDAQ Stock Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 5, 2021, there were outstanding 31,650,396 shares of Common Stock, par value $0.0001 per share.

RESEARCH FRONTIERS INCORPORATED

Condensed Consolidated Balance Sheets

Assets	June 30, 2021 (Unaudited)	December 31, 2020 (See Note 1)

Current assets:
Cash and cash equivalents	$3,471,590	$4,772,705
Royalty receivables, net of reserves of $972,202 in 2021 and $972,202 in 2020	829,865	598,292
Prepaid expenses and other current assets	199,925	56,512

Total current assets	4,501,380	5,427,509

Fixed assets, net	107,766	121,772
Operating lease ROU assets	543,133	616,442
Deposits and other assets	33,567	33,567
Total assets	$5,185,846	$6,199,290

Liabilities and Shareholders’ Equity

Current liabilities:
Current portion of operating lease liability	$174,103	$166,377
Accounts payable	41,077	33,410
Accrued expenses and other	59,435	26,279
Deferred revenue	26,002	-
Total current liabilities	300,617	226,066

Operating lease liability, net of current portion	557,204	646,219
Total liabilities	857,821	872,285

Shareholders’ equity:
Common stock, par value $0.0001 per share; authorized 100,000,000 shares, issued and outstanding 31,650,396 in 2021 and 31,575,786 in 2020	3,165	3,158
Additional paid-in capital	123,250,878	123,164,623
Accumulated deficit	(118,926,018)	(117,840,776)
Total shareholders’ equity	4,328,025	5,327,005

Total liabilities and shareholders’ equity	$5,185,846	$6,199,290

See accompanying notes to condensed consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Condensed Consolidated Statements of Operations

(Unaudited)

	Six months ended June 30,		Three months ended June 30,
	2021	2020	2021	2020

Fee income	$327,060	$532,286	$113,937	$176,113

Operating expenses	1,128,674	1,452,404	503,078	631,963
Research and development	284,988	330,049	139,810	146,731
Total expenses	1,413,662	1,782,453	642,888	778,694

Operating loss	(1,086,602)	(1,250,167)	(528,951)	(602,581)

Other income - PPP loan forgiveness	-	194,140	-	194,140
Net investment income	1,360	32,452	1,016	9,460

Net loss	$(1,085,242)	$(1,023,575)	$(527,935)	$(398,981)

Basic and diluted net loss per common share	$(0.03)	$(0.03)	$(0.02)	$(0.01)

Weighted average number of common shares outstanding	31,642,686	31,398,818	31,650,396	31,474,431

See accompanying notes to condensed consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

For the six months ended June 30, 2020 and 2021

	Common Stock		Additional
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance, January 1, 2020	31,254,262	$3,125	$122,552,895	$(115,499,912)	$7,056,108

Exercise of options and warrants	321,524	33	284,174	-	284,207
Net loss	-	-	-	(1,023,575)	(1,023,575)
Balance, June 30, 2020	31,575,786	$3,158	$122,837,069	$(116,523,487)	$6,316,740

Balance, January 1, 2021	31,575,786	$3,158	$123,164,623	$(117,840,776)	$5,327,005

Exercise of options	74,610	7	86,255	-	86,262
Net loss	-	-	-	(1,085,242)	(1,085,242)
Balance, June 30, 2021	31,650,396	$3,165	$123,250,878	$(118,926,018)	$4,328,025

For the three months ended June 30, 2020 and 2021

	Common Stock		Additional
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance, March 31, 2020	31,411,107	$3,141	$122,552,879	$(116,124,506)	$6,431,514

Exercise of options and warrants	164,679	17	284,190	-	284,207
Net loss	-	-	-	(398,981)	(398,981)
Balance, June 30, 2020	31,575,786	$3,158	$122,837,069	$(116,523,487)	$6,316,740

Balance, March 31, 2021	31,650,396	$3,165	$123,250,878	$(118,398,083)	$4,855,960

Net loss	-	-	-	(527,935)	(527,935)
Balance, June 30, 2021	31,650,396	$3,165	$123,250,878	$(118,926,018)	$4,328,025

See accompanying notes to condensed consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(1,085,242)	$(1,023,575)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,961	87,276
Other income - PPP loan forgiveness	-	(194,140)
Bad debts expense (recovery)	-	53,217
Change in assets and liabilities:
Royalty receivables	(231,573)	(49,675)
Prepaid expenses and other current assets	(143,413)	(79,638)
Accounts payable and accrued expenses	40,823	(73,679)
Deferred revenue	26,002	40,567
Net cash used in operating activities	(1,386,442)	(1,239,647)

Cash flows from investing activities:
Purchases of fixed assets	(935)	(939)
Proceeds from sale of fixed asset	-	3,713
Net cash (used in) provided by investing activities	(935)	2,774

Cash flows from financing activities:
Proceeds from exercise of options	86,262	284,207
Proceeds from PPP Program Funding	-	202,052
Net cash provided by financing activities	86,262	486,259

Net decrease in cash and cash equivalents	(1,301,115)	(750,614)

Cash and cash equivalents at beginning of period	4,772,705	6,591,960
Cash and cash equivalents at end of period	$3,471,590	$5,841,346

See accompanying notes to condensed consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Notes to Condensed Consolidated Financial Statements

June 30, 2021

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021. The condensed consolidated balance sheet at December 31, 2020 has been derived from the audited consolidated financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K relating to Research Frontiers Incorporated (the “Company”) for the fiscal year ended December 31, 2020.

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

The Company has primarily utilized its cash, cash equivalents, and investments generated from sales of our common stock, proceeds from the exercise of options and warrants, and royalty fees collected to fund its research and development of SPD light valves, for marketing initiatives, and for other working capital purposes. The Company’s working capital and capital requirements depend upon numerous factors, including the results of research and development activities, competitive and technological developments, the timing and cost of patent filings, and the development of new licensees and changes in the Company’s relationships with its existing licensees. The degree of dependence of the Company’s working capital requirements on each of the foregoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements; the addition of new licensees may provide additional working capital or working capital requirements; and changes in relationships with existing licensees would have a favorable or negative impact depending upon the nature of such changes. We have incurred recurring losses since inception and expect to continue to incur losses as a result of costs and expenses related to our research and continued development of our SPD technology and our corporate general and administrative expenses. Our capital requirements and operations to date have been substantially funded through sales of our common stock, exercise of options and warrants and royalty fees collected. As of June 30, 2021, we had working capital of approximately $4.2 million, cash and cash equivalents of approximately $3.5 million, shareholders’ equity of approximately $4.3 million and an accumulated deficit of approximately $118.9 million. Our projected cash flow shortfall based on our current operations adjusted for any non-recurring cash expenses for the next 12 months is approximately $400,000-$450,000 per quarter. Based on our current expectations of our cash flow shortfall for the next 12 months, our working capital would support our activities for the next 24 months.

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

In connection with the COVID-19 crisis, Congress passed, and the president signed, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which, among other things, provides relief for businesses impacted by the pandemic. The Company applied for and received $202,052 in proceeds from the Paycheck Protection Program (“PPP Loan”) made available under the CARES Act. The PPP Loan is intended to offer businesses hurt by the COVID-19 pandemic economic assistance with the potential for the principal to be forgiven based on certain expenses incurred during the first 24 weeks after the issuance of the PPP Loan. The Company has received notification that this loan has been forgiven. Consequently, the Company recorded $202,052 as other income for the year ended December 31, 2020 representing the PPP Loan estimated to be forgiven. For the three and six months ended June 30, 2020, the Company estimated that $194,140 of this loan had been forgiven.

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

The Company does not have any contract assets under ASC 606 as of June 30, 2021.

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

As of June 30, 2021, the Company has six license agreements that are in their initial multiyear term (“Initial Term”) with continuing performance obligations going forward. The Initial Term of one of these agreements will end as of December 31, 2021, four will end as of December 31, 2022, and one will end December 31, 2024. The Company currently expects that all of these agreements will renew annually at the end of the Initial Term. As of June 30, 2021, the aggregate amount of the revenue to be recognized upon the satisfaction of the remaining performance obligations for the six license agreements is $353,000. The revenue for these remaining performance obligations is expected to be recognized evenly throughout their remaining period of the Initial Term.

Note 5. Fee Income

Fee income represents amounts earned by the Company under various license and other agreements relating to technology developed by the Company.

During the first six months of 2021, three licensees accounted for 10% or more of fee income of the Company; these licensees accounted for approximately 27%, 23% and 11% of fee income recognized during such period. During the first six months of 2020, five licensees accounted for 10% or more of fee income of the Company; these licensees accounted for approximately 22%, 17%, 12%. 12% and 12% of fee income recognized during such period.

During the three months ended June 30, 2021, three licensees accounted for 10% or more of fee income of the Company; these licensees accounted for approximately 27%, 21% and 15% of fee income recognized during such period. During the three months ended June 30, 2020, four licensees accounted for 10% or more of fee income of the Company; these licensees accounted for approximately 17%, 17%, 11%, and 10% of fee income recognized during such period.

Note 6. Stock-Based Compensation

The Company has granted options/warrants to consultants. GAAP requires that all stock-based compensation be recognized as an expense in the financial statements and that such costs be measured at the fair value of the award at the date of grant. These awards generally vest ratably over 12 to 60 months from the date of grant and the Company charges to operations quarterly the current market value of the options using the Black-Scholes method. During the six months ended June 30, 2021 and 2020 there were no charges related to options or warrants granted to consultants.

During the six months ended June 30, 2021 and 2020, the Company did not grant options to employees or directors.

There was no compensation expense recorded relating to restricted stock grants to employees and directors during the six months ended June 30, 2021 and 2020.

As of June 30, 2021, there were 683,500 shares available for future grant under our 2019 Equity Incentive Plan, which was approved by the Company’s shareholders in June 2019.

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

Note 8. Basic and Diluted Loss Per Common Share

Basic loss per share excludes any dilution. It is based upon the weighted average number of common shares outstanding during the period. Dilutive loss per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company’s dilutive loss per share equals basic loss per share for the periods ended June 30, 2021 and 2020, respectively, because all common stock equivalents (i.e., options and warrants) were antidilutive in those periods. The number of options and warrants that were not included (because their effect is antidilutive) was 2,406,651 and 2,498,251 for the three and six months ended June 30, 2021 and 2020, respectively.

Note 9. Equity

During the six months ended June 30, 2021, the Company received $86,262 in proceeds from the exercise of outstanding options and warrants and issued 39,500 shares of its capital stock in connection with these exercises. In addition, during the six months ended June 30, 2021, the Company issued 35,110 shares of its capital stock in connection with the cashless exercise of 101,000 of its outstanding options. No options or warrants were exercised during the three months ended June 30, 2021.

During the six months ended June 30, 2020, the Company received $284,207 in proceeds from the exercise of outstanding options and warrants and issued 83,152 shares of its capital stock in connection with these exercises. In addition, during the six months ended June 30, 2020, the Company issued 238,372 shares of its capital stock in connection the cashless exercise of 450,091 of its outstanding options.

During the three-month period ended June 30, 2020, the Company received $284,207 in proceeds from the exercise of outstanding options and warrants and issued 83,152 shares of its capital stock in connections with these exercises. In addition, during the three-month period ended June 30, 2020, the Company issued 81,527 shares of its capital stock in connection with the cashless exercise of 207,000 of its outstanding options.

The Company did not sell any equity securities during the six months ended June 30, 2021 and 2020.

As of June 30, 2021, there were 1,399,991 warrants and 1,006,660 options outstanding.

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

The Company has operating leases for certain facilities and equipment with a weighted average remaining lease term of 3.7 years as of June 30, 2021. Operating leases are included in right of use lease assets, other current liabilities and long-term lease liabilities on the condensed consolidated balance sheet. Right of use lease assets and liabilities are recognized at each lease’s commencement date based on the present value of its lease payments over its respective lease term. The Company does not have an established incremental borrowing rate as it does not have any debt. The Company uses the stated borrowing rate for a lease when readily determinable. When the interest rates implicit in its lease agreements is not readily determinable, the Company used an interest rate based on the marketplace for public debt. The weighted average discount rate associated with operating leases as of June 30, 2021 is 5.5%.

Operating lease expense for the three and six months ended June 30, 2021 was approximately $55000 and $110,000, respectively. The Company has no material variable lease costs or sublease income for the three and six months ended June 30, 2021. Subsequent to the Company’s adoption of the new lease accounting guidance on January 1, 2019, the Company recorded new right of use lease assets of approximately $900,000 and associated lease liabilities of approximately $1.1 million.

Maturities of operating lease liabilities as of June 30, 2021 were as follows:

June 30, 2021
For the remainder of the year ending December 31, 2021	$105,000
For the year ending December 31, 2022	213,000
For the year ending December 31, 2023	217,000
For the year ending December 31, 2024	222,000
For the year ending December 31, 2025 and beyond	56,000
Total lease payments	813,000
Less: imputed lease interest	(81,693)
Present value of lease liabilities	$731,307

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

In connection with the COVID-19 crisis, Congress passed, and the president signed, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which, among other things, provides relief for businesses impacted by the pandemic. The Company applied for and received $202,052 in proceeds from the Paycheck Protection Program (“PPP Loan”) made available under the CARES Act. The PPP Loan is intended to offer businesses hurt by the COVID-19 pandemic economic assistance with the potential for the principal to be forgiven based on certain expenses incurred during the first 24 weeks after the issuance of the PPP Loan. The Company has received notification that this loan has been forgiven. Consequently, the Company recorded $202,052 as other income for the year ended December 31, 2020 representing the PPP Loan estimated to be forgiven. For the three and six months ended June 30, 2020, the Company estimated that $194,140 of this loan had been forgiven.

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

Three months ended June 30, 2021 compared to the three months ended June 30, 2020

The Company’s fee income from licensing activities for the three months ended June 30, 2021 was $113,937 as compared to $176,113 for the three months ended June 30, 2020, representing a $62,176 decrease between these two periods. Lower fees in the automotive, aircraft and architectural markets were partially offset by higher fee income from licensees in the display market.

Operating expenses decreased by $128,885 for the three months ended June 30, 2021 to $503,078 from $631,963 for the three months ended June 30, 2020. This decrease is the result of lower payroll and related costs ($48,000), lower depreciation ($37,000) as well as lower bad debt expense ($58,000) partially offset by higher patent costs ($9,000).

Research and development expenditures decreased by $6,921 to $139,810 for the three months ended June 30, 2021 from $146,731 for the three months ended June 30, 2020. This decrease was the result of lower materials costs ($6,000).

The Company’s net investment income for the three months ended June 30, 2021 was $1,016 as compared to $9,460 for the three months ended June 30, 2020. The difference was primarily due to lower interest rates as well as lower cash balances available for investment.

In addition, the Company recorded $194,140 of other income for the three months ended June 30, 2020 representing the portion of the PPP loan estimated to be forgiven through such date. There was no PPP loan forgiveness during the three months ended June 30, 2021.

As a consequence of the factors discussed above, the Company’s net loss was $527,935 ($0.02 per common share) for the three months ended June 30, 2021 as compared to $398,981 ($0.01 per common share) for the three months ended June 30, 2020.

Six months ended June 30, 2021 compared to the six months ended June 30, 2020

The Company’s fee income from licensing activities for the six months ended June 30, 2021 was $327,060 as compared to $532,286 for the six months ended June 30, 2020, representing a $205,226 decrease between these two periods. Lower fees in the automotive, aircraft and architectural markets were partially offset by higher fee income from licensees in the display market.

Operating expenses decreased by $323,732 for the six months ended June 30, 2021 to $1,128,672 from $1,452,404 for the six months ended June 30, 2020. This decrease was the result of lower payroll and related costs ($196,000), lower depreciation ($73,000) and lower bad debts expense ($53,000).

Research and development expenditures decreased by $45,060 to $284,989 for the six months ended June 30, 2021 from $330,049 for the six months ended June 30, 2020. This decrease was the result of lower payroll and related costs ($31,000) as well as lower allocated insurance costs ($12,000).

The Company’s net investment income for the six months ended June 30, 2021 was $1,359 as compared to $32,452 for the six months ended June 30, 2020. The difference was primarily due to lower interest rates as well as lower cash balances available for investment.

In addition, the Company recorded $194,140 of other income for the six months ended June 30, 2020 representing the portion of the PPP loan estimated to be forgiven through such date. There was no PPP loan forgiveness during the six months ended June 30, 2021.

As a consequence of the factors discussed above, the Company’s net loss was $1,085,242 ($0.03 per common share) for the six months ended June 30, 2021 as compared to $1,023,575 ($0.03 per common share) for the six months ended June 30, 2020.

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

During the six months ended June 30, 2021, the Company’s cash and cash equivalents balance decreased by $1,301,115 principally as a result of cash used for operations of $1,386,442 partially offset by cash proceeds from the exercise of options and warrants of $86,262. As of June 30, 2021, the Company had cash and cash equivalents of $3,471,590, working capital of $4,200,673 and total shareholders’ equity of $4,328,025.

Our quarterly projected cash flow shortfall, based on our current operations adjusted for any non-recurring cash expenses for the next 12 months, is approximately $400,000-$450,000 per quarter. We expect to have sufficient working capital for at least the next 24 months of operations. We may seek to eliminate some operating expenses in the future to reduce our cash flow shortfall.

The Company expects to use its cash to fund its research and development of SPD light valves, its expanded marketing initiatives, and for other working capital purposes. The Company believes that its current cash and cash equivalents would fund its operations until mid-2023. There can be no assurances that expenditures will not exceed the anticipated amounts or that additional financing, if required, will be available when needed or, if available, that its terms will be favorable or acceptable to the Company. Eventual success of the Company and generation of positive cash flow will be dependent upon the extent of commercialization of products using the Company’s technology by the Company’s licensees and payments of continuing royalties on account thereof. To date the Company has not generated sufficient revenue from its licensees to fully fund its operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information required by Item 3 has been disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. There has been no material change in the disclosure regarding market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We designed our disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and acting interim Chief Financial Officer, with assistance from other members of our management, has reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2021, and, based on his evaluation, has concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 5, 2021

