Form 10-Q/A
period 2021-06-30
RESEARCH FRONTIERS INC
filed 2022-02-24
CIK 793524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of February 24, 2022, there were outstanding 31,650,396 shares of Common Stock, par value $0.0001 per share.

EXPLANATORY NOTE This Amendment No. 1 on Form 10-Q/A amends our quarterly report on Form 10-Q for the quarter ended June 30, 2021, initially filed with the Securities and Exchange Commission on August 5, 2021 (the Original Form 10-Q). This Form 10-Q/A amends and restates Items 1, 2 and 4 of Part I of the Original Form 10-Q and adds Item 1A of Part II to the Original Form 10-Q and no other items in the Original Form 10-Q are amended hereby. In Item 1, this Form 10-Q/A includes our restated condensed consolidated interim financial statements for the three and six months ended June 30, 2021, including certain notes thereto. The restatement relates to certain investments of the Company which were classified as cash equivalents on the June 30, 2021 balance sheet which the Company has determined do not qualify as cash equivalents. Such investments have been reclassified and are now presented as marketable securities, the statement of cashflows also reflects the purchase and sale activity of such marketable securities for the six months ended June 30, 2021 and notes 1 and 11 to the condensed consolidated financial statements have also been amended. This restatement did not impact the results of operations, loss per share or shareholders’ equity for the three and six months ended June 30, 2021. This restatement, which only relates to the reclassification of certain investments from cash to marketable securities, does not affect the company’s net income/loss for any period nor does it have any material impact on liquidity and capital resources.

The Company identified this error during the performance of certain specific internal controls performed during our year end reporting process. Management has reassessed its evaluation of the effectiveness of its Disclosure Controls and Procedures as of June 30, 2021 and has concluded that there was a material weakness in the Company’s management quarterly review control related to the assessment of the classification of cash equivalents and marketable securities. For a description of the material weakness in our internal controls over financial reporting and our plan to remediate the material weakness, see Part II – Item 4. Controls and Procedures of this Amendment No. 1 on Form 10-Q/A.

In addition, pursuant to the rules of the Securities and Exchange Commission, Item 6 of Part II of the Original Form 10-Q has been amended to contain currently-dated certifications from our Chief Executive Officer and Acting Interim Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. This Amendment No. 1 on Form 10-Q/A has not been updated for events occurring after the filing of the Original Form 10-Q, except to reflect the foregoing.

RESEARCH FRONTIERS INCORPORATED

Condensed Consolidated Balance Sheets

Assets	June 30, 2021 (Unaudited) (Restated)	December 31, 2020 (See Note 1)

Current assets:
Cash and cash equivalents	$339,607	$4,772,705
Marketable securities	3,131,983	-
Royalty receivables, net of reserves of $972,202 in 2021 and $972,202 in 2020	829,865	598,292
Prepaid expenses and other current assets	199,925	56,512

Total current assets	4,501,380	5,427,509

Fixed assets, net	107,766	121,772
Operating lease ROU assets	543,133	616,442
Deposits and other assets	33,567	33,567
Total assets	$5,185,846	$6,199,290

Liabilities and Shareholders’ Equity

Current liabilities:
Current portion of operating lease liability	$174,103	$166,377
Accounts payable	41,077	33,410
Accrued expenses and other	59,435	26,279
Deferred revenue	26,002	-
Total current liabilities	300,617	226,066

Operating lease liability, net of current portion	557,204	646,219
Total liabilities	857,821	872,285

Shareholders’ equity:
Common stock, par value $0.0001 per share; authorized 100,000,000 shares, issued and outstanding 31,650,396 in 2021 and 31,575,786 in 2020	3,165	3,158
Additional paid-in capital	123,250,878	123,164,623
Accumulated deficit	(118,926,018)	(117,840,776)
Total shareholders’ equity	4,328,025	5,327,005

Total liabilities and shareholders’ equity	$5,185,846	$6,199,290

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

RESEARCH FRONTIERS INCORPORATED

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

For the six months ended June 30, 2020 and 2021

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2020	31,254,262	$3,125	$122,552,895	$(115,499,912)	$7,056,108

Exercise of options and warrants	321,524	33	284,174	-	284,207
Net loss	-	-	-	(1,023,575)	(1,023,575)
Balance, June 30, 2020	31,575,786	$3,158	$122,837,069	$(116,523,487)	$6,316,740

Balance, January 1, 2021	31,575,786	$3,158	$123,164,623	$(117,840,776)	$5,327,005

Exercise of options	74,610	7	86,255	-	86,262
Net loss	-	-	-	(1,085,242)	(1,085,242)
Balance, June 30, 2021	31,650,396	$3,165	$123,250,878	$(118,926,018)	$4,328,025

For the three months ended June 30, 2020 and 2021

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, March 31, 2020	31,411,107	$3,141	$122,552,879	$(116,124,506)	$6,431,514

Exercise of options and warrants	164,679	17	284,190	-	284,207
Net loss	-	-	-	(398,981)	(398,981)
Balance, June 30, 2020	31,575,786	$3,158	$122,837,069	$(116,523,487)	$6,316,740

Balance, March 31, 2021	31,650,396	$3,165	$123,250,878	$(118,398,083)	$4,855,960

Net loss				(527,935)	(527,935)
Balance, June 30, 2021	31,650,396	$3,165	$123,250,878	$(118,926,018)	$4,328,025

See accompanying notes to condensed consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
	2021
	(Restated)	2020
Cash flows from operating activities:
Net loss	$(1,085,242)	$(1,023,575)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,961	87,276
Unrealized loss on marketable securities	1,650	-
Other income - PPP loan forgiveness	-	(194,140)
Bad debts expense (recovery)	-	53,217
Change in assets and liabilities:
Royalty receivables	(231,573)	(49,675)
Prepaid expenses and other current assets	(143,413)	(79,638)
Accounts payable and accrued expenses	40,823	(73,679)
Deferred revenue	26,002	40,567
Net cash used in operating activities	(1,384,792)	(1,239,647)

Cash flows from investing activities:
Purchases of fixed assets	(935)	(939)
Proceeds from sale of fixed asset	-	3,713
Purchases of marketable securities	(3,433,633)	-
Sales of marketable securities	300,000	-
Net cash (used in) provided by investing activities	(3,134,568)	2,774

Cash flows from financing activities:
Proceeds from exercise of options	86,262	284,207
Proceeds from PPP Program Funding	-	202,052
Net cash provided by financing activities	86,262	486,259

Net decrease in cash and cash equivalents	(4,433,098)	(750,614)

Cash and cash equivalents at beginning of period	4,772,705	6,591,960
Cash and cash equivalents at end of period	$339,607	$5,841,346

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

Restatement

These condensed consolidated interim financial statements for the three and six months ended June 30, 2021, including certain notes thereto have been restated. The restatement relates to a change in presentation of certain investments of the Company which were originally classified as cash equivalents on the balance sheet as of June 30, 2021, which the Company has subsequently determined do not qualify as cash equivalents. Such investments have been reclassified and are now presented as marketable securities. This restatement did not impact the results of operations, loss per share or shareholders’ equity for the three and six months ended June 30, 2021. The effects of the reclassification of these investments on the condensed consolidated balance sheet and condensed consolidated statement of cash flows as of and for the six months ended June 30, 2021 are as follows:

	June 30, 2021
	As reported	Adjustment	As restated

Balance sheet:
Cash and cash equivalents	$3,471,590	$(3,131,983)	$339,607
Marketable securities	-	3,131,983	3,131,983

Statement of cash flows:
Unrealized loss on marketable securities	-	1,650	1,650
Net cash used in operating activities	(1,386,442)	1,650	(1,384,792)
Purchases of marketable securities	-	(3,433,633)	(3,433,633)
Sales of marketable securities	-	300,000	300,000
Net cash (used in) provided by investing activities	(935)	(3,133,633)	(3,134,568)

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

Note 11. Marketable Securities

The Company classifies investments in marketable securities as trading, available-for-sale or held-to-maturity at the time of purchase and periodically re-evaluates such classification. Trading securities are carried at fair value, with unrealized holding gains and losses included in earnings. Held-to-maturity securities are recorded at cost and are adjusted for the amortization or accretion of premiums or discounts over the life of the related security. Unrealized holding gains and losses of available-for-sale securities are excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss) until realized. In determining realized gains and losses, the cost of the securities sold is based on the specific identification method. Interest and dividends on the investments are accrued at the balance sheet date.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. Fair value measurements are broken down into three levels based on the reliability of inputs as follows: Level 1 inputs are quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates and yield curves observable at commonly quoted intervals or current market) and contractual prices for the underlying financial instrument, as well as other relevant economic measures. Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

At June 30, 2021 all investments were classified as Level 1 trading securities, and consisted of the following:

June 30, 2021
Value of Trading Securities
Investment	Investments

Mutual Funds
Putnam Short Duration Bond	$1,998,350
Putnam Ultra Short Duration Income	1,133,633

$3,131,983

Unrealized loss	$1,650

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

The Company’s net investment income for the three months ended June 30, 2021 was $1,016 as compared to $9,460 for the three months ended June 30, 2020. The difference was primarily due to lower interest rates as well as unrealized reductions in market value of investments and lower cash balances available for investment.

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

The Company’s net investment income for the six months ended June 30, 2021 was $1,359 as compared to $32,452 for the six months ended June 30, 2020. The difference was primarily due to lower interest rates as well as unrealized reductions in market value of investments and lower cash balances available for investment.

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

Financial Condition, Liquidity and Capital Resources

The Company has primarily utilized its cash, cash equivalents, short-term investments, marketable securities, and the proceeds from its investments to fund its research and development, for marketing initiatives, and for other working capital purposes. The Company’s working capital and capital requirements depend upon numerous factors, including, but not limited to, the results of research and development activities, competitive and technological developments, the timing and costs of patent filings, and the development of new licensees and changes in the Company’s relationship with existing licensees. The degree of dependence of the Company’s working capital requirements on each of the foregoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements; the addition of new licensees may provide additional working capital or working capital requirements, and changes in relationships with existing licensees would have a favorable or negative impact depending upon the nature of such changes.

During the six months ended June 30, 2021, the Company’s cash and cash equivalents balance decreased by $4,433,098 principally as a result of cash used for the purchase of marketable securities of $3,433,633 as well as cash used for operations of $1,386,442 partially offset by cash proceeds from the sale of marketable securities of $300,000 and cash proceeds from the exercise of options and warrants of $86,262. As of June 30, 2021, the Company had cash and cash equivalents and marketable securities of $3,471,590, working capital of $4,200,673 and total shareholders’ equity of $4,328,025.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We designed our disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and acting interim Chief Financial Officer, with assistance from other members of our management, has reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2021, and, based on his evaluation, has concluded that our disclosure controls and procedures contained a material weakness in internal control over financial reporting which was identified by the Company during our year-end internal control procedures. A material weakness is a deficiency or combination of deficiencies in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. As of June 30, 2021, there was a material weakness in the Company’s management quarterly review control related to the assessment of the classification of cash equivalents and marketable securities. During the second quarter, the Company invested in two mutual funds that did not consist of securities with original maturities of three months or less. While the securities that were purchased were of a highly liquid nature, they did not meet the GAAP definition of a cash equivalent and should have been presented as marketable securities. The Company’s quarterly control procedures over interim reporting were not adequate to identify this change on a timely basis until the Company’s year-end financial reporting process. The Company has modified its interim control procedures to include specific procedures and controls over of the reporting of investments consistent with its year-end review procedures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. See the description of the material weakness in internal controls over financial reporting outlined Evaluation of Disclosure Controls and Procedures above.

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

PART II. OTHER INFORMATION

Item1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, cash flows, prospects and/or the trading price of our common stock. Although the risk and uncertainty listed below is that we consider significant, material risks and uncertainties that are not presently known to us may also adversely affect our business, financial condition or results of operations. In evaluating our business and an investment in our securities, you should consider the following risk factor, in addition to the other information presented in this report, as well as the other reports we file from time to time with the SEC:

Risks Related to Our Business

We have identified a material weakness in our internal control over financial reporting. If we fail to maintain an effective system of internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected.

On February 18, 2022, our board of directors, following discussions with management, determined that our unaudited condensed consolidated financial statements for the quarters ended June 30, 2021 and September 30, 2021 filed with the SEC on August 5, 2021 and November 4, 2021, respectively, required restatement to correct the classification of certain cash equivalents as marketable securities. The board’s determination to restate such financial statements was identified by management during the course of preparing the Company’s financial statements for the year ended December 31, 2021.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this filing, we have identified a material weakness in our internal control over financial reporting related the classification of cash equivalents and marketable securities. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of the end of the period covered by this report.

We are taking measures to remediate the material weakness described herein. However, if we are unable to remediate our material weakness in a timely manner or we identify additional material weaknesses or significant deficiencies in our internal controls or disclosure controls, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. If our financial statements are not filed on a timely basis, we could be subject to adverse action by shareholders, Nasdaq, the SEC or other regulatory authorities. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. In addition, we may incur additional costs to remediate material weaknesses or significant deficiencies in our internal control over financial reporting.

We cannot assure you that the measures we are taking will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

Date: February 24, 2022

