Form 10-Q/A
period 2021-09-30
RESEARCH FRONTIERS INC
filed 2022-02-24
CIK 793524

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

EXPLANATORY NOTE This Amendment No. 1 on Form 10-Q/A amends our quarterly report on Form 10-Q for the quarter ended September 30, 2021, initially filed with the Securities and Exchange Commission on November 4, 2021 (the Original Form 10-Q). This Form 10-Q/A amends and restates Items 1, 2 and 4 of Part I of the Original Form 10-Q and adds Item 1A of Part II to the Original Form 10-Q and no other items in the Original Form 10-Q are amended hereby. In Item 1, this Form 10-Q/A includes our restated condensed consolidated interim financial statements for the three and nine months ended September 30, 2021, including certain notes thereto. The restatement relates to certain investments of the Company which were classified as cash equivalents on the September 30, 2021 balance sheet which the Company has determined do not qualify as cash equivalents. Such investments have been reclassified and are now presented as marketable securities, the statement of cash flows also reflects the purchase and sale activity of such marketable securities for the nine months ended September 30, 2021 and notes 1 and 11 to the condensed consolidated financial statements have also been amended. This restatement did not impact the results of operations, profit or loss per share or shareholders’ equity for the three and nine months ended September 30, 2021. This restatement, which only relates to the reclassification of certain investments from cash to marketable securities, does not affect the company’s net income/loss for any period nor does it have any material impact on liquidity and capital resources.

The Company identified this error during the performance of certain specific internal controls performed during our year end reporting process. Management has reassessed its evaluation of the effectiveness of its Disclosure Controls and Procedures as of September 30, 2021 and has concluded that there was a material weakness in the Company’s management quarterly review control related to the assessment of the classification of cash equivalents and marketable securities. For a description of the material weakness in our internal controls over financial reporting and our plan to remediate the material weakness, see Part II – Item 4. Controls and Procedures of this Amendment No. 1 on Form 10-Q/A.

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

RESEARCH FRONTIERS INCORPORATED

Condensed Consolidated Balance Sheets

Assets	September 30, 2021 (Unaudited) (Restated)	December 31, 2020 (See Note 1)

Current assets:
Cash and cash equivalents	$206,524	$4,772,705
Marketable securities	2,778,088	-
Royalty receivables, net of reserves of $972,202 in 2021 and $972,202 in 2020	1,352,971	598,292
Prepaid expenses and other current assets	158,695	56,512

Total current assets	4,496,278	5,427,509

Fixed assets, net	100,324	121,772
Operating lease ROU assets	506,479	616,442
Deposits and other assets	33,567	33,567
Total assets	$5,136,648	$6,199,290

Liabilities and Shareholders’ Equity

Current liabilities:
Current portion of operating lease liability	$178,070	$166,377
Accounts payable	33,566	33,410
Accrued expenses and other	51,082	26,279
Deferred revenue	13,304	-
Total current liabilities	276,022	226,066

Operating lease liability, net of current portion	510,987	646,219
Total liabilities	787,009	872,285

Shareholders’ equity:
Common stock, par value $0.0001 per share; authorized 100,000,000 shares, issued and outstanding 31,650,396 in 2021 and 31,575,786 in 2020	3,165	3,158
Additional paid-in capital	123,250,878	123,164,623
Accumulated deficit	(118,904,404)	(117,840,776)
Total shareholders’ equity	4,349,639	5,327,005

Total liabilities and shareholders’ equity	$5,136,648	$6,199,290

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

RESEARCH FRONTIERS INCORPORATED

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
	2021
	(Restated)	2020
Cash flows from operating activities:
Net loss	$(1,063,628)	$(1,457,798)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,838	64,193
Unrealized loss on marketable securities	5,545	-
Other income - PPP loan forgiveness	-	(202,052)
Bad debts expense	-	53,217
Change in assets and liabilities:
Royalty receivables	(754,679)	48,234
Prepaid expenses and other current assets	(102,183)	(48,206)
Accounts payable and accrued expenses	24,959	(110,921)
Deferred revenue	13,304	13,777
Net cash used in operating activities	(1,867,844)	(1,639,556)

Cash flows from investing activities:
Purchases of fixed assets	(966)	(2,168)
Proceeds from sale of fixed asset	-	3,713
Purchases of marketable securities	(3,433,633)	-
Sales of marketable securities	650,000	-
Net cash (used in) provided by investing activities	(2,784,599)	1,545

Cash flows from financing activities:
Proceeds from exercise of options	86,262	284,207
Proceeds from PPP Program Funding	-	202,052
Net cash provided by financing activities	86,262	486,259

Net decrease in cash and cash equivalents	(4,566,181)	(1,151,752)

Cash and cash equivalents at beginning of period	4,772,705	6,591,960
Cash and cash equivalents at end of period	$206,524	$5,440,208

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

Restatement

These condensed consolidated interim financial statements for the three and nine months ended September 30, 2021, including certain notes thereto have been restated. The restatement relates to a change in presentation of certain investments of the Company which were classified as cash equivalents on the balance sheet which the Company has determined do not qualify as cash equivalents. Such investments have been reclassified and are now presented as marketable securities. This restatement did not impact the results of operations, profit or loss per share or shareholders’ equity for the three and nine months ended September 30, 2021. The effects of the reclassification of these investments on the condensed consolidated balance sheet and condensed consolidated statement of cash flows as of and for the nine months ended September 30, 2021 are as follows:

	September 30, 2021
	As reported	Adjustment	As restated

Balance sheet:
Cash and cash equivalents	$2,984,612	$(2,778,088)	$206,524
Marketable securities	-	2,778,088	2,778,088

Statement of cash flows:
Unrealized loss on marketable securities	-	5,545	5,545
Net cash used in operating activities	(1,873,389)	5,545	(1,867,844)
Purchases of marketable securities	-	(3,433,633)	(3,433,633)
Sales of marketable securities	-	650,000	650,000
Net cash (used in) provided by investing activities	(966)	(2,783,633)	(2,784,599)

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

At September 30, 2021 all investments were classified as Level 1 trading securities, and consisted of the following:

September 30, 2021
Value of Trading Securities
Investment	Investments

Mutual Funds
Putnam Short Duration Bond	$1,994,158
Putnam Ultra Short Duration Income	783,930

$2,778,088

Unrealized loss	$5,545

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

The Company’s net investment income for the three months ended September 30, 2021 was $4,388 as compared to $1,310 for the three months ended September 30, 2020. The difference was primarily due to changes in interest rates and changes in market value of investments.

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

The Company’s net investment income for the nine months ended September 30, 2021 was $5,747 as compared to $33,762 for the nine months ended September 30, 2020. The difference was primarily due to lower interest rates as well as changes in market value and lower cash balances available for investment.

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

Financial Condition, Liquidity and Capital Resources

The Company has primarily utilized its cash, cash equivalents, marketable securities, short-term investments, and the proceeds from its investments to fund its research and development, for marketing initiatives, and for other working capital purposes. The Company’s working capital and capital requirements depend upon numerous factors, including, but not limited to, the results of research and development activities, competitive and technological developments, the timing and costs of patent filings, and the development of new licensees and changes in the Company’s relationship with existing licensees. The degree of dependence of the Company’s working capital requirements on each of the foregoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements; the addition of new licensees may provide additional working capital or working capital requirements, and changes in relationships with existing licensees would have a favorable or negative impact depending upon the nature of such changes.

During the nine months ended September 30, 2021, the Company’s cash and cash equivalents balance decreased by $4,566,181 principally as a result of cash used for the purchase of marketable securities of $3,433,633 as well as cash used for operations of $1,867,844 partially offset by cash proceeds from the sale of marketable securities of $650,000 and cash received from the exercise of options and warrants of $86,262. As of September 30, 2021, the Company had cash and cash equivalents and marketable securities of $2,984,612, working capital of $4,220,256 and total shareholders’ equity of $4,349,639.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We designed our disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and acting interim Chief Financial Officer, with assistance from other members of our management, has reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2021 and, based on his evaluation, has concluded that our disclosure controls and procedures contained a material weakness in internal control over financial reporting which was identified by the Company during our year-end internal control procedures. A material weakness is a deficiency or combination of deficiencies in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. As of September 30, 2021, there was a material weakness in the Company’s management quarterly review control related to the assessment of the classification of cash equivalents and marketable securities. During the second quarter, the Company invested in two mutual funds that did not consist of securities with original maturities of three months or less. While the securities that were purchased were of a highly liquid nature, they did not meet the GAAP definition of a cash equivalent and should have been presented as marketable securities. The Company’s quarterly control procedures over interim reporting were not adequate to identify this change on a timely basis until the Company’s year-end financial reporting process. The Company has modified its interim control procedures to include specific procedures and controls over of the reporting of investments consistent with its year-end review procedures.

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

