Form 10-K
period 2021-12-31
RESEARCH FRONTIERS INC
filed 2022-03-09
CIK 793524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021	Commission File Number 000-14893

RESEARCH FRONTIERS INCORPORATED

(Exact name of registrant as specified in its charter)

delaware	11-2103466
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

240 CROSSWAYS PARK DRIVE
WOODBURY, new york	11797-2033
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (516) 364-1902

Securities registered pursuant to Section 12(b) of the Act:	Name of Exchange
Title of Class	on Which Registered
Common Stock, $0.0001 Par Value	The NASDAQ Stock
Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), computed based on the closing sale price of $2.37 was $65,419,119. In making this computation, all direct and indirect shares known to be owned by directors and executive officers of the Company and all direct and indirect shares known to be owned by other persons holding in excess of 5% of the Company’s common stock have been deemed held by “affiliates” of the Company, and awards of restricted stock subject to vesting are assumed to have been fully issued and outstanding. Nothing herein shall prejudice the right of the Company or any such person to deny that any such director, executive officer, or stockholder is an “affiliate.”

On March 9, 2022, the registrant had 31,650,396 shares of Common Stock outstanding.

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

The Company has entered into a number of license agreements covering its light control technology. During 2021, four licensees accounted for 20%, 18%, 18% and 12%, of fee income recognized during the year. During 2020, five licensees accounted for 18%, 16%, 12%, 12%, and 12% of fee income recognized during the year.

Research Frontiers was incorporated in New York in 1965 to continue early work that Dr. Edwin Land, founder of Polaroid Corporation, and others had done in the area of light-control beginning in the 1930s. Research Frontiers was reincorporated in Delaware in 1989. Since 1965, Research Frontiers has actively worked to develop and license its own SPD technology, which it protects using patents, trade secrets and know-how. Although patent and trade secret protection is not a guarantee of commercial success, Research Frontiers currently has 219 patents that have been issued worldwide. In addition, the Company has current patent applications in the US and other countries that, if granted, would add a significant number of additional patents to its portfolio. The Company has and continues to devote significant resources to develop, license and protect its intellectual property position.

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

Employees:

On March 9, 2022, the Company had six full-time employees, two of whom are technical personnel, and the rest of whom perform legal, finance, marketing, investor relations, and administrative functions. Of these employees, one has obtained a doctorate in chemistry and one has extensive industrial experience in electronics and electrical engineering. One employee also has a postgraduate degree in business administration, and one has a doctorate in jurisprudence. Also, the Company’s suppliers and licensees have people on their teams with advanced degrees in a number of areas relevant to the commercial development of products using the Company’s technology. The success of the Company is dependent upon, among other things, the services of its senior management, the loss of which could have a material adverse effect upon the prospects of the Company.

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

Aircraft Market:

In the aircraft industry, there is a trend towards larger windows with more passenger control and functionality, and an increased investment in improving the passenger experience. In the “transport category” (primarily large commercial passenger aircraft) segment, the world’s two largest aircraft manufacturers are both promoting the size of the windows in new aircraft platforms already being delivered (e.g. Boeing 787 and Airbus A350). In the “general aviation” category (primarily business jets, private or chartered smaller aircraft) this trend is true as well. For example, Gulfstream is promoting the size of the windows on their G650 platform as well as their upcoming G700 flagship aircraft, and Bombardier highlights the size of the cabin window on the Global 7000 and 8000 platforms. Several OEMs either already offer, or have announced their interest to include, electronically dimmable windows in their aircraft – including Boeing, Airbus, Bombardier, Embraer, Textron-Beechcraft, HondaJet, Airbus Helicopters, Airbus Corporate Jets, Bell Helicopter, Dassault, Epic Aircraft and One Aviation. Electronically dimmable windows for aircraft may use SPD technology or may use other smart window technologies such as liquid crystal or electrochromic technology. A window system using electrochromic technology was introduced in the Boeing 787. There have been concerns raised that this aircraft’s electronically dimmable windows are not dark enough for long haul flights, transmit too much heat into the cabin, and have a switching speed that is too slow.

The Company believes its SPD technology offers important performance advantages over other technologies including faster, more uniform response time, superior heat-rejection when the aircraft is parked on the ramp, superior acoustic insulation, an automated dimming system to continuously maintain a constant level of light in the cabin in real-time, weight-savings, and the use of scratch-resistant, lightweight (saving fuel) chemically strengthened glass. Leading companies manufacturing electromechanical pleated window shades have products that incorporate SPD-Smart windows into their designs, and Tier 1 suppliers of other cabin systems (e.g. cabin management systems) are featuring SPD-Smart electronically dimmable windows in mockups.

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

Gauzy Ltd.

In October 2018, Gauzy Ltd. announced that it will be producing SPD-Smart light control film for the entire SPD-SmartGlass industry. The announcement came at a ceremony to celebrate the inauguration of Gauzy’s production line to produce SPD-Smart light control film in Tel Aviv-Jaffa.

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

Research Frontiers and its licensees are currently working with multiple automotive manufacturers to introduce SPD-Smart windows, sunroofs and roof systems on both concept and production vehicles. Research Frontiers’ end-product licensees in this sector include industry leaders American Glass Products, Asahi Glass, Custom Glass, Daimler AG, Isoclima, Pilkington Glass, Saint-Gobain, SER, and Vision Systems. The Company’s automotive glass licensees account for the majority of all glass produced for the automotive market throughout the world.

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

In January 2020, Research Frontiers, Gauzy Ltd. and their customers showed 175 thousand attendees at the CES new ways to benefit from SPD-SmartGlass, including some unique automotive information displays with improved readability and performance. CES was not held in person in 2021 due to concerns about the global pandemic. In January 2022 Gauzy exhibited in the Smart City pavilion at CES various commercial applications for SPD-Smart film produced by Gauzy including electronically dimmable aircraft windows, dual-zone panoramic sunroofs, smart projection systems, and information displays that combine transparent OLED and SPD technology to turn windows into high definition information or entertainment displays that can operate in bright environments and instantly and automatically adjust to changing light conditions to produce a vibrant high-contrast display.

In September 2021, Research Frontiers licensee Gauzy Ltd. and their customers showed at the Munich Auto Show (AIA 2021) SPD-SmartGlass, including two new products using SPD light control technology: in collaboration with LG Display, a unique automotive information displays with improved readability and performance, and a SPD-SmartGlass headlight by BMW for its BMWi Vision Circular Showcar. This vehicle utilized SPD-Smart light-control film that is laminated into automotive thin glazed curved glass. As the all-electric car starts, the SPD glass in the dynamic shading headlights switches from dark to transparent, revealing headlights that illuminate surroundings. Gauzy also presented an SPD sunroof with and without invisible segmentation.

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

At the 2017 Consumer Electronics Show, Continental Corporation (“Continental”) showcased an advanced version of its SPD-equipped vehicle that it originally showcased at the 2016 Consumer Electronics Show. This vehicle has enhanced and more sophisticated electronics, Continental indicated that its Intelligent Glass Control system increases passenger comfort and lowers CO2 emissions by keeping the interior of the vehicle cooler. As a result, smaller, more efficient and lighter air conditioning units could be used. Calculations showed a reduction in CO2 emissions of four grams per kilometer. Continental also estimates that its Intelligent Glass Control system can increase the driving range of electric vehicles by 5.5%.

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

4.	Recreational Vehicles//Motor Homes/Buses and Motorcoaches:

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

Continental at InnoTrans

Continental unveiled a number of new innovations, including an intelligent technology for darkening glass panes and a range of individual surface designs. The ‘Intelligent Glass Control’ (IGC) system by Continental provides passengers with the flexibility to adjust the amount of light and the color of their window or other glazed areas to suit their needs. The technology, which was originally developed for the automotive industry, relies on a film sandwiched between two panes of glass and connected to an electronic control unit (ECU).

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

Within the automotive market, a potentially additional sector is the armored glass market. Armored glass (sometimes referred to as “transparent armor” and “bullet-resistant glass”) encompasses the military, non-military government, and civilian markets. In addition, SPD-Smart technology in this market not only provides the benefits of light-control and UV blockage, it also enhances security by introducing darker tints and privacy. A number of the Company’s licensees including American Glass Products, Isoclima, and SER are recognized industry leaders in the armored glass market.

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

●	Textron-Beechcraft has SPD-Smart electronically dimmable windows as standard equipment on models of its King Air aircraft:

●	The King Air 250, with first delivery during 2015

●	The King Air 350i, with first delivery during 2015

●	The King Air C90GTx, with first deliveries during the first quarter of 2016

●	ONE Aviation announced the selection of SPD-Smart electronically dimmable windows for its upcoming Eclipse 700 platform.

●	Epic Aircraft’s E1000, with first delivery in February 2020, comes with SPD-Smart electronically dimmable windows as standard equipment on all passenger windows.

●	Dassault Aviation:

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

Other aircraft manufacturers and their suppliers continue to develop and evaluate the use of SPD technology in their window systems. Aircraft manufacturers and SPD product suppliers have incorporated SPD-Smart electronically dimmable windows in mockups, with some of these mockups being exhibited at major aviation shows:

●	October 2020:

Airbus launched the ACJ TwoTwenty business jet, a clean-sheet design aircraft based on Airbus’ A220-100, featuring advanced materials and state-of-the-art technologies that include electronically dimmable windows.

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

At the 2013 AIX Americas show, Vision Systems’ strategic partner Vaupell announced they are offering the industry a complete SPD-Smart light-control window system – Vision Systems’ SPD-Smart Noctis window and control system, integrated with Vaupell’s window assembly. This product offering was showcased at Vaupell’s AIX Americas booth. Vision Systems and Vaupellentered into a strategic partnership to develop and offer SPD-Smart Noctis and Nuance windows to OEMs, including Vaupell’s longstanding customer Boeing.

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

InspecTech announced enhancements to its electronics architecture used to control its iShade to enable the SPD-Smart electronically dimmable windows to switch to their clearest state in the event of a power loss – that was a request made by certain OEMs. InspecTech’siShades now offer “the best of both worlds” - when unpowered on the ramp, the windows automatically switch to their darkest, maximum heat-rejecting state, and when in the air, they instantly switch to the clear state in the event of a loss of power.

InspecTech announced improvements to its iShadeiQ including a higher light transmission, greater contrast ratio, unprecedented optical clarity, superior acoustic and thermal insulation properties, and lighter weight.

●	March 2012:

At the 2012 Aircraft Interiors Expo in Hamburg, Germany, Isoclima S.p.A. announced that Isoclima’sCromaLite brand of SPD-Smart aerospace windows made its world premiere. CromaLite is Isoclima’s SPD-Smart solar control glazing product and enables users to efficiently control the transmitted solar radiation in both the visible and the solar range. Dr. Alberto Bertolini, Executive Director of Isoclima, commented: “Our CromaLite brand of SPD-Smart window offers many valuable light-control benefits: instant shading, glare control, UV rejection, the desire for passenger comfort, and keeping aircraft cool when they are on the ground. We are very excited by the reactions we have received from OEMs and cabin designers who are here at the Aircraft Interiors Expo and are excited about our growing portfolio of SPD-Smart CromaLite solutions for the transportation and architectural markets.”

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

InspecTech announced a new model of its SPD-Smart iShade window, branded iShadeiQ. This model, in addition to the light, glare and heat control, also reduces noise levels in the cabin.

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

Research Frontiers and its licensees are currently working with multiple architectural customers to introduce SPD-Smart products including windows, skylights, partitions and doors. The architectural markets for these products are highly fragmented and in general have a high sensitivity to price. In the near term, the Company expects SPD-SmartGlass products primarily will be commercialized in specialty applications and/or sectors that value its distinctive performance attributes including fast switching speed regardless of window size, a very wide range of visible light transmission, infinite light-control between its dark and clear states, and availability in unusual shapes and sizes. Research Frontiers’ end-product licensees in this sector include industry leaders such as: American Glass Products (AGP), Asahi Glass, CricursaCristalesCurvados, Gauzy, Glatic, Innovative Glass, Isoclima, LTI SmartGlass, NSG UMU Products Co., Ltd Prelco, Isoclima, Smartglass International and Traco (a business unit of Alcoa).

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

At its annual stockholders meeting in June 2015, Research Frontiers announced a small strategic investment in Zuli Inc. a manufacturer of smartplugs. At this meeting, Joseph Harary demonstrated how the ZuliSmartplug integrates with SPD SmartGlass products. Mr. Harary indicated that “Using a ZuliSmartplug, you can walk into a room with your smartphone, and have the lights automatically turn on, temperature adjust, and the glass in your windows instantly go from an energy-saving dark tint, to clear so you can see the magnificent views outside your home. Now, walk into another room and have those lights and windows adjust too, while the ZuliSmartplug automatically shuts off your devices in the room you left to save energy.”

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

SPD-Smart windows, skylights, doors and partitions offer various benefits in architectural applications. During 2009, independent tests were conducted by DSET Laboratories, a division of Atlas Material Testing Technology, in accordance with ASTM and ASHRAE testing and calculation protocols. These test results demonstrate that SPD-Smart windows have excellent solar heat rejection and control capabilities. In January 2011 a study published by the Department of Engineering at the University of Cambridge concluded that SPD-Smart light-control windows are exceptionally energy efficient, reducing solar heat gain by as much as 90%. The Cambridge study indicated that the real-world testing “confirms theoretical predictions that SPD glass holds great energy saving potential and is a technology that can really help to reduce energy wastage of glass facades.” In addition to SPD-Smart technology, the Cambridge study discussed alternative dynamic glazing technologies that could be used in windows (e.g.electrochromics) and reported that SPD-Smart technology did not have the disadvantages that limited the potential of these alternative technologies. For example, the study cited that an electrochromic window that is 2.4 square meters can take up to 30 minutes to change from clear to dark.

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

Licensees of Research Frontiers that incorporate SPD technology into end-products will pay Research Frontiers a royalty of 5-15% of net sales of licensed products under license agreements currently in effect and may also be required to pay Research Frontiers fees and minimum annual royalties. Licensees that sell components (such as SPD emulsion or film) or lamination services to other licensees of Research Frontiers do not pay a royalty on such sale or service, and Research Frontiers will collect a royalty from the licensee incorporating these components into their own SPD-Smart end-products. Research Frontiers’ license agreements typically allow the licensee to terminate the license after some period of time and give Research Frontiers only limited rights to terminate before the license expires. The licenses granted by the Company are non-exclusive and generally last as long as Research Frontiers’ patents remain in effect. Due to their bankruptcy filings or other termination of their general business activities or for other reasons, the Company does not believe that Polaroid Corporation, Kerros Limited, ThermoView Industries, BRG Group, MDV, Hanamac, SPD Technologies, SPD Systems, and Film Technologies International are pursuing business activities with respect to SPD technology. The Company and SPD Control Systems agreed to terminate their license agreement in December 2014 which resulted in a grant back to Research Frontiers of certain rights in SPD Control Systems’ intellectual property. Some of the Company’s other licensees are currently inactive with respect to SPD technology, but may hereafter become active again. To date, the Company has not generated sufficient revenue from its licensees to profitably fund its operations other than a profit reported for the third quarter of 2021.

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

In February 2022, Research Frontiers, and its licensee and strategic investor Gauzy Ltd. announced that, following successfully raising $60 million in a Series D financing, Gauzy has acquired Research Frontiers licensee, Vision Systems. With the consolidation of the two companies, the combined entity now has international subsidiaries on six continents, product availability through direct fulfillment and a distribution channel of over 70 certified industrial partners, five dedicated manufacturing sites, 14 global offices. The combined entity reports revenues of approximately $50 million in 2021, and holding over 60 patents, offering 20 unique product categories, and employing 480 people globally serving customers in over 50 countries.

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

Liquid Crystal Technology:

To date, the main types of liquid crystal smart windows have been produced by Taliq Corp. (a subsidiary of Raychem Corp. which has since discontinued its liquid crystal operations and licensed its technology to others), Asahi Glass Co., Gauzy, Nippon Sheet Glass, Saint-Gobain Glass, iGlass Projects Pty Limited, Polytronix, Inc., DMDisplays, and 3M (which has also reportedly discontinued its liquid crystal film making operations). The first four companies listed above are also licensees of Research Frontiers Inc. for SPD-Smart technology. Liquid crystal windows only change from a cloudy, opaque milky-white to a clear state, are hazy when viewed at an angle and have no useful intermediate states. As compared to liquid crystal windows, SPD smart windows are expected to have some or all of the following advantages:

●	have less direct and off-angle haze

●	in its intermediate tinted states provides shading without loss of view

●	operates over a wider temperature range

●	uses less power

●	higher contrast ratios

●	reduction in the amount of light transmitted rather than simply scatter it

●	permits an infinite number of intermediate states between a transparent state and a dark blue state, rather than typically just two states

●	offers superior solar heat gain control

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

During the past few years, the Company and/or its licensees have made significant advances relating to materials to enable (1) improved stability of SPD emulsions, (2) a wider range of light transmission, (3) improved film adhesion and cohesion and (4) increased durability of SPD films/laminates, and (5) cost reductions. These advances have resulted in patents being issued to the Company by the US Patent Office and by foreign patent offices between 2018-2022 in addition to other patents and patent applications that are pending worldwide.

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

Excluding non-cash expenses of approximately $10,000 and $17,000, associated with the grant of stock options to the Company’s technical personnel, Research Frontiers incurred approximately $570,000 and $611,000 during the years ended December 31, 2021 and 2020, respectively, for research and development costs. Research Frontiers plans to engage in substantial continuing research and development activities to invest in future improvements in SPD light-control technology and to expand for its licensees the capabilities of SPD-Smart technology and the markets for SPD-Smart products.

Patents and Proprietary Information:

Research Frontiers continues to make substantial investments to develop, license and protect its intellectual property position. The Company has 15 United States and 204 foreign patents in force. The Company’s United States patents expire at various dates from 2022 through 2037, while its foreign patents expire at various dates from 2022 through 2037.

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

Source and Need for Capital.

As of December 31, 2021, we had approximately $3.0 million in cash and cash equivalents and marketable securities.

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

As of December 31, 2021, the Company had cash and cash equivalents and marketable securities of approximately $3.0 million, working capital of $3.7 million and total shareholders’ equity of $3.8 million. Our quarterly projected cash flow shortfall, based on our current operations, adjusted for any non-recurring cash expenses for the next 12 months, is approximately $385,000 per quarter. We may eliminate some operating expenses in the future, which will further reduce our cash flow shortfall if needed. We currently expect to have sufficient working capital for the next 22 months of operations.

History of Operating Losses.

We have experienced net losses from operations, and we may continue to incur net losses from operations in the future. We have incurred substantial costs and expenses in researching and developing our SPD technology. As of December 31, 2021, we had an accumulated deficit of $120 million since our inception. Our net loss was $1.8 million in 2021 and $2.3 million in 2020, (which includes non-cash accounting charges in 2021 and 2020 of $0.2 million and $0.3 million, respectively, resulting from the expensing of grants of stock options).

We may not generate sufficient cash flows to cover our operating expenses.

As noted above, we have incurred recurring losses since inception and expect to continue to incur losses as a result of costs and expenses related to our research and continued development of our SPD technology and our corporate general and administrative expenses. Our limited capital resources and operations to date have been substantially funded through sales of our common stock, exercise of options and warrants and royalty fees collected. As of December 31, 2021, we had working capital of approximately $3.7 million, cash and cash equivalents and marketable securities of approximately $3.0 million, shareholders’ equity of approximately $3.8 million and an accumulated deficit of $120 million. In the event that we are unable to generate sufficient cash from our operating activities or raise additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects.

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

During 2021, four licensees accounted for 20%, 18%, 18% and 12%, respectively, of fee income recognized for the year. During 2020, five licensees accounted for 18%, 16%, 12%, 12% and 12%, respectively, of fee income recognized for the year. The loss of all or a substantial portion of the fee income from any of these customers (or certain other significant customers) could have a material adverse effect on our business, financial condition, and/or results of operations.

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

We have taken measures to remediate the material weakness described herein and believe that it has been remediated. However if we identify additional material weaknesses or significant deficiencies in our internal controls or disclosure controls, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. If our financial statements are not filed on a timely basis, we could be subject to adverse action by shareholders, Nasdaq, the SEC or other regulatory authorities. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. In addition, we may incur additional costs to remediate material weaknesses or significant deficiencies in our internal control over financial reporting.

We cannot assure you that the measures we have taken will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

The Company currently occupies approximately 9,500 square feet of space at an annual rent which, in 2021 was approximately $191,000, for its executive office, research facility and SPD-Smart Glass Design Center at 240 Crossways Park Drive, Woodbury, New York 11797 under a lease expiring March 31, 2025. The Company believes that its space, including its laboratory facilities, is adequate for its present needs.

ITEM 3.	LEGAL PROCEEDINGS

There are no legal proceedings pending by or against the Company required to be reported under this Item 3.

ITEM 4.	MINE SAFETY DISCLOSURES

N/A

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

(1)	The Company’s common stock is traded on the NASDAQ Capital Market under the symbol “REFR”. As of March 9, 2022, there were 31,650,396 shares of common stock outstanding.

(2)	The following table sets forth the range of the high and low selling prices (as provided by the National Association of Securities Dealers) of the Company’s common stock for each quarterly period within the past two fiscal years:

Quarter Ended	Low	High

March 31, 2020	$2.20	$4.24
June 30, 2020	1.66	5.70
September 30, 2020	2.01	4.11
December 31, 2020	2.50	3.57

March 31, 2021	$2.65	$5.66
June 30, 2021	2.01	3.15
September 30, 2021	1.76	3.18
December 31, 2021	1.65	2.63

These quotations may reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

(b) Approximate Number of Security Holders

As of March 8, 2022, there were approximately 283 holders of record of the Company’s common stock and the closing price of our common stock was $2.38 per share. The Company estimates that there are approximately 7,100 beneficial holders of the Company’s common stock.

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

Recent Global Events

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (“COVID-19”) a global pandemic and recommended containment and mitigation measures worldwide. As a result, the Company expects operations at its facility to continue to be affected in some capacity as the COVID-19 virus continues to proliferate and the federal, state and local governments under which we operate continue to adopt new rules. The Company has put in place enhanced procedures, such as restricting international and domestic travel, adopting a variety of steps designed to ensure social distancing in our facilities, including working remotely where available, and increasing our cleaning and sanitizing procedures in our facilities, in an effort to protect its employees and communities.

Revenues were negatively impacted in 2020 and 2021 due to delays in manufacture of products using our technology. Most of the products using our technology are manufactured by licensees overseas in Europe and Asia who have been similarly affected by the pandemic. The disruption caused by public health crises, such as COVID-19, could result in lower levels of sale activity for products using our technology resulting in lower level of royalties owed to us from the sale of these products. The duration of the potential business disruptions and related financial impact cannot be reasonably estimated at this time, but could materially adversely affect our business, financial condition, results of operations, and cash flows. Net of amounts previously reserved which were fully written off in 2020, the Company increased its allowance for uncollectible royalty receivables in 2020 until the collectability from certain licensees can be better ascertained in the regions affected by COVID-19.

In connection with the COVID-19 crisis, Congress passed, and the president signed, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which, among other things, provides relief for businesses impacted by the pandemic. The Company applied for and received $202,052 in proceeds from the Paycheck Protection Program (“PPP Loan”) made available under the CARES Act. The PPP Loan is intended to offer businesses hurt by the COVID-19 pandemic economic assistance with the potential for the principal to be forgiven based on certain expenses incurred during the first 24 weeks after the issuance of the PPP Loan. The Company recorded $202,052 as other income for the year ended December 31, 2020 representing the PPP Loan amount that was expected to be forgiven under applicable PPP rules. Final PPP Loan forgiveness was received in 2021.

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

In 2020 and 2021, the Company received royalty revenues from sales of SPD-SmartGlass products for various car models that were accretive to the Company’s royalty revenue. Production efficiencies are expected to continue and accelerate with the introduction of the higher vehicle production volumes for various car models going forward, and the Company expects that lower pricing per square foot of the Company’s technology could expand the market opportunities, adoption rates, and revenues for its technology in automotive and non-automotive applications. The Company expects to generate additional royalty income from the near-term introduction of additional new car and aircraft models from other OEMs (original equipment manufacturers), continued growth of sales of products using the Company’s technology for the marine industry in yachts and other watercraft, in trains, in museums, and in larger architectural projects.

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

As discussed in Note 1 to our Consolidated Financial Statements, the Company’s financial results has been impacted by the COVID-19 pandemic. Most of the products using the Company’s technology are manufactured by licensees overseas in Europe and Asia who have been similarly affected by the pandemic. The disruption caused by COVID-19 could result in lower levels of sale activity for products using our technology resulting in lower level of royalties owed to us from the sale of these products. The duration of the potential business disruptions and related financial impact cannot be reasonably estimated at this time.

Year ended December 31, 2021 Compared to the Year ended December 31, 2020

The Company’s fee income from licensing activities increased by $434,584 for the year ended December 31, 2021 to $1,263,034 as compared to $828,450 for the year ended December 31, 2020. Higher fees in the automotive, architectural and display markets were partially offset by lower fees in the aircraft market. Higher fee income in the architectural and automotive markets was predominantly from one-time settlements from two licensees for royalty payments due, as well as for a current special government contract in the automotive area.

Operating expenses decreased by $255,686 for the year ended December 31, 2021 to $2,521,849 from $2,777,535 for the year ended December 31, 2020. The decrease was the result of lower non-cash compensation expense between the two years of $104,000 relating to charges to operations for stock options granted to employees and directors. In addition, the Company incurred lower cash payroll and compensation costs ($243,000), as well as lower bad debts ($37,000), depreciation ($42,000) and investor relations costs ($19,000), partially offset by higher legal costs related to the collection efforts on outstanding royalties receivable ($136,000) and higher professional fees ($72,000).

Research and development expenditures decreased by $48,304 for the year ended December 31, 2021 to $580,000 from $628,304 for the year ended December 31, 2020. This decrease was the result of lower payroll and related costs ($35,000) as well as lower allocated insurance costs ($9,000). Included in the lower payroll and related costs is lower non-cash compensation costs related to stock options granted to employees ($7,000) between the two periods.

The Company’s net investment income (loss) for the year ended December 31, 2021 was $(7,537) as compared to $34,473 for the year ended December 31, 2020. The difference was due to higher cash balances available for investment in 2020 as well as changes in market value of investments and a change from investments in money market funds to mutual funds.

The Company recorded $202,052 of other income for the year ended December 31, 2020 representing the entire PPP Loan estimated to be forgiven through such date.

No income tax benefit or expense was recorded for the years ended December 31, 2021 and 2020.

As a consequence of the factors discussed above, the Company’s net loss was $1,846,352 ($0.06 per common share) for the year ended December 31, 2021 as compared to $2,340,864 ($0.07 per common share) for the year ended December 31, 2020.

Financial Condition, Liquidity and Capital Resources

The Company has primarily utilized its cash, cash equivalents, marketable securities, and proceeds from sales of our common stock, proceeds from the exercise of options and warrants, and royalty fees collected to fund its research and development, for marketing initiatives, and for other working capital purposes. The Company’s working capital and capital requirements depend upon numerous factors, including, but not limited to, the results of research and development activities, competitive and technological developments, the timing and costs of patent filings, and the development of new licensees and changes in the Company’s relationship with existing licensees. The degree of dependence of the Company’s working capital requirements on each of the foregoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements; the addition of new licensees may provide additional working capital or working capital requirements, and changes in relationships with existing licensees would have a favorable or negative impact depending upon the nature of such changes.

During 2021, the Company’s cash and cash equivalents balance decreased by $4,502,741 principally as a result of cash used for purchases of marketable securities of $3,433,633 as well as cash used for operations of $1,804,293 and cash used for the purchase of property and equipment of $1,077 partially offset by cash generated from the sale of marketable securities of $650,000 and the exercise of options and warrants of $86,262. At December 31, 2021, the Company had cash and cash equivalents of $269,964, marketable securities of $2,755,111, working capital of $3,651,706 and total shareholders’ equity of $3,783,923. Our quarterly projected cash flow shortfall, based on our current operations, adjusted for any non-recurring cash expenses for the next 12 months, is approximately $385.000 per quarter. We may eliminate some operating expenses in the future, which will further reduce our cash flow shortfall if needed. We currently expect to have sufficient working capital for the next 22 months of operations.

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

Contractual Obligations:

The Company has operating leases for certain facilities, vehicles and equipment with a weighted average remaining lease term of 3.2 years as of December 31, 2021. The maturities over time of the operating lease obligations as of December 31, 2021 were as follows:

December 31, 2021
Year 1	$213,000
Years 2-3	439,000
Years 4-5	56,000
Thereafter	-
Total lease payments	$708,000

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and acting interim Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, the Company’s Chief Executive Officer and acting interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s periodic SEC filings. Our Chief Executive Officer and acting interim Chief Financial Officer has concluded that as of December 31, 2021 our disclosure controls and procedures are designed, and are effective, to ensure that information required to be disclosed by our Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the commission’s rules and forms, and are also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and acting interim Chief Financial Officer, to allow timely decisions regarding required disclosure.

Remediation of Material Weakness in Internal Control Over Financial Reporting

As previously disclosed, the Company’s management, including its Chief Executive Officer and Acting Interim Chief Financial Officer identified a material weakness in the Company’s internal control over financial reporting during the three months ended June 30, 2021 and the three months ended September 30, 2021. The Company’s controls over proper classification of cash and cash equivalents failed to operate during those two quarters and the Company failed to properly account for investments that were not eligible for classification as cash equivalents. The misclassification was identified by management during procedures related to the year ending December 31, 2021. As a result, the Company filed restatements of its quarterly reports on Form 10-Q for each of the Quarters ended June 30, 2021 and September 30, 2021.

To address the material weakness described above, the Company has expanded its quarterly controls to include procedures around cash equivalents that are consistent with its year end procedures. The enhanced controls were implemented immediately upon identification of the material weakness and the Company’s management, including its Chief Executive Officer and Acting Interim Chief Financial Officer, determined that we fully remediated the material weakness as of December 31, 2021. We will continue to monitor the effectiveness of these controls and will make any further changes management determines necessary.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of our management, including our Chief Executive Officer and acting interim Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013), or the COSO Framework. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Acting Interim Chief Financial Officer concluded that, as of such date, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting because such attestation report is not required by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting

Other than the remediation of the material weakness described above, there were no changes to controls during the three months ended December 31, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The other information required by this Item 10 is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Commission on or before April 30, 2022.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Commission on or before April 30, 2022. Notwithstanding anything to the contrary set forth herein or in any of the Company’s past or future filings with the SEC that might incorporate by reference the Company’s definitive Proxy Statement, in whole or in part, the report of the compensation committee and the stock price performance graph contained in such definitive Proxy Statement shall not be incorporated by reference into this Annual Report on Form 10-K or in any other such filings.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Commission on or before April 30, 2022.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Commission on or before April 30, 2022.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is CohnReznick LLP, Melville, NY, Auditor Firm ID No: 596. The information required by this Item 14 is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Commission on or before April 30, 2022.

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

(a)(3)	Exhibits

3.1	Restated Certificate of Incorporation of the Company. Previously filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994, and incorporated herein by reference.

3.2	Amended and Restated Bylaws of the Company. Previously filed as Exhibit 99.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.

4.1	Form of Common Stock Certificate. Previously filed as an Exhibit to the Company’s Registration Statement on Form S-18 (Reg. No. 33-5573NY), declared effective by the Commission on July 8, 1986, and incorporated herein by reference.

4.2	Rights Agreement dated as of February 18, 2003 between Research Frontiers Incorporated and Continental Stock Transfer & Trust Company, as Rights Agent, which includes as Exhibit A thereto the Form of Rights Certificate. Previously filed as an Exhibit to the Company’s Registration Statement on Form 8-A dated February 13, 2013, and incorporated herein by reference.
10.1A*	Employment Agreement effective as of January 1, 2009 between the Company and Joseph M. Harary. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated April 30, 2009 and incorporated herein by reference.

10.1B*	Amendment to Employment Agreement effective as of June 12, 2014 between the Company and Joseph M. Harary. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated June 13, 2014 and incorporated herein by reference.

10.1B*	Amendment to Employment Agreement effective as of September 26, 2019 between the Company and Joseph M. Harary. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated September 26, 2019 and incorporated herein by reference.

10.1C*	Employment Agreement effective as of January 1, 2014 between the Company and Seth L. Van Voorhees Previously filed as an Exhibit to the Company’s Current Report on Form 10-K dated December 31, 2013 and incorporated herein by reference.

10.2*	Amended and Restated 1992 Stock Option Plan. Previously filed as Exhibit 4 to the Company’s Registration Statement on Form S-8 (Reg. No. 33-86910) filed with the Commission on November 30, 1994, and incorporated herein by reference.

10.3*	1998 Stock Option Plan, as amended. Previously filed as an Exhibit to the Company’s Definitive Proxy Statement dated April 30, 1998 filed with the Commission on April 29, 1998, 1994, and incorporated herein by reference.

10.31*	2008 Equity Incentive Plan. Previously filed as an Exhibit to the Company’s Definitive Proxy Statement dated April 30, 2008 filed with the Commission on April 29, 2008, and incorporated herein by reference.

10.32*	2019 Equity Incentive Plan. Previously filed as an Exhibit to the Company’s Definitive Proxy Statement dated April 29, 2019 filed with the Commission on April 29, 2019, and incorporated herein by reference.

10.4*	Form of Stock Option Agreement between the Company and recipients of stock options issued pursuant to the Company’s Stock Option Plans. Previously filed as part of Exhibits 4.1, 4.2, and 4.3 to the Company’s Registration Statement on Form S-8 (Reg. No. 33-53030) filed with the Commission on October 6, 1992, and incorporated herein by reference.

10.5	Lease Agreement dated November 7, 1986, between the Company and Industrial & Research Associates Co. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1986 and incorporated herein by reference.

10.5.1	First Amendment to Lease dated November 26, 1991 between the Company and Industrial and Research Associates Co. Previously filed as an Exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 33-43768) declared effective by the Commission on December 17, 1991, and incorporated herein by reference.

10.5.2	Second Amendment to Lease dated March 11, 1994 between the Company and Industrial and Research Associates Co. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.

10.5.3	Third Amendment to Lease dated July 14, 1998 between the Company and Industrial and Research Associates Co. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference.

10.5.4	Fourth Amendment to Lease dated January 13, 2004 between the Company and Industrial and Research Associates Co. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference.

10.5.5	Fifth Amendment to Lease dated February 21, 2014 between the Company and CLK-HP 230-240 CROSSWAYS PARK LLC and LAKE PARK 230-240 CROSSWAYS PARK LLC. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and incorporated herein by reference.

10.6	License Agreement effective as of August 2, 1995 between the Company and General Electric Company. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated August 2, 1995 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.7	License Agreement effective as of April 29, 1996 between the Company and Glaverbel, S.A. Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.8	License Agreement effective as of January 18, 1997 between the Company and Material Sciences Corporation. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated March 3, 1997 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.9	License Agreement effective as of March 31, 1997 between the Company and Hankuk Glass Industries, Inc. Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.10	License Agreement effective as of August 8, 1997 between the Company and Orcolite, a Unit of Monsanto Company. Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.11	License Agreement effective as of June 25, 1999 between the Company and Dainippon Ink and Chemicals, Incorporated. Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.12	License Agreement effective as of August 9, 1999 between the Company and Hitachi Chemical Co., Ltd. Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.13	License Agreement effective as of December 3, 1999 between the Company and Global Mirror GmbH & Co. KG. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.14	License Agreement effective as of December 13, 1999 between the Company and Global Mirror GmbH & Co. KG. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.15	License Agreement effective as of March 21, 2000 between the Company and ThermoView Industries, Inc. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.16	License Agreement effective as of May 23, 2000 between the Company and Polaroid Corporation. Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.17	License Agreement effective as of February 16, 2001 between the Company and AP Technoglass Co. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.18	License Agreement effective as of March 21, 2001 between the Company and InspecTech Aero Service, Inc. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.19	License Agreement effective as of March 28, 2001 between the Company and Film Technologies International, Inc. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.20	License Agreement effective as of November 29, 2001 between the Company and Avery Dennison Corporation. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.21	License Agreement effective as of February 4, 2002 between the Company and BOS GmbH & Co. KG. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.22	License Agreement effective as of March 11, 2002 between the Company and Isoclima S.p.A. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.23	License Agreement effective as of July 2, 2002 between the Company and Isoclima S.p.A. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.24	License Agreement effective as of August 19, 2002 between the Company and Razor’s Edge Technologies, Inc. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.25	License Agreement effective as of October 7, 2002 between the Company and American Glass Products (Glass Technology Investment Ltd.). Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.26	License Agreement effective as of October 7, 2002 between the Company and SPD Systems, Inc. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.27	License Agreement effective as of October 24, 2002 between the Company and CricursaCristalesCurvados S.A. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.28	License Agreement effective as of December 9, 2002 between the Company and BRG Group, Ltd. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.29	License Agreement effective as of December 13, 2002 between the Company and Laminated Technologies Inc. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.30	License Agreement effective as of April 17, 2003 between the Company and Custom Glass Corporation. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.31	License Agreement effective as of May 2, 2003 between the Company and Air Products and Chemicals, Inc. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.32	License Agreement effective as of May 30, 2003 between the Company and Kerros Limited. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.33	License Agreement effective as of June 6, 2003 between the Company and Traco, Inc. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.34	License Agreement effective as of June 16, 2003 between the Company and Saint-Gobain Glass France S.A. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.35	License Agreement effective as of August 1, 2003 between the Company and Vision (Environmental Innovation) Limited. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.36	License Agreement effective as of November 13, 2003 between the Company and Innovative Glass Corporation. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.37	License Agreement effective as of December 11, 2003 between the Company and Leminur Limited. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.38	License Agreement effective as of March 25, 2004 between the Company and Pilkington plc. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.39	License Agreement effective as of April 5, 2004 between the Company and SmartGlass Ireland Ltd. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.40	License Agreement effective as of April 8, 2004 between the Company and Prelco Inc. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.41	License Agreement effective as of April 13, 2004 between the Company and E. I. Dupont De Nemours and Company. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.42	License Agreement effective as of September 3, 2004 between the Company and Nippon Sheet Glass Co., Ltd. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.43	License Agreement effective as of October 25, 2005 between the Company and SPD Control Systems Corporation. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated October 31, 2005 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.44	License Agreement effective as of March 30, 2006 between the Company and Dainippon Ink and Chemicals. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated April 4, 2006 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.45	License Agreement effective as of May 11, 2006 between the Company and Asahi Glass Company. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated May 15, 2006 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.46	License Agreement effective as of March 19, 2007 between the Company and SmartGlass International Ltd. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated March 19, 2007 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.47	License Agreement effective as of October 16, 2007 between Research Frontiers Incorporated and Glass Wholesalers, Ltd. d/b/a Craftsman Fabricated Glass, Ltd. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated October 18, 2007 and incorporated herein by reference.

10.48	License Agreement effective as of December 14, 2007 between Research Frontiers Incorporated and AGC Flat Glass Europe SA. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated December 17, 2007 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.49	License Agreement effective as of February 21, 2008 between Research Frontiers Incorporated and GKN Aerospace Transparency Systems Inc. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated March 5, 2008 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.50	License Agreement effective as of September 29, 2008 between Research Frontiers Incorporated and PPG Industries, Inc. (now known as Pittsburgh Glass Works, LLC). Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated October 6, 2008 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.51	License Agreement effective as of September 10, 2009 between Research Frontiers Incorporated and Pilkington Group Ltd. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated September 15, 2009 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.52	License Agreement effective as of January 25, 2010 between Research Frontiers Incorporated and Vision Systems. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated January 25, 2010 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.53	License Agreement effective as of February 8, 2010 between Research Frontiers Incorporated and ID Research Pty Ltd. (iGlass). Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated February 16, 2010 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.54	License Agreement effective as of December 13, 2010 between Research Frontiers Incorporated and Diamond Sea-Glaze Manufacturing Ltd. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated December 14, 2010 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.55	License Agreement effective as of December 22, 2010 between Daimler AG, Research Frontiers Incorporated and SPD Control Systems Corp. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated February 9, 2011 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.56	License Agreement effective as of February 19, 2013 between Tint-It JSC and Research Frontiers Incorporated. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated March 5, 2013 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.57	License Agreement effective as of August 6, 2012 between Advnanotech LLC and Research Frontiers Incorporated. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated March 12, 2013 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

14	Code of Ethics of Research Frontiers Incorporated. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference.

21	Subsidiary of the Registrant - SPD Enterprises, Inc.

23.1	Consent of CohnReznick LLP - Filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Joseph M. Harary - Filed herewith.

32.1	Section 1350 Certification of Joseph M. Harary - Filed herewith.

EX-101.INS	Inline XBRL INSTANCE DOCUMENT

EX-101.SCH	Inline XBRL TAXONOMY EXTENSION SCHEMA

EX-101.PRE	Inline XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

EX-101.LAB	Inline XBRL TAXONOMY EXTENSION LABEL LINKBASE

EX-101.CAL	Inline XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	Inline XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

RESEARCH FRONTIERS INCORPORATED
(Registrant)

/s/ Joseph M. Harary
Joseph M. Harary, President, CEO and Acting Interim CFO
(Principal Executive Officer and Principal Financial and Accounting Officer)

Dated: March 9, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Position	Date

/s/ Darryl Daigle	Director	March 9, 2022
Darryl Daigle

/s/ Joseph M. Harary	Director, President, CEO and Acting Interim CFO	March 9, 2022
Joseph M. Harary

/s/ Alexander Kaganowicz	Director	March 9, 2022
Alexander Kaganowicz

/s/ William Graham Settle	Director	March 9, 2022

William Graham Settle

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Research Frontiers Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Research Frontiers Incorporated (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial report, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Liquidity Analysis

As described in Note 1 to the financial statements, the Company has incurred recurring losses since inception and expects to continue to incur losses as a result of costs and expenses related to its research and continued development of its technology. The Company has funded most of its activities through sales of its common stock to investors, and upon the exercise of options and warrants. The Company’s projected cash flow shortfall based on its current operations adjusted for any non-recurring cash expenses for the next 12 months, is approximately $385,000 per quarter. Based on the Company’s current expectations of its cash flow, the Company’s working capital would support the Company’s activities for approximately 22 months subsequent to December 31, 2021. Management performs a liquidity analysis quarterly to determine the Company’s ability to continue as a going concern. The determination of the projected cash flow shortfall required management to make assumptions and estimates about the future undiscounted cashflows associated with operations.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. The procedures include, among others, testing management’s process for determining the cash flow shortfall, which include (i) evaluating the reasonableness of the projected operating results, (ii) testing the completeness and accuracy of historical data used to determine the projected operating results, and (iii) evaluating the significant assumptions used by management related to the projected operating results. Evaluating management’s assumptions related to projected operating results involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Company, (ii) the consistency with external market and industry data and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

/s/ CohnReznick LLP

We have served as Research Frontiers Incorporated’s auditor since 2019.

Melville, New York

March 9, 2022

RESEARCH FRONTIERS INCORPORATED

Consolidated Balance Sheets

December 31, 2021 and 2020

	December 31, 2021	December 31, 2020

Assets
Current assets:
Cash and cash equivalents	$269,964	$4,772,705
Marketable securities	2,755,111	-
Royalties receivable, net of reserves of $1,016,678 in 2021 and $972,202 in 2020	831,636	598,292
Prepaid expenses and other current assets	92,931	56,512
Total current assets	3,949,642	5,427,509

Fixed assets, net	92,954	121,772
Operating lease ROU assets	469,824	616,442
Deposits and other assets	33,567	33,567
Total assets	$4,545,987	$6,199,290

Liabilities and Shareholders’ Equity

Current liabilities:
Current portion of operating lease liability	$182,091	$166,377
Accounts payable	66,460	33,410
Accrued expenses and other	49,385	26,279
Total current liabilities	297,936	226,066

Operating lease liability, net of current portion	464,128	646,219
Total liabilities	762,064	872,285

Shareholders’ equity:
Common stock, par value $0.0001 per share; authorized 100,000,000 shares, issued and outstanding 31,650,396 in 2021 and 31,575,786 in 2020	3,165	3,158
Additional paid-in capital	123,467,886	123,164,623
Accumulated deficit	(119,687,128)	(117,840,776)
Total shareholders’ equity	3,783,923	5,327,005

Total liabilities and shareholders’ equity	$4,545,987	$6,199,290

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Consolidated Statements of Operations

Years ended December 31, 2021 and 2020

	2021	2020

Fee income	$1,263,034	$828,450

Operating expenses	2,521,849	2,777,535
Research and development	580,000	628,304
Total expenses	3,101,849	3,405,839

Operating loss	(1,838,815)	(2,577,389)

PPP loan forgiveness	-	202,052
Net investment income (loss)	(7,537)	34,473

Net loss	$(1,846,352)	$(2,340,864)

Basic and diluted net loss per common share	$(0.06)	$(0.07)

Weighted average number of common shares outstanding	31,646,520	31,487,785

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Consolidated Statements of Shareholders’ Equity

Years ended December 31, 2021 and 2020

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total

Balance, January 1, 2020	31,254,262	$3,125	$122,552,895	$(115,499,912)	$7,056,108

Exercise of options and warrants	321,524	33	284,174	-	284,207
Share-based compensation	-	-	327,554	-	327,554
Net loss	-	-	-	(2,340,864)	(2,340,864)
Balance, December 31, 2020	31,575,786	3,158	123,164,623	(117,840,776)	5,327,005

Exercise of options	74,610	7	86,255	-	86,262
Share-based compensation	-	-	217,008	-	217,008
Net loss	-	-	-	(1,846,352)	(1,846,352)
Balance, December 31, 2021	31,650,396	$3,165	$123,467,886	$(119,687,128)	$3,783,923

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Consolidated Statements of Cash Flows

Years ended December 31, 2021 and 2020

	2021	2020
Cash flows from operating activities:
Net loss	$(1,846,352)	$(2,340,864)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,136	67,082
Unrealized loss on marketable securities	28,522	-
Share-based compensation	217,008	327,554
Bad debts	44,476	81,367
Other income - PPP loan forgiveness	-	(202,052)
Change in assets and liabilities:
Royalty receivables	(277,819)	(23,597)
Prepaid expenses and other current assets	(36,420)	2,323
Accounts payable and accrued expenses	56,156	(156,770)
Deferred revenue	-	(7,734)
Net cash used in operating activities	(1,804,293)	(2,252,691)

Cash flows from investing activities:
Purchases of fixed assets	(1,077)	(56,536)
Purchases of marketable securities	(3,433,633)	-
Sales of marketable securities	650,000	-
Proceeds from sale of fixed asset	-	3,713
Net cash used in investing activities	(2,784,710)	(52,823)

Cash flows from financing activities:
Net proceeds from exercise of options and warrants	86,262	284,207
Proceeds from PPP loan	-	202,052
Net cash provided by financing activities	86,262	486,259

Net decrease in cash and cash equivalents	(4,502,741)	(1,819,255)

Cash and cash equivalents at beginning of year	4,772,705	6,591,960
Cash and cash equivalents at end of year	$269,964	$4,772,705

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

The Company has primarily utilized its cash, cash equivalents, and investments generated from sales of our common stock, proceeds from the exercise of options and warrants, and royalty fees collected to fund its research and development of SPD light valves, for marketing initiatives, and for other working capital purposes. The Company’s working capital and capital requirements depend upon numerous factors, including the results of research and development activities, competitive and technological developments, the timing and cost of patent filings, and the development of new licensees and changes in the Company’s relationships with its existing licensees. The degree of dependence of the Company’s working capital requirements on each of the foregoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements; the addition of new licensees may provide additional working capital or working capital requirements, and changes in relationships with existing licensees would have a favorable or negative impact depending upon the nature of such changes. We have incurred recurring losses since inception and expect to continue to incur losses as a result of costs and expenses related to our research and continued development of our SPD technology and our corporate general and administrative expenses. Our limited capital resources and operations to date have been substantially funded through sales of our common stock, exercise of options and warrants and royalty fees collected. As of December 31, 2021, we had working capital of approximately $3.7 million, cash and cash equivalents and marketable securities of approximately $3.0 million, shareholders’ equity of approximately $3.8 million and an accumulated deficit of approximately $119.7 million. Our projected cash flow shortfall based on our current operations adjusted for any non-recurring cash expenses for the next 12 months is approximately $385,000 per quarter. Based on our current expectations of our cash flow shortfall for the next 12 months, our working capital would support our activities for the next 22 months.

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

Revenues were negatively impacted in 2020 and 2021 due to delays in manufacture of products using our technology. Most of the products using our technology are manufactured by licensees overseas in Europe and Asia who have been similarly affected by the pandemic. The disruption caused by public health crises, such as COVID-19, could result in lower levels of sale activity for products using our technology resulting in lower level of royalties owed to us from the sale of these products. The duration of the potential business disruptions and related financial impact cannot be reasonably estimated at this time, but could materially adversely affect our business, financial condition, results of operations, and cash flows. Net of amounts previously reserved which were fully written off in 2020, the Company has increased its allowance for uncollectible royalty receivables in 2020 until the collectability from certain licensees can be better ascertained in the regions affected by COVID-19.

In connection with the COVID-19 crisis, Congress passed, and the president signed, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which, among other things, provides relief for businesses impacted by the pandemic. The Company applied for and received $202,052 in proceeds from the Paycheck Protection Program (“PPP Loan”) made available under the CARES Act. The PPP Loan is intended to offer businesses hurt by the COVID-19 pandemic economic assistance with the potential for the principal to be forgiven based on certain expenses incurred during the first 24 weeks after the issuance of the PPP Loan. The Company recorded $202,052 as other income for the year ended December 31, 2020 representing the PPP Loan which was expected to be forgiven in 2021. Final PPP Loan forgiveness was received in 2021.

(2) Summary of Significant Accounting Policies

(a) Cash and Cash Equivalents

The Company considers securities purchased with original maturities of three months or less to be cash equivalents. Cash equivalents consist of short-term investments in money market accounts at December 31, 2021 and 2020.

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. FDIC insurance coverage is $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits. Amounts on deposit in excess of federally insured limits at December 31, 2021 and 2020 are approximately $0 and $4.5 million, respectively.

(b) Marketable Securities

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

At December 31, 2021 all investments are Level 1 and were classified as trading and consisted of the following:

		December 31, 2021
		Value of trading
	Investment	Investments

Mutual Funds	Putnam Short Duration Bond	$1,972,736
	Putnam Ultra Short Duration Income	782,375

		$2,755,111

	Unrealized loss	$28,522

(c) Royalties Receivable

Royalties receivable from licensees are recorded at the amounts specified within the license agreements when the collectability of the receivable is reasonably assured. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing royalties receivable. The Company determines the allowance based on historical write-off experience as well as the current status of the Company’s customers. The Company reviews its allowance for doubtful accounts periodically. Past due accounts are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2021, two companies accounted for 14% and 11% of the Company’s outstanding receivables. As of December 31, 2020, three companies accounted for 16%, 11% and 10%, of the Company’s outstanding receivables.

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

As of December 31, 2021, the Company has four license agreements that are in their initial multiyear term (“Initial Term”) with continuing performance obligations going forward. The Initial Term of three of these agreements will end as of December 31, 2022 and one will end as of December 31, 2024, The Company currently expects all four of these agreements will renew annually at the end of the Initial Term. As of December 31, 2021, the aggregate amount of the revenue to be recognized upon the satisfaction of the remaining performance obligations for the four license agreements is $273,000. The revenue for these remaining performance obligations for each of the four license agreements is expected to be recognized evenly throughout their remaining period of the Initial Term.

For the years ended December 31, 2021 and 2020, the Company entered into a number of license agreements covering its light control technology. The Company received minimum annual royalties under certain license agreements and recorded fee income based on ASC 606 revenue recognition each quarter. In instances when sales of licensed products by its licensees exceed minimum annual royalties, the Company recognized additional fee income as the amounts have been earned. Certain of the fees are accrued by, or paid to, the Company in advance of the period in which they are earned resulting in deferred revenue. Such excess amounts are recorded as deferred revenue and are typically recognized as fee income when earned. As of December 31, 2021 and 2020, there was no balance in deferred revenue.

Fee income represents amounts earned by the Company under various license and other agreements relating to technology developed by the Company. During 2021, four licensees accounted for 20%, 18%, 18% and 12% of fee income recognized during the year. During 2020, five licensees accounted for 18%, 16%, 12%, 12% and 12% of fee income recognized during the year.

(f) Basic and Diluted Loss Per Common Share

Basic loss per share excludes any dilution. It is based upon the weighted average number of common shares outstanding during the period. Dilutive loss per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company’s dilutive loss per share equals basic loss per share for each of the years in the two-year period ended December 31, 2021 because all potentially dilutive securities (i.e., options and warrants) were antidilutive in those periods. The number of options and warrants that were not included because their effect is antidilutive was 2,599,701 and 2,697,251 for 2021 and 2020, respectively.

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

In accordance with ASC Topic 740, we recognize tax benefits only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in tax returns that do not meet these recognition and measurement standards. We classify accrued interest and penalties related to any unrecognized tax benefits in our income tax provision. At December 31, 2021 and 2020, we do not have accrued interest and penalties related to any unrecognized tax benefits. We do not believe we have any uncertain tax positions as of December 31, 2021 and 2020.

The tax years subject to examination by major tax jurisdictions include the years 2016 and forward by the U.S. Internal Revenue Service and certain states. The Company is not currently being audited by any tax jurisdiction.

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

In connection with employee and director stock options, the Company charged to compensation expense $217,008 and $327,554 during the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, these awards were fully vested. In lieu of higher cash compensation, the Company has granted warrants and non-employee options to consultants. These warrants and non-employee options vested fully on the date of grant. There were no such charges for the year ended December 31,2021 and 2020.

(l) Restricted Stock

Compensation cost for restricted stock is measured using the quoted market price of the Company’s common stock at the date the common stock is granted. The compensation cost is recognized over the period between the issue date and the vesting period for such shares. Restricted stock is included in total common shares outstanding upon the lapse of any vesting conditions.

(m) Impairment of Long-Lived Assets

The Company reviews long-lived assets to determine whether an event or change in circumstances indicates the carrying value of the asset may not be recoverable. The Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets and any historical or future profitability measurements, as well as other external market conditions or factors that may be present. There was no impairment of long-lived assets recorded during 2021 and 2020.

(n) Fair Value Measurements

As of December 31, 2021 and 2020, the fair value of the Company’s financial assets and non-warrant liabilities including cash and cash equivalents, marketable securities, royalties receivable, accounts payable and accrued expenses approximated carrying value due to the short-term maturity of these instruments.

(o) Recent Accounting Pronouncements

New Accounting Standards

The Company believes that no new accounting standards that are not yet effective will have a material effect on the Company’s consolidated financial statements.

(3) Fixed Assets

Fixed assets and their estimated useful lives as of December 31, 2021 and 2020 are as follows:

	2021	2020	Estimated useful life

Equipment and furniture	$1,391,094	$1,390,017	5 years
Trade show materials	775,654	775,654	5 years
Autos	53,764	53,764	5 years
			Life of lease or estimated
Leasehold improvements	584,967	584,967	life of asset if shorter
	2,805,479	2,804,402

Less accumulated depreciation
and amortization	(2,712,525)	(2,682,630)
	$92,954	$121,772

(4) Accrued Expenses and Other

Accrued expenses consist of the following at December 31, 2021 and 2020:

	2021	2020
Payroll, bonuses and related benefits	$45,725	$15,121
Professional services	3,300	10,800
Other	360	358
	$49,385	$26,279

(5) Income Taxes

Since inception, the Company has incurred losses from operations and as a result has not recorded income tax expense. Benefits related to net operating loss carryforwards and deferred items have been fully reserved because it is not more likely than not that the Company will achieve profitable operations. The difference between the total income taxes at the federal statutory rate for each of the years ended December 31, 2021 and 2020 and the fact that no income tax benefit was recorded in each of these years is attributable to the change in the valuation allowance recorded in each year.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2021 and 2020 are presented below:

	2021	2020
Deferred tax assets:
Depreciation	$106,000	$117,000
Allowance for bad debts	218,000	202,000
Net operating loss carryforwards	14,114,000	14,755,000
Stock option expense	355,000	403,000
Research and other credits	945,000	952,000
Other temporary differences	15,000	15,000
Total gross deferred tax assets	15,753,000	16,444,000
Less valuation allowance	(15,753,000)	(16,444,000)
	$-	$-

The reconciliation of the income tax expense (benefit) computed at the federal statutory tax rates to income tax expense (benefit) is as follows:

	2021	2020

Income tax provision at federal statutory rate	$(388,000)	$(485,000)
Permanent differences	-	(43,000)
Expired carryforwards and other	1,079,000	1,211,000
Valuation allowance	(691,000)	(683,000)
	$-	$-

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

At December 31, 2021, the Company had net operating loss carryforwards for federal income tax purposes of approximately $65,953,000. Net operating loss carryforwards accumulated through December 31, 2017 of approximately $57,118,000 will expire in varying amounts from 2022 through 2037. Net operating losses generated in 2018, 2019, 2020 and 2021, totaling approximately $8,835,000, will carry forward indefinitely, but cannot offset more than 80 percent of taxable income. Research and other credit carryforwards of approximately $945,000 are available to the Company to reduce income taxes payable in future years principally through 2040. The Company’s ability to utilize its net operating loss carryforwards and its current year tax credits in future periods could be subject to the 382 limitation. The Company will need to complete an analysis to determine whether its net operating losses are subject to the 382 limitation.

(6) Shareholders’ Equity

(a) Common Stock and Warrants

During 2021, the Company received proceeds of $86,262 and issued 74,610 shares of common stock in connection with the exercise of outstanding options and warrants. During 2020, the Company received proceeds of $284,207 and issued 321,524 shares of common stock in connection with the exercise of outstanding options and warrants.

(b) Options and Warrants

(i) Employee Options

In 2019, the shareholders approved the Company’s 2019 Equity Incentive Plan, which provides for the granting of both incentive stock options at the fair market value at the date of grant and nonqualified stock options at the fair market value at the date of grant to employees or non-employees who, in the determination of the Board of Directors, have made or may make significant contributions to the Company in the future. The Company may also award stock appreciation rights, restricted stock, or restricted stock units under this plan. The Company initially reserved 1,400,000 shares of its common stock for issuance under this plan, and 485,500 options and other awards were available for issuance under this plan as of December 31, 2021.

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

The Company granted 198,000 fully vested options during 2021 and recorded share-based compensation of $217,008. The Company granted 199,000 fully vested options during 2020 and recorded share-based compensation of $327,554. The Company valued these grants using the Black-Scholes option pricing model with the following weighted average assumptions:

	2021	2020

Fair value on grant date	$1.10	$1.65
Expected dividend yield	-	-
Expected volatility	79%	73%
Risk free interest rate	1.26%	0.36%
Expected term of the option	5 years	5 years

Activity for stock options is summarized below:

All options are exercisable at December 31, 2021.

	Number of Shares	Weighted Average	Weighted Average Remaining Contractual Term	Aggregate Intrinsic
	Subject to Option	Exercise Price	(Years)	Value

Balance at January 1, 2020	1,548,351	$3.68	6.9	$603,683

Granted	199,000	$2.79
Cancelled	-
Exercised	(450,091)	$2.09
Balance at December 31, 2020	1,297,260	$4.09	5.8	$142,885

Granted	198,000	$1.72
Cancelled	(155,050)	$5.38
Exercised	(140,500)	$2.48
Balance at December 31, 2021	1,199,710	$3.67	5.7	$21,870

(ii) Warrants and Non-Employee Options

Activity in warrants is summarized below:

	Number of Shares Underlying	Weighted Average
	Warrants Granted	Exercise Price

Balance at January 1, 2020	1,483,143	$2.13

Exercised	(83,152)	3.42
Terminated	-
Issued	-
Balance at December 31, 2020	1,399,991	$2.27

Exercised	-
Terminated	-
Issued	-
Balance at December 31, 2021	1,399,991	$2.27

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

Warrants and non-employee options generally expire in five years from the date of issuance. At December 31, 2021, all warrants and non-employee options outstanding were exercisable.

(c) Restricted Stock Grants

During 2021 and 2020, the Company did not issue restricted stock to its directors and employees.

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

On March 14, 2019, the Company suspended its VariGuard SmartGlass business unit activities. Instead, the Company licensed a new entity to pursue the business opportunities previously pursued by the Company’s VariGuard SmartGlass business unit. This new licensee continues to use the VariGuard SmartGlass name. In addition to other employees at VariGuard SmartGlass Inc., one of the Company’s officers (Michael R. LaPointe) and one former officer (Seth L. Van Voorhees) are shareholders of VariGuard SmartGlass Inc. and, as consequence, this transaction is a related party relationship which has been reviewed and approved by the Company’s Board of Directors pursuant to the requirements of Delaware corporate law and the Company’s Code of Ethics. Mr. LaPointe also remains a full-time employee at the Company. In October 2021, the Company entered into an amendment to the license agreement with VariGuard modifying its scope and terms.

(8) Commitments

The Company has an employment agreement with its chief executive officer which provides for an annual base salary of $600,000 for calendar year 2022. This employment agreement has an evergreen provision that extends the term by one year on the expiration date unless either the Company or the employee has given notice that they will not be renewing the agreement upon the expiration of its term.

The Company has a defined contribution profit sharing (401k) plan covering employees who have completed one year of service. Contributions are made at the discretion of the Company. The Company did not make any contributions to this plan for 2021 or 2020.

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

The Company has operating leases for certain facilities, vehicles and equipment with a weighted average remaining lease term of 3.2 years as of December 31, 2021. Operating leases are included in right of use lease assets, other current liabilities and long-term lease liabilities on the consolidated balance sheet. Right of use lease assets and liabilities are recognized at each lease’s commencement date based on the present value of its lease payments over its respective lease term. The Company does not have an established incremental borrowing rate as it does not have any debt. The Company uses the stated borrowing rate for a lease when readily determinable. When the interest rate implicit in its lease agreements is not readily determinable, the Company uses an interest rate based on the marketplace for public debt. The weighted average discount rate associated with operating leases as of December 31, 2021 is 5.5%.

Subsequent to the Company’s adoption of the new lease accounting guidance on January 1, 2019, the Company recorded new right of use lease assets of approximately $900,000 and associated lease liabilities of approximately $1.1 million.

Maturities of operating lease liabilities as of December 31, 2021 were as follows:

December 31, 2021
Year 1	$213,000
Years 2-3	439,000
Years 4-5	56,000
Thereafter	-
Total lease payments	708,000
Less: imputed lease interest	(61,781)
Present value of lease liabilities	$646,219

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

