Form 10-Q
period 2022-03-31
RESEARCH FRONTIERS INC
filed 2022-05-05
CIK 793524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of

THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022	Commission File Number 000-14893

RESEARCH FRONTIERS INCORPORATED

(Exact name of registrant as specified in its charter)

delaware	11-2103466
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

240 CROSSWAYS PARK DRIVE
WOODBURY, new york	11797-2033
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (516) 364-1902

Securities registered pursuant to Section 12(b) of the Act:	Name of Exchange
Title of Class	on Which Registered
Common Stock, $0.0001 Par Value	The NASDAQ Stock Market

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 5, 2022, there were outstanding 31,650,396 shares of Common Stock, par value $0.0001 per share.

RESEARCH FRONTIERS INCORPORATED

Condensed Consolidated Balance Sheets

	March 31, 2022 (Unaudited)	December 31, 2021 (See Note 1)

Assets
Current assets:
Cash and cash equivalents	$2,466,373	$269,964
Marketable securities	-	2,755,111
Royalty receivables, net of reserves of $1,016,678 in 2022 and 2021	753,550	831,636
Prepaid expenses and other current assets	86,573	92,931

Total current assets	3,306,496	3,949,642

Fixed assets, net	86,379	92,954
Operating lease ROU assets	433,473	469,824
Deposits and other assets	33,567	33,567
Total assets	$3,859,915	$4,545,987

Liabilities and Shareholders’ Equity

Current liabilities:
Current portion of operating lease liability	$186,169	$182,091
Accounts payable	16,023	66,460
Accrued expenses and other	74,777	49,385
Deferred revenue	10,756	-
Total current liabilities	287,725	297,936

Operating lease liability, net of current portion	416,615	464,128
Total liabilities	704,340	762,064

Shareholders’ equity:
Common stock, par value $0.0001 per share; authorized 100,000,000 shares, issued and outstanding 31,650,396 in 2022 and 2021	3,165	3,165
Additional paid-in capital	123,467,886	123,467,886
Accumulated deficit	(120,315,476)	(119,687,128)
Total shareholders’ equity	3,155,575	3,783,923

Total liabilities and shareholders’ equity	$3,859,915	$4,545,987

See accompanying notes to condensed consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
	2022	2021

Fee income	$173,828	$213,123

Operating expenses	600,698	625,596
Research and development	148,825	145,178
Total expenses	749,523	770,774

Operating loss	(575,695)	(557,651)

Net investment (loss) income	(52,653)	344

Net loss	$(628,348)	$(557,307)

Basic and diluted net loss per common share	$(0.02)	$(0.02)

Weighted average number of common shares outstanding	31,650,396	31,634,890

See accompanying notes to condensed consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

For the three months ended March 31, 2021 and 2022

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2021	31,575,786	$3,158	$123,164,623	$(117,840,776)	$5,327,005

Exercise of options	74,610	7	86,255	-	86,262
Net loss	-	-	-	(557,307)	(557,307)
Balance, March 31, 2021	31,650,396	$3,165	$123,250,878	$(118,398,083)	$4,855,960

Balance, January 1, 2022	31,650,396	$3,165	$123,467,886	$(119,687,128)	$3,783,923

Net loss	-	-	-	(628,348)	(628,348)
Balance, March 31, 2022	31,650,396	$3,165	$123,467,886	$(120,315,476)	$3,155,575

See accompanying notes to condensed consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(628,348)	$(557,307)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	96	4,489
Loss on sale of marketable securities	60,143	-
Change in assets and liabilities:
Royalty receivables	78,086	(139,578)
Prepaid expenses and other current assets	6,358	(28,759)
Accounts payable and accrued expenses	(25,045)	50,550
Deferred revenue	10,756	27,945
Net cash used in operating activities	(497,954)	(642,660)

Cash flows from investing activities:
Purchases of fixed assets	(605)	(346)
Proceeds from sales of marketable securities	2,694,968	-
Net cash provided by (used in) investing activities	2,694,363	(346)

Cash flows from financing activities:
Proceeds from exercise of options	-	86,262
Net cash provided by financing activities	-	86,262

Net increase (decrease) in cash and cash equivalents	2,196,409	(556,744)

Cash and cash equivalents at beginning of period	269,964	4,772,705
Cash and cash equivalents at end of period	$2,466,373	$4,215,961

See accompanying notes to condensed consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Notes to Condensed Consolidated Financial Statements

March 31, 2022

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022. The condensed consolidated balance sheet at December 31, 2021 has been derived from the audited consolidated financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K relating to Research Frontiers Incorporated (the “Company”) for the fiscal year ended December 31, 2021.

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

The Company has primarily utilized its cash, cash equivalents, and investments generated from sales of our common stock, proceeds from the exercise of options and warrants, and royalty fees collected to fund its research and development of SPD light valves, for marketing initiatives, and for other working capital purposes. The Company’s working capital and capital requirements depend upon numerous factors, including the results of research and development activities, competitive and technological developments, the timing and cost of patent filings, and the development of new licensees and changes in the Company’s relationships with its existing licensees. The degree of dependence of the Company’s working capital requirements on each of the foregoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements; the addition of new licensees may provide additional working capital or working capital requirements; and changes in relationships with existing licensees would have a favorable or negative impact depending upon the nature of such changes. We have incurred recurring losses since inception and expect to continue to incur losses as a result of costs and expenses related to our research and continued development of our SPD technology and our corporate general and administrative expenses. Our capital requirements and operations to date have been substantially funded through sales of our common stock, exercise of options and warrants and royalty fees collected. As of March 31, 2022, we had working capital of approximately $3.0 million, cash and cash equivalents of approximately $2.5 million, shareholders’ equity of approximately $3.2 million and an accumulated deficit of approximately $120.3 million. Our projected cash flow shortfall based on our current operations adjusted for any non-recurring cash expenses for the next 12 months is approximately $300,000 to $325,000 per quarter. Based on our current expectations of our cash flow shortfall for the next 12 months, our working capital would support our activities for the next 23 months.

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

Revenues were negatively impacted since the onset of the pandemic due to delays in manufacture of products using our technology. Most of the products using our technology are manufactured by licensees overseas in Europe and Asia who have been similarly affected by the pandemic. The disruption caused by public health crises, such as COVID-19, could result in lower levels of sale activity for products using our technology resulting in lower level of royalties owed to us from the sale of these products. The duration of the potential business disruptions and related financial impact cannot be reasonably estimated at this time, but could materially adversely affect our business, financial condition, results of operations, and cash flows. The Company increased its allowance for uncollectible royalty receivables until the collectability from certain licensees can be better ascertained in the regions affected by COVID-19.

In connection with the COVID-19 crisis, Congress passed, and the president signed, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which, among other things, provides relief for businesses impacted by the pandemic. The Company applied for and received $202,052 in proceeds from the Paycheck Protection Program (“PPP Loan”) made available under the CARES Act. The PPP Loan is intended to offer businesses hurt by the COVID-19 pandemic economic assistance with the potential for the principal to be forgiven based on certain expenses incurred during the first 24 weeks after the issuance of the PPP Loan. During 2021, the Company was notified that this loan was forgiven.

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

The Company does not have any contract assets under ASC 606 as of March 31, 2022.

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

As of March 31, 2022, the Company has four license agreements that are in their initial multiyear term (“Initial Term”) with continuing performance obligations going forward. The Initial Term of three of these licenses will end as of December 31, 2022, and one will end December 31, 2024. The Company currently expects that all of these agreements will renew annually at the end of the Initial Term. As of March 31, 2022, the aggregate amount of the revenue to be recognized upon the satisfaction of the remaining performance obligations for the four license agreements is $263,000. The revenue for these remaining performance obligations is expected to be recognized evenly throughout their remaining period of the Initial Term.

Note 5. Fee Income

Fee income represents amounts earned by the Company under various license and other agreements relating to technology developed by the Company.

During the first three months of 2022, three licensees accounted for 10% or more of fee income of the Company; these licensees accounted for approximately 34%, 30% and 10% of fee income recognized during such period. During the first three months of 2021, three licensees accounted for 10% or more of fee income of the Company; these licensees accounted for approximately 28%, 25% and 11% of fee income recognized during such period.

Note 6. Stock-Based Compensation

The Company has granted options/warrants to consultants. GAAP requires that all stock-based compensation be recognized as an expense in the financial statements and that such costs be measured at the fair value of the award at the date of grant. These awards generally vest ratably over 12 to 60 months from the date of grant and the Company charges to operations quarterly the current market value of the options using the Black-Scholes method. During the three months ended March 31, 2022 and 2021, there were no charges related to options or warrants granted to consultants.

During the three months ended March 31, 2022 and 2021, the Company did not grant options to employees or directors.

There was no compensation expense recorded relating to restricted stock grants to employees and directors during the three months ended March 31, 2022 and 2021.

As of March 31, 2022, there were 485,500 shares available for future grant under our 2019 Equity Incentive Plan, which was approved by the Company’s shareholders in June 2019.

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

Note 8. Basic and Diluted Loss Per Common Share

Basic net income (loss) per share excludes any dilution. It is based upon the weighted average number of common shares outstanding during the period. Dilutive net income (loss) per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company’s dilutive loss per share equals basic loss per share for the three months ended March 31, 2022 and 2021, respectively, because all common stock equivalents (i.e., options and warrants) were antidilutive in those periods. The number of options and warrants that were not included (because their effect is antidilutive) was 2,599,701 and 2,406,651 for the three months ended March 31 2022 and 2021, respectively.

Note 9. Equity

No options or warrants were exercised during the three months ended March 31, 2022.

During the three months ended March 31, 2021, the Company received $86,262 in proceeds from the exercise of outstanding options and warrants and issued 39,500 shares of its capital stock in connection with these exercises. In addition, during the three months ended March 31, 2021, the Company issued 35,110 shares of its capital stock in connection with the cashless exercise of 101,000 of its outstanding options.

The Company did not sell any equity securities during the three months ended March 31, 2022 and 2021.

As of March 31, 2022, there were 1,399,991 warrants and 1,199,710 options outstanding.

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

The Company has operating leases for certain facilities and equipment with a weighted average remaining lease term of three years as of March 31, 2022. Operating leases are included in right of use lease assets, other current liabilities and long-term lease liabilities on the condensed consolidated balance sheet. Right of use lease assets and liabilities are recognized at each lease’s commencement date based on the present value of its lease payments over its respective lease term. The Company does not have an established incremental borrowing rate as it does not have any debt. The Company uses the stated borrowing rate for a lease when readily determinable. When the interest rates implicit in its lease agreements is not readily determinable, the Company used an interest rate based on the marketplace for public debt. The weighted average discount rate associated with operating leases as of March 31, 2022 is 5.5%.

Operating lease expense for the three months ended March 31, 2022 was approximately $52,000. The Company has no material variable lease costs or sublease income for the three months ended March 31, 2022.

Maturities of operating lease liabilities as of March 31, 2022 were as follows:

March 31, 2022

For the year ending December 31, 2022	$161,000
For the year ending December 31, 2023	217,000
For the year ending December 31, 2024	222,000
For the year ending December 31, 2025 and beyond	56,000
Total lease payments	656,000
Less: imputed lease interest	(53,216)
Present value of lease liabilities	$602,784

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

At March 31, 2022, the Company had no investments in marketable securities. During the quarter ended March 31, 2022, the Company sold investments in marketable securities including short-term bond funds, that resulted in a realized loss of $60,143 during the quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The following accounting policies are important to understanding our financial condition and results of operations and should be read as an integral part of the discussion and analysis of the results of our operations and financial position. For additional accounting policies, see Note 2 to our December 31, 2021 consolidated financial statements, “Summary of Significant Accounting Policies.”

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

In connection with the COVID-19 crisis, Congress passed, and the president signed, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which, among other things, provides relief for businesses impacted by the pandemic. The Company applied for and received $202,052 in proceeds from the Paycheck Protection Program (“PPP Loan”) made available under the CARES Act. The PPP Loan is intended to offer businesses hurt by the COVID-19 pandemic economic assistance with the potential for the principal to be forgiven based on certain expenses incurred during the first 24 weeks after the issuance of the PPP Loan. During 2021, the Company was notified that this loan was forgiven.

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

The Company has received royalty revenues from sales of products using the Company’s technology that were accretive to the Company’s royalty revenue. Production efficiencies are expected to continue and accelerate with the introduction of the higher vehicle production volumes for various car models going forward, and the Company expects that lower pricing per square foot of the Company’s technology could expand the market opportunities, adoption rates, and revenues for its technology in automotive and non-automotive applications. The Company expects to generate additional royalty income from the near-term introduction of additional new car and aircraft models from other OEMs (original equipment manufacturers), continued growth of sales of products using the Company’s technology for the marine industry in yachts and other watercraft, in trains, in museums, and in larger architectural projects.

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

As discussed in Note 2 to the condensed consolidated financial statements, the Company currently does not have the ability to assess whether the COVID-19 pandemic is likely to have a material impact on our near-term financial results. Most of the products using the Company’s technology are manufactured by licensees overseas in Europe and Asia who have been similarly affected by the pandemic. The disruption caused by COVID-19 could result in lower levels of sale activity for products using our technology resulting in lower level of royalties owed to us from the sale of these products. The duration of the potential business disruptions and related financial impact cannot be reasonably estimated at this time.

Three months ended March 31, 2022 compared to the three months ended March 31, 2021

The Company’s fee income from licensing activities for the three months ended March 31, 2022 was $173,828 as compared to $213,123 for the three months ended March 31, 2021. This slight decrease in fee income was the result of lower to flat economic activity in the various industries that use the Company’s SPD-SmartGlass technology and timing differences due to how revenues are recorded from an accounting standpoint. The Company expects revenue in all market segments to increase beginning later this year as new car models and other products using the Company’s SPD-SmartGlass technology are introduced into the market.

Operating expenses decreased by $24,898 for the three months ended March 31, 2022 to $600,698 from $625,596 for the three months ended March 31, 2021. This decrease is a result of lower professional fees ($72,000) partially offset by higher payroll and related costs ($35,000) and higher marketing and investor relations costs ($20,000).

Research and development expenditures increased by $3,647 to $148,825 for the three months ended March 31, 2022 from $145,178 for the three months ended March 31, 2021. This increase is a result of higher allocated insurance costs ($5,000) partially offset by lower allocated facility costs ($2,000).

The Company’s net investment loss for the three months ended March 31, 2022 was a loss of $52,653 as compared to income of $344 for the three months ended March 31, 2021. This difference was primarily due to changes in market interest rates and the sale of marketable securities to convert them into cash and cash equivalents resulting in a loss.

As a consequence of the factors discussed above, the Company’s net loss was $628,348 ($0.02 per common share) for the three months ended March 31, 2022 as compared to a net loss of $557,307 ($0.02 per common share) for the three months ended March 31, 2021.

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

During the three months ended March 31, 2022, the Company’s cash and cash equivalents balance increased by $2,196,409 principally as a result of cash generated from the sale of marketable securities of $2,694,968 partially offset by cash used for operations of $497,954. As of March 31, 2022, the Company had cash and cash equivalents of approximately $2.5 million, working capital of $3.0 million and total shareholders’ equity of $3.2 million.

Our quarterly projected cash flow shortfall, based on our current operations adjusted for any non-recurring cash expenses for the next 12 months, is approximately $300,000 to $325,000 per quarter. We expect to have sufficient working capital for at least the next 23 months of operations. We may seek to eliminate some operating expenses in the future to reduce our cash flow shortfall.

The Company expects to use its cash to fund its research and development of SPD light valves, its expanded marketing initiatives, and for other working capital purposes. The Company believes that its current cash and cash equivalents would fund its operations until early 2024. There can be no assurances that expenditures will not exceed the anticipated amounts or that additional financing, if required, will be available when needed or, if available, that its terms will be favorable or acceptable to the Company. Eventual success of the Company and generation of positive cash flow will be dependent upon the extent of commercialization of products using the Company’s technology by the Company’s licensees and payments of continuing royalties on account thereof. To date, the Company has not generated sufficient revenue from its licensees to fully fund its operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information required by Item 3 has been disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. There has been no material change in the disclosure regarding market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We designed our disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and acting interim Chief Financial Officer, with assistance from other members of our management, has reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2022, and, based on his evaluation, has concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 6. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Joseph M. Harary - Filed herewith.
32.1	Section 1350 Certification of Joseph M. Harary - Filed herewith.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

RESEARCH FRONTIERS INCORPORATED
(Registrant)

/s/ Joseph M. Harary
Joseph M. Harary, President, CEO, acting interim CFO and Treasurer
(Principal Executive Officer and Principal Financial Officer)

Date: May 5, 2022

