Form 10-Q
period 2022-06-30
RESEARCH FRONTIERS INC
filed 2022-08-04
CIK 793524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of

THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarter ended June 30, 2022	Commission File Number 000-14893

RESEARCH FRONTIERS INCORPORATED

(Exact name of registrant as specified in its charter)

delaware	11-2103466
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

240 CROSSWAYS PARK DRIVE
WOODBURY, new york	11797-2033
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (516) 364-1902

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered
Common Stock, $0.0001 Par Value	The NASDAQ Stock Market

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 4, 2022, there were outstanding 31,650,396 shares of Common Stock, par value $0.0001 per share.

RESEARCH FRONTIERS INCORPORATED

Condensed Consolidated Balance Sheets

Assets	June 30, 2022 (Unaudited)	December 31, 2021 (See Note 1)

Current assets:
Cash and cash equivalents	$1,884,086	$269,964
Marketable securities	-	2,755,111
Royalty receivables, net of reserves of $1,173,450 in 2022 and $1,016,678 in 2021	442,454	831,636
Prepaid expenses and other current assets	235,355	92,931
Total current assets	2,561,895	3,949,642

Fixed assets, net	79,612	92,954
Operating lease ROU assets	396,819	469,824
Deposits and other assets	33,567	33,567
Total assets	$3,071,893	$4,545,987

Liabilities and Shareholders’ Equity

Current liabilities:
Current portion of operating lease liability	$190,001	$182,091
Accounts payable	31,698	66,460
Accrued expenses and other	62,084	49,385
Deferred revenue	7,171	-
Total current liabilities	290,954	297,936

Operating lease liability, net of current portion	367,202	464,128
Total liabilities	658,156	762,064

Shareholders’ equity:
Common stock, par value $0.0001 per share; authorized 100,000,000 shares, issued and outstanding 31,650,396 in 2022 and 2021	3,165	3,165
Additional paid-in capital	123,467,886	123,467,886
Accumulated deficit	(121,057,314)	(119,687,128)
Total shareholders’ equity	2,413,737	3,783,923

Total liabilities and shareholders’ equity	$3,071,893	$4,545,987

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Condensed Consolidated Statements of Operations

(Unaudited)

	Six months ended June 30,		Three months ended June 30,
	2022	2021	2022	2021

Fee income	$259,339	$327,060	$85,511	$113,937

Operating expenses	1,282,937	1,128,674	682,239	503,078
Research and development	295,257	284,988	146,432	139,810
Total expenses	1,578,194	1,413,662	828,671	642,888

Operating loss	(1,318,855)	(1,086,602)	(743,160)	(528,951)

Net investment (loss) income	(51,331)	1,360	1,322	1,016

Net loss	$(1,370,186)	$(1,085,242)	$(741,838)	$(527,935)

Basic and diluted net loss per common share	$(0.04)	$(0.03)	$(0.02)	$(0.02)
Weighted average number of common shares outstanding	31,650,396	31,642,686	31,650,396	31,650,396

See accompanying notes to condensed consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

For the six months ended June 30, 2021 and 2022

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2021	31,575,786	$3,158	$123,164,623	$(117,840,776)	$5,327,005

Exercise of options	74,610	7	86,255	-	86,262
Net loss	-	-	-	(1,085,242)	(1,085,242)
Balance, June 30, 2021	31,650,396	$3,165	$123,250,878	$(118,926,018)	$4,328,025

Balance, January 1, 2022	31,650,396	$3,165	$123,467,886	$(119,687,128)	$3,783,923

Net loss	-	-	-	(1,370,186)	(1,370,186)
Balance, June 30, 2022	31,650,396	$3,165	$123,467,886	$(121,057,314)	$2,413,737

For the three months ended June 30, 2021 and 2022

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, March 31, 2021	31,650,396	$3,165	$123,250,878	$(118,398,083)	$4,855,960

Net loss	-	-	-	(527,935)	(527,935)
Balance, June 30, 2021	31,650,396	$3,165	$123,250,878	$(118,926,018)	$4,328,025

Balance, March 31, 2022	31,650,396	$3,165	$123,467,886	$(120,315,476)	$3,155,575

Net loss	-	-	-	(741,838)	(741,838)
Balance, June 30, 2022	31,650,396	$3,165	$123,467,886	$(121,057,314)	$2,413,737

See accompanying notes to condensed consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(1,370,186)	$(1,085,242)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,409	14,941
Realized loss on marketable securities	60,143	-
Unrealized loss on marketable securities	-	1,650
Bad debts	156,772	-
ROU asset amortization	73,005	73,309
Change in assets and liabilities:
Royalty receivables	232,410	(231,573)
Prepaid expenses and other current assets	(142,424)	(143,413)
Accounts payable and accrued expenses	(22,063)	40,823
Deferred revenue	7,171	26,002
Operating lease liability	(89,016)	(81,289)
Net cash used in operating activities	(1,079,779)	(1,384,792)

Cash flows from investing activities:
Purchases of fixed assets	(1,067)	(935)
Purchases of marketable securities	-	(3,433,633)
Proceeds from sales of marketable securities	2,694,968	300,000
Net cash provided by (used in) investing activities	2,693,901	(3,134,568)

Cash flows from financing activities:
Proceeds from exercise of options	-	86,262
Net cash provided by financing activities	-	86,262

Net increase (decrease) in cash and cash equivalents	1,614,122	(4,433,098)

Cash and cash equivalents at beginning of period	269,964	4,772,705
Cash and cash equivalents at end of period	$1,884,086	$339,607

See accompanying notes to condensed consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Notes to Condensed Consolidated Financial Statements

June 30, 2022

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022. The condensed consolidated balance sheet at December 31, 2021 has been derived from the audited consolidated financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K relating to Research Frontiers Incorporated for the fiscal year ended December 31, 2021.

Certain amounts in the accompanying June 30, 2021 condensed consolidated statements of cash flows have been reclassified to conform to the June 30, 2022 presentation.

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

The Company has primarily utilized its cash, cash equivalents, and investments generated from sales of our common stock, proceeds from the exercise of options and warrants, and royalty fees collected to fund its research and development of SPD light valves, for marketing initiatives, and for other working capital purposes. The Company’s working capital and capital requirements depend upon numerous factors, including the results of research and development activities, competitive and technological developments, the timing and cost of patent filings, and the development of new licensees and changes in the Company’s relationships with its existing licensees. The degree of dependence of the Company’s working capital requirements on each of the foregoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements; the addition of new licensees may provide additional working capital or working capital requirements; and changes in relationships with existing licensees would have a favorable or negative impact depending upon the nature of such changes. We have incurred recurring losses since inception and expect to continue to incur losses as a result of costs and expenses related to our research and continued development of our SPD technology and our corporate general and administrative expenses. Our capital requirements and operations to date have been substantially funded through sales of our common stock, exercise of options and warrants and royalty fees collected. As of June 30, 2022, we had working capital of approximately $2.3 million, cash and cash equivalents of approximately $1.9 million, shareholders’ equity of approximately $2.4 million and an accumulated deficit of approximately $121.1 million. Our projected cash flow shortfall based on our current operations adjusted for any non-recurring cash expenses for the next 12 months is approximately $300,000 to $350,000 per quarter. Based on our current expectations of our cash flow shortfall for the next 12 months, our working capital would support our activities in excess of the next 24 months.

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

The Company does not have any contract assets under ASC 606 as of June 30, 2022.

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

As of June 30, 2022, the Company has four license agreements that are in their initial multiyear term (“Initial Term”) with continuing performance obligations going forward. The Initial Term of three of these licenses will end as of December 31, 2022, and one will end December 31, 2024. The Company currently expects that all of these agreements will renew annually at the end of the Initial Term. As of June 30, 2022, the aggregate amount of the revenue to be recognized upon the satisfaction of the remaining performance obligations for the four license agreements is $207,000. The revenue for these remaining performance obligations is expected to be recognized evenly throughout their remaining period of the Initial Term.

Note 5. Fee Income

Fee income represents amounts earned by the Company under various license and other agreements relating to technology developed by the Company.

During the first six months of 2022, two licensees accounted for 10% or more of fee income of the Company; these licensees accounted for approximately 34% and 30% of fee income recognized during such period. During the first six months of 2021, three licensees accounted for 10% or more of fee income of the Company; these licensees accounted for approximately 27%, 23% and 11% of fee income recognized during such period.

During the three months ended June 30, 2022, two licensees accounted for 10% or more of fee income of the Company; these licensees accounted for approximately 36% and 28% of fee income recognized during such period. During the three months ended June 30, 2021, three licensees accounted for 10% or more of fee income of the Company; these licensees accounted for approximately 27%, 21% and 15% of fee income recognized during such period.

Note 6. Stock-Based Compensation

The Company has granted options/warrants to consultants. GAAP requires that all stock-based compensation be recognized as an expense in the financial statements and that such costs be measured at the fair value of the award at the date of grant. These awards generally vest ratably over 12 to 60 months from the date of grant and the Company charges to operations quarterly the current market value of the options using the Black-Scholes method. During the six months ended June 30, 2022 and 2021, there were no charges related to options or warrants granted to consultants.

During the six months ended June 30, 2022 and 2021, the Company did not grant options to employees or directors.

There was no compensation expense recorded relating to restricted stock grants to employees and directors during the six months ended June 30, 2022 and 2021.

As of June 30, 2022, there were 485,500 shares available for future grant under our 2019 Equity Incentive Plan, which was approved by the Company’s shareholders in June 2019.

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

Note 8. Basic and Diluted Loss Per Common Share

Basic net income (loss) per share excludes any dilution. It is based upon the weighted average number of common shares outstanding during the period. Dilutive net income (loss) per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company’s dilutive loss per share equals basic loss per share for the periods ended June 30, 2022 and 2021, respectively, because all common stock equivalents (i.e., options and warrants) were antidilutive in those periods. The number of options and warrants that were not included (because their effect is antidilutive) was 2,468,951 and 2,406,651 for the periods ended June 30, 2022 and 2021, respectively.

Note 9. Equity

No options or warrants were exercised during the periods ended June 30, 2022.

During the six months ended June 30, 2021, the Company received $86,262 in proceeds from the exercise of outstanding options and issued 39,500 shares of its capital stock in connection with these exercises. In addition, during the six months ended June 30, 2021, the Company issued 35,110 shares of its capital stock in connection with the cashless exercise of 101,000 of its outstanding options. No options or warrants were exercised during the three and six months ended June 30, 2022 and during the three months ended June 30, 2021.

The Company did not sell any equity securities during the six months ended June 30, 2022 and 2021.

As of June 30, 2022, there were 1,399,991 warrants and 1,068,960 options outstanding.

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

The Company has operating leases for certain facilities and equipment with a weighted average remaining lease term of 2.75 years as of June 30, 2022. Operating leases are included in right of use lease assets, other current liabilities and long-term lease liabilities on the condensed consolidated balance sheet. Right of use lease assets and liabilities are recognized at each lease’s commencement date based on the present value of its lease payments over its respective lease term. The Company does not have an established incremental borrowing rate as it does not have any debt. The Company uses the stated borrowing rate for a lease when readily determinable. When the interest rates implicit in its lease agreements is not readily determinable, the Company used an interest rate based on the marketplace for public debt. The weighted average discount rate associated with operating leases as of June 30, 2022 is 5.5%.

Operating lease expense for the three and six months ended June 30, 2022 was approximately $54,000 and $106,000. The Company has no material variable lease costs or sublease income for the periods ended June 30, 2022.

Maturities of operating lease liabilities as of June 30, 2022 were as follows:

June 30, 2022

For the year ending December 31, 2022	$108,000
For the year ending December 31, 2023	217,000
For the year ending December 31, 2024	222,000
For the year ending December 31, 2025 and beyond	56,000
Total lease payments	603,000
Less: imputed lease interest	(45,797)
Present value of lease liabilities	$557,203

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

At June 30, 2022, the Company had no investments in marketable securities. During the six months ended June 30, 2022, the Company incurred a realized loss on the sale of marketable securities of $60,143. During the three and six months ended June 30, 2021, the Company incurred an unrealized loss in market value on investments in marketable securities of $1,650. No loss in market value on investments in marketable securities was incurred during the quarter ended June 30, 2022 as the Company invested only in investments qualified as cash and cash equivalents during the quarter.

At December 31, 2021, all investments are Level 1 and were classified as trading and consisted of the following:

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

Three months ended June 30, 2022 compared to the three months ended June 30, 2021

The Company’s fee income from licensing activities for the three months ended June 30, 2022 was $85,511 as compared to $113,937 for the three months ended June 30, 2021. This decrease in fee income was the result of lower to flat economic activity in the various industries that use the Company’s SPD-SmartGlass technology. The Company expects revenue in all market segments to increase beginning later this year as new car models and other products using the Company’s SPD-SmartGlass technology are introduced into the market.

Operating expenses increased by $179,161 for the three months ended June 30, 2022 to $682,239 from $503,078 for the three months ended June 30, 2021. This increase is a result of higher bad debts ($157,000), higher professional fees ($25,000), as well as higher payroll and related costs ($13,000) partially offset by lower patent costs ($15,000).

Research and development expenditures increased by $6,622 to $146,432 for the three months ended June 30, 2022 from $139,810 for the three months ended June 30, 2021. This increase is a result of higher allocated facility costs ($5,000).

The Company’s net investment income for the three months ended June 30, 2022 was $1,322 as compared to income of $1,016 for the three months ended June 30, 2021. This difference was primarily due to changes in market interest rates and the sale of marketable securities to convert them into cash and cash equivalents resulting in a loss.

As a consequence of the factors discussed above, the Company’s net loss was $741,838 ($0.02 per common share) for the three months ended June 30, 2022 as compared to a net loss of $527,935 ($0.02 per common share) for the three months ended June 30, 2021.

Six months ended June 30, 2022 compared to the six months ended June 30, 2021

The Company’s fee income from licensing activities for the six months ended June 30, 2022 was $259,339 as compared to $327,060 for the six months ended June 30, 2021. This decrease in fee income was the result of lower to flat economic activity in the various industries that use the Company’s SPD-SmartGlass technology. The Company expects revenue in all market segments to increase beginning later this year as new car models and other products using the Company’s SPD-SmartGlass technology are introduced into the market.

Operating expenses increased by $154,263 for the six months ended June 30, 2022 to $1,282,937 from $1,128,674 for the six months ended June 30, 2021. This increase is as a result of higher bad debts ($157,000), higher marketing and investor relations costs ($23,000) as well as higher insurance costs ($6,000) partially offset by lower professional fees ($47,000), as well as lower patent ($20,000) and travel and entertainment costs ($7,000).

Research and development expenditures increased by $10,269 to $295,257 for the six months ended June 30, 2022 from $284,988 for the six months ended June 30, 2021. This increase is a result of higher allocated insurance costs ($5,000) as well as higher allocated facility costs ($3,000).

The Company’s net investment loss for the six months ended June 30, 2022 was a loss of $51,331 as compared to income of $1,360 for the six months ended June 30, 2021. This difference was primarily due to changes in market interest rates and the sale of marketable securities to convert them into cash and cash equivalents resulting in a loss.

As a consequence of the factors discussed above, the Company’s net loss was $1,370,186 ($0.04 per common share) for the six months ended June 30, 2022 as compared to a net loss of $1,085,242 ($0.03 per common share) for the six months ended June 30, 2021.

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

During the six months ended June 30, 2022, the Company’s cash and cash equivalents balance increased by $1,614,122 principally as a result of cash generated from the sale of marketable securities of $2,694,968 partially offset by cash used for operations of $1,079,779. As of June 30, 2022, the Company had cash and cash equivalents of approximately $1.9 million, working capital of $2.3 million and total shareholders’ equity of $2.4 million.

Our quarterly projected cash flow shortfall, based on our current operations adjusted for any non-recurring cash expenses for the next 12 months, is approximately $300,000 to $350,000 per quarter. We expect to have sufficient working capital for in excess of the next 24 months of operations. We may seek to eliminate some operating expenses in the future to reduce our cash flow shortfall.

The Company expects to use its cash to fund its research and development of SPD light valves, its expanded marketing initiatives, and for other working capital purposes. The Company believes that its current cash and cash equivalents would fund its operations until early-2024. There can be no assurances that expenditures will not exceed the anticipated amounts or that additional financing, if required, will be available when needed or, if available, that its terms will be favorable or acceptable to the Company. Eventual success of the Company and generation of positive cash flow will be dependent upon the extent of commercialization of products using the Company’s technology by the Company’s licensees and payments of continuing royalties on account thereof. To date, the Company has not generated sufficient revenue from its licensees to fully fund its operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information required by Item 3 has been disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. There has been no material change in the disclosure regarding market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We designed our disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and acting interim Chief Financial Officer, with assistance from other members of our management, has reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2022, and, based on his evaluation, has concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 4, 2022

