Form 10-Q
period 2022-09-30
RESEARCH FRONTIERS INC
filed 2022-11-03
CIK 793524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of

THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarter ended September 30, 2022	Commission File Number 000-14893

RESEARCH FRONTIERS INCORPORATED

(Exact name of registrant as specified in its charter)

delaware	11-2103466
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

240 CROSSWAYS PARK DRIVE
WOODBURY, new york	11797-2033
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (516) 364-1902

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered
Common Stock, $0.0001 Par Value	The NASDAQ Stock Market

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 3, 2022, there were outstanding 33,150,396 shares of Common Stock, par value $0.0001 per share.

RESEARCH FRONTIERS INCORPORATED

Condensed Consolidated Balance Sheets

	September 30, 2022	December 31, 2021
	(Unaudited)	(See Note 1)

Assets
Current assets:
Cash and cash equivalents	$4,798,150	$269,964
Marketable securities	-	2,755,111
Royalty receivables, net of reserves of $1,168,450 in 2022 and $1,016,678 in 2021	534,529	831,636
Prepaid expenses and other current assets	166,571	92,931
Total current assets	5,499,250	3,949,642

Fixed assets, net	72,556	92,954
Operating lease ROU assets	360,164	469,824
Deposits and other assets	33,567	33,567
Total assets	$5,965,537	$4,545,987

Liabilities and Shareholders’ Equity

Current liabilities:
Current portion of operating lease liability	$193,182	$182,091
Accounts payable	38,010	66,460
Accrued expenses and other	32,946	49,385
Deferred revenue	3,586	-
Total current liabilities	267,724	297,936

Operating lease liability, net of current portion	317,805	464,128
Total liabilities	585,529	762,064

Shareholders’ equity:
Common stock, par value $0.0001 per share; authorized 100,000,000 shares, issued and outstanding 33,150,396 in 2022 and 31,650,396 in 2021	3,315	3,165
Additional paid-in capital	126,917,736	123,467,886
Accumulated deficit	(121,541,043)	(119,687,128)
Total shareholders’ equity	5,380,008	3,783,923

Total liabilities and shareholders’ equity	$5,965,537	$4,545,987

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Condensed Consolidated Statements of Operations

(Unaudited)

	Nine months ended September 30,		Three months ended September 30,
	2022	2021	2022	2021

Fee income	$409,783	$1,050,526	$150,443	$723,465

Operating expenses	1,770,414	1,699,698	487,476	571,024
Research and development	444,413	420,203	149,156	135,215
Total expenses	2,214,827	2,119,901	636,632	706,239

Operating income (loss)	(1,805,044)	(1,069,375)	(486,189)	17,226

Net investment (loss) income	(48,871)	5,747	2,460	4,388

Net income (loss)	$(1,853,915)	$(1,063,628)	$(483,729)	$21,614

Basic and diluted net income (loss) per common share	$(0.06)	$(0.03)	$(0.02)	$0.00

Weighted average number of common shares outstanding	31,710,179	31,645,227	31,829,744	31,650,396

See accompanying notes to condensed consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

For the nine months ended September 30, 2021 and 2022

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2021	31,575,786	$3,158	$123,164,623	$(117,840,776)	$5,327,005

Exercise of options	74,610	7	86,255	-	86,262
Net loss	-	-	-	(1,063,628)	(1,063,628)
Balance, September 30, 2021	31,650,396	$3,165	$123,250,878	$(118,904,404)	$4,349,639

Balance, January 1, 2022	31,650,396	$3,165	$123,467,886	$(119,687,128)	$3,783,923

Issuance of common stock and warrants	1,500,000	150	3,449,850	-	3,450,000
Net loss	-	-	-	(1,853,915)	(1,853,915)
Balance, September 30, 2022	33,150,396	$3,315	$126,917,736	$(121,541,043)	$5,380,008

For the three months ended September 30, 2021 and 2022

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, July 1, 2021	31,650,396	$3,165	$123,250,878	$(118,926,018)	$4,328,025

Net income	-	-	-	21,614	21,614
Balance, September 30, 2021	31,650,396	$3,165	$123,250,878	$(118,904,404)	$4,349,639

Balance, July 1, 2022	31,650,396	$3,165	$123,467,886	$(121,057,314)	$2,413,737

Issuance of common stock and warrants	1,500,000	150	3,449,850	-	3,450,000
Net loss	-	-	-	(483,729)	(483,729)
Balance, September 30, 2022	33,150,396	$3,315	$126,917,736	$(121,541,043)	$5,380,008

See accompanying notes to condensed consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(1,853,915)	$(1,063,628)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,614	22,414
Realized loss on marketable securities	60,143	-
Unrealized loss on marketable securities	-	5,545
Bad debts	151,772	-
ROU asset amortization	109,660	109,963
Change in assets and liabilities:
Royalty receivables	145,335	(754,679)
Prepaid expenses and other current assets	(73,640)	(102,183)
Accounts payable and accrued expenses	(44,889)	24,959
Deferred revenue	3,586	13,304
Operating lease liability	(135,232)	(123,539)
Net cash used in operating activities	(1,615,566)	(1,867,844)

Cash flows from investing activities:
Purchases of fixed assets	(1,216)	(966)
Purchases of marketable securities	-	(3,433,633)
Proceeds from sales of marketable securities	2,694,968	650,000
Net cash provided by (used in) investing activities	2,693,752	(2,784,599)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	3,450,000	-
Proceeds from exercise of options	-	86,262
Net cash provided by financing activities	3,450,000	86,262

Net increase (decrease) in cash and cash equivalents	4,528,186	(4,566,181)

Cash and cash equivalents at beginning of period	269,964	4,772,705
Cash and cash equivalents at end of period	$4,798,150	$206,524

See accompanying notes to condensed consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Notes to Condensed Consolidated Financial Statements

September 30, 2022

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022. The condensed consolidated balance sheet at December 31, 2021 has been derived from the audited consolidated financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K relating to Research Frontiers Incorporated for the fiscal year ended December 31, 2021.

Certain amounts in the accompanying September 30, 2021 condensed consolidated statements of cash flows have been reclassified to conform to the September 30, 2022 presentation.

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

The Company has primarily utilized its cash, cash equivalents, and investments generated from sales of our common stock, proceeds from the exercise of options and warrants, and royalty fees collected to fund its research and development of SPD light valves, for marketing initiatives, and for other working capital purposes. The Company’s working capital and capital requirements depend upon numerous factors, including the results of research and development activities, competitive and technological developments, the timing and cost of patent filings, and the development of new licensees and changes in the Company’s relationships with its existing licensees. The degree of dependence of the Company’s working capital requirements on each of the foregoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements; the addition of new licensees may provide additional working capital or working capital requirements; and changes in relationships with existing licensees would have a favorable or negative impact depending upon the nature of such changes. We have incurred recurring losses since inception and expect to continue to incur losses as a result of costs and expenses related to our research and continued development of our SPD technology and our corporate general and administrative expenses. Our capital requirements and operations to date have been substantially funded through sales of our common stock, exercise of options and warrants and royalty fees collected. As of September 30, 2022, we had working capital of approximately $5.2 million, cash and cash equivalents of approximately $4.8 million, shareholders’ equity of approximately $5.4 million and an accumulated deficit of approximately $121.5 million. Our projected cash flow shortfall based on our current operations adjusted for any non-recurring cash expenses for the next 12 months is approximately $250,000 to $300,000 per quarter. Based on our current expectations of our cash flow shortfall for the next 12 months, our working capital would support our activities in excess of the next five years.

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

The Company does not have any contract assets under ASC 606 as of September 30, 2022.

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

As of September 30, 2022, the Company has four license agreements that are in their initial multiyear term (“Initial Term”) with continuing performance obligations going forward. The Initial Term of three of these licenses will end as of December 31, 2022, and one will end December 31, 2024. The Company currently expects that all of these agreements will renew annually at the end of the Initial Term. As of September 30, 2022, the aggregate amount of the revenue to be recognized upon the satisfaction of the remaining performance obligations for the four license agreements is approximately $100,000. The revenue for these remaining performance obligations is expected to be recognized evenly throughout their remaining period of the Initial Term.

Note 5. Fee Income

Fee income represents amounts earned by the Company under various license and other agreements relating to technology developed by the Company.

During the first nine months of 2022, four licensees accounted for 10% or more of fee income of the Company; these licensees accounted for approximately 29%, 25%, 11% and 10% of fee income recognized during such period. During the first nine months of 2021, four licensees accounted for 10% or more of fee income of the Company; these licensees accounted for approximately 24%, 21%, 12% and 11% of fee income recognized during such period.

During the three months ended September 30, 2022, four licensees accounted for 10% or more of fee income of the Company; these licensees accounted for approximately 26%, 20%, 16% and 16% of fee income recognized during such period. During the three months ended September 30, 2021, three licensees accounted for 10% or more of fee income of the Company; these licensees accounted for approximately 35%, 31% and 17% of fee income recognized during such period.

Note 6. Stock-Based Compensation

The Company has granted options/warrants to consultants. GAAP requires that all stock-based compensation be recognized as an expense in the financial statements and that such costs be measured at the fair value of the award at the date of grant. These awards generally vest ratably over 12 to 60 months from the date of grant and the Company charges to operations quarterly the current market value of the options using the Black-Scholes method. During the nine months ended September 30, 2022 and 2021, there were no charges related to options or warrants granted to consultants.

During the nine months ended September 30, 2022 and 2021, the Company did not grant options to employees or directors.

There was no compensation expense recorded relating to restricted stock grants to employees and directors during the nine months ended September 30, 2022 and 2021.

As of September 30, 2022, there were 485,500 shares available for future grant under our 2019 Equity Incentive Plan, which was approved by the Company’s shareholders in June 2019.

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

Note 8. Basic and Diluted Loss Per Common Share

Basic net income (loss) per share excludes any dilution. It is based upon the weighted average number of common shares outstanding during the period. Dilutive net income (loss) per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company’s dilutive income (loss) per share equals basic income (loss) per share for the periods ended September 30, 2022 and 2021, respectively, because all common stock equivalents (i.e., options and warrants) were antidilutive in those periods. The number of options and warrants that were not included (because their effect is antidilutive) was 3,968,951 and 2,406,651 for the periods ended September 30, 2022 and 2021, respectively.

Note 9. Equity

No options or warrants were exercised during the three-month periods ended September 30, 2022 and 2021.

During the nine months ended September 30, 2021, the Company received $86,262 in proceeds from the exercise of outstanding options and issued 39,500 shares of its capital stock in connection with these exercises. In addition, during the nine months ended September 30, 2021, the Company issued 35,110 shares of its capital stock in connection with the cashless exercise of 101,000 of its outstanding options. No options or warrants were exercised during the three and nine months ended September 30, 2022 and during the three months ended September 30, 2021.

On September 16, 2022, the Company entered into subscription agreements from a group of private accredited investors to sell them 2.0 million shares of common stock of the Company at a price of $2.30 per share (which represents the closing market price of the Company’s common stock on September 14, 2022 which was the date that the transaction was agreed to). The Company will receive $4.6 million in proceeds from the sale of common stock to the investors. For each share received, the investor also received one warrant (expiring on September 30, 2027) to purchase one share of common stock at an exercise price of $2.76/share. The shares were issued to the investors in a private placement and, along with the shares issued in connection with the exercise of any warrants in the future, are not registered and therefore currently subject to at least a six-month holding period by the investor. As of September 30, 2022, the Company received $3,450,000 under these subscription agreements and has issued 1,500,000 common shares and issued 1,500,000 warrants. In addition, the Company expects to receive the remaining $1,150,000 under these subscription agreements in November 2022.

The Company did not sell any equity securities during the nine months ended September 30, 2021.

As of September 30, 2022, there were 2,899,991 warrants and 1,068,960 options outstanding.

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

The Company has operating leases for certain facilities and equipment with a weighted average remaining lease term of 2.5 years as of September 30, 2022. Operating leases are included in right of use lease assets, other current liabilities and long-term lease liabilities on the condensed consolidated balance sheet. Right of use lease assets and liabilities are recognized at each lease’s commencement date based on the present value of its lease payments over its respective lease term. The Company does not have an established incremental borrowing rate as it does not have any debt. The Company uses the stated borrowing rate for a lease when readily determinable. When the interest rates implicit in its lease agreements is not readily determinable, the Company used an interest rate based on the marketplace for public debt. The weighted average discount rate associated with operating leases as of September 30, 2022 is 5.5%.

Operating lease expense for the three and nine months ended September 30, 2022 was approximately $54,000 and $160,000. The Company has no material variable lease costs or sublease income for the periods ended September 30, 2022.

Maturities of operating lease liabilities as of September 30, 2022 were as follows:

September 30, 2022

For the year ending December 31, 2022	$54,000
For the year ending December 31, 2023	217,000
For the year ending December 31, 2024	222,000
For the year ending December 31, 2025 and beyond	56,000
Total lease payments	549,000
Less: imputed lease interest	(38,013)
Present value of lease liabilities	$510,987

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

At September 30, 2022, the Company had no investments in marketable securities. During the nine months ended September 30, 2022, the Company incurred a realized loss on the sale of marketable securities of $60,143. During the three and nine months ended September 30, 2021, the Company incurred an unrealized loss in market value on investments in marketable securities of $3,895 and $5,545, respectively. No loss in market value on investments in marketable securities was incurred during the quarter ended September 30, 2022 as the Company invested only in investments qualified as cash and cash equivalents during the quarter.

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

Results of Operations

Overview

The majority of the Company’s fee income comes from the activities of several licensees participating in the automotive market. The Company currently believes that the automotive market will be the largest source of its royalty income over the next several years. The Company’s royalty income from this market may be influenced by numerous factors including various trends affecting demand in the automotive industry and the rate of introduction of new technology in OEM product lines. In addition to these macro factors, the Company’s royalty income from the automotive market could also be influenced by specific factors such as whether the Company’s SPD-SmartGlass technology appears as standard equipment or as an option on a particular vehicle, the number of additional vehicle models that SPD-SmartGlass appears on, the size of each window on a vehicle and the number of windows on a vehicle that use SPD-SmartGlass, fluctuations in the total number of vehicles produced by a manufacturer, and in the percentage of cars within model produced with SPD-SmartGlass, and changes in pricing or exchange rates.

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

Three months ended September 30, 2022 compared to the three months ended September 30, 2021

The Company’s fee income from licensing activities for the three months ended September 30, 2022 was $150,443 as compared to $723,465 for the three months ended September 30, 2021. This decrease in fee income was the result of the timing of payments and new and amended license agreements entered into in 2021. Without these one-time events, fee income would have been higher in the third quarter of 2022 as compared to the third quarter of 2021, primarily as a result of higher fee income from the automotive and aircraft segments. The Company expects revenue in all market segments to increase further as new car models and other products using the Company’s SPD-SmartGlass technology are introduced into the market.

Operating expenses decreased by $83,548 for the three months ended September 30, 2022 to $487,476 from $571,024 for the three months ended September 30, 2021. This decrease is a result of lower legal and professional fees ($109,000) as well as lower patent costs ($15,000) partially offset by higher payroll costs ($19,000) and higher foreign taxes withheld ($16,000).

Research and development expenditures increased by $13,941 to $149,156 for the three months ended September 30, 2022 from $135,215 for the three months ended September 30, 2021. This increase is a result of higher allocated insurance ($8,000) and facility costs ($3,000) as well as higher payroll and related costs ($3,000).

The Company’s net investment income for the three months ended September 30, 2022 was $2,460 as compared to income of $4,388 for the three months ended September 30, 2021. This difference was primarily due to changes in market interest rates.

As a consequence of the factors discussed above, the Company’s net loss was $483,729 ($0.02 per common share) for the three months ended September 30, 2022 as compared to net income of $21,614 ($0.00 per common share) for the three months ended September 30, 2021.

Nine months ended September 30, 2022 compared to the nine months ended September 30, 2021

The Company’s fee income from licensing activities for the nine months ended September 30, 2022 was $409,783 as compared to $1,050,526 for the nine months ended September 30, 2021. This decrease in fee income was the result the timing of payments and new and amended license agreements entered into in 2021. Without these one-time events, fee income would have been higher in the first nine months of 2022 as compared to the first nine months of 2021. The Company expects revenue in all market segments to further increase as new car models and other products using the Company’s SPD-SmartGlass technology are introduced into the market.

Operating expenses increased by $70,716 for the nine months ended September 30, 2022 to $1,770,414 from $1,699,698 for the nine months ended September 30, 2021. This increase is as a result of higher bad debts ($152,000) as well as higher payroll ($66,000), higher investor relations ($14,000), higher foreign taxes withheld ($16,000) and higher allocated insurance costs ($13,000) partially offset by lower legal and professional fees ($157,000) and lower patent costs ($35,000).

Research and development expenditures increased by $24,210 to $444,413 for the nine months ended September 30, 2022 from $420,203 for the nine months ended September 30, 2021. This increase is a result of higher allocated insurance costs ($13,000) as well as higher allocated facility costs ($6,000) and higher payroll costs ($3,000).

The Company’s net investment loss for the nine months ended September 30, 2022 was a loss of $48,871 as compared to income of $5,747 for the nine months ended September 30, 2021. This difference was primarily due to changes in market interest rates and the sale of marketable securities to convert them into cash and cash equivalents resulting in a loss.

As a consequence of the factors discussed above, the Company’s net loss was $1,853,915 ($0.06 per common share) for the nine months ended September 30, 2022 as compared to a net loss of $1,063,628 ($0.03 per common share) for the nine months ended September 30, 2021.

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

During the nine months ended September 30, 2022, the Company’s cash and cash equivalents balance increased by $4,528,186 as a result of cash generated from the sale of common stock and warrants of $3,450,000 as well as the sale of marketable securities of $2,694,968 partially offset by cash used for operations of $1,615,566. As of September 30, 2022, the Company had cash and cash equivalents of approximately $4.8 million, working capital of $5.2 million and total shareholders’ equity of $5.4 million.

Our quarterly projected cash flow shortfall, based on our current operations adjusted for any non-recurring cash expenses for the next 12 months, is approximately $250,000 to $300,000 per quarter. We expect to have sufficient working capital for in excess of the next 5 years of operations. We may seek to eliminate some operating expenses in the future to reduce our cash flow shortfall.

The Company expects to use its cash to fund its research and development of SPD light valves, its expanded marketing initiatives, and for other working capital purposes. The Company believes that its current cash and cash equivalents would fund its operations at least through 2027. There can be no assurances that expenditures will not exceed the anticipated amounts or that additional financing, if required, will be available when needed or, if available, that its terms will be favorable or acceptable to the Company. Eventual success of the Company and generation of positive cash flow will be dependent upon the extent of commercialization of products using the Company’s technology by the Company’s licensees and payments of continuing royalties on account thereof. To date, the Company has not generated sufficient revenue from its licensees to fully fund its operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information required by Item 3 has been disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. There has been no material change in the disclosure regarding market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We designed our disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and acting interim Chief Financial Officer, with assistance from other members of our management, has reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2022, and, based on his evaluation, has concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 3, 2022

