Form 10-K
period 2022-12-31
RESEARCH FRONTIERS INC
filed 2023-03-09
CIK 793524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022	Commission File Number 000-14893

RESEARCH FRONTIERS INCORPORATED

(Exact name of registrant as specified in its charter)

delaware	11-2103466
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

240 CROSSWAYS PARK DRIVE
WOODBURY, new york	11797-2033
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (516) 364-1902

Securities registered pursuant to Section 12(b) of the Act:	Name of Exchange
Title of Class	on Which Registered
Common Stock, $0.0001 Par Value	The NASDAQ Stock
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared its audit report. ☐

If the securities registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), computed based on the closing sale price of $1.74 was $49,488,280. In making this computation, all direct and indirect shares known to be owned by directors and executive officers of the Company and all direct and indirect shares known to be owned by other persons holding in excess of 5% of the Company’s common stock have been deemed held by “affiliates” of the Company, and awards of restricted stock subject to vesting are assumed to have been fully issued and outstanding. Nothing herein shall prejudice the right of the Company or any such person to deny that any such director, executive officer, or stockholder is an “affiliate.”

On March 9, 2023, the registrant had 33,509,287 shares of Common Stock outstanding.

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

The Company has entered into a number of license agreements covering its light control technology. During 2022, four licensees accounted for 28%, 23%, 13% and 11% of fee income recognized during the year. During 2021, four licensees accounted for 20%, 18%, 18% and 12%, of fee income recognized during the year.

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

Research Frontiers believes that the SPD industry is in the initial phase of growth. SPD light-control technology may have commercial applicability in many products where variable light-control is desired. Some existing product applications for SPD-Smart glass or plastic include the following:

●	Automotive:

sunroofs, sun visors, side windows and rear windows, and head-up displays;

●	Aerospace and marine:

windows, doors, partitions, sun visors, skylights, and lateral cockpit windows;

●	Architectural:

commercial and residential windows, doors, skylights, and partitions for new construction, replacement, and retrofit applications.

●	Information Displays:

SPD-Smart light-control film combined with Transparent OLED displays and PDLC projection systems.

In addition to the product applications listed above, SPD-SmartGlass technology may also offer potential benefits in the development of new flat panel displays, light conservation panels, neonatal and other incubators, consumer electronics, eyewear, automotive exterior lighting systems, self-dimming automotive rear-view mirrors and other reflective information displays. However, such products need additional product design, engineering or testing before the commercial potential of such SPD-SmartGlass products can be determined.

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

Beginning in late 2011, higher volume sales of SPD products commenced with the launch by Daimler AG of the Magic Sky Control™ all glass roof option on their Mercedes-Benz SLK (subsequently renamed SLC). In early 2012, sales of the Magic Sky Control™ all glass roof option commenced on their Mercedes-Benz SL. In mid-2014, sales of the Magic Sky Control™ all glass roof option commenced on the new S-Class Coupe with other Mercedes-Benz S-Class variants began offering the Magic Sky Control™ all glass roof option in 2015 and 2016. These vehicles were discontinued at the end of their current model lifecycle. In the case of the SLC and SL roadsters, it is expected that the next version of the SL roadster might use a canvas roof instead of the current switchable and static tint glass roofs. It has not been announced whether plans for the next models of the S-Class and Maybach vehicles will include any switchable glass technology in the sunroofs or windows. Subsequent to introduction by Mercedes, other car makers such as McLaren, General Motors, Ferrari and others have introduced SPD-SmartGlass roofs and other products into serial production in various car models, and other new car models using SPD-SmartGlass technology are expected to enter into serial production based upon current development efforts that are underway between the Company’s licensees and these automakers. Increased volumes of products using SPD-SmartGlass technology are also expected in trains, boats, aircraft, and other transportation vehicles, in architectural applications, and in various forms of information displays for the consumer and transportation markets.

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

Employees:

On March 9, 2023, the Company had six full-time employees, two of whom are technical personnel, and the rest of whom perform legal, finance, marketing, investor relations, and administrative functions. Of these employees, one has obtained a doctorate in Chemistry and one has extensive industrial experience in electronics and electrical engineering. One employee also has a postgraduate degree in business administration, and one has a doctorate in jurisprudence. Also, the Company’s suppliers and licensees have people on their teams with advanced degrees in a number of areas relevant to the commercial development of products using the Company’s technology. The success of the Company is dependent upon, among other things, the services of its senior management, the loss of which could have a material adverse effect upon the prospects of the Company.

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

In January 2023, MarketsandMarkets issued Smart Glass Market by Technology Smart Glass Market by Technology (Suspended Particle Display, Electrochromic Glass, Liquid Crystals, Micro blinds, NanoCrystals, Photochromic and Thermochromic), Application, Control Mode and Geographic Analysis - Global Forecast to 2027.

This market research report concludes that the smart glass market is expected to grow from USD $5.0 billion in 2022 to reach USD $8.2 billion by 2027, with a growth rate of 10.4% between 2022 and 2027. Key conclusions in this report included:

●

Electrochromic technology to hold largest share of smart glass market during forecast period: Electrochromic technology held ~49% of the market in 2021—the largest share. This is attributed to the faster switching time of electrochromic glass from a clear to dark state and increasing investments in this technology.

●	The increased traction of electrochromic technology is primarily attributed to the benefits it offers in a sustainable building design. A majority of the top smart glass manufacturers are focusing on R&D to bring down the prices of smart glass without compromising on quality and thus achieve economies of scale.

●	Smart glass using electrochromic and SPD technologies is expected to witness huge demand in the coming years since the degree of customization is high in these two technologies, and the cost of these technologies is expected to drastically decrease.

●	Architecture is projected to register highest CAGR during the Forecast period by application. The marketability of a residential or commercial facility considerably depends on comfort, aesthetics or interior design, and eco-friendliness. Smart glass offers the architecture application energy efficiency and improved aesthetics. Smart glass products have inherent properties that help in market growth. The glare control property of smart glass eliminates unwanted glare from sunlight and can provide bright, clear, and customized lighting levels in the building. Smart glass is also used to adjust the heat levels in buildings. The self-cleaning property of smart glass offers users a superior experience at the low cost of maintenance.

●	Opportunity: Growing need for sustainable buildings. The world is becoming conscious of climate change, global warming, and its impact on the planet. The pandemic has also shown the need for green buildings and the benefit of having a sustainable living space. As part of the EU (European Union) Green Deal, the European Commission has set a target to make Europe a climate-neutral The EU also issued directives to member states like the “New Energy Performance in Building” in 2018 to promote sustainable buildings. continent by 2050, focusing on sustainable building and energy performance.

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

SPD technology is also the only commercially available light-control smart window technology known to have passed the stringent safety and durability tests required by the aviation industry and to have received a Supplemental Type Certificate (STC) from the Federal Aviation Administration. Today, SPD-Smart electronically dimmable windows are flying on over 40 models of various aircraft including those used in commercial aviation, general aviation and military aviation. SPD-Smart products have been selected by aircraft manufacturers as standard equipment on new production platforms including the Honda Aircraft HondaJet, Textron-Beechcraft King Air 250, 350i and C90GTx, Epic Aircraft E1000, and was selected for the One Aviation Eclipse 700, production of which is now discontinued. <One Aviation is now defunct and the 700 was not produced. Should we delete this?>

Architectural Market:

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

Hitachi Chemical sold its overall business to Showa Denko, and although sales of SPD film by Showa Denko continued through late 2022, it is expected that Showa Denko may reduce or discontinue the sale and branding of SPD film as part of the acquisition of Hitachi Chemical.

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

In January 2023, Research Frontiers, Gauzy Ltd. and their customers showed over 115 thousand attendees at this year’s CES new ways to benefit from SPD-SmartGlass.

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

Customers for Showa Denko’s and Gauzy’s SPD-Smart film are end-product licensees of Research Frontiers. These licensees receive the film, laminate it between glass or plastic substrates, and then fabricate end-products which are sold into various industries. Most end-product licensees pay Research Frontiers a royalty on the sale of these end-products that typically range from 10-15%.

Others

Other companies are currently licensed by Research Frontiers to sell SPD-Smart light-control film to licensees of Research Frontiers. None of these other companies has yet announced commercial SPD film for sale.

Transportation Vehicle Products:

SPD-SmartGlass is used extensively across many vehicle platforms in the transportation industry. With the use of SPD-SmartGlass light-control film, passengers and occupants in cars, boats, trains, RVs and other vehicles can instantly change the tint of their windows, sunroofs and other glazings to help keep out harsh sunlight and heat, and create an open-air feeling even when the window or sunroof is closed.

In October of 2022, Gauzy’s Vision Systems discussed their forty-one contracts with transportation OEM and Tier-1 suppliers using SPD-SmartGlass technology, summarized below:

●	Aerospace Contracts
	+ Helicopter Platforms	5 Contracts
	+ Aircraft Platforms	11 Contracts
	+ Aircraft Platforms: Airline (Retrofit)	1 Contract

●	Marine Contracts
	+ Sailing Yacht Platforms	3 Contracts
	+ Yacht Platforms	4 Contracts
	+ Cruise Ship Platforms	2 Contracts

●	Railway Contracts
	+ Railway Platforms	3 Contracts

●	Specialty Vehicle Contracts
	+ Specialty Vehicle Platforms	9 Contracts

●	Recreational Vehicle Contracts
	+ RV Platforms	3 Contracts

2.	SPD-Smart Automotive Products:

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

Automotive OEMs:

In 2011, Daimler AG began using SPD-SmartGlass technology in its Magic Sky Control™ panoramic glass roof as an option on its new Mercedes-Benz 2012 SLK. In 2012, Daimler AG began offering its Magic Sky Control™ panoramic glass roof as an option on its new Mercedes-Benz 2013 SL. These SPD products allow drivers and passengers to change the tint of the car roof from dark to clear quickly with a touch of a button. The SLK and SL are the first large-scale series production vehicles to offer SPD-SmartGlass. The Research Frontiers licensees involved with the production of the Magic Sky Control™ roof for the SLK and SL include Showa Denko, which manufactures the SPD-Smart light-control film in Japan. Automotive glass companies Nippon Sheet Glass in Japan and its subsidiary, Pilkington, in the UK and Germany then process and laminates Hitachi’s SPD film into the glass for the Magic Sky Control™ roof.

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

In January 2023, Research Frontiers, Gauzy Ltd. and their customers showed over 115 thousand attendees at the CES new ways to benefit from SPD-SmartGlass, at the prestigious automotive West Hall of the Las Vegas Convention Center. Exhibits included cutting edge LCG® (Light Control Glass) smart glass in applications for passenger vehicles, aircraft and trains, as well as Advanced Driver Assistance Systems (ADAS) / Camera Monitoring Systems (CMS) for long-body on-road vehicles. Innovative new products co-developed with industry-leading automotive and technology Tier 1 original equipment manufacturers (OEMs), such as BOS, LG Display, OSG, and Continental, made their North American debut in Gauzy’s booth to demonstrate how Gauzy delivers solutions to help OEMs achieve their goals. CES was not held in person in 2021 due to concerns about the global pandemic. In January 2022 Gauzy exhibited in the Smart City pavilion at CES various commercial applications for SPD-Smart film produced by Gauzy including electronically dimmable aircraft windows, dual-zone panoramic sunroofs, smart projection systems, and information displays that combine transparent OLED and SPD technology to turn windows into high definition information or entertainment displays that can operate in bright environments and instantly and automatically adjust to changing light conditions to produce a vibrant high-contrast display.

In January 2023, Oliver Zipse, Chairman of the Board of Management and CEO of BMW AG, delivered the opening automotive keynote address at the CES. During the address, BMW revealed the i VISION Dee vehicle to showcase how the future of mobility can merge the real and virtual worlds. An integral part of how this was done uses a sophisticated head-up display system utilizing SPD-SmartGlass in the windshield of the car. The full side and rear glass of the i VISION Dee also uses SPD-SmartGlass to enhance the passenger experience and the integration of real and virtual environments. BMW’s implementation of Gauzy and Research Frontiers technology makes this the first vehicle to showcase the full extent that smart glass can be utilized in a passenger vehicle for shading, privacy, and transparent displays, with smart glass being used in all the windows on the front, rear and sides of the vehicle.

In June 2022, Research Frontiers announced: “Cool and Coming Soon: Research Frontiers SPD-SmartGlass Technology in Cadillac CELESTIQ Electric Vehicle.” CELESTIQ’s full-glass roof is expected to be one of the first to feature a large four-quadrant panel of SPD-SmartGlass. Using Research Frontiers’ patented SPD-Smart light-control technology, each occupant of the vehicle can set their own level of roof transparency. The driver and front-seat passenger will enjoy a pillar-to-pillar freeform display with active privacy to help mitigate driver distraction, while rear-seat passengers have personalized entertainment screens. Console screens between seats in the front and back will separate individualized comfort settings from entertainment displays to minimize distractions. The Cadillac CELESTIQ will be built on GM’s Ultium Platform, the heart of the company’s EV strategy. The CELESTIQ will be the first production vehicle to be built at GM’s Global Technical Center.

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

Toyota debuted its FS Hybrid Concept at the 2011 Tokyo Motor Show in Tokyo, Japan. The FS Hybrid Concept demonstrated the use of SPD-Smart™ technology inside glass.

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

Features of SPD-SmartGlass electronically dimmable windows (“EDWs”) for motorcoaches include:

○	Different zones of an EDW can be independently controlled.

○	All EDWs can be controlled centrally with a master control, or automatically with light sensors.

○	The level of noise in the motorcoach is reduced.

○	The EDWs automatically turn to the darkest state when the motorcoach engine is off, keeping the interior cooler and offering lower air-conditioning consumption and greater energy savings.

○	An ergonomic SPD-Smart dimmable motorcoach sun visor increases safety.

○	The electronics are integrated into the EDW, which facilitates OEM and aftermarket installations.

●	October 2022:

At the NBAA trade show, Vision Systems discussed their SPD-SmartGlass contracts for transportation vehicles, which includes three recreational vehicle contracts.

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

5.	Rail Transport:

●	October 2022:

At the NBAA trade show, Vision Systems discussed their SPD-SmartGlass contracts for transportation vehicles, which includes three railway contracts.

●	September 2022:

●	At the InnoTrans trade show, Gauzy showcased its SPD T-OLED in cooperation with LG Display, the world’s industry-leading manufacturer of Transparent OLED, in a railway compliant Insulated Glass Unit (IGU). These use LG Display’s state-of-the-art 55” Transparent OLED display with Gauzy SPD for high contrast and vibrant advertising and messaging in shifting lighting conditions when SPD is tinted, or a transparent window when SPD is on (clear mode).

●	Also at InnoTrans, Gauzy showed the platinum concept, which Gauzy created for Talgo, the Spain-based railway OEM. They demonstrated a segmented SPD railway compliant IGU which allows passengers to instantly dim entire windows or specific areas for precise shading that increases visual and thermal comfort.
●	Also at InnoTrans, Rehau, in collaboration with Gauzy and Research Frontiers, presented as part of the major Deutsche Bahn (DB) “Ideas Train” exhibition. This is an SPD-SmartGlass window system for trains, enabling continuously variable shading of carriage windows. This DB innovation project demonstrates how continuously variable shading using SPD-SmartGlass technology can raise comfort and sustainability to a new level in the trains of the future.

●	February 2020

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

Innotrans, the leading international trade fair for transport technology, was the stage for the world premiere of new EDW solutions using SPD-SmartGlass technology. AGC and Vision Systems launched their respective latest generations of SPD-SmartGlass EDWs for the rail industry. In addition, Continental also new electronic control products for SPD-SmartGlass EDWs at the show.

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

Multiple aircraft manufacturers and their selected interiors installers have announced that they have selected SPD-Smart dimmable window products as standard or optional equipment for their production aircraft:

●	Honda Aircraft Company:

The HondaJet, with first delivery in December 2015, comes with SPD-Smart electronically dimmable windows as standard equipment on all passenger windows.

●	Textron-Beechcraft has SPD-Smart electronically dimmable windows as standard equipment on models of its King Air aircraft:

●	The King Air 250, with first delivery during 2015

●	The King Air 350i, with first delivery during 2015

●	The King Air C90GTx, with first deliveries during the first quarter of 2016

●	ONE Aviation announced the selection of SPD-Smart electronically dimmable windows for its Eclipse 700 platform, production of which is now discontinued.. <This OEM is defunct and the 700 was not produced. Should this be deleted? If it is, the first word of this section needs to change from “four” to “three>

●

Epic Aircraft’s E1000, with first delivery in February 2020, comes with SPD-Smart electronically dimmable windows as standard equipment on all passenger windows.

Airbus’ ACJ TwoTwenty, the A220 platform for private aircraft, will come with SPD-Smart windows. Airbus, as well as their selected completion center Comlux, feature the EDWs in promotional materials. Airbus shipped the first ACJ TwoTwenty to Comlux in January 2022, for the installation of the interior.

In October 2022, Daher showcased its TBM 960 aircraft at the NBAA show, which had SPD EDWs. The TBM 960 comes with SPD EDWs as standard equipment, which a Vision Systems partner publicly confirmed in February of 2023.

●	Dassault Aviation:

The Falcon 5X was scheduled to come with SPD-Smart electronically dimmable skylights as standard equipment. Subsequently, however, Dassault announced in December 2017 that it was terminating the Falcon 5X program and announced the launch of a new Falcon program featuring the same skylight as the Falcon 5X. This aircraft, the Falcon 6X is scheduled to enter into service in 2023.

Other aircraft manufacturers and their suppliers continue to develop and evaluate the use of SPD technology in their window systems. Aircraft manufacturers and SPD product suppliers have incorporated SPD-Smart electronically dimmable windows in mockups, with some of these mockups being exhibited at major aviation shows:

●	February 2023:

Vision Systems partner Verre Industrie published a news item promoting Vision Systems SPD EDW as standard equipment contract for the Daher TBM 960 aircraft. They noted, “Our partner Vision Systems has entrusted us with the manufacture of several hundred thin glasses X-Lite for dimmable windows to be fitted in series in Daher TBM 960 aircraft. This success rewards the joint efforts of recent years including the creation several prototypes before the launch in production.”

●	October 2022:

At the NBAA aircraft show, Vision Systems discussed their SPD-SmartGlass contracts for transportation vehicles, which includes five helicopter contracts, eleven aircraft contracts, and one airline retrofit contract.

●	June 2022:

At the 2022 Aircraft Interiors Expo, Vision Systems unveiled an “ambiance management system” for commercial and private aircraft. This system delivers the ideal atmosphere for each passenger with SPD electronically dimmable windows (EDWs), mood lighting, and large triple-window shades – and all elements of the system can be synchronized to provide an unparalleled passenger experience. Also at this show, Vision Systems unveiled new SPD EDW innovations, for first class and business class passengers on commercial airlines. This included a smart glass partition showing messages, images or videos such as traveling information or advertising. When nothing is displayed, this divider can remain transparent, or opaque (white or dark) to offer privacy between classes.

●	April 2022:

At the Sun ‘n Fun Expo in Florida, OEM Daher showed its TBM 960, which features EDWs. Aircraft EDWs using SPD technology instantly and precisely control the amount of light, glare and heat in the cabin.

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

In September 2016, Smartglass International announced that its Solar SmartGlass brand of SPD-SmartGlass has been selected for both new construction and retrofit projects. An example of a retrofit project is the University of Edinburgh’s historic McEwan Hall. The interior of this hall, built in 1897, is being refurbished. In an article on the Smartglass International website, the company indicates that its Solar SmartGlass “…will be retrofitted to the internal building walls to protect the beautiful paintings and features for many more years to come. The glass will increase the functionality of the space by allowing instant control over the amount of light entering the hall. Smartglass International will create bespoke solar switchable panels that will be fitted inside each of the 13 circular oculi, each more than 2 meters in diameter.”

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

In October 2022, at the NBAA trade show, Vision Systems discussed their SPD-SmartGlass contracts for marine platforms, which includes three sailing yacht contract, four yacht contracts, and 2 cruise ship contracts.

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

VariGuard SmartGlass marketing and exhibition activities include:

●	October 2018: In an inauguration ceremony presided over by the King and Queen of Sweden, the country’s Nationalmuseum reopened after a five-year $132 million renovation. The Nationalmuseum selected ArtRatio’s display case, engineered using VariGuard SmartGlass, to allow visitors to experience these objects while at the same time providing unprecedented protection against irreversible damage from exposure to light.

Some of the works being protected by the ArtRatio display case include:

●	Book of Hours, St. Christopher carrying the Christ Child, watercolor and gold on parchment, Spain, c1400.
●	Book of Hours, Arrest of Christ, watercolor and gold on parchment, France, c1500.
●	Ivory object, Christ on the Cross, France, c1350.
●	Book of Hours, St. Catherine and Kneeling Donor, watercolor and gold on parchment, Netherlands, c1430.
●	Book, The Hours of Giraldi-Guicciardini: The Rising of Lazarus; Death Carrying a Scythe; 1500-1525, Watercolor, gold on parchment, Italy.

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

Licensees of Research Frontiers that incorporate SPD technology into end-products will pay Research Frontiers a royalty of 5-15% of net sales of licensed products under license agreements currently in effect and may also be required to pay Research Frontiers fees and minimum annual royalties. Licensees that sell components (such as SPD emulsion or film) or lamination services to other licensees of Research Frontiers do not pay a royalty on such sale or service, and Research Frontiers will collect a royalty from the licensee incorporating these components into their own SPD-Smart end-products. Research Frontiers’ license agreements typically allow the licensee to terminate the license after some period of time and give Research Frontiers only limited rights to terminate before the license expires. The current licensees of Research Frontiers are listed on the Company’s website, and licenses granted by the Company are non-exclusive and generally last as long as Research Frontiers’ patents remain in effect. Due to their bankruptcy filings or other termination of their general business activities or for other reasons, the Company does not believe that Polaroid Corporation, Kerros Limited, ThermoView Industries, BRG Group, MDV, Hanamac, SPD Technologies, SPD Systems, and Film Technologies International are pursuing business activities with respect to SPD technology. The Company and SPD Control Systems agreed to terminate their license agreement in December 2014 which resulted in a grant back to Research Frontiers of certain rights in SPD Control Systems’ intellectual property. Some of the Company’s other licensees are currently inactive with respect to SPD technology, but may hereafter become active again. To date, the Company has not generated sufficient revenue from its licensees to profitably fund its operations other than a profit reported for the third quarter of 2021.

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

Liquid Crystal Technology:

To date, the main types of liquid crystal smart windows have been produced by Taliq Corp. (a subsidiary of Raychem Corp. which has since discontinued its liquid crystal operations and licensed its technology to others), Asahi Glass Co., Gauzy, Nippon Sheet Glass, Saint-Gobain Glass, iGlass Projects Pty Limited, Polytronix, Inc., DMDisplays, and 3M (which has also reportedly discontinued its liquid crystal film making operations). The first four companies listed above are also licensees of Research Frontiers for SPD-Smart technology. Liquid crystal windows only change from a cloudy, opaque milky-white to a clear state, are hazy when viewed at an angle and have no useful intermediate states. As compared to liquid crystal windows, SPD smart windows are expected to have some or all of the following advantages:

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

Excluding non-cash expenses of approximately $16,000 and $10,000, associated with the grant of stock options to the Company’s technical personnel, Research Frontiers incurred approximately $593,000 and $570,000 during the years ended December 31, 2022 and 2021, respectively, for research and development costs. Research Frontiers plans to engage in substantial continuing research and development activities to invest in future improvements in SPD light-control technology and to expand for its licensees the capabilities of SPD-Smart technology and the markets for SPD-Smart products.

Patents and Proprietary Information:

Research Frontiers continues to make substantial investments to develop, license and protect its intellectual property position. The Company has 14 United States and several hundred foreign patents in force. The Company’s United States patents expire at various dates from 2023 through 2037, while its foreign patents expire at various dates from 2023 through 2037.

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

Rights Plan:

In February 2013, the Company’s Board of Directors adopted a Stockholders’ Rights Plan (the “Rights Plan”) and declared a dividend distribution of one right (a “Right”) for each outstanding share of Company common stock to stockholders of record at the close of business on March 3, 2003 (“Record Time”) and authorized the issuance of one Right in respect of each share of Common Stock issued after the Record Time and prior to the Separation Time. The Rights Plan was readopted and extended in December 2022 until February 11, 2033.

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

Subject to certain exceptions listed in the Rights Plan, if a person or group has acquired beneficial ownership of, or commences a tender or exchange offer for, 15% or more of the Company’s common stock, unless redeemed by the Company’s Board of Directors, each Right entitles the holder (other than the acquiring person) to purchase from the Company $80 worth of common stock for $40. If the Company is merged into, or 50% or more of its assets or earning power is sold to, the acquiring company, the Rights will also enable the holder (other than the acquiring person) to purchase $80 worth of common stock of the acquiring company for $40. During 2022, the Company extended the expiration of The Rights which will now expire at the close of business on February 11, 2033, unless the Rights Plan is extended by the Company’s Board of Directors or unless the Rights are earlier redeemed by the Company at a price of $.0001 per Right. The Rights are not exercisable during the time when they are redeemable by the Company.

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

Source and Need for Capital.

As of December 31, 2022, we had approximately $4.2 million in cash and cash equivalents.

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

As of December 31, 2022, the Company had cash and cash equivalents of approximately $4.2 million, working capital of $4.6 million and total shareholders’ equity of $4.8 million. Our quarterly projected cash flow shortfall, based on our current operations, adjusted for any non-recurring cash expenses and adjusted for additional royalties expected to be received for use of our products in new production, for the next 12 months, is approximately $200,000 per quarter. We may eliminate some operating expenses in the future, which will further reduce our cash flow shortfall if needed. Based on these assumptions, we currently expect to have sufficient working capital for more than the next 5 years of operations.

History of Operating Losses.

We have experienced net losses from operations, and we may continue to incur net losses from operations in the future. We have incurred substantial costs and expenses in researching and developing our SPD technology. As of December 31, 2022, we had an accumulated deficit of $122.4 million since our inception. Our net loss was $2.7 million in 2022 and $1.8 million in 2021, (which includes non-cash accounting charges in 2022 and 2021 of $0.2 million and $0.2 million, respectively, resulting from the expensing of grants of stock options).

We may not generate sufficient cash flows to cover our operating expenses.

As noted above, we have incurred recurring losses since inception and expect to continue to incur losses as a result of costs and expenses related to our research and continued development of our SPD technology and our corporate general and administrative expenses. Our limited capital resources and operations to date have been substantially funded through sales of our common stock, exercise of options and warrants and royalty fees collected. As of December 31, 2022, we had working capital of approximately $4.6 million, cash and cash equivalents of approximately $4.2 million, shareholders’ equity of approximately $4.8 million and an accumulated deficit of $122.4 million. In the event that we are unable to generate sufficient cash from our operating activities or raise additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects.

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

During 2022, four licensees accounted for 28%, 23%, 13% and 11%, respectively, of fee income recognized for the year. During 2021, four licensees accounted for 20%, 18%, 18% and 12%, respectively, of fee income recognized for the year. The loss of all or a substantial portion of the fee income from any of these customers (or certain other significant customers) could have a material adverse effect on our business, financial condition, and/or results of operations.

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

If we identify material weaknesses or significant deficiencies in our internal controls or disclosure controls, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. If our financial statements are not filed on a timely basis, we could be subject to adverse action by shareholders, Nasdaq, the SEC or other regulatory authorities. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. In addition, we may incur additional costs to remediate material weaknesses or significant deficiencies in our internal control over financial reporting.

We cannot assure you that a material weakness will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

The Company currently occupies approximately 9,500 square feet of space at an annual rent which, in 2022 was approximately $183,000, for its executive office, research facility and SPD-Smart Glass Design Center at 240 Crossways Park Drive, Woodbury, New York 11797 under a lease expiring March 31, 2025. The Company believes that its space, including its laboratory facilities, is adequate for its present needs.

ITEM 3.	LEGAL PROCEEDINGS

There are no legal proceedings pending by or against the Company required to be reported under this Item 3.

ITEM 4.	MINE SAFETY DISCLOSURES

N/A

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

(1)	The Company’s common stock is traded on the NASDAQ Capital Market under the symbol “REFR”. As of March 8, 2023, there were 33,509,287 shares of common stock outstanding.

(2)	The following table sets forth the range of the high and low selling prices (as provided by the National Association of Securities Dealers) of the Company’s common stock for each quarterly period within the past two fiscal years:

Quarter Ended	Low	High

March 31, 2021	$2.65	$5.66
June 30, 2021	2.01	3.15
September 30, 2021	1.76	3.18
December 31, 2021	1.65	2.63

March 31, 2022	$1.34	$2.45
June 30, 2022	1.51	2.29
September 30, 2022	1.55	2.85
December 31, 2022	1.83	2.53

These quotations may reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

(b) Approximate Number of Security Holders

As of March 8, 2023, there were approximately 312 holders of record of the Company’s common stock and the closing price of our common stock was $1.80 per share. The Company estimates that there are approximately 7,100 beneficial holders of the Company’s common stock.

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

Revenues were negatively impacted since 2020 due to delays in manufacture of products using our technology. Most of the products using our technology are manufactured by licensees overseas in Europe and Asia who have been similarly affected by the pandemic. The disruption caused by public health crises, such as COVID-19, could result in lower levels of sale activity for products using our technology resulting in lower level of royalties owed to us from the sale of these products. The duration of the potential business disruptions and related financial impact cannot be reasonably estimated at this time, but could materially adversely affect our business, financial condition, results of operations, and cash flows.

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

In 2022 and 2021, the Company received royalty revenues from sales of SPD-SmartGlass products for various car models that were accretive to the Company’s royalty revenue. Production efficiencies are expected to continue and accelerate with the introduction of the higher vehicle production volumes for various car models going forward, and the Company expects that lower pricing per square foot of the Company’s technology could expand the market opportunities, adoption rates, and revenues for its technology in automotive and non-automotive applications. The Company expects to generate additional royalty income from the near-term introduction of additional new car and aircraft models from other OEMs (original equipment manufacturers), continued growth of sales of products using the Company’s technology for the marine industry in yachts and other watercraft, in trains, in museums, and in larger architectural projects.

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

Year ended December 31, 2022 Compared to the Year ended December 31, 2021

The Company’s fee income from licensing activities for the year ended December 31, 2022 was $536,686 compared to $1,263,034 for the year ended December 31, 2021. This decrease in fee income was the result of the timing of payments and new and amended license agreements entered into in 2021 and was predominantly from one-time settlements from two licensees for royalty payments due, as well as for a current special government contract in the automotive area. Without these one-time events, fee income in 2022 would have been comparable to fee income in 2021. The Company expects revenue in all market segments to further increase as new car models and other products using the Company’s SPD-SmartGlass technology are introduced into the market.

Operating expenses increased by $33,840 for the year ended December 31, 2022 to $2,555,689 from $2,521,849 for the year ended December 31, 2021. The increase is the result of higher bad debt expense ($80,000) as well as higher payroll and related costs ($80,000) and higher insurance costs ($13,000) partially offset by lower legal ($80,000) and patent ($57,000) costs. Operating expenses include non-cash charges for options granted to employees and directors of $216,000 and $207,000 in 2022 and 2021, respectively

Research and development expenditures increased by $29,127 for the year ended December 31, 2022 to $609,127 from $580,000 for the year ended December 31, 2022. This increase was the result of higher allocated insurance costs ($12,000) as well as higher payroll and related costs ($10,000) and higher allocated facility costs ($3,000). Research and development costs include non-cash charges for options granted to employees of $16,000 and $10,000 in 2022 and 2021, respectively.

The Company’s net investment loss for the year ended December 31, 2022 was $44,219 as compared to $7,537 for the year ended December 31, 2021. This difference was primarily due to changes in market interest rates and the sale of marketable securities to convert them into cash and cash equivalents resulting in a loss.

No income tax benefit or expense was recorded for the years ended December 31, 2022 and 2021.

As a consequence of the factors discussed above, the Company’s net loss was $2,669,349 ($0.08 per common share) for the year ended December 31, 2022 as compared to $1,846,352 ($0.06 per common share) for the year ended December 31, 2021.

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

During 2022, the Company’s cash and cash equivalents balance increased by $3,960,952 principally as a result of cash generated from the sale of common stock and warrants of $3,450,000 as well as cash generated from the sale of marketable securities of $2,694,968 partially offset by cash used for operations of $2,182,745 and cash used for the purchase of property and equipment of $1,271. At December 31, 2022, the Company had cash and cash equivalents of $4.2 million, working capital of $4.6 million and total shareholders’ equity of $4.8 million. Our quarterly projected cash flow shortfall, based on our current operations, adjusted for any non-recurring cash expenses for the next 12 months and adjusted for additional royalties expected to be received for use of our products in new production, for the next 12 months, is approximately $200,000 per quarter. We may eliminate some operating expenses in the future, which will further reduce our cash flow shortfall if needed. Based on these assumptions, we currently expect to have sufficient working capital for more than the next 5 years of operations.

The Company expects to use its cash to fund its research and development of SPD light valves, its expanded marketing initiatives, and for other working capital purposes. The Company believes that its current cash and cash equivalents would fund its operations for more than the next five years. There can be no assurances that expenditures will not exceed the anticipated amounts or that additional financing, if required, will be available when needed or, if available, that its terms will be favorable or acceptable to the Company. The eventual success of the Company and generation of positive cash flow will be dependent upon the extent of commercialization of products using the Company’s technology by the Company’s licensees and payments of continuing royalties on account thereof. To date the Company has not generated sufficient revenue from its licensees to fully fund its operations.

During 2021, the Company’s cash and cash equivalents balance decreased by $4,502,741 principally as a result of cash used for the purchase of marketable securities of $3,433,633 and cash used for operations of $1,804,293 and cash used for the purchase of property and equipment of $1,077 partially offset by cash generated from the exercise of options and warrants of $86,262 and cash generated from the sale of marketable securities of $650,000. At December 31, 2021, the Company had cash and cash equivalents of $3.0 million, working capital of $3.7 million and total shareholders’ equity of $3.8 million.

Inflation

The Company does not believe that inflation has a significant impact on its business.

Contractual Obligations:

The Company has operating leases for certain facilities and equipment with a weighted average remaining lease term of 2.2 years as of December 31, 2022. The maturities over time of the operating lease obligations as of December 31, 2022 were as follows:

December 31, 2022
Year 1	$217,000
Years 2-3	278,000
Years 4-5	-
Thereafter	-
Total lease payments	$495,000

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and acting interim Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, the Company’s Chief Executive Officer and acting interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s periodic SEC filings. Our Chief Executive Officer and acting interim Chief Financial Officer has concluded that as of December 31, 2022 our disclosure controls and procedures are designed, and are effective, to ensure that information required to be disclosed by our Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the commission’s rules and forms, and are also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and acting interim Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of our management, including our Chief Executive Officer and acting interim Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013), or the COSO Framework. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Acting Interim Chief Financial Officer concluded that, as of such date, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting because such attestation report is not required by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting

There were no changes to controls during the three months ended December 31, 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The other information required by this Item 10 is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Commission on or before April 28, 2023.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Commission on or before April 28, 2023. Notwithstanding anything to the contrary set forth herein or in any of the Company’s past or future filings with the SEC that might incorporate by reference the Company’s definitive Proxy Statement, in whole or in part, the report of the compensation committee and the stock price performance graph contained in such definitive Proxy Statement shall not be incorporated by reference into this Annual Report on Form 10-K or in any other such filings.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Commission on or before April 28, 2023.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Commission on or before April 28, 2023.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is CohnReznick LLP, Melville, NY, Auditor Firm ID No: 596. The information required by this Item 14 is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Commission on or before April 28, 2023.

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

(a)(3)	Exhibits

3.1	Restated Certificate of Incorporation of the Company. Previously filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994, and incorporated herein by reference.

3.2	Amended and Restated Bylaws of the Company. Previously filed as Exhibit 99.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.

4.1	Form of Common Stock Certificate. Previously filed as an Exhibit to the Company’s Registration Statement on Form S-18 (Reg. No. 33-5573NY), declared effective by the Commission on July 8, 1986, and incorporated herein by reference.

4.2	Restated and amended Stockholder Protection Rights Agreement between Research Frontiers Incorporated and Continental Stock Transfer & Trust Company, as Rights Agent, dated February 11, 2023 - Filed herewith.

4.3

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

Dated: March 9, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Position	Date

/s/ Darryl Daigle	Director	March 9, 2023
Darryl Daigle

/s/ Joseph M. Harary	Director, President, CEO and Acting Interim CFO	March 9, 2023
Joseph M. Harary

/s/ Alexander Kaganowicz	Director	March 9, 2023
Alexander Kaganowicz

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Research Frontiers Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Research Frontiers Incorporated (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical matters.

/s/ CohnReznick LLP

We have served as Research Frontiers Incorporated’s auditor since 2019.

Melville, New York

March 9, 2023

RESEARCH FRONTIERS INCORPORATED

Consolidated Balance Sheets

December 31, 2022 and 2021

	December 31, 2022	December 31, 2021

Assets
Current assets:
Cash and cash equivalents	$4,230,916	$269,964
Marketable securities	-	2,755,111
Royalties receivable, net of reserves of $1,158,450 in 2022 and $1,016,678 in 2021, respectively	589,599	831,636
Prepaid expenses and other current assets	100,973	92,931
Total current assets	4,921,488	3,949,642

Fixed assets, net	65,388	92,954
Operating lease ROU assets	323,509	469,824
Deposits and other assets	56,066	33,567
Total assets	$5,366,451	$4,545,987

Liabilities and Shareholders’ Equity

Current liabilities:
Current portion of operating lease liability	$196,405	$182,091
Accounts payable	71,079	66,460
Accrued expenses and other	34,379	49,385
Total current liabilities	301,863	297,936

Operating lease liability, net of current portion	267,723	464,128
Total liabilities	569,586	762,064

Shareholders’ equity:
Common stock, par value $0.0001 per share; authorized 100,000,000 shares, issued and outstanding 33,150,396 in 2022 and 31,650,396 in 2021	3,315	3,165
Additional paid-in capital	127,150,027	123,467,886
Accumulated deficit	(122,356,477)	(119,687,128)
Total shareholders’ equity	4,796,865	3,783,923

Total liabilities and shareholders’ equity	$5,366,451	$4,545,987

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Consolidated Statements of Operations

Years ended December 31, 2022 and 2021

	2022	2021

Fee income	$539,686	$1,263,034

Operating expenses	2,555,689	2,521,849
Research and development	609,127	580,000
Total expenses	3,164,816	3,101,849

Operating loss	(2,625,130)	(1,838,815)

Net investment loss	(44,219)	(7,537)

Net loss	$(2,669,349)	$(1,846,352)

Basic and diluted net loss per common share	$(0.08)	$(0.06)

Weighted average number of common shares outstanding	32,070,233	31,646,520

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Consolidated Statements of Shareholders’ Equity

Years ended December 31, 2022 and 2021

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2021	31,575,786	$3,158	$123,164,623	$(117,840,776)	$5,327,005

Exercise of options	74,610	7	86,255	-	86,262
Share-based compensation	-	-	217,008	-	217,008
Net loss	-	-	-	(1,846,352)	(1,846,352)
Balance, December 31, 2021	31,650,396	3,165	123,467,886	(119,687,128)	3,783,923

Share based compensation	-	-	232,291	-	232,291
Issuance of common stock and warrants	1,500,000	150	3,449,850	-	3,450,000
Net loss	-	-	-	(2,669,349)	(2,669,349)
Balance, December 31, 2022	33,150,396	$3,315	$127,150,027	$(122,356,477)	$4,796,865

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Consolidated Statements of Cash Flows

Years ended December 31, 2022 and 2021

	2022	2021
Cash flows from operating activities:
Net loss	$(2,669,349)	$(1,846,352)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	28,837	29,895
Realized loss on marketable securities	60,143	-
Unrealized loss on marketable securities	-	28,522
Share-based compensation	232,291	217,008
Bad debts	141,772	44,476
ROU asset amortization	146,315	146,618
Change in assets and liabilities:
Royalty receivables	100,266	(277,819)
Prepaid expenses and other assets	(30,542)	(36,420)
Accounts payable and accrued expenses	(10,387)	56,156
Operating lease liability	(182,091)	(166,377)
Net cash used in operating activities	(2,182,745)	(1,804,293)

Cash flows from investing activities:
Purchases of fixed assets	(1,271)	(1,077)
Purchases of marketable securities	-	(3,433,633)
Sales of marketable securities	2,694,968	650,000
Net cash used in investing activities	2,693,697	(2,784,710)

Cash flows from financing activities:
Net proceeds from exercise of options and warrants	-	86,262
Proceeds from issuance of common stock and warrants	3,450,000	-
Net cash provided by financing activities	3,450,000	86,262

Net increase (decrease) in cash and cash equivalents	3,960,952	(4,502,741)

Cash and cash equivalents at beginning of year	269,964	4,772,705
Cash and cash equivalents at end of year	$4,230,916	$269,964

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Notes to Consolidated Financial Statements

(1) Business and Basis for Presentation

Research Frontiers Incorporated (“Research Frontiers” or the “Company”) operates in a single business segment which is engaged in the development and marketing of technology and devices to control the flow of light. Such devices, often referred to as “light valves” or suspended particle devices (“SPDs”), use colloidal particles that are either incorporated within a liquid suspension or a film, which is usually enclosed between two sheets of glass or plastic having transparent, electrically conductive coatings on the facing surfaces thereof. At least one of the two sheets is transparent. SPD technology, made possible by a flexible light-control film invented by Research Frontiers, allows the user to instantly and precisely control the shading of glass/plastic manually or automatically. SPD technology has numerous product applications, including SPD-Smart™ windows, sunshades, skylights and interior partitions for homes and buildings; automotive windows, sunroofs, sun visors, sunshades, rear-view mirrors, instrument panels, heads up displays and navigation systems; aircraft windows; museum display panels; eyewear products; and flat panel displays for electronic products. SPD-Smart light control film is now being developed for, or used in, architectural, automotive, marine, aerospace and appliance applications.

The Company has primarily utilized its cash, cash equivalents, and investments generated from sales of our common stock, proceeds from the exercise of options and warrants, and royalty fees collected to fund its research and development of SPD light valves, for marketing initiatives, and for other working capital purposes. The Company’s working capital and capital requirements depend upon numerous factors, including the results of research and development activities, competitive and technological developments, the timing and cost of patent filings, and the development of new licensees and changes in the Company’s relationships with its existing licensees. The degree of dependence of the Company’s working capital requirements on each of the foregoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements; the addition of new licensees may provide additional working capital or working capital requirements, and changes in relationships with existing licensees would have a favorable or negative impact depending upon the nature of such changes. We have incurred recurring losses since inception and expect to continue to incur losses as a result of costs and expenses related to our research and continued development of our SPD technology and our corporate general and administrative expenses. Our limited capital resources and operations to date have been substantially funded through sales of our common stock, exercise of options and warrants and royalty fees collected. As of December 31, 2022, we had working capital of approximately $4.6 million, cash and cash equivalents of approximately $4.2 million, shareholders’ equity of approximately $4.8 million and an accumulated deficit of approximately $122.4 million. Our quarterly projected cash flow shortfall, based on our current operations, adjusted for any non-recurring cash expenses and adjusted for additional royalties expected to be received for use of our products in new production, for the next 12 months, is approximately $200,000 per quarter. We may eliminate some operating expenses in the future, which will further reduce our cash flow shortfall, if needed. Based on these assumptions, we currently expect to have sufficient working capital for at least 12 months from the issuance of these financial statements.

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

Since 2020 revenues have been negatively impacted due to delays in manufacture of products using our technology. Most of the products using our technology are manufactured by licensees overseas in Europe and Asia who have been similarly affected by the pandemic. The disruption caused by public health crises, such as COVID-19, could result in lower levels of sale activity for products using our technology resulting in lower level of royalties owed to us from the sale of these products. The duration of the potential business disruptions and related financial impact cannot be reasonably estimated at this time, but could materially adversely affect our business, financial condition, results of operations, and cash flows.

Certain amounts in the accompanying December 31, 2021 statements of cash flows have been reclassified to conform with the December 31, 2022 presentation.

(2) Summary of Significant Accounting Policies

(a) Cash and Cash Equivalents

The Company considers securities purchased with original maturities of three months or less to be cash equivalents. Cash equivalents consist of short-term investments in money market accounts at December 31, 2022 and 2021.

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. FDIC insurance coverage is $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits. Amounts on deposit in excess of federally insured limits at December 31, 2022 and 2021 are approximately $2.7 million and $0, respectively.

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

At December 31, 2022, the Company invested only in investments qualified as cash and cash equivalents. During the year ended December 31, 2022, the Company incurred a realized loss on the sale of marketable securities of $60,143. At December 31, 2021 all investments are Level 1 and were classified as trading and consisted of the following:

		December 31, 2021
		Value of trading
	Investment	Investments

Mutual Funds	Putnam Short Duration Bond	$1,972,736
	Putnam Ultra Short Duration Income	782,375

		$2,755,111

	Unrealized loss	$28,522

(c) Royalties Receivable

Royalties receivable from licensees are recorded at the amounts specified within the license agreements when the collectability of the receivable is reasonably assured. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing royalties receivable. The Company determines the allowance based on historical write-off experience as well as the current status of the Company’s customers. The Company reviews its allowance for doubtful accounts periodically. Past due accounts are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2022, one company accounted for 14% of the Company’s outstanding receivables. As of December 31, 2021, two companies accounted for 14% and 11% of the Company’s outstanding receivables.

(d) Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets.

(e) Revenue Recognition/Fee Income

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). The standard provides a single comprehensive revenue recognition model for all contracts with customers and supersedes existing revenue recognition guidance. The revenue standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services.

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

As of December 31, 2022, the Company has one license agreement that are in its initial multiyear term (“Initial Term”) with continuing performance obligations going forward. The Initial Term of this agreement will end as of December 31, 2024, The Company currently expects this agreement will renew annually at the end of the Initial Term. As of December 31, 2022, the aggregate amount of the revenue to be recognized upon the satisfaction of the remaining performance obligations for this license agreements is $123,000. The revenue for the remaining performance obligations for this license agreement is expected to be recognized evenly throughout the remaining period of the Initial Term.

For the years ended December 31, 2022 and 2021, the Company entered into a number of license agreements covering its light control technology. The Company received minimum annual royalties under certain license agreements and recorded fee income based on ASC 606 revenue recognition each quarter. In instances when sales of licensed products by its licensees exceed minimum annual royalties, the Company recognized additional fee income as the amounts have been earned. Certain of the fees are accrued by, or paid to, the Company in advance of the period in which they are earned resulting in deferred revenue. Such excess amounts are recorded as deferred revenue and are typically recognized as fee income when earned. As of December 31, 2022 and 2021, there was no balance in deferred revenue.

Fee income represents amounts earned by the Company under various license and other agreements relating to technology developed by the Company. During 2022, four licensees accounted for 28%, 23%, 13% and 11% of fee income recognized during the year. During 2021, four licensees accounted for 20%, 18%, 18% and 12% of fee income recognized during the year.

(f) Basic and Diluted Loss Per Common Share

Basic loss per share excludes any dilution. It is based upon the weighted average number of common shares outstanding during the period. Dilutive loss per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company’s dilutive loss per share equals basic loss per share for each of the years in the two-year period ended December 31, 2022 because all potentially dilutive securities (i.e., options and warrants) were antidilutive in those periods. The number of options and warrants that were not included because their effect is antidilutive was 4,146,951 and 2,599,701 for 2022 and 2021, respectively.

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

In accordance with ASC Topic 740, we recognize tax benefits only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in tax returns that do not meet these recognition and measurement standards. We classify accrued interest and penalties related to any unrecognized tax benefits in our income tax provision. At December 31, 2022 and 2021, we do not have accrued interest and penalties related to any unrecognized tax benefits. We do not believe we have any uncertain tax positions as of December 31, 2022 and 2021.

The tax years subject to examination by major tax jurisdictions include the years 2017 and forward by the U.S. Internal Revenue Service and certain states. The Company is not currently being audited by any tax jurisdiction.

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

In connection with employee and director stock options, the Company charged to compensation expense $232,291 and $217,008 during the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, these awards were fully vested. In lieu of higher cash compensation, the Company has granted warrants and non-employee options to consultants. These warrants and non-employee options vested fully on the date of grant. There were no such charges for the year ended December 31, 2022 and 2021.

(l) Restricted Stock

Compensation cost for restricted stock is measured using the quoted market price of the Company’s common stock at the date the common stock is granted. The compensation cost is recognized over the period between the issue date and the vesting period for such shares. Restricted stock is included in total common shares outstanding upon the lapse of any vesting conditions.

(m) Impairment of Long-Lived Assets

The Company reviews long-lived assets to determine whether an event or change in circumstances indicates the carrying value of the asset may not be recoverable. The Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets and any historical or future profitability measurements, as well as other external market conditions or factors that may be present. There was no impairment of long-lived assets recorded during 2022 and 2021.

(n) Fair Value Measurements

As of December 31, 2022 and 2021, the fair value of the Company’s financial assets and non-warrant liabilities including cash and cash equivalents, marketable securities, royalties receivable, accounts payable and accrued expenses approximated carrying value due to the short-term maturity of these instruments.

(o) Recent Accounting Pronouncements

New Accounting Standards

The Company believes that no new accounting standards that are not yet effective will have a material effect on the Company’s consolidated financial statements.

(3) Fixed Assets

Fixed assets and their estimated useful lives as of December 31, 2022 and 2021 are as follows:

	2022	2021	Estimated useful life

Equipment and furniture	$1,392,365	$1,391,094	5 years
Trade show materials	775,654	775,654	5 years
Autos	53,764	53,764	5 years
			Life of lease or estimated
Leasehold improvements	584,967	584,967	life of asset if shorter
	2,806,750	2,805,479

Less accumulated depreciation
and amortization	(2,741,362)	(2,712,525)
	$65,388	$92,954

(4) Accrued Expenses and Other

Accrued expenses consist of the following at December 31, 2022 and 2021:

	2022	2021
Payroll, bonuses and related benefits	$29,219	$45,725
Professional services	4,800	3,300
Other	360	360
	$34,379	$49,385

(5) Income Taxes

Since inception, the Company has incurred losses from operations and as a result has not recorded income tax expense. Benefits related to net operating loss carryforwards and deferred items have been fully reserved because it is not more likely than not that the Company will achieve profitable operations. The difference between the total income taxes at the federal statutory rate for each of the years ended December 31, 2022 and 2021 and the fact that no income tax benefit was recorded in each of these years is attributable to the change in the valuation allowance recorded in each year.

The Tax Cuts and Jobs Act of 2017 (“TCIA”) amended IRC Section 174 to require capitalization of all research and development (“R&D”) costs incurred in tax years beginning after December 31, 2021. These costs are required to be amortized over five years if the R&D activities are performed in the U.S., or over 15 years if the activities were performed outside the U.S. For tax reporting purposes, the Company capitalized $609,000 of R&D expenses incurred as of December 31, 2022.

On August 16, 2022, the Inflation Reduction Act (“IRA”) was signed into law in the United States. Among other provisions, the IRA includes a 15% corporate minimum tax rate which applies to certain large corporations and a 1% excise tax on corporate stock repurchases made after December 31, 2022. We do not expect the IRA to have a material impact on our consolidated financial statements.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2022 and 2021 are presented below:

	2022	2021
Deferred tax assets:
Depreciation	$109,000	$106,000
Allowance for bad debts	248,000	218,000
Net operating loss carry-forwards	13,561,000	14,114,000
Stock option expense	334,000	355,000
Research and other credits	891,000	945,000
Lease liability	99,000	138,000
Amortization	130,000	-
Total gross deferred tax assets	15,372,000	15,876,000

Deferred tax liabilities:
Lease liability	69,000	101,000
Other temporary differences	-	22,000
Total gross deferred tax liabilities	69,000	123,000

Valuation allowance	(15,303,000)	(15,753,000)
Net deferred tax	$-	$-

The reconciliation of the income tax expense (benefit) computed at the federal statutory tax rates to income tax expense (benefit) is as follows:

	2022	2021

Income tax provision at federal statutory rate	$(561,000)	$(388,000)
Expired carryforwards and other	1,011,000	1,079,000
Valuation allowance	(450,000)	(691,000)
	$-	$-

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

At December 31, 2022, the Company had net operating loss carryforwards for federal income tax purposes of approximately $63,370,000. Net operating loss carryforwards accumulated through December 31, 2017 of approximately $52,927,000 will expire in varying amounts from 2023 through 2037. Net operating losses generated since 2018, totaling approximately $10,443,000, will carry forward indefinitely, but cannot offset more than 80 percent of taxable income. Research and other credit carryforwards of approximately $891,000 are available to the Company to reduce income taxes payable in future years principally through 2040. The Company’s ability to utilize its net operating loss carryforwards and its current year tax credits in future periods could be subject to the 382 limitation. The Company will need to complete an analysis to determine whether its net operating losses are subject to the 382 limitation.

(6) Shareholders’ Equity

(a) Common Stock and Warrants

During 2021, the Company received proceeds of $86,262 and issued 74,610 shares of common stock in connection with the exercise of outstanding options and warrants. In addition, during February 2023, the Company received proceeds of $484,503 and issued 358,891common shares in connection with the exercise of outstanding warrants.

On September 16, 2022, the Company entered into subscription agreements from a group of private accredited investors to sell them 2.0 million shares of common stock of the Company at a price of $2.30 per share (which represents the closing market price of the Company’s common stock on September 14, 2022 which was the date that the transaction was agreed to). As of December 31, 2022, the Company received $3,450,000 under these subscription agreements and has issued 1,500,000 common shares and issued 1,500,000 warrants. In addition, the Company expects to receive the remaining $1,150,000 under these subscription agreements in March, 2023. The shares were issued to the investors in a private placement and, along with the shares issued in connection with the exercise of any warrants in the future, are not registered and therefore currently subject to at least a six-month holding period by the investor.

(b) Options and Warrants

(i) Employee Options

In 2019, the shareholders approved the Company’s 2019 Equity Incentive Plan, which provides for the granting of both incentive stock options at the fair market value at the date of grant and nonqualified stock options at the fair market value at the date of grant to employees or non-employees who, in the determination of the Board of Directors, have made or may make significant contributions to the Company in the future. The Company may also award stock appreciation rights, restricted stock, or restricted stock units under this plan. The Company initially reserved 1,400,000 shares of its common stock for issuance under this plan, and 307,500 options and other awards were available for issuance under this plan as of December 31, 2022.

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

The Company granted 178,000 fully vested options during 2022 and recorded share-based compensation of $232,291. The Company granted 198,000 fully vested options during 2021 and recorded share-based compensation of $217,008. The Company valued these grants using the Black-Scholes option pricing model with the following weighted average assumptions:

	2022	2021

Fair value on grant date	$1.31	$1.10
Expected dividend yield	-	-
Expected volatility	81%	79%
Risk free interest rate	3.99%	1.26%
Expected term of the option	5 years	5 years

Activity for stock options is summarized below:

	Number of Shares Subject to Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Balance at January 1, 2021	1,297,260	$4.09	5.8	$142,885

Granted	198,000	$1.72
Cancelled	(155,050)	$5.38
Exercised	(140,500)	$2.48
Balance at December 31, 2021	1,199,710	$3.67	5.7	$21,870

Granted	178,000	$1.95
Cancelled	(130,750)	$4.91
Exercised	-	$-
Balance at December 31, 2022	1,246,960	$3.35	5.8	$67,510

All options are exercisable at December 31, 2022.

(ii) Warrants and Non-Employee Options

Activity in warrants is summarized below:

	Number of Shares Underlying Warrants Granted	Weighted Average Exercise Price

Balance at January 1, 2021	1,399,991	$2.27

Exercised	-
Terminated	-
Issued	-
Balance at December 31, 2021	1,399,991	$2.27

Exercised	-
Terminated	-
Issued	1,500,000	2.76
Balance at December 31, 2022	2,899,991	$2.52

In lieu of cash compensation, the Company has granted warrants to investors and non-employee options to consultants. These warrants and non-employee options vested ratably over various terms ranging from 12 to 59 months. The non-employee options are valued at fair value at the time that the related services are provided using the Black-Scholes option valuation model and marked to market quarterly using the Black-Scholes option valuation model. There are 2,899,991 warrants issued to investors that are outstanding that are accounted for as equity.

Warrants and non-employee options generally expire in five years from the date of issuance. At December 31, 2022, all warrants and non-employee options outstanding were exercisable.

(c) Restricted Stock Grants

During 2022 and 2021, the Company did not issue restricted stock to its directors and employees.

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

(8) Commitments

The Company has an employment agreement with its chief executive officer which provides for an annual base salary of $500,000 for calendar year 2023. This employment agreement has an evergreen provision that extends the term by one year on the expiration date unless either the Company or the employee has given notice that they will not be renewing the agreement upon the expiration of its term.

The Company has a defined contribution profit sharing (401k) plan covering employees who have completed one year of service. Contributions are made at the discretion of the Company. The Company did not make any contributions to this plan for 2022 or 2021.

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

The Company has operating leases for certain facilities, vehicles and equipment with a weighted average remaining lease term of 2.2 years as of December 31, 2022. Operating leases are included in right of use lease assets, other current liabilities and long-term lease liabilities on the consolidated balance sheet. Right of use lease assets and liabilities are recognized at each lease’s commencement date based on the present value of its lease payments over its respective lease term. The Company does not have an established incremental borrowing rate as it does not have any debt. The Company uses the stated borrowing rate for a lease when readily determinable. When the interest rate implicit in its lease agreements is not readily determinable, the Company uses an interest rate based on the marketplace for public debt. The weighted average discount rate associated with operating leases as of December 31, 2022 is 5.5%.

Maturities of operating lease liabilities as of December 31, 2022 were as follows:

December 31, 2022
Year 1	$217,000
Years 2-3	278,000
Years 4-5	-
Thereafter	-
Total lease payments	495,000
Less: imputed lease interest	(30,872)
Present value of lease liabilities	$464,128

(9) Rights Plan

In February 2013, the Company’s Board of Directors adopted a Stockholders’ Rights Plan (the “Rights Plan”) and declared a dividend distribution of one right (a “Right”) for each outstanding share of Company common stock to stockholders of record at the close of business on March 3, 2003 (“Record Time”) and authorized the issuance of one Right in respect of each share of Common Stock issued after the Record Time and prior to the Separation Time. The Rights Plan was readopted and extended in December 2022 until February 11, 2033.

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

Subject to certain exceptions listed in the Rights Plan, if a person or group has acquired beneficial ownership of, or commences a tender or exchange offer for, 15% or more of the Company’s common stock, unless redeemed by the Company’s Board of Directors, each Right entitles the holder (other than the acquiring person) to purchase from the Company $80 worth of common stock for $40. If the Company is merged into, or 50% or more of its assets or earning power is sold to, the acquiring company, the Rights will also enable the holder (other than the acquiring person) to purchase $80 worth of common stock of the acquiring company for $40. During 2022, the Company extended to expiration of The Rights to the close of business on February 11, 2033, unless the Rights Plan is extended by the Company’s Board of Directors or unless the Rights are earlier redeemed by the Company at a price of $0.0001 per Right. The Rights are not exercisable during the time when they are redeemable by the Company.

The above description highlights some of the features of the Company’s Rights Plan and is not a complete description of the Rights Plan. A more detailed description and copy of the Rights Plan has been filed with the SEC and is available from the Company upon request.

