Form 10-Q
period 2023-03-31
RESEARCH FRONTIERS INC
filed 2023-05-04
CIK 793524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of

THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarter ended March 31, 2023	Commission File Number 000-14893

RESEARCH FRONTIERS INCORPORATED

(Exact name of registrant as specified in its charter)

delaware	11-2103466
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

240 CROSSWAYS PARK DRIVE
WOODBURY, new york	11797-2033
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (516) 364-1902

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered
Common Stock, $0.0001 Par Value	The NASDAQ Stock Market

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 4, 2023, there were outstanding 33,509,287 shares of Common Stock, par value $0.0001 per share.

RESEARCH FRONTIERS INCORPORATED

Condensed Consolidated Balance Sheets

	March 31, 2023 (Unaudited)	December 31, 2022 (See Note 1)

Assets
Current assets:
Cash and cash equivalents	$1,152,433	$4,230,916
Marketable securities	2,988,060	-
Royalties receivable, net of reserves of $1,153,450 in 2023 and $1,158,450 in 2022, respectively	683,863	589,599
Prepaid expenses and other current assets	93,188	100,973
Total current assets	4,917,544	4,921,488

Fixed assets, net	59,274	65,388
Operating lease ROU assets	286,551	323,509
Deposits and other assets	56,066	56,066
Total assets	$5,319,435	$5,366,451

Liabilities and Shareholders’ Equity

Current liabilities:
Current portion of operating lease liability	$199,672	$196,405
Accounts payable	25,440	71,079
Accrued expenses and other	46,730	34,379
Deferred revenue	11,921	-
Total current liabilities	283,763	301,863

Operating lease liability, net of current portion	216,943	267,723
Total liabilities	500,706	569,586

Shareholders’ equity:
Common stock, par value $0.0001 per share; authorized 100,000,000 shares, issued and outstanding 33,509,287 as of Match 31, 2023 and 33,150,396 as of December 31, 2022	3,351	3,315
Additional paid-in capital	127,634,493	127,150,027
Accumulated deficit	(122,819,115)	(122,356,477)
Total shareholders’ equity	4,818,729	4,796,865

Total liabilities and shareholders’ equity	$5,319,435	$5,366,451

See accompanying notes to condensed consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
	2023	2022

Fee income	$248,175	$173,828

Operating expenses	587,799	600,698
Research and development	149,222	148,825
Total expenses	737,021	749,523

Operating loss	(488,846)	(575,695)

Net investment income (loss)	26,208	(52,653)

Net loss	$(462,638)	$(628,348)

Basic and diluted net loss per common share	$(0.01)	$(0.02)

Weighted average number of common shares outstanding	33,286,648	31,650,396

See accompanying notes to condensed consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

For the three months ended March 31, 2022 and 2023

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2022	31,650,396	$3,165	$123,467,886	$(119,687,128)	$3,783,923

Net loss	-	-	-	(628,348)	(628,348)
Balance, March 31, 2022	31,650,396	3,165	123,467,886	(120,315,476)	3,155,575

Balance, January 1, 2023	33,150,396	$3,315	$127,150,027	$(122,356,477)	$4,796,865

Exercise of warrants	358,891	36	484,466	-	484,502
Net loss	-	-	-	(462,638)	(462,638)
Balance, March 31, 2023	33,509,287	$3,351	$127,634,493	$(122,819,115)	$4,818,729

See accompanying notes to condensed consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(462,638)	$(628,348)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,816	7,180
Realized loss on marketable securities	-	60,143
Unrealized gain on marketable securities	(22,900)	-
ROU asset amortization	36,958	36,351
Bad debt recovery	(5,000)	-
Change in assets and liabilities:
Royalty receivables	(89,264)	78,086
Prepaid expenses and other assets	7,785	6,358
Accounts payable and accrued expenses	(33,288)	(25,045)
Deferred revenue	11,921	10,756
Operating lease liability	(47,513)	(43,435)
Net cash used in operating activities	(597,123)	(497,954)

Cash flows from investing activities:
Purchases of fixed assets	(702)	(605)
Purchases of marketable securities	(2,965,160)	-
Sales of marketable securities	-	2,694,968
Net cash (used in) provided by investing activities	(2,965,862)	2,694,363

Cash flows from financing activities:
Net proceeds from exercise of warrants	484,502	-
Net cash provided by financing activities	484,502	-

Net (decrease) increase in cash and cash equivalents	(3,078,483)	2,196,409

Cash and cash equivalents at beginning of period	4,230,916	269,964
Cash and cash equivalents at end of period	$1,152,433	$2,466,373

See accompanying notes to condensed consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Notes to Condensed Consolidated Financial Statements

March 31, 2023

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023. The condensed consolidated balance sheet at December 31, 2022 has been derived from the audited consolidated financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K relating to Research Frontiers Incorporated for the fiscal year ended December 31, 2022.

Certain amounts in the accompanying March 31, 2022 condensed consolidated statements of cash flows have been reclassified to conform to the March 31, 2023 presentation.

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

The Company has primarily utilized its cash, cash equivalents, and investments generated from sales of our common stock, proceeds from the exercise of options and warrants, and royalty fees collected to fund its research and development of SPD light valves, for marketing initiatives, and for other working capital purposes. The Company’s working capital and capital requirements depend upon numerous factors, including the results of research and development activities, competitive and technological developments, the timing and cost of patent filings, and the development of new licensees and changes in the Company’s relationships with its existing licensees. The degree of dependence of the Company’s working capital requirements on each of the foregoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements; the addition of new licensees may provide additional working capital or working capital requirements; and changes in relationships with existing licensees would have a favorable or negative impact depending upon the nature of such changes. We have incurred recurring losses since inception and expect to continue to incur losses as a result of costs and expenses related to our research and continued development of our SPD technology and our corporate general and administrative expenses. Our capital requirements and operations to date have been substantially funded through sales of our common stock, exercise of options and warrants and royalty fees collected. As of March 31, 2023, we had working capital of approximately $4.6 million, cash and cash equivalents and marketable securities of approximately $4.1 million, shareholders’ equity of approximately $4.8 million and an accumulated deficit of approximately $122.8 million. Our projected cash flow shortfall based on our current operations adjusted for any non-recurring cash expenses and adjusted for additional royalties expected to be received for use of our products in new production for the next 12 months is approximately $200,000 to $250,000 per quarter. Based on our current expectations of our cash flow shortfall for the next 12 months, our working capital would support our activities for at least the next 12 months from the issuance of these financial statements.

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

Since 2020 revenues have been negatively impacted from the pandemic due to delays in manufacture of products using our technology. Most of the products using our technology are manufactured by licensees overseas in Europe and Asia who have been similarly affected by the pandemic. The disruption caused by public health crises, such as COVID-19, could result in lower levels of sale activity for products using our technology resulting in lower level of royalties owed to us from the sale of these products. The duration of the potential business disruptions and related financial impact cannot be reasonably estimated at this time, but could materially adversely affect our business, financial condition, results of operations, and cash flows.

Note 3. Patent Costs

The Company expenses costs relating to the development, acquisition or enforcement of patents due to the uncertainty of the recoverability of these items.

Note 4. Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers (Topic 606). The standard provides a single comprehensive revenue recognition model for all contracts with customers and supersedes existing revenue recognition guidance. The revenue standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services.

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

As of March 31, 2023, the Company had $125,000 in unbilled revenue included in royalties receivables.

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

As of March 31, 2023, the Company has one license agreement that is in its initial multiyear term (“Initial Term”) with continuing performance obligations going forward. The Initial Term of this agreement will end as of December 31, 2024. The Company currently expects this agreement will renew annually at the end of the Initial Term. As of March 31, 2023, the aggregate amount of the revenue to be recognized upon the satisfaction of the remaining performance obligations for this license agreement is $105,000. The revenue for the remaining performance obligations for this license agreement is expected to be recognized evenly throughout the remaining period of the Initial Term.

Note 5. Fee Income

Fee income represents amounts earned by the Company under various license and other agreements relating to technology developed by the Company.

During the first three months of 2023, three licensees accounted for 10% or more of fee income of the Company; these licensees accounted for approximately 39%, 24% and 24% of fee income recognized during such period. During the first three months of 2022, three licensees accounted for 10% or more of fee income of the Company; these licensees accounted for approximately 34%, 30% and 10% of fee income recognized during such period.

Note 6. Stock-Based Compensation

The Company has granted options/warrants to consultants. GAAP requires that all stock-based compensation be recognized as an expense in the financial statements and that such costs be measured at the fair value of the award at the date of grant. These awards generally vest ratably over 12 to 60 months from the date of grant and the Company charges to operations quarterly the current market value of the options using the Black-Scholes method. During the three months ended March 31, 2023 and 2022, there were no charges related to options or warrants granted to consultants.

During the three months ended March 31, 2023 and 2022, the Company did not grant options to employees or directors.

There was no compensation expense recorded relating to restricted stock grants to employees and directors during the three months ended March 31, 2023 and 2022.

As of March 31, 2023, there were 307,500 shares available for future grant under our 2019 Equity Incentive Plan, which was approved by the Company’s shareholders in June 2019.

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

Note 8. Basic and Diluted Loss Per Common Share

Basic net loss per share excludes any dilution. It is based upon the weighted average number of common shares outstanding during the period. Dilutive net loss per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company’s dilutive loss per share equals basic loss per share for the periods ended March 31, 2023 and 2022, respectively, because all common stock equivalents (i.e., options and warrants) were antidilutive in those periods. The number of options and warrants that were not included (because their effect is antidilutive) was 3,788,060 and 2,599,701 for the periods ended March 31, 2023 and 2022, respectively.

Note 9. Equity

During the three months ended March 31, 2023 received proceeds of $484,503 in connection with the exercise of warrants covering 358,891 shares of common stock. No options or warrants were exercised during the three-month period ended March 31, 2022.

On September 16, 2022, the Company entered into subscription agreements from a group of private accredited investors to sell them 2.0 million shares of common stock of the Company at a price of $2.30 per share (which represents the closing market price of the Company’s common stock on September 14, 2022 which was the date that the transaction was agreed to). The Company will receive $4.6 million in proceeds from the sale of common stock to the investors. For each share received, the investor also received one warrant (expiring on September 30, 2027) to purchase one share of common stock at an exercise price of $2.76/share. The shares were issued to the investors in a private placement and, along with the shares issued in connection with the exercise of any warrants in the future, are not registered and therefore currently subject to at least a six-month holding -month period by the investor. As of September 30, 2022, the Company received $3,450,000 under these subscription agreements and has issued 1,500,000 common shares and issued 1,500,000 warrants. In addition, the Company expects to receive the remaining $1,150,000 under these subscription agreements in May 2023.

The Company did not sell any equity securities during the three month periods ended March 31, 2023 and 2022.

As of March 31, 2023, there were 2,541,100 warrants and 1,246,960 options outstanding.

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

The Company has operating leases for certain facilities and equipment with a weighted average remaining lease term of 2 years as of March 30, 2023. Operating leases are included in right of use lease assets, other current liabilities and long-term lease liabilities on the condensed consolidated balance sheet. Right of use lease assets and liabilities are recognized at each lease’s commencement date based on the present value of its lease payments over its respective lease term. The Company does not have an established incremental borrowing rate as it does not have any debt. The Company uses the stated borrowing rate for a lease when readily determinable. When the interest rates implicit in its lease agreements is not readily determinable, the Company used an interest rate based on the marketplace for public debt. The weighted average discount rate associated with operating leases as of March 31, 2023 is 5.5%.

Operating lease expense for the three months ended March 31, 2023 was approximately $54,000. The Company has no material variable lease costs or sublease income for the three months ended March 31, 2023.

Maturities of operating lease liabilities as of March 31, 2023 were as follows:

March 31, 2023

For the year ending December 31, 2023	$163,000
For the year ending December 31, 2024	222,000
For the year ending December 31, 2025 and beyond	56,000
Total lease payments	441,000
Less: imputed lease interest	(24,385)
Present value of lease liabilities	$416,615

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

At March 31, 2022, the Company had no investments in marketable securities. During the quarter ended March 31, 2022, the Company sold investments in marketable securities including short term bond funds, that resulted in a realized loss of $60,143 during the quarter.

At March 31, 2023, the Company had investments in marketable securities. During the three months ended March 31, 2023, the Company incurred an unrealized gain in market value on investments in marketable securities of $22,900.

At March 31, 2023, all investments are Level 1 and were classified as trading and consisted of the following:

		March 31, 2023
		Value of trading
	Investment	Investments

United States Treasury Security	US Treasury Bill $3 million face Dated 11-03-2022 Due 05-04-2023	$2,988,060

	Unrealized gain	$22,900

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The following accounting policies are important to understanding our financial condition and results of operations and should be read as an integral part of the discussion and analysis of the results of our operations and financial position. For additional accounting policies, see Note 2 to our December 31, 2022 consolidated financial statements, “Summary of Significant Accounting Policies.”

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

The preparation of condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the condensed consolidated financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. An example of a critical estimate is the full valuation allowance for deferred taxes that was recorded based on the uncertainty that such tax benefits will be realized in future periods.

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

Three months ended March 31, 2023 compared to the three months ended March 31, 2022

The Company’s fee income from licensing activities for the three months ended March 31, 2023 increased by 43% to $248,175 as compared to $173,828 for the three months ended March 31, 2022. Compared to the fourth quarter ending December 31, 2022, fee income in the first quarter of 2023 increased by 91% from $129,904. This increase in fee income was primarily the result of higher royalties from the automotive and aircraft markets, both as compared to the first quarter of 2022 as well as the most recently completed fourth quarter of 2022. The Company expects revenue in all market segments to increase further as new car models and other products using the Company’s SPD-SmartGlass technology are introduced into the market.

Operating expenses decreased by $12,899 for the three months ended March 31, 2023 to $587,799 from $600,698 for the three months ended March 31, 2022. This decrease is a result of lower directors’ fees ($26,000) as well as lower investor relations and marketing costs ($15,000) and lower patent costs ($13,000) partially offset by higher payroll ($24,000), professional and legal fees ($15,000) and insurance costs ($5,000).

Research and development expenditures increased by $397 to $149,222 for the three months ended March 31, 2023 from $148,825 for the three months ended March 31, 2022. This increase is a result of higher allocated insurance ($5,000) and partially offset by lower allocated facility costs ($2,000) as well as lower allocated office expenses ($1,000).

The Company’s net investment income for the three months ended March 31, 2023 was $26,208 as compared to a loss of $52,653 for the three months ended March 31, 2022. This difference was primarily due to changes in market values of marketable securities and higher interest rates payable on higher balances available for investment as well as the sale of marketable securities at a loss in the prior year.

As a consequence of the factors discussed above, the Company’s net loss was $462,638 ($0.01 per common share) for the three months ended March 31, 2023 as compared to net loss of $628,348 ($0.02 per common share) for the three months ended March 31, 2022.

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

During the three months ended March 31, 2023, the Company’s cash and cash equivalents balance decreased by $3,078,483 as a result of the purchase of marketable securities of $2,965,160 as well as cash used to fund operations of $597,123 partially offset by cash generated from the exercise warrants of $484,502. As of March 31, 2023, the Company had cash and cash equivalents and marketable securities of approximately $4.1 million, working capital of $4.6 million and total shareholders’ equity of $4.8 million.

Our quarterly projected cash flow shortfall, based on our current operations, adjusted for any non-recurring cash expenses for the next 12 months and adjusted for additional royalties expected to be received for use of our products in new production, for the next 12 months, is approximately $200,000 to $250,000 per quarter. We may eliminate some operating expenses in the future, which will further reduce our cash flow shortfall if needed. Based on these assumptions, we currently expect to have sufficient working capital for more than the next five years of operations.

The Company expects to use its cash to fund its research and development of SPD light valves, its expanded marketing initiatives, and for other working capital purposes. The Company believes that its current cash and cash equivalents and marketable securities would fund its operations at least through 2027. There can be no assurances that expenditures will not exceed the anticipated amounts or that additional financing, if required, will be available when needed or, if available, that its terms will be favorable or acceptable to the Company. Eventual success of the Company and generation of positive cash flow will be dependent upon the extent of commercialization of products using the Company’s technology by the Company’s licensees and payments of continuing royalties on account thereof. To date, the Company has not generated sufficient revenue from its licensees to fully fund its operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information required by Item 3 has been disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. There has been no material change in the disclosure regarding market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We designed our disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and acting interim Chief Financial Officer, with assistance from other members of our management, has reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2023, and, based on his evaluation, has concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 4, 2023

