Form 10-Q
period 2023-06-30
RESEARCH FRONTIERS INC
filed 2023-08-03
CIK 793524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of

THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarter ended June 30, 2023	Commission File Number 000-14893

RESEARCH FRONTIERS INCORPORATED

(Exact name of registrant as specified in its charter)

delaware	11-2103466
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

240 CROSSWAYS PARK DRIVE
WOODBURY, new york	11797-2033
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (516) 364-1902

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered
Common Stock, $0.0001 Par Value	The NASDAQ Stock Market

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 3, 2023, there were outstanding 33,509,287 shares of Common Stock, par value $0.0001 per share.

RESEARCH FRONTIERS INCORPORATED

Condensed Consolidated Balance Sheets

	June 30, 2023 (Unaudited)	December 31, 2022 (See Note 1)
Assets
Current assets:
Cash and cash equivalents	$3,517,574	$4,230,916
Royalties receivable, net of reserves of $1,158,450 in 2023 and$1,158,450 in 2022	666,157	589,599
Prepaid expenses and other current assets	231,764	100,973
Total current assets	4,415,495	4,921,488

Fixed assets, net	53,031	65,388
Operating lease ROU assets	250,201	323,509
Deposits and other assets	56,066	56,066
Total assets	$4,774,793	$5,366,451

Liabilities and Shareholders’ Equity

Current liabilities:
Current portion of operating lease liability	$203,378	$196,405
Accounts payable	45,787	71,079
Accrued expenses and other	23,930	34,379
Deferred revenue	12,794	-
Total current liabilities	285,889	301,863

Operating lease liability, net of current portion	163,825	267,723
Total liabilities	449,714	569,586

Shareholders’ equity:
Common stock, par value $0.0001 per share; authorized 100,000,000 shares, issued and outstanding 33,509,287 in 2023 and 33,150,396 in 2022	3,351	3,315
Additional paid-in capital	127,634,493	127,150,027
Accumulated deficit	(123,312,765)	(122,356,477)
Total shareholders’ equity	4,325,079	4,796,865

Total liabilities and shareholders’ equity	$4,774,793	$5,366,451

See accompanying notes to condensed consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Condensed Consolidated Statements of Operations

(Unaudited)

	Six months ended June 30,		Three months ended June 30,
	2023	2022	2023	2022

Fee income	$433,215	$259,339	$185,040	$85,511

Operating expenses	1,152,493	1,282,937	564,694	682,239
Research and development	294,832	295,257	145,610	146,432
Total expenses	1,447,325	1,578,194	710,304	828,671

Operating loss	(1,014,110)	(1,318,855)	(525,264)	(743,160)

Net investment income (loss)	57,822	(51,331)	31,614	1,322

Net loss	$(956,288)	$(1,370,186)	$(493,650)	$(741,838)

Basic and diluted net loss per common share	$(0.03)	$(0.04)	$(0.01)	$(0.02)

Weighted average number of common shares outstanding	33,397,968	31,650,396	33,509,287	31,650,396

See accompanying notes to condensed consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

For the six months ended June 30, 2022 and 2023

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2022	31,650,396	$3,165	$123,467,886	$(119,687,128)	$3,783,923

Net loss	-	-	-	(1,370,186)	(1,370,186)
Balance, June 30, 2022	31,650,396	3,165	123,467,886	(121,057,314)	2,413,737

Balance, January 1, 2023	33,150,396	$3,315	$127,150,027	$(122,356,477)	$4,796,865

Exercise of warrants	358,891	36	484,466	-	484,502
Net loss	-	-	-	(956,288)	(956,288)
Balance, June 30, 2023	33,509,287	$3,351	$127,634,493	$(123,312,765)	$4,325,079

For the three months ended June 30, 2022 and 2023

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, March 31, 2022	31,650,396	$3,165	$123,467,886	$(120,315,476)	$3,155,575

Net loss	-	-	-	(741,838)	(741,838)
Balance, June 30, 2022	31,650,396	3,165	123,467,886	(121,057,314)	2,413,737

Balance, March 31, 2023	33,509,287	$3,351	$127,634,493	$(122,819,115)	$4,818,729

Net loss	-	-	-	(493,650)	(493,650)
Balance, June 30, 2023	33,509,287	$3,351	$127,634,493	$(123,312,765)	$4,325,079

See accompanying notes to condensed consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(956,288)	$(1,370,186)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,661	14,409
Realized (gain) loss on marketable securities	(26,375)	60,143
ROU asset amortization	73,308	73,005
Bad debt expense (recovery)	(5,000)	156,772
Change in assets and liabilities:
Royalty receivables	(71,558)	232,410
Prepaid expenses and other assets	(130,791)	(142,424)
Accounts payable and accrued expenses	(35,741)	(22,063)
Deferred revenue	12,794	7,171
Operating lease liability	(96,925)	(89,016)
Net cash used in operating activities	(1,222,915)	(1,079,779)

Cash flows from investing activities:
Purchases of fixed assets	(1,304)	(1,067)
Purchases of marketable securities	(2,965,160)	-
Sales of marketable securities	2,991,535	2,694,968
Net cash provided by investing activities	25,071	2,693,901

Cash flows from financing activities:
Net proceeds from exercise of warrants	484,502	-
Net cash provided by financing activities	484,502	-

Net(decrease) increase in cash and cash equivalents	(713,342)	1,614,122

Cash and cash equivalents at beginning of period	4,230,916	269,964
Cash and cash equivalents at end of period	$3,517,574	$1,884,086

See accompanying notes to condensed consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Notes to Condensed Consolidated Financial Statements

June 30, 2023

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023. The condensed consolidated balance sheet at December 31, 2022 has been derived from the audited consolidated financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K relating to Research Frontiers Incorporated for the fiscal year ended December 31, 2022.

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

The Company has primarily utilized its cash, cash equivalents, and investments generated from sales of our common stock, proceeds from the exercise of options and warrants, and royalty fees collected to fund its research and development of SPD light valves, for marketing initiatives, and for other working capital purposes. The Company’s working capital and capital requirements depend upon numerous factors, including the results of research and development activities, competitive and technological developments, the timing and cost of patent filings, and the development of new licensees and changes in the Company’s relationships with its existing licensees. The degree of dependence of the Company’s working capital requirements on each of the foregoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements; the addition of new licensees may provide additional working capital or working capital requirements; and changes in relationships with existing licensees would have a favorable or negative impact depending upon the nature of such changes. We have incurred recurring losses since inception and expect to continue to incur losses as a result of costs and expenses related to our research and continued development of our SPD technology and our corporate general and administrative expenses. Our capital requirements and operations to date have been substantially funded through sales of our common stock, exercise of options and warrants and royalty fees collected. As of June 30, 2023, we had working capital of approximately $4.1 million, cash and cash equivalents of approximately $3.5 million, shareholders’ equity of approximately $4.3 million and an accumulated deficit of approximately $123.3 million. Our projected cash flow shortfall based on our current operations adjusted for any non-recurring cash expenses and adjusted for additional royalties expected to be received for use of our products in new production for the next 12 months is approximately $200,000 to $250,000 per quarter. Based on our current expectations of our cash flow shortfall for the next 12 months, our working capital would support our activities for at least the next 12 months from the issuance of these condensed consolidated financial statements.

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

Note 4. Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (Topic 606). The standard provides a single comprehensive revenue recognition model for all contracts with customers and supersedes existing revenue recognition guidance. The revenue standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services.

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

As of June 30, 2023, the Company had $125,000 in unbilled revenue included in royalty receivables.

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

As of June 30, 2023, the Company has one license agreement that is in its initial multiyear term (“Initial Term”) with continuing performance obligations going forward. The Initial Term of this agreement will end as of December 31, 2024. The Company currently expects this agreement will renew annually at the end of the Initial Term. As of June 30, 2023, the aggregate amount of the revenue to be recognized upon the satisfaction of the remaining performance obligations for this license agreement is $105,000. The revenue for the remaining performance obligations for this license agreement is expected to be recognized evenly throughout the remaining period of the Initial Term.

Note 5. Fee Income

Fee income represents amounts earned by the Company under various license and other agreements relating to technology developed by the Company.

During the first six months of 2023, four licensees accounted for 10% or more of fee income of the Company; these licensees accounted for approximately 24%, 22%, 21%, and 21% of fee income recognized during such period. During the first six months of 2022, two licensees accounted for 10% or more of fee income of the Company; these licensees accounted for approximately 34% and 30% of fee income recognized during such period.

During the three months ended June 30, 2023, three licensees accounted for 10% or more of fee income of the Company; these licensees accounted for approximately 51%, 16% and 16% of fee income recognized during such period. During the three months ended June 30, 2022, two licensees accounted for 10% or more of fee income of the Company; these licensees accounted for approximately 36% and 28% of fee income recognized during such period.

Note 6. Stock-Based Compensation

The Company has granted options/warrants to consultants. GAAP requires that all stock-based compensation be recognized as an expense in the condensed consolidated financial statements and that such costs be measured at the fair value of the award at the date of grant. These awards generally vest ratably over 12 to 60 months from the date of grant and the Company charges to operations quarterly the current market value of the options using the Black-Scholes method. During the six months ended June 30, 2023 and 2022, there were no charges related to options or warrants granted to consultants.

During the six months ended June 30, 2023 and 2022, the Company did not grant options to employees or directors.

There was no compensation expense recorded relating to restricted stock grants to employees and directors during the six months ended June 30, 2023 and 2022.

As of June 30, 2023, there were 307,500 shares available for future grant under our 2019 Equity Incentive Plan, which was approved by the Company’s shareholders in June 2019.

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

Note 8. Basic and Diluted Loss Per Common Share

Basic net loss per share excludes any dilution. It is based upon the weighted average number of common shares outstanding during the period. Dilutive net loss per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company’s dilutive loss per share equals basic loss per share for the periods ended June 30, 2023 and 2022, respectively, because all common stock equivalents (i.e., options and warrants) were antidilutive in those periods. The number of options and warrants that were not included (because their effect is antidilutive) were 3,775,987 and 2,468,951 for the periods ended June 30, 2023 and 2022, respectively.

Note 9. Equity

During the six months ended June 30, 2023, the Company received proceeds of $484,502 in connection with the exercise of warrants covering 358,891 shares of common stock. No options or warrants were exercised during the three-month period ended June 30, 2023. No options or warrants were exercised during the three and six month periods ended June 30, 2022.

On September 16, 2022, the Company entered into subscription agreements from a group of private accredited investors to sell them 2.0 million shares of common stock of the Company at a price of $2.30 per share (which represents the closing market price of the Company’s common stock on September 14, 2022 which was the date that the transaction was agreed to). For each share received, the investor also received one warrant (expiring on September 30, 2027) to purchase one share of common stock at an exercise price of $2.76/share. The shares were issued to the investors in a private placement and, along with the shares issued in connection with the exercise of any warrants in the future, are not registered and therefore subject to at least a six-month holding period by the investor from the date of issuance. As of September 30, 2022, the Company received $3,450,000 under these subscription agreements and has issued 1,500,000 common shares and issued 1,500,000 warrants. In addition, the Company expects to receive the remaining $1,150,000 under these subscription agreements in August 2023.

The Company did not sell any equity securities during the three and six month periods ended June 30, 2023 and 2022.

As of June 30, 2023, there were 2,541,100 warrants and 1,234,887 options outstanding.

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

The Company has operating leases for certain facilities and equipment with a weighted average remaining lease term of 1.8 years as of June 30, 2023. Operating leases are included in right-of-use lease assets, other current liabilities and long-term lease liabilities on the condensed consolidated balance sheets. Right-of-use lease assets and liabilities are recognized at each lease’s commencement date based on the present value of its lease payments over its respective lease term. The Company does not have an established incremental borrowing rate as it does not have any debt. The Company uses the stated borrowing rate for a lease when readily determinable. When the interest rates implicit in its lease agreements is not readily determinable, the Company used an interest rate based on the marketplace for public debt. The weighted average discount rate associated with operating leases as of June 30, 2023 is 5.5%.

Operating lease expense for the three and six month periods ended June 30, 2023 was approximately $55,000 and $109,000, respectively. The Company has no material variable lease costs or sublease income for the periods ended June 30, 2023.

Maturities of operating lease liabilities as of June 30, 2023 were as follows:

June 30, 2023

For the year ending December 31, 2023	$108,000
For the year ending December 31, 2024	222,000
For the year ending December 31, 2025 and beyond	56,000
Total lease payments	386,000
Less: imputed lease interest	(18,797)
Present value of lease liabilities	$367,203

Note 11. Marketable Securities

The Company classifies investments in marketable securities as trading, available-for-sale or held-to-maturity at the time of purchase and periodically re-evaluates such classification. Trading securities are carried at fair value, with unrealized holding gains and losses included in earnings. Held-to-maturity securities are recorded at cost and are adjusted for the amortization or accretion of premiums or discounts over the life of the related security. Unrealized holding gains and losses of available-for-sale securities are excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss) until realized. In determining realized gains and losses, the cost of the securities sold is based on the specific identification method. Interest and dividends on the investments are accrued at the condensed consolidated balance sheet date.

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

At June 30, 2023 and 2022, the Company had no investments in marketable securities. During the three and six months ended June 30, 2023, the Company sold investments in marketable securities consisting of a US Treasury Security, that resulted in a realized gain of $26,375. During the six months ended June 30, 2022, the Company sold investments in marketable securities including short term bond funds, that resulted in a realized loss of $60,143.

Note 12. Related Party

Effective June 4, 2023, the Chairman and CEO of Gauzy, Ltd. one of the Company’s licensees, joined the Board of the Company. Gauzy’s license agreement has been in effect since September 17, 2017 and provides for minimum annual royalties and earned royalties relating to sales of SPD-SmartGlass architectural window products. Because the Company collects a 10-15% percentage royalty from the higher-priced end product sales by Gauzy’s customers purchasing their SPD-Smart light control film, under its license agreement with Gauzy, the  Company does not collect a royalty on sales by Gauzy of SPD-Smart light control film to these licensee customers.  For the three and six months ended June 30, 2023, fee income related to Gauzy  represented less than 5% of the Company’s total fee income. In addition, as of June 30, 2023 the Company’s accounts receivable from Gauzy represented less than 5% of the Company’s total royalty receivables, net of reserves.

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

Three months ended June 30, 2023 compared to the three months ended June 30, 2022

The Company’s fee income from licensing activities for the three months ended June 30, 2023 was $185,040 as compared to $85,511 for the three months ended June 30, 2022. This increase in fee income was primarily the result of higher royalties from the automotive and aircraft markets as compared to the first quarter of 2022. The Company expects revenue in all market segments to increase further as new car models and other products using the Company’s SPD-SmartGlass technology are introduced into the market.

Operating expenses decreased by $117,545 for the three months ended June 30, 2023 to $564,694 from $682,239 for the three months ended June 30, 2022. This decrease is a result of lower bad debts ($157,000) as well as lower patent costs ($56,000) partially offset by higher legal and professional fees ($48,000) as well as higher directors fees ($20,000), higher payroll and compensation costs ($8,000) and higher allocated insurance costs ($5,000).

Research and development expenditures decreased by $822 to $145,610 for the three months ended June 30, 2023 from $146,432 for the three months ended June 30, 2022. This decrease is a result of lower allocated facilities costs ($8,000) partially offset by higher allocated insurance costs ($4,000) as well as higher equipment rental costs ($3,000).

The Company’s net investment income for the three months ended June 30, 2023 was $31,614 as compared to income of $1,322 for the three months ended June 30, 2022. This difference was primarily due to changes in market values of marketable securities and higher interest rates payable on higher balances available for investment.

As a consequence of the factors discussed above, the Company’s net loss was $493,650 ($0.01 per common share) for the three months ended June 30, 2023 as compared to net loss of $741,838 ($0.02 per common share) for the three months ended June 30, 2022.

Six months ended June 30, 2023 compared to the six months ended June 30, 2022

The Company’s fee income from licensing activities for the six months ended June 30, 2023 was $433,215 as compared to $259,339 for the six months ended June 30, 2022. This increase in fee income was primarily the result of higher royalties from the automotive and aircraft markets as compared to the first six months of 2022. The Company expects revenue in all market segments to increase further as new car models and other products using the Company’s SPD-SmartGlass technology are introduced into the market.

Operating expenses decreased by $130,444 for the six months ended June 30, 2023 to $1,152,493 from $1,282,937 for the six months ended June 30, 2022. This decrease is a result of lower bad debts expense ($162,000) as well as lower patent ($69,000) and investor relations expenses ($16,000) partially offset by higher payroll and compensation costs ($50,000) as well as higher legal and professional fees ($62,000) and higher allocated insurance costs ($10,000).

Research and development expenditures decreased by $425 to $294,832 for the six months ended June 30, 2023 from $295,257 for the six months ended June 30, 2022. This decrease is a result of lower allocated facilities costs ($11,000) partially offset by higher allocated insurance costs ($9,000).

The Company’s net investment income for the six months ended June 30, 2023 was $57,822 as compared to a loss of $51,331 for the six months ended June 30, 2022. This difference was primarily due to changes in market values of marketable securities and higher interest rates payable on higher balances available for investment as well as the sale of marketable securities at a loss in the prior year partially offset by the sale of marketable securities at a gain in the current year.

As a consequence of the factors discussed above, the Company’s net loss was $956,288 ($0.03 per common share) for the six months ended June 30, 2023 as compared to net loss of $1,370,186 ($0.04 per common share) for the six months ended June 30, 2022.

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

During the six months ended June 30, 2023, the Company’s cash and cash equivalents balance decreased by $713,342 as a result of cash used to fund operations of $1,222,915 partially offset by cash generated from the exercise warrants of $484,502. As of June 30, 2023, the Company had cash and cash equivalents and marketable securities of approximately $3.5 million, working capital of $4.1 million and total shareholders’ equity of $4.3 million.

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

The Company expects to use its cash to fund its research and development of SPD light valves, its expanded marketing initiatives, and for other working capital purposes. The Company believes that its current cash and cash equivalents and marketable securities would fund its operations at least through the next twelve months. There can be no assurances that expenditures will not exceed the anticipated amounts or that additional financing, if required, will be available when needed or, if available, that its terms will be favorable or acceptable to the Company. Eventual success of the Company and generation of positive cash flow will be dependent upon the extent of commercialization of products using the Company’s technology by the Company’s licensees and payments of continuing royalties on account thereof. To date, the Company has not generated sufficient revenue from its licensees to fully fund its operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information required by Item 3 has been disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. There has been no material change in the disclosure regarding market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We designed our disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and acting interim Chief Financial Officer, with assistance from other members of our management, has reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2023, and, based on his evaluation, has concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 3, 2023

