Form 10-Q
period 2023-09-30
RESEARCH FRONTIERS INC
filed 2023-11-02
CIK 793524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of

THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarter ended September 30, 2023	Commission File Number 000-14893

RESEARCH FRONTIERS INCORPORATED

(Exact name of registrant as specified in its charter)

delaware	11-2103466
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

240 CROSSWAYS PARK DRIVE WOODBURY, new york	11797-2033
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (516) 364-1902

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered
Common Stock, $0.0001 Par Value	The NASDAQ Stock Market

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 2, 2023, there were outstanding 33,509,287 shares of Common Stock, par value $0.0001 per share.

RESEARCH FRONTIERS INCORPORATED

Condensed Consolidated Balance Sheets

	September 30, 2023	December 31, 2022
	(Unaudited)	(See Note 1)
Assets

Current assets:
Cash and cash equivalents	$524,985	$4,230,916
Marketable securities	2,499,625	-
Royalties receivable, net of reserves of $1,253,450 in 2023 and $1,158,450 in 2022	721,244	589,599
Prepaid expenses and other current assets	164,584	100,973
Total current assets	3,910,438	4,921,488

Fixed assets, net	46,164	65,388
Operating lease ROU assets	214,458	323,509
Deposits and other assets	56,066	56,066
Total assets	$4,227,126	$5,366,451

Liabilities and Shareholders’ Equity

Current liabilities:
Current portion of operating lease liability	$207,838	$196,405
Accounts payable	32,101	71,079
Accrued expenses and other	20,572	34,379
Deferred revenue	3,735	-
Total current liabilities	264,246	301,863

Operating lease liability, net of current portion	109,967	267,723
Total liabilities	374,213	569,586

Shareholders’ equity:
Common stock, par value $0.0001 per share; authorized 100,000,000 shares, issued and outstanding 33,509,287 in 2023 and 33,150,396 in 2022	3,351	3,315
Additional paid-in capital	127,634,493	127,150,027
Accumulated deficit	(123,784,931)	(122,356,477)
Total shareholders’ equity	3,852,913	4,796,865

Total liabilities and shareholders’ equity	$4,227,126	$5,366,451

See accompanying notes to condensed consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Condensed Consolidated Statements of Operations

(Unaudited)

	Nine months ended June 30,		Three months ended September 30,
	2023	2022	2023	2022

Fee income	$597,362	$409,783	$164,146	$150,443

Operating expenses	1,695,129	1,770,414	542,635	487,476
Research and development	430,150	444,413	135,319	149,156
Total expenses	2,125,279	2,214,827	677,954	636,632

Operating loss	(1,527,917)	(1,805,044)	(513,808)	(486,189)

Net investment income (loss)	99,463	(48,871)	41,642	2,460

Net loss	$(1,428,454)	$(1,853,915)	$(472,166)	$(483,729)

Basic and diluted net loss per common share	$(0.04)	$(0.06)	$(0.01)	$(0.02)

Weighted average number of common shares outstanding	33,435,074	31,710,179	33,509,287	31,829,744

See accompanying notes to condensed consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

For the nine months ended September 30, 2022 and 2023

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2022	31,650,396	$3,165	$123,467,886	$(119,687,128)	$3,783,923

Issuance of common stock and warrants	1,500,000	150	3,449,850	-	3,450,000
Net loss	-	-	-	(1,853,915)	(1,853,915)
Balance, September 30, 2022	33,150,396	$3,315	$126,917,736	$(121,541,043)	$5,380,008

Balance, January 1, 2023	33,150,396	$3,315	$127,150,027	$(122,356,477)	$4,796,865

Exercise of warrants	358,891	36	484,466	-	484,502
Net loss	-	-	-	(1,428,454)	(1,428,454)
Balance, September 30, 2023	33,509,287	$3,351	$127,634,493	$(123,784,931)	$3,852,913

For the three months ended September 30, 2022 and 2023

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, July 1, 2022	31,650,396	$3,165	$123,467,886	$(121,057,314)	$2,413,737

Issuance of common stock and warrants	1,500,000	150	3,449,850	-	3,450,000
Net loss	-	-	-	(483,729)	(483,729)
Balance, September 30, 2022	33,150,396	$3,315	$126,917,736	$(121,541,043)	$5,380,008

Balance, July 1, 2023	33,509,287	$3,351	$127,634,493	$(123,312,765)	$4,325,079

Net loss	-	-	-	(472,166)	(472,166)
Balance, September 30, 2023	33,509,287	$3,351	$127,634,493	$(123,784,931)	$3,852,913

See accompanying notes to condensed consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(1,428,454)	$(1,853,915)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20,489	21,614
Realized (gain) loss on marketable securities	(26,375)	60,143
Unrealized gain on marketable securities	(30,399)
ROU asset amortization	109,051	109,660
Bad debt expense	95,000	151,772
Change in assets and liabilities:
Royalty receivables	(226,645)	145,335
Prepaid expenses and other assets	(63,612)	(73,640)
Accounts payable and accrued expenses	(52,784)	(44,889)
Deferred revenue	3,735	3,586
Operating lease liability	(146,323)	(135,232)
Net cash used in operating activities	(1,746,317)	(1,615,566)

Cash flows from investing activities:
Purchases of fixed assets	(1,265)	(1,216)
Purchases of marketable securities	(5,434,386)	-
Sales of marketable securities	2,991,535	2,694,968
Net cash (used in) provided by investing activities	(2,444,116)	2,693,752

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	-	3,450,000
Net proceeds from exercise of warrants	484,502	-
Net cash provided by financing activities	484,502	3,450,000

Net (decrease) increase in cash and cash equivalents	(3,705,931)	4,528,186

Cash and cash equivalents at beginning of period	4,230,916	269,964
Cash and cash equivalents at end of period	$524,985	$4,798,150

See accompanying notes to condensed consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Notes to Condensed Consolidated Financial Statements

September 30, 2023

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023. The condensed consolidated balance sheet at December 31, 2022 has been derived from the audited consolidated financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K relating to Research Frontiers Incorporated for the fiscal year ended December 31, 2022.

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

The Company has primarily utilized its cash, cash equivalents, and investments generated from sales of our common stock, proceeds from the exercise of options and warrants, and royalty fees collected to fund its research and development of SPD light valves, for marketing initiatives, and for other working capital purposes. The Company’s working capital and capital requirements depend upon numerous factors, including the results of research and development activities, competitive and technological developments, the timing and cost of patent filings, and the development of new licensees and changes in the Company’s relationships with its existing licensees. The degree of dependence of the Company’s working capital requirements on each of the foregoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements; the addition of new licensees may provide additional working capital or working capital requirements; and changes in relationships with existing licensees would have a favorable or negative impact depending upon the nature of such changes. We have incurred recurring losses since inception and expect to continue to incur losses as a result of costs and expenses related to our research and continued development of our SPD technology and our corporate general and administrative expenses. Our capital requirements and operations to date have been substantially funded through sales of our common stock, exercise of options and warrants and royalty fees collected. As of September 30, 2023, we had working capital of approximately $3.6 million, cash, cash equivalents and marketable securities of approximately $3.0 million, shareholders’ equity of approximately $3.9 million and an accumulated deficit of approximately $123.8 million. Our projected cash flow shortfall based on our current operations adjusted for any non-recurring cash expenses and adjusted for additional royalties expected to be received for use of our products in new production for the next 12 months is approximately $200,000 to $250,000 per quarter. Based on our current expectations of our cash flow shortfall for the next 12 months, our working capital would support our activities for at least the next 12 months from the issuance of these condensed consolidated financial statements.

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

As of September 30, 2023, the Company had $125,000 in unbilled revenue included in royalty receivables.

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

As of September 30, 2023, the Company has one license agreement that is in its initial multiyear term (“Initial Term”) with continuing performance obligations going forward. The Initial Term of this agreement will end as of December 31, 2024. The Company currently expects this agreement will renew annually at the end of the Initial Term. As of September 30, 2023, the aggregate amount of the revenue to be recognized upon the satisfaction of the remaining performance obligations for this license agreement is $88,000. The revenue for the remaining performance obligations for this license agreement is expected to be recognized evenly throughout the remaining period of the Initial Term.

Note 5. Fee Income

Fee income represents amounts earned by the Company under various license and other agreements relating to technology developed by the Company.

During the first nine months of 2023, four licensees accounted for 10% or more of fee income of the Company; these licensees accounted for approximately 29%, 20%, 20%, and 18% of fee income recognized during such period. During the first nine months of 2022, four licensees accounted for 10% or more of fee income of the Company; these licensees accounted for approximately 29%, 25%, 11% and 10% of fee income recognized during such period.

During the three months ended September 30, 2023, three licensees accounted for 10% or more of fee income of the Company; these licensees accounted for approximately 47%, 19% and 19% of fee income recognized during such period. During the three months ended September 30, 2022, four licensees accounted for 10% or more of fee income of the Company; these licensees accounted for approximately 26%, 20%, 16% and 16% of fee income recognized during such period.

Note 6. Stock-Based Compensation

The Company has granted options/warrants to consultants. GAAP requires that all stock-based compensation be recognized as an expense in the condensed consolidated financial statements and that such costs be measured at the fair value of the award at the date of grant. These awards generally vest ratably over 12 to 60 months from the date of grant and the Company charges to operations quarterly the current market value of the options using the Black-Scholes method. During the nine months ended September 30, 2023 and 2022, there were no charges related to options or warrants granted to consultants.

During the nine months ended September 30, 2023 and 2022, the Company did not grant options to employees or directors.

There was no compensation expense recorded relating to restricted stock grants to employees and directors during the nine months ended September 30, 2023 and 2022.

As of September 30, 2023, there were 307,500 shares available for future grant under our 2019 Equity Incentive Plan, which was approved by the Company’s shareholders in June 2019.

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

Note 8. Basic and Diluted Loss Per Common Share

Basic net loss per share excludes any dilution. It is based upon the weighted average number of common shares outstanding during the period. Dilutive net loss per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company’s dilutive loss per share equals basic loss per share for the periods ended September 30, 2023 and 2022, respectively, because all common stock equivalents (i.e., options and warrants) were antidilutive in those periods. The number of options and warrants that were not included (because their effect is antidilutive) were 3,314,030 and 3,968,951 for the periods ended September 30, 2023 and 2022, respectively.

Note 9. Equity

During the nine months ended September 30, 2023, the Company received proceeds of $484,502 in connection with the exercise of warrants covering 358,891 shares of common stock. No options or warrants were exercised during the three-month period ended September 30, 2023. No options or warrants were exercised during the three and nine month periods ended September 30, 2022.

On September 16, 2022, the Company entered into subscription agreements from a group of private accredited investors to sell them 2.0 million shares of common stock of the Company at a price of $2.30 per share (which represents the closing market price of the Company’s common stock on September 14, 2022 which was the date that the transaction was agreed to). For each share received, the investor also received one warrant (expiring on September 30, 2027) to purchase one share of common stock at an exercise price of $2.76/share. The shares were issued to the investors in a private placement and, along with the shares issued in connection with the exercise of any warrants in the future, are not registered and therefore subject to at least a six-month holding period by the investor from the date of issuance. As of September 30, 2022, the Company received $3,450,000 under these subscription agreements and has issued 1,500,000 common shares and issued 1,500,000 warrants. In addition, the Company has an outstanding commitment from a potential investor for the remaining $1,150,000 under these subscription agreements. The Company did not sell any other equity securities during the three and nine month periods ended September 30, 2023 and 2022.

As of September 30, 2023, there were 2,079,143 warrants and 1,234,887 options outstanding.

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

The Company has operating leases for certain facilities and equipment with a weighted average remaining lease term of 1.5 years as of September 30, 2023. Operating leases are included in right-of-use lease assets, other current liabilities and long-term lease liabilities on the condensed consolidated balance sheets. Right-of-use lease assets and liabilities are recognized at each lease’s commencement date based on the present value of its lease payments over its respective lease term. The Company does not have an established incremental borrowing rate as it does not have any debt. The Company uses the stated borrowing rate for a lease when readily determinable. When the interest rates implicit in its lease agreements is not readily determinable, the Company used an interest rate based on the marketplace for public debt. The weighted average discount rate associated with operating leases as of September 30, 2023 is 5.5%.

Operating lease expense for the three and nine month periods ended September 30, 2023 was approximately $54,000 and $163,000, respectively. The Company has no material variable lease costs or sublease income for the periods ended September 30, 2023.

Maturities of operating lease liabilities as of September 30, 2023 were as follows:

September 30, 2023

For the year ending December 31, 2023	$54,000
For the year ending December 31, 2024	222,000
For the year ending December 31, 2025 and beyond	56,000
Total lease payments	332,000
Less: imputed lease interest	(14,195)
Present value of lease liabilities	$317,805

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

At December 31, 2022, the Company had no investments in marketable securities. During the three and nine months ended September 30, 2023, the Company sold investments in marketable securities consisting of a US Treasury Security, that resulted in a realized gain of $26,375. During the nine months ended September 30, 2022, the Company sold investments in marketable securities including short term bond funds, that resulted in a realized loss of $60,143.

At September 30, 2023, the Company had the following investment in a marketable security:

	Investment	September 30, 2023 Value of trading Investments

United States Treasury Security	US Treasury Bill $2.5 million face Dated 06-06-2023 Due 10-03-2023	$2,499,625

		$2,499,625

	Unrealized gain	$30,399

Note 12. Related Party

Effective June 4, 2023, the Chairman and CEO of Gauzy, Ltd. one of the Company’s licensees, joined the Board of the Company. Gauzy’s license agreement has been in effect since September 17, 2017 and provides for minimum annual royalties and earned royalties relating to sales of SPD-SmartGlass architectural window products. Because the Company collects a 10-15% percentage royalty from the higher-priced end product sales by Gauzy’s customers purchasing their SPD-Smart light control film, under its license agreement with Gauzy, the Company does not collect a royalty on sales by Gauzy of SPD-Smart light control film to these licensee customers. For the three and nine months ended September 30, 2023, fee income related to Gauzy represented less than 5% of the Company’s total fee income. In addition, as of September 30, 2023 the Company’s accounts receivable from Gauzy represented less than 5% of the Company’s total royalty receivables, net of reserves.

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

Three months ended September 30, 2023 compared to the three months ended September 30, 2022

The Company’s fee income from licensing activities for the three months ended September 30, 2023 was $164,146 as compared to $150,443 for the three months ended September 30, 2022. This increase in fee income was primarily the result of higher royalties from the automotive markets as compared to the third quarter of 2022 partially offset by lower revenue in the aircraft market. The Company expects revenue in all market segments to increase further as new car models and other products using the Company’s SPD-SmartGlass technology are introduced into the market.

Operating expenses increased by $55,159 for the three months ended September 30, 2023 to $542,635 from $487,476 for the three months ended September 30, 2022. This increase is the result of higher bad debts ($105,000) partially offset by lower legal and professional fees ($16,000), as well as lower payroll and related costs ($27,000).

Research and development expenditures decreased by $13,837 to $135,319 for the three months ended September 30, 2023 from $149,156 for the three months ended September 30, 2022. This decrease is a result of lower allocated facilities and utility costs ($8,000) as well as lower allocated insurance costs ($3,000).

The Company’s net investment income for the three months ended September 30, 2023 was $41,642 as compared to income of $2,460 for the three months ended September 30, 2022. This difference was primarily due to changes in market values of a marketable security and higher interest rates paid on investments.

As a consequence of the factors discussed above, the Company’s net loss was $472,166 ($0.01 per common share) for the three months ended September 30, 2023 as compared to net loss of $483,729 ($0.02 per common share) for the three months ended September 30, 2022.

Nine months ended September 30, 2023 compared to the nine months ended September 30, 2022

The Company’s fee income from licensing activities for the nine months ended September 30, 2023 was $597,362 as compared to $409,783 for the nine months ended September 30, 2022. This increase in fee income was primarily the result of higher royalties from the automotive markets as compared to the first nine months of 2022. The Company expects revenue in all market segments to increase further as new car models and other products using the Company’s SPD-SmartGlass technology are introduced into the market.

Operating expenses decreased by $75,285 for the nine months ended September 30, 2023 to $1,695,129 from $1,770,414 for the nine months ended September 30, 2022. This decrease is a result of lower bad debts expense ($57,000) as well as lower patent, legal and professional fees ($13,000) and lower investor relations expenses ($19,000) and lower foreign tax withholdings ($16,000), partially offset by higher payroll and compensation costs ($23,000).

Research and development expenditures decreased by $14,263 to $430,150 for the nine months ended September 30, 2023 from $444,413 for the nine months ended September 30, 2022. This decrease is a result of lower allocated facilities and utilities costs ($19,000) partially offset by higher allocated insurance costs ($6,000).

The Company’s net investment income for the nine months ended September 30, 2023 was $99,463 as compared to a loss of $48,871 for the nine months ended September 30, 2022. This difference was primarily due to changes in market values of marketable securities and higher interest rates payable on balances available for investment as well as the sale of marketable securities at a loss in the prior year partially offset by gains on marketable securities in the current year.

As a consequence of the factors discussed above, the Company’s net loss was $1,428,454 ($0.04 per common share) for the nine months ended September 30, 2023 as compared to net loss of $1,853,915 ($0.06 per common share) for the nine months ended September 30, 2022.

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

During the nine months ended September 30, 2023, the Company’s cash and cash equivalents balance decreased by $3,705,931 as a result of cash used to fund operations of $1,746,318 as well as cash used to purchase marketable securities of $5,434,386 partially offset by cash generated from sale of marketable securities of $2,991,535, as well as the exercise warrants of $484,502. As of September 30, 2023, the Company had cash and cash equivalents and marketable securities of approximately $3.0 million, working capital of $3.6 million and total shareholders’ equity of $3.9 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We designed our disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and acting interim Chief Financial Officer, with assistance from other members of our management, has reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2023, and, based on his evaluation, has concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 2, 2023

