Form 10-K
period 2023-12-31
RESEARCH FRONTIERS INC
filed 2024-03-07
CIK 793524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023	Commission File Number 000-14893

RESEARCH FRONTIERS INCORPORATED

(Exact name of registrant as specified in its charter)

delaware	11-2103466
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

240 CROSSWAYS PARK DRIVE
WOODBURY, new york	11797-2033
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (516) 364-1902

Securities registered pursuant to Section 12(b) of the Act:	Name of Exchange
Title of Class	on Which Registered
Common Stock, $0.0001 Par Value	The NASDAQ Stock
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), computed based on the closing sale price of $1.60 was $51,773,808. In making this computation, all direct and indirect shares known to be owned by directors and executive officers of the Company and all direct and indirect shares known to be owned by other persons holding in excess of 5% of the Company’s common stock have been deemed held by “affiliates” of the Company, and awards of restricted stock subject to vesting are assumed to have been fully issued and outstanding. Nothing herein shall prejudice the right of the Company or any such person to deny that any such director, executive officer, or stockholder is an “affiliate.”

On March 7, 2024, the registrant had 33,509,287 shares of Common Stock outstanding.

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

General:

As used herein, “we,” “us,” “our,” the “Company” or “Research Frontiers” means Research Frontiers Incorporated unless otherwise indicated. Research Frontiers operates in a single business segment which is engaged in the development and marketing of technology and devices to control the flow of light (see Note 1 to the Consolidated Financial Statements). We develop and license our patented suspended particle device (“SPD-Smart”) light-control technology to other companies that manufacture and/or market the: (i) SPD-Smart chemical emulsion, (ii) light-control film made from the chemical emulsion, (iii) the light-control panels made by laminating the film, (iv) electronics to power end-products incorporating the film, or (v) lamination services for, and the end-products themselves such as “smart” windows, skylights and sunroofs. Research Frontiers currently has numerous companies that, in the aggregate, are licensed to primarily serve five major SPD-Smart application areas (aerospace, architectural, automotive, marine and display products) in every country of the world.

The Company has entered into a number of license agreements covering its light control technology. During 2023, four licensees accounted for 39%, 16%, 16% and 13% of fee income recognized during the year. During 2022, four licensees accounted for 28%, 23%, 13% and 11% of fee income recognized during the year.

Research Frontiers was incorporated in New York in 1965 to continue early work that Dr. Edwin Land, founder of Polaroid Corporation, and others had done in the area of light-control beginning in the 1930s. Research Frontiers was reincorporated in Delaware in 1989. Since 1965, Research Frontiers has actively worked to develop and license its own SPD technology, which it protects using patents, trade secrets and know-how. Although patent and trade secret protection are not a guarantee of commercial success, Research Frontiers currently has 219 patents that have been issued worldwide. In addition, the Company has current patent applications in the US and other countries that, if granted, would add a significant number of additional patents to its portfolio. The Company has and continues to devote significant resources to develop, license and protect its intellectual property position.

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

commercial and residential windows, doors, skylights, and partitions for new construction, replacement, and retrofit applications; and

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

In each of the last three fiscal years, the Company devoted substantially all of its time to the development of one class of products, namely SPD-Smart light-control technology, and therefore, revenue analysis by class is not provided herein. Information about our operations and those of our licensees is included below and in our financial statements and notes thereto.

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

Employees:

On March 6, 2024, the Company had six full-time employees, two of whom are technical personnel, and the rest of whom perform legal, finance, marketing, investor relations, and administrative functions. Of these employees, one has obtained a doctorate in Chemistry and one has extensive industrial experience in electronics and electrical engineering. One employee also has a postgraduate degree in business administration, and one has a doctorate in jurisprudence. Also, the Company’s suppliers and licensees have people on their teams with advanced degrees in a number of areas relevant to the commercial development of products using the Company’s technology. The success of the Company is dependent upon, among other things, the services of its senior management, the loss of which could have a material adverse effect upon the prospects of the Company.

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

●	The increased traction of electrochromic technology is primarily attributed to the benefits it offers in a sustainable building design. A majority of the top smart glass manufacturers are focusing on R&D to bring down the prices of smart glass without compromising on quality and thus achieve economies of scale.

●	Smart glass using electrochromic and SPD technologies is expected to witness huge demand in the coming years since the degree of customization is high in these two technologies, and the cost of these technologies is expected to drastically decrease.

●	Architecture is projected to register highest compound annual growth rate (CAGR) during the Forecast period by application. The marketability of a residential or commercial facility considerably depends on comfort, aesthetics or interior design, and eco-friendliness. Smart glass offers the architecture application energy efficiency and improved aesthetics. Smart glass products have inherent properties that help in market growth. The glare control property of smart glass eliminates unwanted glare from sunlight and can provide bright, clear, and customized lighting levels in the building. Smart glass is also used to adjust the heat levels in buildings. The self-cleaning property of smart glass offers users a superior experience at the low cost of maintenance.

●	Opportunity: Growing need for sustainable buildings. The world is becoming conscious of climate change, global warming, and its impact on the planet. The pandemic has also shown the need for green buildings and the benefit of having a sustainable living space. As part of the EU (European Union) Green Deal, the European Commission has set a target to make Europe a climate-neutral The EU also issued directives to member states like the “New Energy Performance in Building” in 2018 to promote sustainable buildings. continent by 2050, focusing on sustainable building and energy performance.

In January 2024, MarketsandMarkets issued Smart Glass Market by Technology (Electrochromic, Suspended Particle Display, Liquid Crystal, Photochromic, Thermochromic, Micro-blinds), Mechanism (Active Passive), Control System (Manual, Remote, Mobile-based, Voice-based) – Global Forecast to 2029.

This market research report concludes that the smart glass market is expected to be valued at USD $5.8 billion in 2024 and is projected to reach USD $9.4 billion by 2029. It is expected to grow at a CAGR of 9.8% from 2024 to 2029. Significant drivers of this growth are increasing awareness and adoption of energy-efficient solutions, particularly in the construction and automotive sectors. Technological advancements such as IoT integration present opportunities for enhanced functionality and connectivity.

Key conclusions in this report included:

●	Transportation end use segment is predicted to hold the largest share during the forecast period in smart glass market. The dominance of the transportation sector in the smart glass market stems from its widespread integration across various applications in automotive, aerospace, and marine industries. In automotive applications, smart glass is increasingly utilized in windows, sunroofs, and rearview mirrors, providing features like glare reduction, UV protection, and privacy control. Smart glass’s lightweight and energy-efficient properties in the aerospace sector contribute to improved passenger comfort and overall fuel efficiency. Additionally, in marine applications such as cruise ships and yachts, smart glass enhances aesthetics and offers panoramic views. With the transportation sector experiencing substantial growth and a heightened focus on safety, aesthetics, and energy efficiency, it emerges as the primary contributor to the overall market share, establishing itself as a crucial segment within the smart glass market.

●	“Active” smart glass accounts for the highest growth rate during the forecast period, due to their dynamic and responsive nature. Active smart glass systems, driven by external stimuli like electrical voltage or heat, provide rapid optical properties such as tint and transparency adjustments. This real-time adaptability is particularly attractive across various applications, including smart windows in homes, offices, and automobiles, as it offers precise control over environmental factors.

●	Smart glass market for the mobile-based control system is predicted to exhibit the highest CAGR market during the forecast period. Mobile-based control systems hold a higher CAGR in the smart glass market due to their seamless integration with the modern lifestyle and the increasing reliance on mobile devices. The convenience of controlling smart glass functionalities through mobile applications aligns with the growing trend of smart home and building automation. The widespread adoption of mobile-based control systems, coupled with ongoing technological advancements in mobile platforms, positions it as a key driver for the observed higher CAGR in the smart glass market.

●	Architecture is predicted to hold the highest growth rate in the smart glass market, due to increasing demand for innovative and energy-efficient solutions in the construction industry. Smart glass, with its ability to optimize natural light, regulate indoor temperatures, and enhance sustainability, aligns seamlessly with the evolving trends in modern architecture.

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

Aircraft Market:

In the aircraft industry, there is a trend towards larger windows with more passenger control and functionality, and an increased investment in improving the passenger experience. In the “transport category” (primarily large commercial passenger aircraft) segment, the world’s two largest aircraft manufacturers are both promoting the size of the windows in new aircraft platforms already being delivered (e.g., Boeing 787 and Airbus A350). In the “general aviation” category (primarily business jets, private or chartered smaller aircraft) this trend is true as well. For example, Gulfstream is promoting the size of the windows on their G650 platform as well as their upcoming G700 flagship aircraft, and Bombardier highlights the size of the cabin window on the Global 7000 and 8000 platforms. Several OEMs either already offer, or have announced their interest to include, electronically dimmable windows in their aircraft – including Boeing, Airbus, Bombardier, Embraer, Textron-Beechcraft, HondaJet, Airbus Helicopters, Airbus Corporate Jets, Bell Helicopter, Dassault, Epic Aircraft and One Aviation. Electronically dimmable windows for aircraft may use SPD technology or may use other smart window technologies such as liquid crystal or electrochromic technology. A window system using electrochromic technology was introduced in the Boeing 787. There have been concerns raised that this aircraft’s electronically dimmable windows are not dark enough for long haul flights, transmit too much heat into the cabin, and have a switching speed that is too slow.

The Company believes its SPD technology offers important performance advantages over other technologies including faster, more uniform response time, superior heat-rejection when the aircraft is parked on the ramp, superior acoustic insulation, an automated dimming system to continuously maintain a constant level of light in the cabin in real-time, weight-savings, and the use of scratch-resistant, lightweight (saving fuel) chemically strengthened glass. Leading companies manufacturing electromechanical pleated window shades have products that incorporate SPD-Smart windows into their designs, and Tier 1 suppliers of other cabin systems (e.g., cabin management systems) are featuring SPD-Smart electronically dimmable windows in mockups.

SPD technology is also the only commercially available light-control smart window technology known to have passed the stringent safety and durability tests required by the aviation industry and to have received a Supplemental Type Certificate (STC) from the Federal Aviation Administration. Today, SPD-Smart electronically dimmable windows are flying on over 40 models of various aircraft including those used in commercial aviation, general aviation and military aviation. SPD-Smart products have been selected by aircraft manufacturers as standard equipment on new production platforms including the Honda Aircraft HondaJet, Textron-Beechcraft King Air 250, 350i and C90GTx, Epic Aircraft E1000, Airbus ACJ TwoTwenty,

Architectural Market:

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

Hitachi Chemical sold its overall business to Showa Denko, and although sales of SPD film by Showa Denko continued through late 2023, it is expected that Showa Denko may reduce or discontinue the sale and branding of SPD film as part of the acquisition of Hitachi Chemical.

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

In October 2022, Gauzy’s Vision Systems discussed their 41 contracts with transportation OEM and Tier-1 suppliers using SPD-SmartGlass technology, summarized below:

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

In January 2024, Vision Systems disclosed their transportation contracts with OEM and Tier-1 suppliers using SPD-SmartGlass technology.

In aerospace, Gauzy has secured 20 contracts covering a range of aircraft from small to midsize business aircraft like the HondaJet HA-420 and Daher TBM 960, to larger business aircraft including two Airbus ACJ models, various helicopters such as the Airbus Helicopters ACH175, and commercial aircraft, including a Boeing model.

In the marine industry, Gauzy has 9 contracts for sailing yachts, motor yachts, and cruise ships.

Gauzy has 3 railway contracts (including multiple reorders for additional trains for the same manufacturer).

Gauzy has 3 contracts for recreational vehicles.

Gauzy’s SPD-SmartGlass solutions are found in many specialty vehicle markets, with 10 contracts.

2.	SPD-Smart Automotive Products:

Research Frontiers and its licensees are currently working with multiple automotive manufacturers to introduce SPD-Smart windows, sunroofs and roof systems on both concept and production vehicles. Research Frontiers’ end-product licensees in this sector include industry leaders American Glass Products, Asahi Glass, Custom Glass, Daimler AG, Isoclima, SER, and Vision Systems. The Company’s automotive glass licensees account for the majority of all glass produced for the automotive market throughout the world.

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

McLaren was the second auto manufacturer to adopt the Company’s SPD-SmartGlass technology for series production in the automotive market. The following new production cars by McLaren Automotive featured SPD-SmartGlass technology in their roofs: the McLaren GT, McLaren 720S Spyder and McLaren Speedtail (which also incorporated SPD-SmartGlass technology in the windshield as a built-in sun visor and also other areas of the car). The McLaren GT and 720S Spyder have been in production for several years, and the McLaren Speedtail was first delivered to customers in January 2020. Since then, McLaren has included SPD-SmartGlass in additional production models including the new McLaren 750S and McLaren Artura.

General Motors was the third auto manufacturer to announce that it was putting SPD-SmartGlass into series production in the roof of their new electric ultra-luxury flagship vehicle, the Cadillac Celestiq. The SPD-SmartGlass sunroof for the Celestiq gives occupants control over individual segments of the sunroof above them to better customize and enhance the driving experience in terms of comfort, security, and the reduction of heat, light and glare into the vehicle. The Celestiq with its SPD-SmartGlass roof was launched at CES 2021 in January 2021.

In 2024, Ferrari introduced and delivered to customers an all glass SPD-SmartGlass roof using Research Frontiers’ technology as an option in its new Purosangue.

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

In January 2024, at the CES show in Las Vegas, Gauzy debuted an SPD-SmartGlass side window for the Mercedes S-Class.

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

Continental Corporation showcased its “Intelligent Glass Control” system on a demonstration vehicle at a special event at the Consumer Electronics Show (CES) in Las Vegas. This vehicle, a Ford Mondeo station wagon, used SPD-SmartGlass technology to enable the glass in all 11 side and rear windows and in the top sun visor portion of the windshield to change its transparency and darken instantly through electric control signals.

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

5.	Rail Transport:

●	January 2023:

Prior to the CES trade show, Gauzy announced that their newest railway customer, Talgo, a leading Spain-based train OEM, will debut in the North American market an IGU (insulated glass unit) smart glass passenger window designed and built by Gauzy and Star Glass. With multi-zone technology and capacitive touch on glass controls, these SPD-SmartGlass windows set a new standard for passenger personalization and comfort in railway travel, and position Talgo as an early adopter of innovative solutions.

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

●	Textron-Beechcraft has SPD-Smart electronically dimmable windows as standard equipment on models of its King Air aircraft:

●	The King Air 250, with first delivery during 2015

●	The King Air 350i, with first delivery during 2015

●	The King Air C90GTx, with first deliveries during the first quarter of 2016

●	ONE Aviation announced the selection of SPD-Smart electronically dimmable windows for its Eclipse 700 platform, production of which is now discontinued.

●	Epic Aircraft’s E1000, with first delivery in February 2020, comes with SPD-Smart electronically dimmable windows as standard equipment on all passenger windows.

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

In January of 2024, Gauzy’s Vision Systems disclosed their aerospace contracts with OEM and Tier-1 suppliers using SPD-SmartGlass technology. Gauzy has secured 20 contracts covering a range of aircraft from small to midsize business aircraft like the HondaJet HA-420 and Daher TBM 960, to larger business aircraft including two Airbus ACJ models, various helicopters such as the Airbus Helicopters ACH175, and commercial aircraft, including a Boeing model.

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

SPD-Smart windows, skylights, doors and partitions offer various benefits in architectural applications. During 2009, independent tests were conducted by DSET Laboratories, a division of Atlas Material Testing Technology, in accordance with ASTM and ASHRAE testing and calculation protocols. These test results demonstrate that SPD-Smart windows have excellent solar heat rejection and control capabilities. In January 2011, a study published by the Department of Engineering at the University of Cambridge concluded that SPD-Smart light-control windows are exceptionally energy efficient, reducing solar heat gain by as much as 90%. The Cambridge study indicated that the real-world testing “confirms theoretical predictions that SPD glass holds great energy saving potential and is a technology that can really help to reduce energy wastage of glass facades.” In addition to SPD-Smart technology, the Cambridge study discussed alternative dynamic glazing technologies that could be used in windows (e.g., electrochromics) and reported that SPD-Smart technology did not have the disadvantages that limited the potential of these alternative technologies. For example, the study cited that an electrochromic window that is 2.4 square meters can take up to 30 minutes to change from clear to dark.

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

In 2014, Research Frontiers added Teknoglass Solutions LLP and Diamond Glass. Teknoglass Solutions LLP acquired a license from Research Frontiers Inc. to make and sell SPD-SmartGlass architectural smart window products in the United Kingdom and Republic of Ireland. Diamond Glass acquired a license from Research Frontiers Inc. to make and sell SPD-SmartGlass architectural smart window products throughout Europe. In November 2013, Research Frontiers announced that it had a new licensee, MDV, who is targeting the architectural market in Brazil. In March of 2013 Research Frontiers announced that it had added two new licensees, Tint-It JSC and Advnanotech, both of whom are targeting the architectural market (in addition to the automotive aftermarket discussed previously) in Russia.

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

In January of 2024, Vision Systems disclosed their marine contracts with OEM and Tier-1 suppliers using SPD-SmartGlass technology, noting that they have nine contracts for sailing yachts, motor yachts, and cruise ships.

In October 2022, at the NBAA trade show, Vision Systems discussed their SPD-SmartGlass contracts for marine platforms, which includes three sailing yacht contract, four yacht contracts, and two cruise ship contracts.

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

Licensees of Research Frontiers:

The Company’s licensees are currently categorized into four main areas: materials for making films (emulsions), film, lamination of film to glass or plastic, and end-products. Emulsion makers produce and combine the necessary materials (i.e., SPD particles and various liquids and special polymers) from which SPD-Smart films are made. The film makers coat a thin layer of emulsion between two sheets of plastic film, each of which has a transparent conductive coating. This emulsion is then partly solidified to form an SPD film that allows users to control the amount of light, glare and heat passing through this film. The end-product licensees then integrate this film into a variety of SPD-Smart products or make electronic systems to control such SPD-Smart products. Some of these end-product licensees do their own lamination of the SPD light-control film to glass or plastic, and some outsource this lamination to other companies. The names of Research Frontiers’ licensees, and the year that their license agreements were entered into, are available on the Company’s SmartGlass.com website and with its filings with the Securities and Exchange Commission.

Licensees of Research Frontiers that incorporate SPD technology into end-products will pay Research Frontiers a royalty of 10-15% of net sales of licensed products under license agreements currently in effect and may also be required to pay Research Frontiers fees and minimum annual royalties. Licensees that sell components (such as SPD emulsion or film) or lamination services to other licensees of Research Frontiers do not pay a royalty on such sale or service, and Research Frontiers will collect a royalty from the licensee incorporating these components into their own SPD-Smart end-products. Research Frontiers’ license agreements typically allow the licensee to terminate the license after some period of time and give Research Frontiers only limited rights to terminate before the license expires. The current licensees of Research Frontiers are listed on the Company’s website, and licenses granted by the Company are non-exclusive and generally last as long as Research Frontiers’ patents remain in effect. Due to their bankruptcy filings or other termination of their general business activities or for other reasons, the Company does not believe that Polaroid Corporation, Kerros Limited, ThermoView Industries, BRG Group, MDV, Hanamac, SPD Technologies, SPD Systems, and Film Technologies International are pursuing business activities with respect to SPD technology. The Company and SPD Control Systems agreed to terminate their license agreement in December 2014 which resulted in a grant back to Research Frontiers of certain rights in SPD Control Systems’ intellectual property. Some of the Company’s other licensees are currently inactive with respect to SPD technology, but may hereafter become active again. To date, the Company has not generated sufficient revenue from its licensees to profitably fund its operations other than a profit reported for the third quarter of 2021.

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

In February 2022, Research Frontiers, and its licensee and strategic investor Gauzy Ltd. announced that, following successfully raising $60 million in a Series D financing, Gauzy has acquired Research Frontiers licensee, Vision Systems. With the consolidation of the two companies, the combined entity now has international subsidiaries on six continents, product availability through direct fulfillment and a distribution channel of over 70 certified industrial partners, five dedicated manufacturing sites, 14 global offices. The combined entity reported revenues of approximately $50 million in 2021, and holding over 60 patents, offering 20 unique product categories, and employing 480 people globally serving customers in over 50 countries.

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

During the past few years, the Company and/or its licensees have made significant advances relating to materials to enable (1) improved stability of SPD emulsions, (2) a wider range of light transmission, (3) improved film adhesion and cohesion, (4) increased durability of SPD films/laminates, and (5) cost reductions. These advances have resulted in patents being issued to the Company by the US Patent Office and by foreign patent offices between 2018-2023 in addition to other patents and patent applications that are pending worldwide.

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

Excluding non-cash expenses of approximately $8,000 and $16,000, associated with the grant of stock options to the Company’s technical personnel, Research Frontiers incurred approximately $575,000 and $593,000 during the years ended December 31, 2023 and 2022, respectively, for research and development costs. Research Frontiers plans to engage in substantial continuing research and development activities to invest in future improvements in SPD light-control technology and to expand for its licensees the capabilities of SPD-Smart technology and the markets for SPD-Smart products.

Patents and Proprietary Information:

Research Frontiers continues to make substantial investments to develop, license and protect its intellectual property position. The Company has 12 United States and several hundred foreign patents in force. The Company’s United States patents expire at various dates from 2024 through 2037, while its foreign patents expire at various dates from 2024 through 2037.

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

Source and Need for Capital.

As of December 31, 2023, we had approximately $2.5 million in cash and cash equivalents.

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

As of December 31, 2023, the Company had cash and cash equivalents of approximately $2.5 million, working capital of $3.3 million and total shareholders’ equity of $3.5 million. Our quarterly projected cash flow shortfall, based on our current operations, adjusted for any non-recurring cash expenses and adjusted for additional royalties expected to be received for use of our products in new production, for the next 12 months, is approximately $200,000 to $250,000 per quarter. We may eliminate some operating expenses in the future, which will further reduce our cash flow shortfall if needed. Based on these assumptions, we currently expect to have sufficient working capital for more than the next five years of operations.

History of Operating Losses.

We have experienced net losses from operations, and we may continue to incur net losses from operations in the future. We have incurred substantial costs and expenses in researching and developing our SPD technology. As of December 31, 2023, we had an accumulated deficit of $124.3 million since our inception. Our net loss was $1.9 million in 2023 and $2.7 million in 2022, (which includes non-cash accounting charges in 2023 and 2022 of $0.1 million and $0.2 million, respectively, resulting from the expensing of grants of stock options).

We may not generate sufficient cash flows to cover our operating expenses.

As noted above, we have incurred recurring losses since inception and expect to continue to incur losses as a result of costs and expenses related to our research and continued development of our SPD technology and our corporate general and administrative expenses. Our limited capital resources and operations to date have been substantially funded through sales of our common stock, exercise of options and warrants and royalty fees collected. As of December 31, 2023, we had working capital of approximately $3.3 million, cash and cash equivalents of approximately $2.5 million, shareholders’ equity of approximately $3.5 million and an accumulated deficit of $124.3 million. In the event that we are unable to generate sufficient cash from our operating activities or raise additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects.

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

Some SPD-Smart products have only recently been introduced.

Products using SPD technology have been in the market for decades and new product applications are being introduced in various industries. Some of these new products have only recently begun to be introduced into the marketplace. Developing products using new technologies can be risky because problems, expenses and delays frequently occur, and costs may or may not come down quickly enough for such products using new technologies to rapidly penetrate mass market applications.

We have several large licensees that account for 10% or more of our annual fee income.

During 2023, four licensees accounted for 39%, 16%, 16% and 13%, respectively, of fee income recognized for the year. During 2022, four licensees accounted for 28%, 23%, 13% and 11%, respectively, of fee income recognized for the year. The loss of all or a substantial portion of the fee income from any of these customers (or certain other significant customers) could have a material adverse effect on our business, financial condition, and/or results of operations.

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

Limited source of SPD film.

Our end-product licensees require a source of SPD film to manufacture finished products. Currently, Showa Denko Chemical and Gauzy Ltd. are the only sources of commercial quantities of SPD-film. There are several other companies that are licensed to manufacture SPD-film, but they have not begun commercial production of this film. Our end-product licensees’ ability to sell SPD products could be negatively impacted if there was a prolonged disruption in SPD-film availability. Such a disruption could also negatively impact our revenues, results of operations and financial condition.

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

The Company currently occupies approximately 9,500 square feet of space at an annual rent which, in 2023 was approximately $175,000, for its executive office, research facility and SPD-Smart Glass Design Center at 240 Crossways Park Drive, Woodbury, New York 11797 under a lease expiring March 31, 2025. The Company believes that its space, including its laboratory facilities, is adequate for its present needs.

ITEM 3.	LEGAL PROCEEDINGS

There are no legal proceedings pending by or against the Company required to be reported under this Item 3.

ITEM 4.	MINE SAFETY DISCLOSURES

N/A

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

(1)	The Company’s common stock is traded on the NASDAQ Capital Market under the symbol “REFR”. As of March 6, 2024, there were 33,509,287 shares of common stock outstanding.

(2)	The following table sets forth the range of the high and low selling prices (as provided by the National Association of Securities Dealers) of the Company’s common stock for each quarterly period within the past two fiscal years:

Quarter Ended	Low	High

March 31, 2022	$1.34	$2.45
June 30, 2022	1.51	2.29
September 30, 2022	1.55	2.85
December 31, 2022	1.83	2.53

March 31, 2023	$1.68	$2.30
June 30, 2023	1.42	1.85
September 30, 2023	0.99	1.75
December 31, 2023	0.90	1.29

These quotations may reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

(b) Approximate Number of Security Holders

As of March 6, 2024, there were approximately 283 holders of record of the Company’s common stock and the closing price of our common stock was $1.09 per share. The Company estimates that there are approximately 7,100 beneficial holders of the Company’s common stock.

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

Critical Accounting Estimates

The following accounting estimates are important to understanding our financial condition and results of operations and should be read as an integral part of the discussion and analysis of the results of our operations and financial position. For additional accounting policies, see Note 2 to our Consolidated Financial Statements, “Summary of Significant Accounting Policies.”

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

The Company recognizes revenue in accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers. The Company determined that its license agreements provide for three performance obligations: (i) Grant of Use, (ii) Technical Support, and (iii) New Improvements.

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

In 2023 and 2022, the Company received royalty revenues from sales of SPD-SmartGlass products for various car models that were accretive to the Company’s royalty revenue. Production efficiencies are expected to continue and accelerate with the introduction of the higher vehicle production volumes for various car models going forward, and the Company expects that lower pricing per square foot of the Company’s technology could expand the market opportunities, adoption rates, and revenues for its technology in automotive and non-automotive applications. The Company expects to generate additional royalty income from the near-term introduction of additional new car and aircraft models from other OEMs (original equipment manufacturers), continued growth of sales of products using the Company’s technology for the marine industry in yachts and other watercraft, in trains, in museums, and in larger architectural projects.

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

Year ended December 31, 2023 Compared to the Year ended December 31, 2022

The Company’s fee income from licensing activities for the year ended December 31, 2023 was $909,598 compared to $539,686 for the year ended December 31, 2022. This increase in fee income in 2023 by $369,912, an increase of 69%, was primarily the result of higher royalties from the automotive markets, an increase by 178%, as compared to 2022. The Company expects revenue in all market segments to increase further as new car models and other products using the Company’s SPD-SmartGlass technology are introduced into the market.

Operating expenses decreased by $196,055 for the year ended December 31, 2023 to $2,359,634 from $2,555,689 for the year ended December 31, 2022. The decrease is the result of lower compensation and related costs ($65,000), as well as lower patent ($56,000), lower bad debts ($47,000), lower director costs ($37,000) and lower investor relations costs ($18,000) partially offset by higher legal and professional fees ($30,000). Operating expenses for the years ended December 31, 2023 and 2022 include $137,000 and $216,000, respectively, of non-cash charges for options granted to employees and directors.

Research and development expenditures decreased by $25,861 for the year ended December 31, 2023 to $583,266 from $609,127 for the year ended December 31, 2022. This decrease was the result of lower allocated facility costs ($22,000) as well as lower compensation and related costs ($20,000) partially offset by higher materials costs ($12,000) and higher allocated insurance costs ($5,000). Research and development costs include non-cash charges for options granted to employees of $8,000 and $16,000 in 2023 and 2022, respectively.

The Company’s net investment income for the year ended December 31, 2023 was $124,938 as compared to a net investment loss of $44,219 for the year ended December 31, 2022. This difference was primarily due to changes in market values of a marketable security and higher interest rates paid on investments.

No income tax benefit or expense was recorded for the years ended December 31, 2023 and 2022.

As a consequence of the factors discussed above, the Company’s net loss was $1,908,364 ($0.06 per common share) for the year ended December 31, 2023, which was $760,985 (29%) lower than the net loss of $2,669,349 ($0.08 per common share) for the year ended December 31, 2022.

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

During 2023, the Company’s cash and cash equivalents balance decreased by $1,754,958 principally as a result of cash generated from the exercise of warrants of $484,502 as well as cash generated from the sale and maturities of marketable securities of $5,491,535 offset by cash used for operations of $2,295,051 and cash used for the purchase of marketable securities of $5,434,386 and for the purchase of property and equipment of $1,558. At December 31, 2023, the Company had cash and cash equivalents of $2.5 million, working capital of $3.3 million and total shareholders’ equity of $3.5 million. Our quarterly projected cash flow shortfall, based on our current operations, adjusted for any non-recurring cash expenses for the next 12 months and adjusted for additional royalties expected to be received for use of our products in new production, for the next 12 months, is approximately $200,000 to $250,000 per quarter. We may eliminate some operating expenses in the future, which will further reduce our cash flow shortfall if needed. Based on these assumptions, we currently expect to have sufficient working capital for more than the next five years of operations.

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

Contractual Obligations:

The Company has operating leases for certain facilities and equipment with a weighted average remaining lease term of 1.3 years as of December 31, 2023. The maturities over time of the operating lease obligations as of December 31, 2023 were as follows:

December 31, 2023
Year 1	$222,000
Years 2-3	56,000
Years 4-5	-
Thereafter	-
Total lease payments	$278,000

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and acting interim Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, the Company’s Chief Executive Officer and acting interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s periodic SEC filings. Our Chief Executive Officer and acting interim Chief Financial Officer has concluded that as of December 31, 2023 our disclosure controls and procedures are designed, and are effective, to ensure that information required to be disclosed by our Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the commission’s rules and forms, and are also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and acting interim Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of our management, including our Chief Executive Officer and acting interim Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013), or the COSO Framework. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and Acting Interim Chief Financial Officer concluded that, as of such date, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting because such attestation report is not required by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting

There were no changes to controls during the three months ended December 31, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer, Chief Operating Officer, Treasurer and Chief Financial Officer, Vice Presidents and other employees of the Company with important roles in the financial reporting process. This Code of Ethics was adopted by the entire Board of Directors of the Company, including all of its Audit Committee members, in March 2004 in accordance with the requirements of the Sarbanes Oxley Act. The Code of Ethics is available on the Company’s website at www.SmartGlass.com and was also filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding any amendment to, or waiver from, a provision of this Code of Ethics by posting such information on the website specified above.

The other information required by this Item 10 is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Commission on or before April 29, 2024.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Commission on or before April 29, 2024. Notwithstanding anything to the contrary set forth herein or in any of the Company’s past or future filings with the SEC that might incorporate by reference the Company’s definitive Proxy Statement, in whole or in part, the report of the compensation committee and the stock price performance graph contained in such definitive Proxy Statement shall not be incorporated by reference into this Annual Report on Form 10-K or in any other such filings.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Commission on or before April 29, 2024.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Commission on or before April 29, 2024.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is CohnReznick LLP, Melville, NY, Auditor Firm ID No: 596. The information required by this Item 14 is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Commission on or before April 29, 2024.

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

Dated: March 7, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Position	Date

/s/ Darryl Daigle	Director	March 7, 2024
Darryl Daigle

/s/ Joseph M. Harary	Director, President, CEO and Acting Interim CFO	March 7, 2024
Joseph M. Harary

/s/ Alexander Kaganowicz	Director	March 7, 2024
Alexander Kaganowicz

/s/ Eyal Peso	Director	March 7, 2024

Eyal Peso

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Research Frontiers Incorporated

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Research Frontiers Incorporated and subsidiary (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ CohnReznick LLP

We have served as Research Frontiers Incorporated’s auditor since 2019.

Melville, New York

March 7, 2024

RESEARCH FRONTIERS INCORPORATED

Consolidated Balance Sheets

December 31, 2023 and 2022

	December 31, 2023	December 31, 2022

Assets
Current assets:
Cash and cash equivalents	$2,475,958	$4,230,916
Royalties receivable, net of reserves of $1,253,450 in 2023 and $1,158,450 in 2022	1,003,404	589,599
Prepaid expenses and other current assets	96,784	100,973
Total current assets	3,576,146	4,921,488

Fixed assets, net	39,598	65,388
Operating lease ROU assets	178,715	323,509
Deposits and other assets	56,066	56,066
Total assets	$3,850,525	$5,366,451

Liabilities and Shareholders’ Equity

Current liabilities:
Current portion of operating lease liability	$212,359	$196,405
Accounts payable	50,880	71,079
Accrued expenses and other	14,192	34,379
Total current liabilities	277,431	301,863

Operating lease liability, net of current portion	55,363	267,723
Total liabilities	332,794	569,586

Shareholders’ equity:
Common stock, par value $0.0001 per share; authorized 100,000,000 shares, issued and outstanding 33,509,287 in 2023 and 33,150,396 in 2022	3,351	3,315
Additional paid-in capital	127,779,221	127,150,027
Accumulated deficit	(124,264,841)	(122,356,477)
Total shareholders’ equity	3,517,731	4,796,865

Total liabilities and shareholders’ equity	$3,850,525	$5,366,451

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Consolidated Statements of Operations

Years ended December 31, 2023 and 2022

	2023	2022

Fee income	$909,598	$539,686

Operating expenses	2,359,634	2,555,689
Research and development	583,266	609,127
Total expenses	2,942,900	3,164,816

Operating loss	(2,033,302)	(2,625,130)

Net investment income (loss)	124,938	(44,219)

Net loss	$(1,908,364)	$(2,669,349)

Basic and diluted net loss per common share	$(0.06)	$(0.08)

Weighted average number of common shares outstanding	33,453,627	32,070,233

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Consolidated Statements of Shareholders’ Equity

Years ended December 31, 2023 and 2022

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2021	31,650,396	$3,165	$123,467,886	$(119,687,128)	$3,783,923
Share-based compensation	-	-	232,291	-	232,291
Issuance of common stock and warrants	1,500,000	150	3,449,850	-	3,450,000
Net loss	-	-	-	(2,669,349)	(2,669,349)
Balance, December 31, 2022	33,150,396	3,315	127,150,027	(122,356,477)	4,796,865
Exercise of warrants	358,891	36	484,466	-	484,502
Share-based compensation	-	-	144,728	-	144,728
Net loss	-	-	-	(1,908,364)	(1,908,364)
Balance, December 31, 2023	33,509,287	$3,351	$127,779,221	$(124,264,841)	$3,517,731

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Consolidated Statements of Cash Flows

Years ended December 31, 2023 and 2022

	2023	2022
Cash flows from operating activities:
Net loss	$(1,908,364)	$(2,669,349)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	27,348	28,837
Realized (gain) loss on marketable securities	(57,149)	60,143
Share-based compensation	144,728	232,291
Bad debts	95,000	141,772
ROU asset amortization	144,794	146,315
Change in assets and liabilities:
Royalty receivables	(508,805)	100,266
Prepaid expenses and other assets	4,189	(30,542)
Accounts payable and accrued expenses	(40,386)	(10,387)
Operating lease liability	(196,406)	(182,091)
Net cash used in operating activities	(2,295,051)	(2,182,745)

Cash flows from investing activities:
Purchases of fixed assets	(1,558)	(1,271)
Purchases of marketable securities	(5,434,386)	-
Sales and maturities of marketable securities	5,491,535	2,694,968
Net cash provided by investing activities	55,591	2,693,697

Cash flows from financing activities:
Net proceeds from exercise of warrants	484,502	-
Proceeds from issuance of common stock and warrants	-	3,450,000
Net cash provided by financing activities	484,502	3,450,000

Net (decrease) increase in cash and cash equivalents	(1,754,958)	3,960,952

Cash and cash equivalents at beginning of year	4,230,916	269,964
Cash and cash equivalents at end of year	$2,475,958	$4,230,916

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

The Company has primarily utilized its cash, cash equivalents, and investments generated from sales of our common stock, proceeds from the exercise of options and warrants, and royalty fees collected to fund its research and development of SPD light valves, for marketing initiatives, and for other working capital purposes. The Company’s working capital and capital requirements depend upon numerous factors, including the results of research and development activities, competitive and technological developments, the timing and cost of patent filings, and the development of new licensees and changes in the Company’s relationships with its existing licensees. The degree of dependence of the Company’s working capital requirements on each of the foregoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements; the addition of new licensees may provide additional working capital or working capital requirements, and changes in relationships with existing licensees would have a favorable or negative impact depending upon the nature of such changes. We have incurred recurring losses since inception and expect to continue to incur losses as a result of costs and expenses related to our research and continued development of our SPD technology and our corporate general and administrative expenses. Our limited capital resources and operations to date have been substantially funded through sales of our common stock, exercise of options and warrants and royalty fees collected. As of December 31, 2023, we had working capital of approximately $3.3 million, cash and cash equivalents of approximately $2.5 million, shareholders’ equity of approximately $3.5 million and an accumulated deficit of approximately $124.3 million. Our quarterly projected cash flow shortfall, based on our current operations, adjusted for any non-recurring cash expenses and adjusted for additional royalties expected to be received for use of our products in new production, for the next 12 months, is approximately $200,000 to $250,000 per quarter. We may eliminate some operating expenses in the future, which will further reduce our cash flow shortfall if needed. Based on these assumptions, we currently expect to have sufficient working capital for at least 12 months from the issuance of these financial statements.

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

(2) Summary of Significant Accounting Policies

(a) Cash and Cash Equivalents

The Company considers securities purchased with original maturities of three months or less to be cash equivalents. Cash equivalents consist of short-term investments in money market accounts at December 31, 2023 and 2022.

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. FDIC insurance coverage is $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits. Amounts on deposit in excess of federally insured limits at December 31, 2023 and 2022 are approximately $1.2 million and $2.7 million, respectively.

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

At December 31, 2023 and 2022, the Company invested only in investments qualified as cash and cash equivalents. During the years ended December 31, 2023 and 2022, the Company incurred a realized gain (loss) on the sale and maturities of marketable securities of $57,149 and $(60,143), respectively.

(c) Royalties Receivable

Royalties receivable from licensees are recorded at the amounts specified within the license agreements when the collectability of the receivable is reasonably assured. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing royalties receivable. The Company determines the allowance based on historical write-off experience as well as the current status of the Company’s customers. The Company reviews its allowance for doubtful accounts periodically. Past due accounts are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2023, three companies accounted for 17%, 12% and 10% of the Company’s outstanding receivables. As of December 31, 2022, one company accounted for 14% of the Company’s outstanding receivables.

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

As of December 31, 2023, the Company has one license agreement that are in its initial multiyear term (“Initial Term”) with continuing performance obligations going forward. The Initial Term of this agreement will end as of December 31, 2024, The Company currently expects this agreement will renew annually at the end of the Initial Term. As of December 31, 2023, the aggregate amount of the revenue to be recognized upon the satisfaction of the remaining performance obligations for this license agreements is $100,000. The revenue for these remaining performance obligations for each of the three license agreements is expected to be recognized evenly throughout their remaining period of the Initial Term.

Over the years, the Company has entered into a number of license agreements covering its light control technology. The Company received minimum annual royalties under certain license agreements and recorded fee income based on ASC 606 revenue recognition each quarter. In instances when sales of licensed products by its licensees exceed minimum annual royalties, the Company recognized additional fee income as the amounts have been earned. Certain of the fees are accrued by, or paid to, the Company in advance of the period in which they are earned resulting in deferred revenue. Such excess amounts are recorded as deferred revenue and are typically recognized as fee income when earned. As of December 31, 2023 and 2022, there was no balance in deferred revenue.

Fee income represents amounts earned by the Company under various license and other agreements relating to technology developed by the Company. During 2023, four licensees accounted for 39%, 16%, 16% and 13% of fee income recognized during the year. During 2022, four licensees accounted for 28%, 23%, 13% and 11% of fee income recognized during the year.

(f) Basic and Diluted Loss Per Common Share

Basic loss per share excludes any dilution. It is based upon the weighted average number of common shares outstanding during the period. Dilutive loss per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company’s dilutive loss per share equals basic loss per share for each of the years in the two-year period ended December 31, 2023 because all potentially dilutive securities (i.e., options and warrants) were antidilutive in those periods. The number of options and warrants that were not included because their effect is antidilutive was 3,294,515 and 4,146,951 for 2023 and 2022, respectively.

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

In accordance with ASC Topic 740, we recognize tax benefits only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in tax returns that do not meet these recognition and measurement standards. We classify accrued interest and penalties related to any unrecognized tax benefits in our income tax provision. At December 31, 2023 and 2022, we do not have accrued interest and penalties related to any unrecognized tax benefits. We do not believe we have any uncertain tax positions as of December 31, 2023 and 2022.

The tax years subject to examination by major tax jurisdictions include the years 2018 and forward by the U.S. Internal Revenue Service and certain states. The Company is not currently being audited by any tax jurisdiction.

(k) Share-Based Compensation

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

In connection with employee and director stock options, the Company charged to compensation expense $144,728 and $232,291 during the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, these awards were fully vested. In lieu of higher cash compensation, the Company has granted warrants and non-employee options to consultants. These warrants and non-employee options vested fully on the date of grant. There were no such charges for the year ended December 31, 2023 and 2022.

(l) Restricted Stock

Compensation cost for restricted stock is measured using the quoted market price of the Company’s common stock at the date the common stock is granted. The compensation cost is recognized over the period between the issue date and the vesting period for such shares. Restricted stock is included in total common shares outstanding upon the lapse of any vesting conditions.

(m) Impairment of Long-Lived Assets

The Company reviews long-lived assets to determine whether an event or change in circumstances indicates the carrying value of the asset may not be recoverable. The Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets and any historical or future profitability measurements, as well as other external market conditions or factors that may be present. There was no impairment of long-lived assets recorded during 2023 and 2022.

(n) Fair Value Measurements

As of December 31, 2023 and 2022, the fair value of the Company’s financial assets and non-warrant liabilities including cash and cash equivalents, marketable securities, royalties receivable, accounts payable and accrued expenses approximated carrying value due to the short-term maturity of these instruments.

(o) Recent Accounting Pronouncements

New Accounting Standards

The Company believes that no new accounting standards that are not yet effective will have a material effect on the Company’s consolidated financial statements.

(3) Fixed Assets

Fixed assets and their estimated useful lives as of December 31, 2023 and 2022 are as follows:

	2023	2022	Estimated useful life

Equipment and furniture	$1,393,923	$1,392,365	5 years
Trade show materials	775,654	775,654	5 years
Autos	53,764	53,764	5 years

Leasehold improvements	584,967	584,967	Life of lease or estimated life of asset if shorter
	2,808,308	2,806,750

Less accumulated depreciation
and amortization	(2,768,710)	(2,741,362)
	$39,598	$65,388

(4) Accrued Expenses and Other

Accrued expenses and other consist of the following at December 31, 2023 and 2022:

	2023	2022
Payroll, bonuses and related benefits	$9,032	$29,219
Professional services	4,800	4,800
Other	360	360
	$14,192	$34,379

(5) Income Taxes

Since inception, the Company has incurred losses from operations and as a result has not recorded income tax expense. Benefits related to net operating loss carryforwards and deferred items have been fully reserved because it is not more likely than not that the Company will achieve profitable operations. The difference between the total income taxes at the federal statutory rate for each of the years ended December 31, 2023 and 2022 and the fact that no income tax benefit was recorded in each of these years is attributable to the change in the valuation allowance recorded in each year.

The Tax Cuts and Jobs Act of 2017 (“TCIA”) amended IRC Section 174 to require capitalization of all research and development (“R&D”) costs incurred in tax years beginning after December 31, 2021. These costs are required to be amortized over five years if the R&D activities are performed in the U.S., or over 15 years if the activities were performed outside the U.S. For tax reporting purposes, the Company capitalized $583,000 and $609,000 of R&D expenses incurred as of December 31, 2023 and 2022, respectively.

On August 16, 2022, The Inflation Reduction Act (“IRA”) was signed into law in the United States. Among other provisions, the IRA includes a 15% corporate minimum tax rate applies to certain large corporations and a 1% excise tax on corporate stock repurchases made after December 31, 2022. We do not expect the IRA to have a material impact on our consolidated financial statements.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2023 and 2022 are presented below:

	2023	2022
Deferred tax assets:
Depreciation	$110,000	$109,000
Allowance for bad debts	263,000	248,000
Net operating loss carry-forwards	12,939,000	13,561,000
Stock option expense	257,000	334,000
Research and other credits	834,000	891,000
Lease liability	56,000	99,000
Amortization	225,000	130,000
Other	35,000	-
Total gross deferred tax assets	14,719,000	15,372,000

Deferred tax liabilities:
Lease liability	38,000	69,000
Total gross deferred tax liabilities	38,000	69,000

Valuation allowance	(14,681,000)	(15,303,000)
Net deferred tax	$-	$-

The reconciliation of the income tax expense (benefit) computed at the federal statutory tax rates to income tax expense (benefit) is as follows:

	2023	2022

Income tax provision at federal statutory rate	$(401,000)	$(561,000)
Expired carryforwards and other	1,023,000	1,011,000
Valuation allowance	(622,000)	(450,000)
	$-	$-

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

At December 31, 2023, the Company had net operating loss carryforwards for federal income tax purposes of approximately $64,587,000. Net operating loss carryforwards accumulated through December 31, 2017 of approximately $52,995,000 will expire in varying amounts from 2024 through 2038. Net operating losses generated since 2018, totaling approximately $11,592,000, will carry forward indefinitely, but cannot offset more than 80 percent of taxable income. Research and other credit carryforwards of approximately $904,000 are available to the Company to reduce income taxes payable in future years principally through 2041. The Company’s ability to utilize its net operating loss carryforwards and its current year tax credits in future periods could be subject to the 382 limitation. The Company will need to complete an analysis to determine whether its net operating losses are subject to the 382 limitation.

(6) Shareholders’ Equity

(a) Common Stock and Warrants

On September 16, 2022, the Company entered into subscription agreements from a group of private accredited investors to sell them 2.0 million shares of common stock of the Company at a price of $2.30 per share (which represents the closing market price of the Company’s common stock on September 14, 2022 which was the date that the transaction was agreed to). As of December 31, 2022, the Company received $3,450,000 under these subscription agreements and has issued 1,500,000 common shares and issued 1,500,000 warrants. In addition, the Company has an outstanding commitment from a potential investor for the remaining $1,150,000 under these subscription agreements. The Company did not sell any other equity securities during the years ended December 31, 2023 and 2022.

The shares were issued to the investors in a private placement and, along with the shares issued in connection with the exercise of any warrants in the future, are not registered and therefore currently subject to at least a six-month holding period by the investor.

(b) Options and Warrants

(i) Employee Options

In 2019, the shareholders approved the Company’s 2019 Equity Incentive Plan, which provides for the granting of both incentive stock options at the fair market value at the date of grant and nonqualified stock options at the fair market value at the date of grant to employees or non-employees who, in the determination of the Board of Directors, have made or may make significant contributions to the Company in the future. The Company may also award stock appreciation rights, restricted stock, or restricted stock units under this plan. The Company initially reserved 1,400,000 shares of its common stock for issuance under this plan, and 84,500 options and other awards were available for issuance under this plan as of December 31, 2023.

At the discretion of the Board of Directors, options expire in 10 years or less from the date of grant and are generally fully exercisable upon grant but in some cases may be subject to vesting in the future. Full payment of the exercise price may be made in cash or in shares of common stock valued at the fair market value thereof on the date of exercise, or by agreeing with the Company to cancel a portion of the exercised options.

The Company granted 223,000 fully vested options during 2023 and recorded share-based compensation of $144,728. The Company granted 178,000 fully vested options during 2022 and recorded share-based compensation of $232,291. The Company valued these grants using the Black-Scholes option pricing model with the following weighted average assumptions:

	2023	2022

Fair value on grant date	$1.02	$1.31
Expected dividend yield	-	-
Expected volatility	75%	81%
Risk free interest rate	3.84%	3.99%
Expected term of the option	5 years	5 years

Activity for stock options is summarized below:

	Number of Shares Subject to Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Balance at January 1, 2022	1,199,710	$3.67	5.7	$21,870

Granted	178,000	$1.95
Cancelled	(130,750)	$4.91
Exercised	-	$-
Balance at December 31, 2022	1,246,960	$3.35	5.8	$67,510

Granted	223,000	$1.02
Cancelled	(254,588)	$5.47
Exercised	-	$-
Balance at December 31, 2023	1,215,372	$2.48	6.7	$-

All options are exercisable at December 31, 2023.

(ii) Warrants and Non-Employee Options

Activity in warrants is summarized below:

	Number of Shares Underlying	Weighted Average
	Warrants Granted	Exercise Price

Balance at January 1, 2022	1,399,991	$2.27

Exercised	-
Terminated	-
Issued	1,500,000	2.76
Balance at December 31, 2022	2,899,991	$2.52

Exercised	(358,891)	$1.35
Terminated	(461,957)	1.35
Issued	-
Balance at December 31, 2023	2,079,143	$3.20

In lieu of cash compensation, the Company has granted warrants to investors and non-employee options to consultants. These warrants and non-employee options vested ratably over various terms ranging from 12 to 59 months. The non-employee options are valued at fair value at the time that the related services are provided using the Black-Scholes option valuation model and marked to market quarterly using the Black-Scholes option valuation model. There are 2,079,143 warrants issued to investors that are outstanding that are accounted for as equity.

Warrants and non-employee options generally expire in five years from the date of issuance. At December 31, 2023, all warrants and non-employee options outstanding were exercisable.

(c) Restricted Stock Grants

During 2023 and 2022, the Company did not issue restricted stock to its directors and employees.

(7) License and Other Agreements

The Company has entered into a number of license agreements covering various products using the Company’s SPD technology. Some of these license agreements are limited to specific countries and/or markets. Licensees of Research Frontiers who incorporate SPD technology into end products pay Research Frontiers an earned royalty of 10-15% of net sales of licensed products under license agreements currently in effect and may also be required to pay Research Frontiers fees and minimum annual royalties. Licensees who sell products or components to other licensees of Research Frontiers do not pay a royalty on such sale; Research Frontiers will collect such royalty from the licensee incorporating such products or components into its own end-products. Research Frontiers’ license agreements typically allow the licensee to terminate the license after some period of time and give Research Frontiers only limited rights to terminate before the license expires. Most licenses are non-exclusive and generally last as long as our patents remain in effect.

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

(8) Commitments

The Company has an employment agreement with its chief executive officer which provides for an annual base salary of $500,000 for calendar year 2024. This employment agreement has an evergreen provision that extends the term by one year on the expiration date unless either the Company or the employee has given notice that they will not be renewing the agreement upon the expiration of its term.

The Company has a defined contribution profit sharing (401k) plan covering employees who have completed one year of service. Contributions are made at the discretion of the Company. The Company did not make any contributions to this plan for 2023 or 2022.

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

The Company has operating leases for certain facilities, vehicles and equipment with a weighted average remaining lease term of 1.3 years as of December 31, 2023. Operating leases are included in right of use lease assets, other current liabilities and long-term lease liabilities on the consolidated balance sheet. Right of use lease assets and liabilities are recognized at each lease’s commencement date based on the present value of its lease payments over its respective lease term. The Company does not have an established incremental borrowing rate as it does not have any debt. The Company uses the stated borrowing rate for a lease when readily determinable. When the interest rate implicit in its lease agreements is not readily determinable, the Company uses an interest rate based on the marketplace for public debt. The weighted average discount rate associated with operating leases as of December 31, 2023 is 5.5%.

Maturities of operating lease liabilities as of December 31, 2023 were as follows:

December 31, 2023
Year 1	$222,000
Years 2-3	56,000
Years 4-5	-
Thereafter	-
Total lease payments	278,000
Less: imputed lease interest	(10,278)
Present value of lease liabilities	$267,722

(9) Rights Plan

In February 2013, the Company’s Board of Directors adopted a Stockholders’ Rights Plan (the “Rights Plan”) and declared a dividend distribution of one right (a “Right”) for each outstanding share of Company common stock to stockholders of record at the close of business on March 3, 2013 (“Record Time”) and authorized the issuance of one Right in respect of each share of Common Stock issued after the Record Time and prior to the Separation Time. The Rights Plan was readopted and extended in December 2022 until February 11, 2033.

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

Note 10. Related Party

Effective June 4, 2023, the Chairman and CEO of Gauzy, Ltd., one of the Company’s licensees, joined the Board of the Company. Gauzy’s license agreement has been in effect since September 17, 2017 and provides for minimum annual royalties and earned royalties relating to sales of SPD-SmartGlass architectural window products. Because the Company collects a 10-15% percentage royalty from the higher-priced end product sales by Gauzy’s customers purchasing their SPD-Smart light control film, under its license agreement with Gauzy, the Company does not collect a royalty on sales by Gauzy of SPD-Smart light control film to these licensee customers. In addition, the Company’s licensee Vision Systems, Inc. is a 100% owned subsidiary of Gauzy, Ltd. For years ended December 31, 2023 and 2022, fee income related to Gauzy and Vision Systems represented 18% and 31%, respectively, of the Company’s total fee income. In addition, as of December 31, 2023 and 2022, the Company’s accounts receivable from Gauzy and Vision Systems represented 8% and 9%, respectively, of the Company’s total royalty receivables, before reserves. In January 2024 these receivables were paid in full by Gauzy and Vision Systems.

