Form 10-Q
period 2024-06-30
RESEARCH FRONTIERS INC
filed 2024-08-01
CIK 793524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of

THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarter ended June 30, 2024	Commission File Number 000-14893

RESEARCH FRONTIERS INCORPORATED

(Exact name of registrant as specified in its charter)

delaware	11-2103466
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

240 CROSSWAYS PARK DRIVE WOODBURY, new york	11797-2033
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (516) 364-1902

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered
Common Stock, $0.0001 Par Value	The NASDAQ Stock Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 1, 2024, there were outstanding 33,517,787 shares of Common Stock, par value $0.0001 per share.

RESEARCH FRONTIERS INCORPORATED

Condensed Consolidated Balance Sheets

	June 30, 2024 (Unaudited)	December 31, 2023 (See Note 1)
Assets

Current assets:
Cash and cash equivalents	$1,906,502	$2,475,958
Royalties receivable, net of reserves of $1,253,450 in 2024 and 2023, respectively	1,078,500	1,003,404
Prepaid expenses and other current assets	204,682	96,784
Total current assets	3,189,684	3,576,146

Fixed assets, net	26,801	39,598
Operating lease ROU assets	107,229	178,715
Deposits and other assets	56,066	56,066
Total assets	$3,379,780	$3,850,525

Liabilities and Shareholders’ Equity

Current liabilities:
Current portion of operating lease liability	$163,825	$212,359
Accounts payable	60,968	50,880
Accrued expenses	40,212	14,192
Deferred revenue	125,000	-
Total current liabilities	390,005	277,431

Operating lease liability, net of current portion	-	55,363
Total liabilities	390,005	332,794

Shareholders’ equity:
Common stock, par value $0.0001 per share; authorized 100,000,000 shares, issued and outstanding 33,517,787 in 2024 and 33,509,287 in 2023	3,352	3,351
Additional paid-in capital	127,787,890	127,779,221
Accumulated deficit	(124,801,467)	(124,264,841)
Total shareholders’ equity	2,989,775	3,517,731

Total liabilities and shareholders’ equity	$3,379,780	$3,850,525

See accompanying notes to condensed consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Condensed Consolidated Statements of Operations

(Unaudited)

	Six months ended June 30,		Three months ended June 30,
	2024	2023	2024	2023

Fee income	$802,972	$433,215	$489,594	$185,040

Operating expenses	1,110,285	1,152,493	476,898	564,694
Research and development	278,571	294,832	128,830	145,610
Total expenses	1,388,856	1,447,325	605,728	710,304

Operating loss	(585,884)	(1,014,110)	(116,134)	(525,264)

Net investment income	49,258	57,822	22,112	31,614

Net loss	$(536,626)	$(956,288)	$(94,022)	$(493,650)

Basic and diluted net loss per common share	$(0.02)	$(0.03)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding	33,514,097	33,397,968	33,517,787	33,509,287

See accompanying notes to condensed consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

For the six months ended June 30, 2023 and 2024

	Common Stock		Additional
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total

Balance, January 1, 2023	33,150,396	$3,315	$127,150,027	$(122,356,477)	$4,796,865

Exercise of warrants	358,891	36	484,466	-	484,502
Net loss	-	-	-	(956,288)	(956,288)
Balance, June 30, 2023	33,509,287	$3,351	$127,634,493	$(123,312,765)	$4,325,079

	Common Stock		Additional
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total

Balance, January 1, 2024	33,509,287	$3,351	$127,779,221	$(124,264,841)	$3,517,731

Exercise of options	8,500	1	8,669	-	8,670
Net loss	-	-	-	(536,626)	(536,626)
Balance, June 30, 2024	33,517,787	$3,352	$127,787,890	$(124,801,467)	$2,989,775

For the three months ended June 30, 2023 and 2024

	Common Stock		Additional
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total

Balance, March 31, 2023	33,509,287	$3,351	$127,634,493	$(122,819,115)	$4,818,729

Net loss	-	-	-	(493,650)	(493,650)
Balance, June 30, 2023	33,509,287	$3,351	$127,634,493	$(123,312,765)	$4,325,079

	Common Stock		Additional
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total

Balance, March 31, 2024	33,517,787	$3,352	$127,787,890	$(124,707,445)	$3,083,797

Net loss	-	-	-	(94,022)	(94,022)
Balance, June 30, 2024	33,517,787	$3,352	$127,787,890	$(124,801,467)	$2,989,775

See accompanying notes to condensed consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(536,626)	$(956,288)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,951	13,661
Realized gain on marketable securities	-	(26,375)
ROU asset amortization	71,486	73,308
Bad debt recovery	-	(5,000)
Change in assets and liabilities:
Royalty receivables	(75,096)	(71,558)
Prepaid expenses and other assets	(107,898)	(130,791)
Accounts payable and accrued expenses	36,108	(35,741)
Deferred revenue	125,000	12,794
Operating lease liability	(103,897)	(96,925)
Net cash used in operating activities	(577,972)	(1,222,915)

Cash flows from investing activities:
Purchases of fixed assets	(154)	(1,304)
Purchases of marketable securities	-	(2,965,160)
Sales of marketable securities	-	2,991,535
Net cash (used in) provided by investing activities	(154)	25,071

Cash flows from financing activities:
Net proceeds from exercise of options and warrants	8,670	484,502
Net cash provided by financing activities	8,670	484,502

Net decrease in cash and cash equivalents	(569,456)	(713,342)

Cash and cash equivalents at beginning of period	2,475,958	4,230,916
Cash and cash equivalents at end of period	$1,906,502	$3,517,574

See accompanying notes to condensed consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Notes to Condensed Consolidated Financial Statements

June 30, 2024

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024. The condensed consolidated balance sheet at December 31, 2023 has been derived from the audited consolidated financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K relating to Research Frontiers Incorporated for the fiscal year ended December 31, 2023.

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

The Company has primarily utilized its cash, cash equivalents, and investments generated from sales of our common stock, proceeds from the exercise of options and warrants, and royalty fees collected to fund its research and development of SPD light valves, for marketing initiatives, and for other working capital purposes. The Company’s working capital and capital requirements depend upon numerous factors, including the results of research and development activities, competitive and technological developments, the timing and cost of patent filings, and the development of new licensees and changes in the Company’s relationships with its existing licensees. The degree of dependence of the Company’s working capital requirements on each of the foregoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements; the addition of new licensees may provide additional working capital or working capital requirements; and changes in relationships with existing licensees would have a favorable or negative impact depending upon the nature of such changes. We have incurred recurring losses since inception and expect to continue to incur losses as a result of costs and expenses related to our research and continued development of our SPD technology and our corporate general and administrative expenses. Our capital requirements and operations to date have been substantially funded through sales of our common stock, exercise of options and warrants and royalty fees collected. As of June 30, 2024, we had working capital of approximately $2.8 million, cash and cash equivalents of approximately $1.9 million, shareholders’ equity of approximately $3.0 million and an accumulated deficit of approximately $124.8 million. Our projected cash flow shortfall based on our current operations adjusted for any non-recurring cash expenses and adjusted for additional royalties expected to be received for use of our products in new production for the next 12 months is approximately $200,000 to $250,000 per quarter. Based on our current expectations of our cash flow shortfall for the next 12 months, our working capital would support our activities for at least the next 12 months from the issuance of these condensed consolidated financial statements.

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

As of June 30, 2024, the Company had $32,853 in unbilled revenue included in royalty receivables.

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

As of June 30, 2024, the Company has one license agreement that is in its initial multi-year term (“Initial Term”) with continuing performance obligations going forward. The Initial Term of this agreement will end as of December 31, 2024. The Company currently expects this agreement will renew annually at the end of the Initial Term. As of June 30, 2024, the aggregate amount of the revenue to be recognized upon the satisfaction of the remaining performance obligations for this license agreement is $53,000. The revenue for the remaining performance obligations for this license agreement is expected to be recognized evenly throughout the remaining period of the Initial Term.

Note 5. Fee Income

Fee income represents amounts earned by the Company under various license and other agreements relating to technology developed by the Company.

During the first six months of 2024, four licensees accounted for 10% or more of fee income of the Company; these licensees accounted for approximately 31%, 30%, 11% and 11% of fee income recognized during such period. During the first six months of 2023, four licensees accounted for 10% or more of fee income of the Company; these licensees accounted for approximately 24%, 22%, 21% and 21% of fee income recognized during such period.

During the three months ended June 30, 2024, two licensees accounted for 10% or more of fee income of the Company; these licensees accounted for approximately 51% and 24% of fee income recognized during such period. During the three months ended June 30, 2023, three licensees accounted for 10% or more of fee income of the Company; these licensees accounted for approximately 51%, 16% and 16% of fee income recognized during such period.

Note 6. Stock-Based Compensation

The Company has granted options/warrants to consultants. GAAP requires that all stock-based compensation be recognized as an expense in the condensed consolidated financial statements and that such costs be measured at the fair value of the award at the date of grant. These awards generally vest ratably over 12 to 60 months from the date of grant and the Company charges to operations quarterly the current market value of the options using the Black-Scholes method. During the six months ended June 30, 2024 and 2023, there were no charges related to options or warrants granted to consultants.

During the six months ended June 30, 2024 and 2023, the Company did not grant options to employees or directors.

There was no compensation expense recorded relating to restricted stock grants to employees and directors during the six months ended June 30, 2024 and 2023.

As of June 30, 2024, there were 84,500 shares available for future grant under our 2019 Equity Incentive Plan, which was approved by the Company’s shareholders in June 2019.

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

Note 8. Basic and Diluted Loss Per Common Share

Basic net loss per share excludes any dilution. It is based upon the weighted average number of common shares outstanding during the period. Dilutive net loss per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company’s dilutive loss per share equals basic loss per share for the periods ended June 30, 2024 and 2023, respectively, because all common stock equivalents (i.e., options and warrants) were antidilutive in those periods. The number of options and warrants that were not included (because their effect is antidilutive) were 2,706,872 and 3,775,987 for the periods ended June 30, 2024 and 2023, respectively.

Note 9. Equity

During the six months ended June 30, 2024, the Company received proceeds of $8,670 in connection with the exercise of options covering 8,500 shares of common stock. During the six months ended June 30, 2023, the Company received proceeds of $484,503 in connection with the exercise of warrants covering 358,891 shares of common stock. No options or warrants were exercised during the three-month periods ended June 30, 2024 and 2023.

On September 16, 2022, the Company entered into subscription agreements from a group of private accredited investors to sell them 2.0 million shares of common stock of the Company at a price of $2.30 per share (which represents the closing market price of the Company’s common stock on September 14, 2022, which was the date that the transaction was agreed to). For each share received, the investor also received one warrant (expiring on September 30, 2027) to purchase one share of common stock at an exercise price of $2.76/share. The shares were issued to the investors in a private placement and, along with the shares issued in connection with the exercise of any warrants in the future, are not registered and therefore subject to at least a six-month holding period by the investor from the date of issuance. As of September 30, 2022, the Company received $3,450,000 under these subscription agreements and has issued 1,500,000 common shares and issued 1,500,000 warrants. In addition, the Company has an outstanding commitment from a potential investor for the remaining $1,150,000 under these subscription agreements. The Company did not sell any other equity securities during the periods ended June 30, 2024 and 2023.

As of June 30, 2024, there were 1,500,000 warrants and 1,206,872 options outstanding.

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

The Company has an operating lease for our facility with a weighted average remaining lease term of nine months as of June 30, 2024. Operating leases are included in right-of-use lease assets, other current liabilities and long-term lease liabilities on the condensed consolidated balance sheets. Right-of-use lease assets and liabilities are recognized at each lease’s commencement date based on the present value of its lease payments over its respective lease term. The Company does not have an established incremental borrowing rate as it does not have any debt. The Company uses the stated borrowing rate for a lease when readily determinable. When the interest rates implicit in its lease agreements are not readily determinable, the Company used an interest rate based on the marketplace for public debt. The weighted average discount rate associated with operating leases as of June 30, 2024 is 5.5%.

Operating lease expense for the period ended June 30, 2024 was approximately $83,000. The Company has no material variable lease costs or sublease income for the period ended June 30, 2024.

Maturities of operating lease liabilities as of June 30, 2024 were as follows:

June 30, 2024

For the year ending December 31, 2024	$112,000
For the year ending December 31, 2025	56,000
Total lease payments	168,000
Less: imputed lease interest	(4,175)
Present value of lease liabilities	$163,825

Note 11. Related Party

Effective June 4, 2023, the Chairman and CEO of Gauzy, Ltd. (“Gauzy”), one of the Company’s licensees, joined the Board of the Company. Gauzy’s license agreement has been in effect since September 17, 2017 and provides for minimum annual royalties and earned royalties relating to sales of SPD-SmartGlass architectural window products. Because the Company collects a 10-15% percentage royalty from the higher-priced end product sales by Gauzy’s customers purchasing their SPD-Smart light control film, under its license agreement with Gauzy, the Company does not collect a royalty on sales by Gauzy of SPD-Smart light control film to these licensee customers. In addition, the Company’s licensee Vision Systems, Inc. (“Vision Systems”) is a 100% owned subsidiary of Gauzy. For the six months ended June 30, 2024 and 2023, total fee income related to Gauzy and Vision Systems represented 13% and 23%, respectively, of the Company’s total fee income. For the three months ended June 30, 2024 and 2023, total fee income related to Gauzy and Vision Systems represented 7% and 19%, respectively, of the Company’s total fee income. In addition, as of June 30, 2024 and December 31, 2023, the Company’s accounts receivable from Gauzy and Vision Systems represented 4% and 8%, respectively, of the Company’s total royalty receivables, before reserves.

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

The Company has entered into license agreements covering products using the Company’s SPD technology. When royalties from the sales of licensed products by a licensee exceed its contractual minimum annual royalties, the excess amount is recognized by the Company as fee income in the period that it was earned. Certain of the fees are accrued by, or paid to, the Company in advance of the period in which they are earned, resulting in deferred revenue.

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

Three months ended June 30, 2024 compared to the three months ended June 30, 2023

The Company’s fee income from licensing activities for the three months ended June 30, 2024 was $489,594 as compared to $185,040 for the three months ended June 30, 2023. This increase in fee income of $304,554 (165%) was primarily the result of higher royalties from the automotive and aircraft markets as compared to the second quarter of 2023. The Company expects revenue in all market segments to increase further as new car models and other products using the Company’s SPD-SmartGlass technology are introduced into the market.

Operating expenses decreased by $87,796 for the three months ended June 30, 2024 to $476,898 from $564,694 for the three months ended June 30, 2023. This decrease is the result of lower legal and professional fees ($50,000), lower directors’ fees and expenses ($19,000), lower investor relations and marketing costs ($25,000), lower patent costs ($8,000) and lower allocated insurance costs ($7,000) partially offset by higher payroll and related costs ($21,000).

Research and development expenditures decreased by $16,780 to $128,830 for the three months ended June 30, 2024 from $145,610 for the three months ended June 30, 2023. This decrease is a result of lower allocated insurance costs ($7,000) as well as lower equipment rental costs ($4,000) and lower allocated facility costs ($2,000).

The Company’s net investment income, consisting of interest income, for the three months ended June 30, 2024 was $22,112 as compared to income of $31,614 for the three months ended June 30, 2023 with the change due to lower cash balances available for investment.

As a consequence of the factors discussed above, the Company’s net loss was $94,022 ($0.00 per common share) for the three months ended June 30, 2024 as compared to net loss of $493,650 ($0.01 per common share) for the three months ended June 30, 2023.

Six months ended June 30, 2024 compared to the six months ended June 30, 2023

The Company’s fee income from licensing activities for the six months ended June 30, 2024 was $802,972 as compared to $433,215 for the six months ended June 30, 2023. This increase in fee income of $369,757 (85%) was the result of higher royalties from the automotive, aircraft and architectural markets as compared to the first half of 2023. The Company expects revenue in all market segments to increase further as new car models and other products using the Company’s SPD-SmartGlass technology are introduced into the market.

Operating expenses decreased by $42,208 for the six months ended June 30, 2024 to $1,110,285 from $1,152,493 for the six months ended June 30, 2023. This decrease is the result of lower payroll and related costs ($43,000), lower investor relations and marketing costs ($25,000) as well as lower allocated insurance costs ($6,000) partially offset by higher directors’ fees ($21,000) and higher foreign withholding costs ($12,000).

Research and development expenditures decreased by $16,261 to $278,571 for the six months ended June 30, 2024 from $294,832 for the six months ended June 30, 2023. This decrease is a result of lower allocated facility costs ($5,000), lower allocated insurance costs ($5,000) as well as lower equipment rental costs ($5,000).

The Company’s net investment income, consisting of interest income, for the six months ended June 30, 2024 was $49,258 as compared to income of $57,822 for the six months ended June 30, 2023 with the change due to lower cash balances available for investment.

As a consequence of the factors discussed above, the Company’s net loss was $536,626 ($0.02 per common share) for the six months ended June 30, 2024 as compared to net loss of $956,288 ($0.03 per common share) for the six months ended June 30, 2023.

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

During the six months ended June 30, 2024, the Company’s cash and cash equivalents balance decreased by $569,456 as a result of cash used to fund operations of $577,972 partially offset by cash generated from the exercise options of $8,670. As of June 30, 2024, the Company had cash and cash equivalents of approximately $1.9 million, working capital of $2.8 million and total shareholders’ equity of $3.0 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We designed our disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and acting interim Chief Financial Officer, with assistance from other members of our management, has reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2024, and, based on his evaluation, has concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 1, 2024

