Form 10-Q
period 2024-09-30
RESEARCH FRONTIERS INC
filed 2024-11-07
CIK 793524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of

THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarter ended September 30, 2024	Commission File Number 000-14893

RESEARCH FRONTIERS INCORPORATED

(Exact name of registrant as specified in its charter)

delaware	11-2103466
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

240 CROSSWAYS PARK DRIVE WOODBURY, new york	11797-2033
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (516) 364-1902

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered
Common Stock, $0.0001 Par Value	The NASDAQ Stock Market

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 7, 2024, there were outstanding 33,517,787 shares of Common Stock, par value $0.0001 per share.

RESEARCH FRONTIERS INCORPORATED

Condensed Consolidated Balance Sheets

	September 30, 2024 (Unaudited)	December 31, 2023 (See Note 1)

Assets
Current assets:
Cash and cash equivalents	$1,647,987	$2,475,958
Royalties receivable, net of reserves of $1,253,450 in 2024 and 2023, respectively	1,048,008	1,003,404
Prepaid expenses and other current assets	154,727	96,784
Total current assets	2,850,722	3,576,146

Fixed assets, net	20,758	39,598
Operating lease ROU assets	71,486	178,715
Deposits and other assets	56,066	56,066
Total assets	$2,999,032	$3,850,525

Liabilities and Shareholders’ Equity

Current liabilities:
Current portion of operating lease liability	$109,968	$212,359
Accounts payable	34,306	50,880
Accrued expenses	31,799	14,192
Total current liabilities	176,073	277,431

Operating lease liability, net of current portion	-	55,363
Total liabilities	176,073	332,794

Shareholders’ equity:
Common stock, par value $0.0001 per share; authorized 100,000,000 shares, issued and outstanding 33,517,787 in 2024 and 33,509,287 in 2023	3,352	3,351
Additional paid-in capital	127,787,890	127,779,221
Accumulated deficit	(124,968,283)	(124,264,841)
Total shareholders’ equity	2,822,959	3,517,731

Total liabilities and shareholders’ equity	$2,999,032	$3,850,525

See accompanying notes to condensed consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Condensed Consolidated Statements of Operations

(Unaudited)

	Nine months ended September 30,		Three months ended September 30,
	2024	2023	2024	2023

Fee income	$1,157,380	$597,362	$354,408	$164,146

Operating expenses	1,565,152	1,695,129	454,866	542,635
Research and development	409,817	430,150	131,246	135,319
Total expenses	1,974,969	2,125,279	586,112	677,954

Operating loss	(817,589)	(1,527,917)	(231,704)	(513,808)

Net investment income	78,995	99,463	29,736	41,642
Other income	35,152	-	35,152	-

Net loss	$(703,442)	$(1,428,454)	$(166,816)	$(472,166)

Basic and diluted net loss per common share	$(0.02)	$(0.04)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding	33,515,327	33,435,074	33,517,787	33,509,287

See accompanying notes to condensed consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

For the nine months ended September 30, 2023 and 2024

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2023	33,150,396	$3,315	$127,150,027	$(122,356,477)	$4,796,865

Exercise of warrants	358,891	36	484,466	-	484,502
Net loss	-	-	-	(1,428,454)	(1,428,454)
Balance, September 30, 2023	33,509,287	$3,351	$127,634,493	$(123,784,931)	$3,852,913

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2024	33,509,287	$3,351	$127,779,221	$(124,264,841)	$3,517,731

Exercise of options	8,500	1	8,669	-	8,670
Net loss	-	-	-	(703,442)	(703,442)
Balance, September 30, 2024	33,517,787	$3,352	$127,787,890	$(124,968,283)	$2,822,959

For the three months ended September 30, 2023 and 2024

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2023	33,509,287	$3,351	$127,634,493	$(123,312,765)	$4,325,079

Net loss	-	-	-	(472,166)	(472,166)
Balance, September 30, 2023	33,509,287	$3,351	$127,634,493	$(123,784,931)	$3,852,913

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2024	33,517,787	$3,352	$127,787,890	$(124,801,467)	$2,989,775

Net loss	-	-	-	(166,816)	(166,816)
Balance, September 30, 2024	33,517,787	$3,352	$127,787,890	$(124,968,283)	$2,822,959

See accompanying notes to condensed consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(703,442)	$(1,428,454)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,582	20,489
Realized gain on marketable securities	-	(26,375)
Unrealized gain on marketable securities	-	(30,399)
ROU asset amortization	107,229	109,051
Credit loss expense	25,001	95,000
Change in assets and liabilities:
Royalty receivables	(69,605)	(226,645)
Prepaid expenses and other assets	(57,943)	(63,612)
Accounts payable and accrued expenses	1,033	(52,784)
Deferred revenue	-	3,735
Operating lease liability	(157,754)	(146,323)
Net cash used in operating activities	(835,899)	(1,746,317)

Cash flows from investing activities:
Purchases of fixed assets	(742)	(1,265)
Purchases of marketable securities	-	(5,434,386)
Sales of marketable securities	-	2,991,535
Net cash used in investing activities	(742)	(2,444,116)

Cash flows from financing activities:
Net proceeds from exercise of options and warrants	8,670	484,502
Net cash provided by financing activities	8,670	484,502

Net decrease in cash and cash equivalents	(827,971)	(3,705,931)

Cash and cash equivalents at beginning of period	2,475,958	4,230,916
Cash and cash equivalents at end of period	$1,647,987	$524,985

See accompanying notes to condensed consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Notes to Condensed Consolidated Financial Statements

September 30, 2024

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024. The condensed consolidated balance sheet as of December 31, 2023 has been derived from the audited consolidated financial statements as of that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K relating to Research Frontiers Incorporated for the fiscal year ended December 31, 2023.

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

The Company has primarily utilized its cash, cash equivalents, and investments generated from sales of our common stock, proceeds from the exercise of options and warrants, and royalty fees collected to fund its research and development of SPD light valves, for marketing initiatives, and for other working capital purposes. The Company’s working capital and capital requirements depend upon numerous factors, including the results of research and development activities, competitive and technological developments, the timing and cost of patent filings, and the development of new licensees and changes in the Company’s relationships with its existing licensees. The degree of dependence of the Company’s working capital requirements on each of the foregoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements; the addition of new licensees may provide additional working capital or working capital requirements; and changes in relationships with existing licensees would have a favorable or negative impact depending upon the nature of such changes. We have incurred recurring losses since inception and expect to continue to incur losses as a result of costs and expenses related to our research and continued development of our SPD technology and our corporate general and administrative expenses. Our capital requirements and operations to date have been substantially funded through sales of our common stock, exercise of options and warrants and royalty fees collected. As of September 30, 2024, we had working capital of approximately $2.7 million, cash and cash equivalents of approximately $1.6 million, shareholders’ equity of approximately $2.8 million and an accumulated deficit of approximately $125.0 million. Based on our current expectations of our cash flow shortfall for the next 12 months, our working capital would support our activities for at least the next 12 months from the issuance of these condensed consolidated financial statements.

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

The Technical Support and New Improvements performance obligations are co-terminus over the term of the license agreement. For purposes of determining the transaction price, and recognizing revenue, the Company combined the Technical Support and New Improvements performance obligations because they have the same pattern of transfer and the same term. We maintain a staff of scientists and other professionals whose primary job responsibilities throughout the year are: (i) being available to respond to Technical Support needs of our licensees, and (ii) developing improvements to our technology which are offered to our licensees as New Improvements. Since the costs incurred to satisfy the Technical Support and New Improvements performance obligations are incurred evenly throughout the year, the value of the Technical Support and New Improvements services are recognized throughout the initial contract period as these performance obligations are satisfied. If the agreement is not terminated at the end of the initial contract period, it will automatically renew on the same terms as the initial contract for a one-year period. Consequently, any fees or minimum annual royalty obligations relating to this renewal contract will be allocated similarly to the initial contract over the additional one-year period.

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

As of September 30, 2024, the Company had $37,853 in unbilled revenue included in royalty receivables.

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

As of September 30, 2024, the Company has one license agreement that is in its initial multi-year term (“Initial Term”) with continuing performance obligations going forward. The Initial Term of this agreement will end as of December 31, 2024. The Company currently expects this agreement will renew annually at the end of the Initial Term. As of September 30, 2024, the aggregate amount of the revenue to be recognized upon the satisfaction of the remaining performance obligations for this license agreement is $18,000. The revenue for the remaining performance obligations for this license agreement is expected to be recognized evenly throughout the remaining period of the Initial Term.

Note 5. Fee Income

Fee income represents amounts earned by the Company under various license and other agreements relating to technology developed by the Company.

During the first nine months of 2024, four licensees accounted for 10% or more of fee income of the Company; these licensees accounted for approximately 32%, 31%, 10% and 10% of fee income recognized during such period. During the first nine months of 2023, four licensees accounted for 10% or more of fee income of the Company; these licensees accounted for approximately 29%, 20%, 20% and 18% of fee income recognized during such period.

During the three months ended September 30, 2024, two licensees accounted for 10% or more of fee income of the Company; these licensees accounted for approximately 35% and 33% of fee income recognized during such period. During the three months ended September 30, 2023, three licensees accounted for 10% or more of fee income of the Company; these licensees accounted for approximately 47%, 19% and 19% of fee income recognized during such period.

Note 6. Stock-Based Compensation

The Company has granted options/warrants to consultants. GAAP requires that all stock-based compensation be recognized as an expense in the condensed consolidated financial statements and that such costs be measured at the fair value of the award at the date of grant. These awards generally vest ratably over 12 to 60 months from the date of grant and the Company charges to operations quarterly the current market value of the options using the Black-Scholes method. During the nine months ended September 30, 2024 and 2023, there were no charges related to options or warrants granted to consultants.

During the nine months ended September 30, 2024 and 2023, the Company did not grant options to employees or directors.

There was no compensation expense recorded relating to restricted stock grants to employees and directors during the nine months ended September 30, 2024 and 2023.

As of September 30, 2024, there were 84,500 shares available for future grant under our 2019 Equity Incentive Plan, which was approved by the Company’s shareholders in June 2019.

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

Note 8. Basic and Diluted Loss Per Common Share

Basic net loss per share excludes any dilution. It is based upon the weighted average number of common shares outstanding during the period. Dilutive net loss per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company’s dilutive loss per share equals basic loss per share for the periods ended September 30, 2024 and 2023, respectively, because all common stock equivalents (i.e., options and warrants) were antidilutive in those periods. The number of options and warrants that were not included (because their effect is antidilutive) were 2,706,872 and 3,314,030 for the periods ended September 30, 2024 and 2023, respectively.

Note 9. Equity

During the nine months ended September 30, 2024, the Company received proceeds of $8,670 in connection with the exercise of options covering 8,500 shares of common stock. During nine months ended September 30, 2023, the Company received proceeds of $484,502 in connection with the exercise of warrants covering 358,891 shares of common stock. No options or warrants were exercised during the three-month periods ended September 30, 2024 and 2023.

On September 16, 2022, the Company entered into subscription agreements from a group of private accredited investors to sell them 2.0 million shares of common stock of the Company at a price of $2.30 per share (which represents the closing market price of the Company’s common stock on September 14, 2022, which was the date that the transaction was agreed to). For each share received, the investor also received one warrant (expiring on September 30, 2027) to purchase one share of common stock at an exercise price of $2.76/share. The shares were issued to the investors in a private placement and, along with the shares issued in connection with the exercise of any warrants in the future, are not registered and therefore subject to at least a six-month holding period by the investor from the date of issuance. As of September 30, 2022, the Company received $3,450,000 under these subscription agreements and issued 1,500,000 common shares and issued 1,500,000 warrants. In addition, the Company has an outstanding commitment from a potential investor for the remaining $1,150,000 under these subscription agreements. The Company did not sell any other equity securities during the periods ended September 30, 2024 and 2023.

As of September 30, 2024, there were 1,500,000 warrants and 1,206,872 options outstanding.

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

The Company has an operating lease for our facility with a weighted average remaining lease term of six months as of September 30, 2024. Operating leases are included in right-of-use lease assets, other current liabilities and long-term lease liabilities on the condensed consolidated balance sheets. Right-of-use lease assets and liabilities are recognized at each lease’s commencement date based on the present value of its lease payments over its respective lease term. The Company does not have an established incremental borrowing rate as it does not have any debt. The Company uses the stated borrowing rate for a lease when readily determinable. When the interest rates implicit in its lease agreements are not readily determinable, the Company used an interest rate based on the marketplace for public debt. The weighted average discount rate associated with operating leases as of September 30, 2024 is 5.5%.

Operating lease expense for the nine months ended September 30, 2024 was approximately $150,000. The Company has no material variable lease costs or sublease income for the period ended September 30, 2024.

Maturities of operating lease liabilities as of September 30, 2024 were as follows:

September 30, 2024

For the year ending December 31, 2024	$56,000
For the year ending December 31, 2025	56,000
Total lease payments	112,000
Less: imputed lease interest	(2,032)
Present value of lease liabilities	$109,968

Note 11. Related Party

Effective June 4, 2023, the Chairman and CEO of Gauzy, Ltd. (“Gauzy”), one of the Company’s licensees, joined the Board of the Company. Gauzy’s license agreement has been in effect since September 17, 2017 and provides for minimum annual royalties and earned royalties relating to sales of SPD-SmartGlass architectural window products. Because the Company collects a 10-15% percentage royalty from the higher-priced end product sales by Gauzy’s customers purchasing their SPD-Smart light control film, under its license agreement with Gauzy, the Company does not collect a royalty on sales by Gauzy of SPD-Smart light control film to these licensee customers. In addition, the Company’s licensee Vision Systems, Inc. (“Vision Systems”) is a 100% owned subsidiary of Gauzy. For the nine months ended September 30, 2024 and 2023, total fee income related to Gauzy and Vision Systems represented 12% and 23%, respectively, of the Company’s total fee income. For the three months ended September 30, 2024 and 2023, total fee income related to Gauzy and Vision Systems represented 10% and 21%, respectively, of the Company’s total fee income. In addition, as of September 30, 2024 and December 31, 2023, the Company’s accounts receivable from Gauzy and Vision Systems represented 6% and 8%, respectively, of the Company’s total royalty receivables, before reserves.

Note 12. Other Income

During the three and nine months ended September 30, 2024, the Company received $35,152 in Employee Retention Credits, a refundable tax credit available under the Coronavirus Aid, Relief, and Economic Securities Act (“CARES Act”) that was designed to keep employees on the payroll during the COVID-19 pandemic. There were no such credits received during the three and nine months ended September 30, 2023.

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

Three months ended September 30, 2024 compared to the three months ended September 30, 2023

The Company’s fee income from licensing activities for the three months ended September 30, 2024 was $354,408 as compared to $164,146 for the three months ended September 30, 2023. This increase in fee income of $190,262 (116%) was primarily the result of higher royalties from the automotive and aircraft markets as compared to the third quarter of 2023. The Company expects revenue in all market segments to increase further as new car models and other products using the Company’s SPD-SmartGlass technology are introduced into the market.

Operating expenses decreased by $87,769 for the three months ended September 30, 2024 to $454,866 from $542,635 for the three months ended September 30, 2023. This decrease is the result of lower credit loss expense ($75,000), as well as lower marketing and investor relations costs ($22,000), lower patent costs ($21,000) and lower allocated insurance costs ($5,000), partially offset by higher payroll and related costs ($30,000).

Research and development expenditures decreased by $4,073 to $131,246 for the three months ended September 30, 2024 from $135,319 for the three months ended September 30, 2023. This decrease is primarily a result of lower allocated insurance costs ($5,000).

The Company’s net investment income, consisting of interest income, for the three months ended September 30, 2024 was $29,736 as compared to income of $41,642 for the three months ended September 30, 2023 with the change due to lower cash balances available for investment.

The Company recorded $35,152 of other income for the three months ended September 30, 2024 relating to an Employee Retention Credit, a refundable tax credit available under the Coronavirus Aid, Relief, and Economic Securities Act (“CARES Act”) that was designed to keep employees on the payroll during the Covid-19 pandemic.

As a consequence of the factors discussed above, the Company’s net loss was $166,816 ($0.00 per common share) for the three months ended September 30, 2024 as compared to net loss of $472,166 ($0.01 per common share) for the three months ended September 30, 2023.

Nine months ended September 30, 2024 compared to the nine months ended September 30, 2023

The Company’s fee income from licensing activities for the nine months ended September 30, 2024 was $1,157,380 as compared to $597,362 for the nine months ended September 30, 2023. This increase in fee income of $560,018 (94%) was the result of higher royalties from the automotive, aircraft and architectural markets as compared to the first nine months of 2023. The Company expects revenue in all market segments to increase further as new car models and other products using the Company’s SPD-SmartGlass technology are introduced into the market.

Operating expenses decreased by $129,977 for the nine months ended September 30, 2024 to $1,565,152 from $1,695,129 for the nine months ended September 30, 2023. This decrease is the result of lower credit loss expense ($70,000) as well as lower investor relations and marketing costs ($47,000), lower payroll and related costs ($13,000) as well as lower patent costs ($24,000), partially offset by higher foreign withholding tax expenses ($24,000).

Research and development expenditures decreased by $20,333 to $409,817 for the nine months ended September 30, 2024 from $430,150 for the nine months ended September 30, 2023. This decrease is a result of lower allocated insurance costs ($11,000), lower allocated facility costs ($6,000), as well as lower equipment rental costs ($4,000).

The Company’s net investment income, consisting of interest income, for the nine months ended September 30, 2024 was $78,995 as compared to income of $99,463 for the nine months ended September 30, 2023 with the change due to lower cash balances available for investment.

The Company recorded $35,152 of other income for the nine months ended September 30, 2024 relating to an Employee Retention Credit, a refundable tax credit available under the Coronavirus Aid, Relief, and Economic Securities Act (“CARES Act”) that was designed to keep employees on the payroll during the COVID-19 pandemic.

As a consequence of the factors discussed above, the Company’s net loss was $703,442 ($0.02 per common share) for the nine months ended September 30, 2024 as compared to net loss of $1,428,454 ($0.04 per common share) for the nine months ended September 30, 2023.

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

During the nine months ended September 30, 2024, the Company’s cash and cash equivalents balance decreased by $827,971 as a result of cash used to fund operations of $835,899 partially offset by cash generated from the exercise options of $8,670. As of September 30, 2024, the Company had cash and cash equivalents of approximately $1.6 million, working capital of $2.7 million and total shareholders’ equity of $2.8 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We designed our disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and acting interim Chief Financial Officer, with assistance from other members of our management, has reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2024, and, based on his evaluation, has concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 7, 2024

