Form 10-K
period 2024-12-31
RESEARCH FRONTIERS INC
filed 2025-03-06
CIK 793524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024	Commission File Number 000-14893

RESEARCH FRONTIERS INCORPORATED

(Exact name of registrant as specified in its charter)

delaware	11-2103466
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

240 CROSSWAYS PARK DRIVE
WOODBURY, new york	11797-2033
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (516) 364-1902

Securities registered pursuant to Section 12(b) of the Act:	Name of Exchange
Title of Class	on Which Registered
Common Stock, $0.0001 Par Value	The NASDAQ Stock
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), computed based on the closing sale price of $1.84 was $52,439,939. In making this computation, all direct and indirect shares known to be owned by directors and executive officers of the Company and all direct and indirect shares known to be owned by other persons holding in excess of 5% of the Company’s common stock have been deemed held by “affiliates” of the Company, and awards of restricted stock subject to vesting are assumed to have been fully issued and outstanding. Nothing herein shall prejudice the right of the Company or any such person to deny that any such director, executive officer, or stockholder is an “affiliate.”

On March 6, 2025, the registrant had 33,648,221 shares of Common Stock outstanding.

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

The Company has entered into a number of license agreements covering its light control technology. During 2024, four licensees accounted for 34%, 28%, 11% and 11% of fee income recognized during the year. During 2023, four licensees accounted for 39%, 16%, 16% and 13% of fee income recognized during the year.

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

commercial and residential windows, doors, skylights, and partitions for new construction, replacement, and retrofit applications:

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

Employees:

On March 5, 2025, the Company had six full-time employees, two of whom are technical personnel, and the rest of whom perform legal, finance, marketing, investor relations, and administrative functions. Of these employees, one has obtained a doctorate in Chemistry and one has extensive industrial experience in electronics and electrical engineering. One employee also has a postgraduate degree in business administration, and one has a doctorate in jurisprudence. Also, the Company’s suppliers and licensees have people on their teams with advanced degrees in a number of areas relevant to the commercial development of products using the Company’s technology. The success of the Company is dependent upon, among other things, the services of its senior management, the loss of which could have a material adverse effect upon the prospects of the Company.

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

The Company believes its SPD technology offers important performance advantages over other technologies including faster, more uniform response time, superior heat-rejection when the aircraft is parked on the ramp, superior acoustic insulation, an automated dimming system to continuously maintain a constant level of light in the cabin in real-time, weight-savings, and the use of scratch-resistant, lightweight (saving fuel) chemically strengthened glass. Leading companies manufacturing electromechanical pleated window shades have products that incorporate SPD-Smart windows into their designs, and Tier-1 suppliers of other cabin systems (e.g. cabin management systems) are featuring SPD-Smart electronically dimmable windows in mockups.

SPD technology is also the only commercially available light-control smart window technology known to have passed the stringent safety and durability tests required by the aviation industry and to have received a Supplemental Type Certificate (STC) from the Federal Aviation Administration. Today, SPD-Smart electronically dimmable windows are flying on over 40 models of various aircraft including those used in commercial aviation, general aviation and military aviation. SPD-Smart products have been selected by aircraft manufacturers as standard equipment on new production platforms including the Honda Aircraft HondaJet, Textron-Beechcraft King Air 250, 350i and C90GTx, Epic Aircraft E1000, Airbus ACJ TwoTwenty.

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

Hitachi Chemical sold its overall business to Showa Denko, and Gauzy acquired the patents and technical information related to SPD light control technology owned or controlled by Showa Denko in February 2023.

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

In January 2023, Research Frontiers, Gauzy Ltd. and their customers showed over 115 thousand attendees at a recent CES new ways to benefit from SPD-SmartGlass.

In April 2020, Gauzy Ltd. announced that it secured Series C investments from Hyundai Motor Company, Blue Red Partners VC, and Avery Dennison. This strategic investment marks the first known equity investment by an automotive OEM in the Company’s entire industry. As part of the announcement of this investment, Gauzy confirmed that its state-of-the-art material synthesis facility in Israel, and its custom SPD production line strategically located in Germany, are currently operating and producing SPD emulsion and light control film for the automotive, aircraft, and architectural industries, with modified staffing and procedures to protect Gauzy’s employees during the COVID-19 pandemic.

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

In January of 2024, Gauzy’s Vision Systems disclosed their transportation contracts with OEM and Tier-1 suppliers using SPD-SmartGlass technology.

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

Research Frontiers and its licensees are currently working with multiple automotive manufacturers to introduce SPD-Smart windows, sunroofs and roof systems on both concept and production vehicles. Research Frontiers’ end-product licensees in this sector include industry leaders American Glass Products, Asahi Glass, Custom Glass, Daimler AG, Isoclima, SER, and Vision Systems. The Company’s automotive glass licensees account for a substantial portion of all glass produced for the automotive market throughout the world.

Automotive OEMs:

In 2011, Daimler AG began using SPD-SmartGlass technology in its Magic Sky Control™ panoramic glass roof as an option on its new Mercedes-Benz 2012 SLK. In 2012, Daimler AG began offering its Magic Sky Control™ panoramic glass roof as an option on its new Mercedes-Benz 2013 SL. These SPD products allow drivers and passengers to change the tint of the car roof from dark to clear quickly with a touch of a button. The SLK and SL are the first large-scale series production vehicles to offer SPD-SmartGlass. The Research Frontiers licensees involved with the production of the Magic Sky Control™ roof for the SLK and SL include Showa Denko, which manufactures the SPD-Smart light-control film in Japan. Automotive glass companies Nippon Sheet Glass in Japan and its subsidiary, Pilkington, in the UK and Germany would then process and laminates Hitachi’s SPD film into the glass for the Magic Sky Control™ roof.

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

General Motors was the third auto manufacturer to announce that it was putting SPD-SmartGlass into series production in the roof of their new electric ultra-luxury flagship vehicle, the Cadillac Celestiq. The SPD-SmartGlass sunroof for the Celestiq gives occupants control over individual segments of the sunroof above them to better customize and enhance the driving experience in terms of comfort, security, and the reduction of heat, light and glare into the vehicle. The Celestiq with its SPD-SmartGlass roof was launched at CES 2021in January 2021 and delivery to customers began in the fourth quarter of 2024.

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

In the Asian automotive market, in April 2020, Gauzy Ltd. announced that it secured Series C investments from Hyundai Motor Company, Blue Red Partners VC, and Avery Dennison. This strategic investment marks the first known equity investment by an automotive OEM in the Company’s entire industry. As part of the announcement of this investment, Gauzy confirmed that its state-of-the-art material synthesis facility in Israel, and its custom SPD production line strategically located in Germany, are currently operating and producing SPD emulsion and light control film for the automotive, aircraft, and architectural industries.

In January 2024, at the CES show in Las Vegas, Gauzy debuted an SPD-SmartGlass side window for the Mercedes S-Class.

In January 2023, Research Frontiers, Gauzy Ltd. and their customers showed over 115 thousand attendees at the CES new ways to benefit from SPD-SmartGlass, at the prestigious automotive West Hall of the Las Vegas Convention Center. Exhibits included cutting edge LCG® (Light Control Glass) smart glass in applications for passenger vehicles, aircraft and trains, as well as Advanced Driver Assistance Systems (ADAS) / Camera Monitoring Systems (CMS) for long-body on-road vehicles. Innovative new products co-developed with industry-leading automotive and technology Tier-1 original equipment manufacturers (OEMs), such as BOS, LG Display, OSG, and Continental, made their North American debut in Gauzy’s booth to demonstrate how Gauzy delivers solutions to help OEMs achieve their goals. CES was not held in person in 2021 due to concerns about the global pandemic. In January 2022 Gauzy exhibited in the Smart City pavilion at CES various commercial applications for SPD-Smart film produced by Gauzy including electronically dimmable aircraft windows, dual-zone panoramic sunroofs, smart projection systems, and information displays that combine transparent OLED and SPD technology to turn windows into high definition information or entertainment displays that can operate in bright environments and instantly and automatically adjust to changing light conditions to produce a vibrant high-contrast display.

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

Vision Systems at InnoTrans

Some of the products using SPD-SmartGlass for the train industry being showcased in Berlin include:

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

AGC at InnoTrans

AGC, a leading Tier-1 supplier of transparencies to the rail industry for over 50 years, is also prominently featuring SPD-SmartGlass EDWs. In a recent article entitled AGC at Innotrans with smart glass for transportation, it was noted, “AGC’s booth will feature AGC’s smart glasses for transportation… Wonderlite light control glazing, that switches from clear to dark at the simple touch of a button.” Wonderlite is AGC’s brand name for its SPD-SmartGlass EDWs.

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

17

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

Research Frontiers and its licensees are currently working with multiple architectural customers to introduce SPD-Smart products including windows, skylights, partitions and doors. The architectural markets for these products are highly fragmented and in general have a high sensitivity to price. In the near term, the Company expects SPD-SmartGlass products primarily will be commercialized in specialty applications and/or sectors that value its distinctive performance attributes including fast switching speed regardless of window size, a very wide range of visible light transmission, infinite light-control between its dark and clear states, and availability in unusual shapes and sizes. Research Frontiers’ end-product licensees in this sector include industry leaders such as: American Glass Products (AGP), Asahi Glass, CricursaCristalesCurvados, Gauzy, Glatic, Innovative Glass, Isoclima, LTI SmartGlass, Isoclima, Smartglass International and Traco (a business unit of Alcoa).

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

In January of 2024, Gauzy’s Vision Systems disclosed their marine contracts with OEM and Tier-1 suppliers using SPD-SmartGlass technology, noting that they have 9 contracts for sailing yachts, motor yachts, and cruise ships.

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

Excluding non-cash expenses of approximately $5,000 and $8,000, associated with the grant of stock options to the Company’s technical personnel, Research Frontiers incurred approximately $565,000 and $575,000 during the years ended December 31, 2024 and 2023, respectively, for research and development costs. Research Frontiers plans to engage in substantial continuing research and development activities to invest in future improvements in SPD light-control technology and to expand for its licensees the capabilities of SPD-Smart technology and the markets for SPD-Smart products.

Patents and Proprietary Information:

Research Frontiers continues to make substantial investments to develop, license and protect its intellectual property position. The Company has 12 United States and several hundred foreign patents in force. The Company’s United States patents expire at various dates from 2025 through 2037, while its foreign patents expire at various dates from 2025 through 2037.

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

Source and Need for Capital.

As of December 31, 2024, we had approximately $2.0 million in cash and cash equivalents.

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

As of December 31, 2024, the Company had cash and cash equivalents of approximately $2.0 million, working capital of $2.5 million and total shareholders’ equity of $2.6 million. Based on our current operations, we expect to have sufficient working capital for more than the next 5 years of operations.

History of Operating Losses.

We have experienced net losses from operations, and we may continue to incur net losses from operations in the future. We have incurred substantial costs and expenses in researching and developing our SPD technology. As of December 31, 2024, we had an accumulated deficit of $125.6 million since our inception. Our net loss was $1.3 million in 2024 and $1.9 million in 2023, (which includes non-cash accounting charges in 2024 and 2023 of $0.1 million and $0.1 million, respectively, resulting from the expensing of grants of stock options).

We may not generate sufficient cash flows to cover our operating expenses.

As noted above, we have incurred recurring losses since inception and expect to continue to incur losses as a result of costs and expenses related to our research and continued development of our SPD technology and our corporate general and administrative expenses. Our limited capital resources and operations to date have been substantially funded through sales of our common stock, exercise of options and warrants and royalty fees collected. As of December 31, 2024, we had working capital of approximately $2.5 million, cash and cash equivalents of approximately $2.0 million, shareholders’ equity of approximately $2.6 million and an accumulated deficit of $125.6 million. In the event that we are unable to generate sufficient cash from our operating activities or raise additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects.

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

During 2024, four licensees accounted for 34%, 28%, 11% and 11%, respectively, of fee income recognized for the year. During 2023, four licensees accounted for 39%, 16%, 16% and 13%, respectively, of fee income recognized for the year. The loss of all or a substantial portion of the fee income from any of these customers (or certain other significant customers) could have a material adverse effect on our business, financial condition, and/or results of operations.

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

The Company currently occupies approximately 9,500 square feet of space at an annual rent which, in 2024 was approximately $198,000, for its executive office, research facility and SPD-Smart Glass Design Center at 240 Crossways Park Drive, Woodbury, New York 11797 under a lease expiring December 31, 2027, with renewal options through December 31, 2031. The Company believes that its space, including its laboratory facilities, is adequate for its present needs.

ITEM 3.	LEGAL PROCEEDINGS

There are no legal proceedings pending by or against the Company required to be reported under this Item 3.

ITEM 4.	MINE SAFETY DISCLOSURES

N/A

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

(1)	The Company’s common stock is traded on the NASDAQ Capital Market under the symbol “REFR”. As of March 5, 2025, there were 33,648,221 shares of common stock outstanding.

(2)	The following table sets forth the range of the high and low selling prices (as provided by the National Association of Securities Dealers) of the Company’s common stock for each quarterly period within the past two fiscal years:

Quarter Ended	Low	High

March 31, 2023	$1.68	$2.30
June 30, 2023	1.42	1.85
September 30, 2023	0.99	1.75
December 31, 2023	0.90	1.29

March 31, 2024	$0.93	$1.57
June 30, 2024	1.16	2.41
September 30, 2024	1.79	2.39
December 31, 2024	1.53	2.31

These quotations may reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

(b) Approximate Number of Security Holders

As of March 5, 2025, there were approximately 269 holders of record of the Company’s common stock and the closing price of our common stock was $1.27 per share. The Company estimates that there are approximately 5,000 beneficial holders of the Company’s common stock.

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

Critical Accounting Policies and Estimates

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

The Company recognizes revenue in accordance with ASC 606, “Revenue from Contracts with Customers”. The Company determined that its license agreements provide for three performance obligations: (i) Grant of Use, (ii) Technical Support, and (iii) New Improvements.

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

Royalty receivables are stated less allowance for credit losses. The allowance represents estimated uncollectible receivables usually due to licensees’ potential insolvency. The allowance includes amounts for certain licensees where risk of default has been specifically identified. The Company evaluates the collectability of its receivables on at least a quarterly basis and records appropriate allowances for credit losses when necessary.

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

In 2024 and 2023, the Company received royalty revenues from sales of SPD-SmartGlass products for various car models that were accretive to the Company’s royalty revenue. Production efficiencies are expected to continue and accelerate with the introduction of the higher vehicle production volumes for various car models going forward, and the Company expects that lower pricing per square foot of the Company’s technology could expand the market opportunities, adoption rates, and revenues for its technology in automotive and non-automotive applications. The Company expects to generate additional royalty income from the near-term introduction of additional new car and aircraft models from other OEMs (original equipment manufacturers), continued growth of sales of products using the Company’s technology for the marine industry in yachts and other watercraft, in trains, in museums, and in larger architectural projects.

Year ended December 31, 2024 Compared to the Year ended December 31, 2023

The Company’s fee income from licensing activities for the year ended December 31, 2024 was $1,335,531 compared to $909,598 for the year ended December 31, 2023. This increase in fee income in 2024 by $425,933, an increase of 47%, was primarily the result of higher royalties from the automotive and aircraft markets, an increase by 48%, as compared to 2023. The Company expects revenue in all market segments to increase further as new car models and other products using the Company’s SPD-SmartGlass technology are introduced into the market.

Operating expenses decreased by $152,237 for the year ended December 31, 2024 to $2,207,397 from $2,359,634 for the year ended December 31, 2023. The decrease is the result of lower credit loss expense ($70,000), lower marketing and investor relations costs ($59,000), lower patent costs ($45,000) as well as lower legal and professional fees ($37,000), partially offset by higher foreign taxes withheld on payments received from foreign licensees ($34,000). Operating expenses for the years ended December 31, 2024 and 2023 include $84,000 and $137,000, respectively, of non-cash charges for stock options granted to employees and directors.

Research and development expenditures decreased by $13,259 for the year ended December 31, 2024 to $570,007 from $583,266 for the year ended December 31, 2023. This decrease was the result of lower materials costs ($15,000), lower allocated insurance costs ($14,000) partially offset by higher allocated facility costs ($17,000). Research and development costs include non-cash charges for stock options granted to employees of $5,000 and $8,000 in 2024 and 2023, respectively.

The Company’s net investment income for the year ended December 31, 2024 was $95,339 as compared to net investment income of $124,938 for the year ended December 31, 2023. This difference was primarily due to changes in interest rates paid on money market accounts and gain on sale of investments of $57,149 during the year ended December 31, 2023, as well as lower cash balances available for investment.

The Company recorded $35,152 of other income during the year ended December 31, 2024 relating to an Employee Retention Credit, a refundable payroll tax credit available under the Coronavirus Aid, Relief, and Economic Security Act (“Cares Act”) that was designed to keep employees on the payroll during the COVID-19 pandemic.

No income tax benefit or expense was recorded for the years ended December 31, 2024 and 2023.

As a consequence of the factors discussed above, the Company’s net loss was $1,311,382 ($0.04 per common share) for the year ended December 31, 2024, which was $596,982, (31%) lower than the net loss of $1,908,364 ($0.06 per common share) for the year ended December 31, 2023.

Financial Condition, Liquidity and Capital Resources

The Company has primarily utilized its cash, cash equivalents and proceeds from sales of our common stock, proceeds from the exercise of options and warrants, and royalty fees collected to fund its research and development, for marketing initiatives, and for other working capital purposes. The Company’s working capital and capital requirements depend upon numerous factors, including, but not limited to, the results of research and development activities, competitive and technological developments, the timing and costs of patent filings, and obtaining new licensees and changes in the Company’s relationship with existing licensees. The degree of dependence of the Company’s working capital requirements on each of the foregoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements; the addition of new licensees may provide additional working capital or working capital requirements, and changes in relationships with existing licensees would have a favorable or negative impact depending upon the nature of such changes.

During 2024, the Company’s cash and cash equivalents balance decreased by $481,772 principally as a result of cash used for operations of $788,819 and for the purchase of property and equipment of $1,623, partially offset by cash generated from the issuance of capital stock and warrants of $300,000 as well as cash generated from the exercise of options of $8,670. At December 31, 2024, the Company had cash and cash equivalents of $2.0 million, working capital of $2.5 million and total shareholders’ equity of $2.6 million. Based on current operations, we expect to have sufficient working capital for more than the next five years of operations.

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

Contractual Obligations:

The Company has an operating lease for its facility with a remaining lease term of 7.0 years, including renewal options as of December 31, 2024. The maturities over time of the operating lease obligations as of December 31, 2024 were as follows:

December 31, 2024
Year 1	$217,000
Years 2-3	450,000
Years 4-5	481,000
Thereafter	511,000
Total lease payments	$1,659,000

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and acting interim Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, the Company’s Chief Executive Officer and acting interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s periodic SEC filings. Our Chief Executive Officer and acting interim Chief Financial Officer has concluded that as of December 31, 2024 our disclosure controls and procedures are designed, and are effective, to ensure that information required to be disclosed by our Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the commission’s rules and forms, and are also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and acting interim Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of our management, including our Chief Executive Officer and acting interim Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013), or the COSO Framework. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and Acting Interim Chief Financial Officer concluded that, as of such date, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting because such attestation report is not required by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting

There were no changes to controls during the three months ended December 31, 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer, Chief Operating Officer, Treasurer and Chief Financial Officer, Vice Presidents and other employees of the Company with important roles in the financial reporting process. This Code of Ethics was adopted by the entire Board of Directors of the Company, including all of its Audit Committee members, in March 2004 in accordance with the requirements of the Sarbanes Oxley Act. The Code of Ethics is available on the Company’s website at www.SmartGlass.com and was also filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding any amendment to, or waiver from, a provision of this Code of Ethics by posting such information on the website specified above.

The other information required by this Item 10 is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Commission on or before April 30, 2025.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Commission on or before April 30, 2025. Notwithstanding anything to the contrary set forth herein or in any of the Company’s past or future filings with the SEC that might incorporate by reference the Company’s definitive Proxy Statement, in whole or in part, the report of the compensation committee and the stock price performance graph contained in such definitive Proxy Statement shall not be incorporated by reference into this Annual Report on Form 10-K or in any other such filings.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Commission on or before April 30, 2025.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Commission on or before April 30, 2025.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is CohnReznick LLP, Melville, NY, Auditor Firm ID No: 596. The information required by this Item 14 is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Commission on or before April 30, 2025.

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

10.1A*	Employment Agreement effective as of January 1, 2009 between the Company and Joseph M. Harary. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated April 30, 2009 and incorporated herein by reference.

10.1B*	Amendment to Employment Agreement effective as of June 12, 2014 between the Company and Joseph M. Harary. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated June 13, 2014 and incorporated herein by reference.

10.1B*	Amendment to Employment Agreement effective as of September 26, 2019 between the Company and Joseph M. Harary. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated September 26, 2019 and incorporated herein by reference.

10.1C*	Employment Agreement effective as of January 1, 2014 between the Company and Seth L. Van Voorhees Previously filed as an Exhibit to the Company’s Current Report on Form 10-K dated December 31, 2013 and incorporated herein by reference.

10.2*	Amended and Restated 1992 Stock Option Plan. Previously filed as Exhibit 4 to the Company’s Registration Statement on Form S-8 (Reg. No. 33-86910) filed with the Commission on November 30, 1994, and incorporated herein by reference.

10.3*	1998 Stock Option Plan, as amended. Previously filed as an Exhibit to the Company’s Definitive Proxy Statement dated April 30, 1998 filed with the Commission on April 29, 1998, 1994, and incorporated herein by reference.

10.31*	2008 Equity Incentive Plan. Previously filed as an Exhibit to the Company’s Definitive Proxy Statement dated April 30, 2008 filed with the Commission on April 29, 2008, and incorporated herein by reference.

10.32*	2019 Equity Incentive Plan. Previously filed as an Exhibit to the Company’s Definitive Proxy Statement dated April 29, 2019 filed with the Commission on April 29, 2019, and incorporated herein by reference.

10.4*	Form of Stock Option Agreement between the Company and recipients of stock options issued pursuant to the Company’s Stock Option Plans. Previously filed as part of Exhibits 4.1, 4.2, and 4.3 to the Company’s Registration Statement on Form S-8 (Reg. No. 33-53030) filed with the Commission on October 6, 1992, and incorporated herein by reference.

10.5	Lease Agreement dated November 7, 1986, between the Company and Industrial & Research Associates Co. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1986 and incorporated herein by reference.

10.5.1	First Amendment to Lease dated November 26, 1991 between the Company and Industrial and Research Associates Co. Previously filed as an Exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 33-43768) declared effective by the Commission on December 17, 1991, and incorporated herein by reference.

10.5.2	Second Amendment to Lease dated March 11, 1994 between the Company and Industrial and Research Associates Co. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.

10.5.3	Third Amendment to Lease dated July 14, 1998 between the Company and Industrial and Research Associates Co. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference.

10.5.4	Fourth Amendment to Lease dated January 13, 2004 between the Company and Industrial and Research Associates Co. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference.

10.5.5	Fifth Amendment to Lease dated February 21, 2014 between the Company and CLK-HP 230-240 CROSSWAYS PARK LLC and LAKE PARK 230-240 CROSSWAYS PARK LLC. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and incorporated herein by reference.

10.5.6	Sixth Amendment to Lease dated May 16, 2016 between the Company and CLK-HP 230-240 CROSSWAYS PARK LLC and LAKE PARK 230-240 CROSSWAYS PARK LLC. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

10.5.7	Seventh Amendment to Lease dated November 18, 2024 between the Company and CLK-HP 230-240 CROSSWAYS PARK LLC and LAKE PARK 230-240 CROSSWAYS PARK LLC. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

10.6	License Agreement effective as of August 2, 1995 between the Company and General Electric Company. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated August 2, 1995 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.7	License Agreement effective as of April 29, 1996 between the Company and Glaverbel, S.A. Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.8	License Agreement effective as of January 18, 1997 between the Company and Material Sciences Corporation. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated March 3, 1997 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.9	License Agreement effective as of March 31, 1997 between the Company and Hankuk Glass Industries, Inc. Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.10	License Agreement effective as of August 8, 1997 between the Company and Orcolite, a Unit of Monsanto Company. Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.11	License Agreement effective as of June 25, 1999 between the Company and Dainippon Ink and Chemicals, Incorporated. Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.12	License Agreement effective as of August 9, 1999 between the Company and Hitachi Chemical Co., Ltd. Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.13	License Agreement effective as of December 3, 1999 between the Company and Global Mirror GmbH & Co. KG. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.14	License Agreement effective as of December 13, 1999 between the Company and Global Mirror GmbH & Co. KG. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.15	License Agreement effective as of March 21, 2000 between the Company and ThermoView Industries, Inc. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.16	License Agreement effective as of May 23, 2000 between the Company and Polaroid Corporation. Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.17	License Agreement effective as of February 16, 2001 between the Company and AP Technoglass Co. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.18	License Agreement effective as of March 21, 2001 between the Company and InspecTech Aero Service, Inc. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.19	License Agreement effective as of March 28, 2001 between the Company and Film Technologies International, Inc. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.20	License Agreement effective as of November 29, 2001 between the Company and Avery Dennison Corporation. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.21	License Agreement effective as of February 4, 2002 between the Company and BOS GmbH & Co. KG. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.22	License Agreement effective as of March 11, 2002 between the Company and Isoclima S.p.A. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.23	License Agreement effective as of July 2, 2002 between the Company and Isoclima S.p.A. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.24	License Agreement effective as of August 19, 2002 between the Company and Razor’s Edge Technologies, Inc. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.25	License Agreement effective as of October 7, 2002 between the Company and American Glass Products (Glass Technology Investment Ltd.). Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.26	License Agreement effective as of October 7, 2002 between the Company and SPD Systems, Inc. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.27	License Agreement effective as of October 24, 2002 between the Company and CricursaCristalesCurvados S.A. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.28	License Agreement effective as of December 9, 2002 between the Company and BRG Group, Ltd. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.29	License Agreement effective as of December 13, 2002 between the Company and Laminated Technologies Inc. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.30	License Agreement effective as of April 17, 2003 between the Company and Custom Glass Corporation. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.31	License Agreement effective as of May 2, 2003 between the Company and Air Products and Chemicals, Inc. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.32	License Agreement effective as of May 30, 2003 between the Company and Kerros Limited. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.33	License Agreement effective as of June 6, 2003 between the Company and Traco, Inc. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.34	License Agreement effective as of June 16, 2003 between the Company and Saint-Gobain Glass France S.A. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.35	License Agreement effective as of August 1, 2003 between the Company and Vision (Environmental Innovation) Limited. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.36	License Agreement effective as of November 13, 2003 between the Company and Innovative Glass Corporation. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.37	License Agreement effective as of December 11, 2003 between the Company and Leminur Limited. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.38	License Agreement effective as of March 25, 2004 between the Company and Pilkington plc. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.39	License Agreement effective as of April 5, 2004 between the Company and SmartGlass Ireland Ltd. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.40	License Agreement effective as of April 8, 2004 between the Company and Prelco Inc. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.41	License Agreement effective as of April 13, 2004 between the Company and E. I. Dupont De Nemours and Company. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.42	License Agreement effective as of September 3, 2004 between the Company and Nippon Sheet Glass Co., Ltd. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.43	License Agreement effective as of October 25, 2005 between the Company and SPD Control Systems Corporation. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated October 31, 2005 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.44	License Agreement effective as of March 30, 2006 between the Company and Dainippon Ink and Chemicals. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated April 4, 2006 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.45	License Agreement effective as of May 11, 2006 between the Company and Asahi Glass Company. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated May 15, 2006 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.46	License Agreement effective as of March 19, 2007 between the Company and SmartGlass International Ltd. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated March 19, 2007 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.47	License Agreement effective as of October 16, 2007 between Research Frontiers Incorporated and Glass Wholesalers, Ltd. d/b/a Craftsman Fabricated Glass, Ltd. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated October 18, 2007 and incorporated herein by reference.

10.48	License Agreement effective as of December 14, 2007 between Research Frontiers Incorporated and AGC Flat Glass Europe SA. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated December 17, 2007 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.49	License Agreement effective as of February 21, 2008 between Research Frontiers Incorporated and GKN Aerospace Transparency Systems Inc. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated March 5, 2008 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.50	License Agreement effective as of September 29, 2008 between Research Frontiers Incorporated and PPG Industries, Inc. (now known as Pittsburgh Glass Works, LLC). Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated October 6, 2008 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.51	License Agreement effective as of September 10, 2009 between Research Frontiers Incorporated and Pilkington Group Ltd. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated September 15, 2009 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.52	License Agreement effective as of January 25, 2010 between Research Frontiers Incorporated and Vision Systems. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated January 25, 2010 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.53	License Agreement effective as of February 8, 2010 between Research Frontiers Incorporated and ID Research Pty Ltd. (iGlass). Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated February 16, 2010 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.54	License Agreement effective as of December 13, 2010 between Research Frontiers Incorporated and Diamond Sea-Glaze Manufacturing Ltd. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated December 14, 2010 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.55	License Agreement effective as of December 22, 2010 between Daimler AG, Research Frontiers Incorporated and SPD Control Systems Corp. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated February 9, 2011 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.56	License Agreement effective as of February 19, 2013 between Tint-It JSC and Research Frontiers Incorporated. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated March 5, 2013 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

10.57	License Agreement effective as of August 6, 2012 between Advnanotech LLC and Research Frontiers Incorporated. Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated March 12, 2013 with portions omitted pursuant to the Registrant’s request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

14	Code of Ethics of Research Frontiers Incorporated. Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference.

21	Subsidiary of the Registrant - SPD Enterprises, Inc.

23.1	Consent of CohnReznick LLP - Filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Joseph M. Harary - Filed herewith.

32.1	Section 1350 Certification of Joseph M. Harary - Filed herewith.

EX-101.INS	Inline XBRL INSTANCE DOCUMENT

EX-101.SCH	Inline XBRL TAXONOMY EXTENSION SCHEMA

EX-101.PRE	Inline XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

EX-101.LAB	Inline XBRL TAXONOMY EXTENSION LABEL LINKBASE

EX-101.CAL	Inline XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	Inline XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Executive Compensation Plan or Arrangement.

ITEM 16.	FORM 10-K SUMMARY

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

Dated: March 6, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Position	Date

/s/ Darryl Daigle	Director	March 6, 2025
Darryl Daigle

/s/ Joseph M. Harary	Director, President, CEO and Acting Interim CFO	March 6, 2025
Joseph M. Harary

/s/ Alexander Kaganowicz	Director	March 6, 2025
Alexander Kaganowicz

/s/ Eyal Peso	Director	March 6, 2025
Eyal Peso

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Research Frontiers Incorporated

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Research Frontiers Incorporated and subsidiary (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Melville, New York

March 6, 2025

RESEARCH FRONTIERS INCORPORATED

Consolidated Balance Sheets

December 31, 2024 and 2023

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$1,994,186	$2,475,958
Royalties receivable, net of reserves of $1,253,450 in 2024 and 2023, respectively	658,213	1,003,404
Prepaid expenses and other current assets	93,490	96,784
Total current assets	2,745,889	3,576,146

Fixed assets, net	15,052	39,598
Operating lease ROU assets	1,222,640	178,715
Deposits and other assets	56,066	56,066
Total assets	$4,039,647	$3,850,525

Liabilities and Shareholders’ Equity

Current liabilities:
Current portion of operating lease liability	$129,875	$212,359
Accounts payable	85,825	50,880
Accrued expenses	53,327	14,192
Total current liabilities	269,027	277,431

Operating lease liability, net of current portion	1,166,285	55,363
Total liabilities	1,435,312	332,794

Shareholders’ equity:
Common stock, par value $0.0001 per share; authorized 100,000,000 shares, issued and outstanding 33,648,221 in 2024 and 33,509,287 in 2023	3,365	3,351
Additional paid-in capital	128,177,193	127,779,221
Accumulated deficit	(125,576,223)	(124,264,841)
Total shareholders’ equity	2,604,335	3,517,731

Total liabilities and shareholders’ equity	$4,039,647	$3,850,525

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Consolidated Statements of Operations

Years ended December 31, 2024 and 2023

	2024	2023

Fee income	$1,335,531	$909,598

Operating expenses	2,207,397	2,359,634
Research and development	570,007	583,266
Total expenses	2,777,404	2,942,900

Operating loss	(1,441,873)	(2,033,302)

Net investment income	95,339	124,938
Other income	35,152	-

Net loss	$(1,311,382)	$(1,908,364)

Basic and diluted net loss per common share	$(0.04)	$(0.06)

Weighted average number of common shares outstanding	33,520,904	33,453,627

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Consolidated Statements of Shareholders’ Equity

Years ended December 31, 2024 and 2023

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2022	33,150,396	$3,315	$127,150,027	$(122,356,477)	$4,796,865
Exercise of warrants	358,891	36	484,466	-	484,502
Share-based compensation	-	-	144,728	-	144,728
Net loss	-	-	-	(1,908,364)	(1,908,364)
Balance, December 31, 2023	33,509,287	3,351	127,779,221	(124,264,841)	3,517,731
Exercise of options	8,500	1	8,669	-	8,670
Share-based compensation	-	-	89,316	-	89,316
Issuance of common stock and warrants	130,434	13	299,987	-	300,000
Net loss	-	-	-	(1,311,382)	(1,311,382)
Balance, December 31, 2024	33,648,221	$3,365	$128,177,193	$(125,576,223)	$2,604,335

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Consolidated Statements of Cash Flows

Years ended December 31, 2024 and 2023

	2024	2023
Cash flows from operating activities:
Net loss	$(1,311,382)	$(1,908,364)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,169	27,348
Realized gain on marketable securities	-	(57,149)
Share-based compensation	89,316	144,728
Credit loss expense	25,001	95,000
ROU asset amortization	237,394	144,794
Change in assets and liabilities:
Royalty receivables	320,190	(508,805)
Prepaid expenses and other assets	3,294	4,189
Accounts payable and accrued expenses	74,080	(40,386)
Operating lease liability	(252,881)	(196,406)
Net cash used in operating activities	(788,819)	(2,295,051)

Cash flows from investing activities:
Purchases of fixed assets	(1,623)	(1,558)
Purchases of marketable securities	-	(5,434,386)
Sales and maturities of marketable securities	-	5,491,535
Net cash (used in) provided by investing activities	(1,623)	55,591

Cash flows from financing activities:
Net proceeds from exercise of options and warrants	8,670	484,502
Proceeds from issuance of common stock and warrants	300,000	-
Net cash provided by financing activities	308,670	484,502

Net decrease in cash and cash equivalents	(481,772)	(1,754,958)

Cash and cash equivalents at beginning of year	2,475,958	4,230,916
Cash and cash equivalents at end of year	$1,994,186	$2,475,958

Supplemental disclosure of non-cash items:
Operating lease assets obtained for operating lease liabilities	$1,281,319	$-

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

The Company has primarily utilized its cash, cash equivalents, and investments generated from sales of our common stock, proceeds from the exercise of stock options and warrants, and royalty fees collected to fund its research and development of SPD light valves, for marketing initiatives, and for other working capital purposes. The Company’s working capital and capital requirements depend upon numerous factors, including the results of research and development activities, competitive and technological developments, the timing and cost of patent filings, and the development of new licensees and changes in the Company’s relationships with its existing licensees. The degree of dependence of the Company’s working capital requirements on each of the foregoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements; the addition of new licensees may provide additional working capital or working capital requirements, and changes in relationships with existing licensees would have a favorable or negative impact depending upon the nature of such changes. We have incurred recurring losses since inception and expect to continue to incur losses as a result of costs and expenses related to our research and continued development of our SPD technology and our corporate general and administrative expenses. Our limited capital resources and operations to date have been substantially funded through sales of our common stock, exercise of stock options and warrants and royalty fees collected. As of December 31, 2024, we had working capital of approximately $2.5 million, cash and cash equivalents of approximately $2.0 million, shareholders’ equity of approximately $2.6 million and an accumulated deficit of approximately $125.6 million. Based on current operations, we expect to have sufficient working capital for at least 12 months from the issuance of these financial statements.

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

(2) Summary of Significant Accounting Policies

(a) Cash and Cash Equivalents

The Company considers securities purchased with original maturities of three months or less to be cash equivalents. Cash equivalents consist of short-term investments in money market accounts at December 31, 2024 and 2023.

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. FDIC insurance coverage is $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits. Amounts on deposit in excess of federally insured limits at December 31, 2024 and 2023 are approximately $0.6 million and $1.2 million, respectively.

(b) Leases

Lease assets and liabilities are recognized at lease commencement date based on the present value of lease payments over the lease term, using the Company’s incremental borrowing rate commensurate with the lease term, since the Company’s lessor did not provide an implicit rate, nor is one readily available. The Company has a lease that includes an option to renew and when it is reasonably probable that such option would be exercised, the Company will include the renewal option terms in determining the lease asset and lease liability. Lease assets represent the Company’s right-to-use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Operating lease assets are shown as right-of-use assets and financing lease assets are a component of fixed assets on the consolidated balance sheets. The current and long-term portions of operating and financing lease liabilities are shown separately as such on the consolidated balance sheets.

(c) Royalties Receivable

Royalties receivable from licensees are recorded at the amounts specified within the license agreements when the collectability of the receivable is reasonably assured. The allowance for credit losses is the Company’s best estimate of the amount of probable credit losses in the Company’s existing royalties receivable. The Company determines the allowance based on historical write-off experience as well as the current status of the Company’s customers. The Company reviews its allowance for credit losses periodically. Past due accounts are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2024, one company accounted for 23% of the Company’s outstanding receivables before reserves. As of December 31, 2023, three companies accounted for 17%, 12% and 10% of the Company’s outstanding receivables.

(d) Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets.

(e) Revenue Recognition/Fee Income

The Company recognizes revenue in accordance with ASC 606, “Revenue from Contracts with Customers” (“ASC 606”). The standard provides a single comprehensive revenue recognition model for all contracts with customers and supersedes existing revenue recognition guidance. The revenue standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services.

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

The Company has entered into a number of license agreements covering its light control technology. The Company received minimum annual royalties under certain license agreements and recorded fee income based on ASC 606 revenue recognition each quarter. In instances when sales of licensed products by its licensees exceed minimum annual royalties, the Company recognized additional fee income as the amounts have been earned. Certain of the fees are accrued by, or paid to, the Company in advance of the period in which they are earned, resulting in deferred revenue. Such excess amounts are recorded as deferred revenue and are typically recognized as fee income when earned. As of December 31, 2024 and 2023, there was no balance in deferred revenue. As of December 31, 2024 and 2023, the Company had $42,853 and $22,853, respectively, in unbilled revenue included in royalty receivables.

Fee income represents amounts earned by the Company under various license and other agreements relating to technology developed by the Company. During 2024, four licensees accounted for 34%, 28%, 11% and 11% of fee income recognized during the year. During 2023, four licensees accounted for 39%, 16%, 16% and 13% of fee income recognized during the year.

(f) Basic and Diluted Loss Per Common Share

Basic loss per share excludes any dilution. It is based upon the weighted average number of common shares outstanding during the period. Dilutive loss per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company’s dilutive loss per share equals basic loss per share for years ended December 31, 2024 and 2023, because all potentially dilutive securities (i.e., options and warrants) were antidilutive in those periods. The number of options and warrants that were not included because their effect is antidilutive was 2,773,422 and 3,294,515 for 2024 and 2023, respectively.

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

(j) Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled.

In accordance with ASC Topic 740, we recognize tax benefits only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in tax returns that do not meet these recognition and measurement standards. We classify accrued interest and penalties related to any unrecognized tax benefits in our income tax provision. At December 31, 2024 and 2023, we do not have accrued interest and penalties related to any unrecognized tax benefits. We do not believe we have any uncertain tax positions as of December 31, 2024 and 2023.

The tax years subject to examination by major tax jurisdictions include the years 2021 and forward by the U.S. Internal Revenue Service and certain states. The Company is not currently being audited by any tax jurisdiction.

(k) Equity-Based Compensation

We recognize all stock-based compensation as an expense in the consolidated financial statements at the fair value of the award at the date of grant.

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

In connection with employee and director stock options, the Company charged to compensation expense $89,316 and $144,728 during the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, these awards were fully vested.

(l) Impairment of Long-Lived Assets

The Company reviews long-lived assets to determine whether an event or change in circumstances indicates the carrying value of the asset may not be recoverable. The Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets and any historical or future profitability measurements, as well as other external market conditions or factors that may be present. There was no impairment of long-lived assets recorded during 2024 and 2023.

(m) Fair Value Measurements

As of December 31, 2024 and 2023, the fair value of the Company’s financial assets and non-warrant liabilities including cash and cash equivalents, royalties receivable, accounts payable approximated carrying value due to the short-term maturity of these instruments.

(n) Recent Accounting Pronouncements

New Accounting Standards

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes – Improvements to Income Tax Disclosures”, requiring enhancements and further transparency to certain income tax disclosures, most notably the tax rate reconciliation and income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024 on a prospective basis and retrospective application is permitted. The Company is currently evaluating the effects of this pronouncement on its consolidated financial statements.

In 2024, the Company adopted the provisions of ASU 2023-07, “Segment Reporting”. The standard requires public companies to provide enhanced disclosures regarding operating segments (Note 3).

(3) Segment Information

The Company operates as a single operating segment which is engaged in the development and marketing of technology and devices to control the flow of light (as described in Note 1). The Company develops and licenses our patented suspended particle device (“SPD-Smart”) light-control technology to other companies that manufacture and/or market the: (i) SPD-Smart chemical emulsion, (ii) light-control film made from the chemical emulsion, (iii) the light-control panels made by laminating the film, (iv) electronics to power end-products incorporating the film, or (v) lamination services for, and the end-products themselves such as “smart” windows, skylights and sunroofs. The Company currently has over 40 licensees that, in the aggregate, are licensed to primarily serve five major SPD-Smart application areas (aerospace, architectural, automotive, marine and display products) in every country of the world. The Company derives revenue from licensees in North America, Europe and Asia. The Company’s Chief Operating Decision Maker (CODM) reviews revenue and consolidated net operating loss as a total and not by industry of licensees and the royalty rates that we charge our licensees are consistent when measuring the Company’s profitability and allocating resources across geographical location and by industry. The Company does not have intra-entity sales or transfers. The Company’s long-lived assets consist of property and equipment and operating lease right-of-use assets, all of which are located in the United States. In 2024 and 2023, approximately 70% and 95%, respectively, of the Company’s revenue was generated from sources outside of the United States.

The accounting policies of the Company’s single operating segment are the same as those described in Note 2.

The CODM is the Company’s Chief Executive Officer and acting Chief Financial Officer. The CODM assesses performance for the single operating segment and decides how to allocate resources based on consolidated net operating loss that is also reported on the Company’s consolidated statement of operations.

Consolidated net operating loss is used by the Company’s CODM to monitor budget versus actual results; conducting this monitoring on at least a quarterly basis as a part of the Company’s quarterly 10-Q and annual 10-K filing processes. Included in the review process is a detailed review and discussion related to the Company’s Management’s Discussion and Analysis. In addition, meetings of the Company’s Audit Committee are also held at least quarterly and those meetings include a review of consolidated operating results.

The following table illustrates the information about the Company’s single reportable segment, which the Company’s CODM regularly evaluates in addition to the information already presented on the Company’s statement of operations and identifies expense items exceeding the Company’s significant expense thresholds described above:

	Year ended December 31
	2024	2023
Revenue	$1,335,531	$909,598
Operating expenses
Employee compensation	1,056,190	1,006,903
Professional fees	232,439	172,809
Directors fees and expenses	176,340	188,764
Marketing and investor relations	167,639	226,280
Insurance**	191,852	206,700
Occupancy costs	67,366	61,749
Patent costs	83,771	128,415
Stock listing fees	65,500	62,000
Legal fees	46,324	142,734
Depreciation and amortization	14,978	14,745
Other operating expenses*	104,998	148,535
	2,207,397	2,359,634
Research and Development expenses
Employee compensation	154,282	151,190
Insurance**	187,245	201,074
Occupancy costs	202,098	185,247
Depreciation and amortization	11,191	12,603
Other research and development expenses*	15,191	33,152
	570,007	583,266
Net Operating Loss	$1,441,873	$2,033,302

*	Other operating expenses and other research and development expenses consist principally of miscellaneous expenses, each of which is under the Company’s threshold to be separately presented as a significant expense.

**	Insurance includes all coverage including property, liability, directors and officers and employee medical.

(4) Fixed Assets

Fixed assets and their estimated useful lives as of December 31, 2024 and 2023 are as follows:

	2024	2023	Estimated useful life

Equipment and furniture	$1,395,546	$1,393,923	5 years
Trade show materials	775,654	775,654	5 years
Autos	53,764	53,764	5 years

Leasehold improvements	584,967	584,967	Life of lease or estimated life of asset if shorter
	2,809,931	2,808,308

Less accumulated depreciation
and amortization	(2,794,879)	(2,768,710)
	$15,052	$39,598

(5) Accrued Expenses and Other

Accrued expenses consist of the following at December 31, 2024 and 2023:

	2024	2023
Payroll, bonuses and related benefits	$48,167	$9,032
Professional services	4,800	4,800
Other	360	360
	$53,327	$14,192

(6) Income Taxes

Since inception, the Company has incurred losses from operations and as a result has not recorded income tax expense. Benefits related to net operating loss carryforwards and deferred items have been fully reserved because it is not more likely than not that the Company will achieve profitable operations. The difference between the total income taxes at the federal statutory rate for each of the years ended December 31, 2024 and 2023 and the fact that no income tax benefit was recorded in each of these years is attributable to the change in the valuation allowance recorded in each year.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2024 and 2023 are presented below:

	2024	2023
Deferred tax assets:
Depreciation	$112,000	$110,000
Allowance for credit losses	263,000	263,000
Net operating loss carryforwards	12,274,000	12,939,000
Stock option expense	232,000	257,000
Research and other credits	822,000	834,000
Lease liability	272,000	56,000
Amortization	257,000	225,000
Other	6,000	35,000
Total gross deferred tax assets	14,238,000	14,719,000

Deferred tax liabilities:
Lease liability	257,000	38,000
Total gross deferred tax liabilities	257,000	38,000

Valuation allowance	(13,981,000)	(14,681,000)
Net deferred tax	$-	$-

The reconciliation of the income tax expense (benefit) computed at the federal statutory tax rates to income tax expense (benefit) is as follows:

	2024	2023

Income tax provision at federal statutory rate	$(275,000)	$(401,000)
Expired carryforwards and other	975,000	1,023,000
Valuation allowance	(700,000)	(622,000)
	$-	$-

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

At December 31, 2024, the Company had net operating loss carryforwards for federal income tax purposes of approximately $57,496,000. Net operating loss carryforwards accumulated through December 31, 2017 of approximately $44,815,000 will expire in varying amounts from 2025 through 2037. Net operating losses generated since 2018, totaling approximately $12,681,000, will carry forward indefinitely, but cannot offset more than 80% of taxable income. Research and other credit carryforwards of approximately $821,000 are available to the Company to reduce income taxes payable in future years principally through 2042. The Company’s ability to utilize its net operating loss carryforwards and its current year tax credits in future periods could be subject to the 382 limitation. The Company will need to complete an analysis to determine whether its net operating losses are subject to the 382 limitation. At December 31, 2024, the Company had net operating loss carryforwards for state income tax purposes of approximately $2,688,000. State net operating loss carryforwards subject to expiration are $2,515,000 and $173,000 do not expire.

(7) Shareholders’ Equity

(a) Common Stock and Warrants

On September 16, 2022, the Company entered into subscription agreements from a group of private accredited investors to sell them 2.0 million shares of common stock of the Company at a price of $2.30 per share (which represents the closing market price of the Company’s common stock on September 14, 2022 which was the date that the transaction was agreed to). As of December 31, 2022, the Company received $3,450,000 under these subscription agreements and issued 1,500,000 common shares and issued 1,500,000 warrants. During 2024, the Company received $300,000 and issued 130,434 shares and 130,434 warrants in connection with a remaining outstanding commitment under these subscription agreements. The Company has an outstanding commitment from a potential investor for the remaining $850,000 under these subscription agreements. The Company did not sell any equity securities during the year ended December 31, 2023.

The shares were issued to the investors in a private placement and, along with the shares issued in connection with the exercise of any warrants in the future, are not registered and therefore currently subject to at least a six-month holding period by the investor.

(b) Options and Warrants

(i) Employee Options

In 2019, the shareholders approved the Company’s 2019 Equity Incentive Plan, which provides for the granting of both incentive stock options at the fair market value at the date of grant and nonqualified stock options at the fair market value at the date of grant to employees or non-employees who, in the determination of the Board of Directors, have made or may make significant contributions to the Company in the future. The Company may also award stock appreciation rights, restricted stock, or restricted stock units under this plan. The Company initially reserved 1,400,000 shares of its common stock for issuance under this plan, and no options and other awards are available for issuance under this plan as of December 31, 2024.

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

The Company granted 84,500 fully vested stock options during 2024 and recorded share-based compensation of $89,316. In addition, the Board of Directors approved 138,501 stock options under the Company’s 2019 Equity Incentive Plan to be granted upon shareholder approval at the annual meeting of shareholders planned for June 2025. These contingent options will be fully vested upon removal of the contingency and the Company will record share-based compensation upon removal of the contingency. The Company granted 223,000 fully vested options during 2023 and recorded share-based compensation of $144,728.

The Company valued these grants using the Black-Scholes option pricing model with the following weighted average assumptions:

	2024	2023

Fair value on grant date	$1.06	$1.02
Expected dividend yield	-	-
Expected volatility	73%	75%
Risk free interest rate	4.38%	3.84%
Expected term of the option	5 years	5 years

Activity for stock options is summarized below:

	Number of Shares Subject to	Weighted Average	Weighted Average Remaining Contractual	Aggregate
	Option	Exercise Price	Term (Years)	Intrinsic Value

Balance at January 1, 2023	1,246,960	$3.35	5.8	$67,510

Granted	223,000	$1.02
Cancelled	(254,588)	5.47
Exercised	-	-
Balance at December 31, 2023	1,215,372	$2.48	6.7	$-

Granted	84,499	$1.68
Cancelled	(148,383)	4.77
Exercised	(8,500)	1.02
Balance at December 31, 2024	1,142,988	$2.13	6.8	$171,990

All options are exercisable at December 31, 2024.

(ii) Warrants and Non-Employee Options

Activity in warrants is summarized below:

	Number of Shares Underlying	Weighted Average
	Warrants Granted	Exercise Price

Balance at January 1, 2023	2,899,991	$2.52

Exercised	(358,891)	1.35
Terminated	(461,957)	1.35
Issued	-
Balance at December 31, 2023	2,079,143	$3.20

Exercised	-
Terminated	(579,143)	4.33
Issued	130,434	2.76
Balance at December 31, 2024	1,630,434	$2.76

In lieu of cash compensation, the Company has granted warrants to investors and non-employee options to consultants. These warrants and non-employee options vested ratably over various terms ranging from 12 to 59 months. The non-employee options are valued at fair value at the time that the related services are provided using the Black-Scholes option valuation model and marked to market quarterly using the Black-Scholes option valuation model. There are 1,630,343 warrants issued and outstanding as of December 31, 2024.

Warrants and non-employee options generally expire in five years from the date of issuance. At December 31, 2024, all warrants and non-employee options outstanding were exercisable.

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

(9) Commitments

The Company has an employment agreement with its chief executive officer which provides for an annual base salary of $625,000 for calendar year 2025. This employment agreement has an evergreen provision that extends the term by one year on the expiration date unless either the Company or the employee has given notice that they will not be renewing the agreement upon the expiration of its term. The agreement also calls for bonus payments in the event of achievement of revenue milestones.

The Company has a defined contribution profit sharing (401k) plan covering employees who have completed one year of service. Contributions are made at the discretion of the Company. The Company did not make any contributions to this plan for 2024 or 2023.

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

The Company has an operating lease for its facility, with a remaining lease term of 7.0 years (including renewal options) as of December 31, 2024. As of December 31, 2023, the weighted average remaining lease term was 1.3 years. The initial term of the lease expires on December 31, 2027 with renewal options that potentially extend expiration through December 31, 2031. Operating leases are included in Operating lease ROU assets, other current liabilities and long-term lease liabilities on the consolidated balance sheets. Operating lease ROU assets and operating lease liabilities are recognized at each lease’s commencement date based on the present value of its lease payments over its respective lease term. The Company does not have an established incremental borrowing rate as it does not have any debt. The Company uses the stated borrowing rate for a lease when readily determinable. When the interest rate implicit in its lease agreements is not readily determinable, the Company uses an interest rate based on the marketplace for public debt. The incremental borrowing rate associated with the operating lease as of December 31, 2024 and 2023 is 7.0% and 5.5%, respectively. Cash rent paid for the years ended December 31, 2024 and 2023 was $213,000 and $227,000, respectively.

Maturities of operating lease liabilities as of December 31, 2024 were as follows:

December 31, 2024
Year 1	$217,000
Years 2-3	450,000
Years 4-5	481,000
Thereafter	511,000
Total lease payments	1,659,000
Less: Imputed lease interest	(362,840)
Present value of lease liabilities	1,296,160
Less: Current portion of operating lease liability	(129,875)
Operating lease liability, net of current portion	$1,166,285

(10) Rights Plan

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

(11) Related Party

Effective June 4, 2023, the Chairman and CEO of Gauzy, Ltd. one of the Company’s licensees, joined the Board of the Company. Gauzy’s license agreement has been in effect since September 17, 2017 and provides for minimum annual royalties and earned royalties relating to sales of SPD-SmartGlass architectural window products. Because the Company collects a 10-15% royalty from the higher-priced end product sales by Gauzy’s customers purchasing their SPD-Smart light control film, under its license agreement with Gauzy, the Company does not collect a royalty on sales by Gauzy of SPD-Smart light control film to these licensee customers. In addition, the Company’s licensee Vision Systems, Inc. is a 100% owned subsidiary of Gauzy, Ltd. For years ended December 31, 2024 and 2023, fee income related to Gauzy and Vision Systems represented 13% and 18%, respectively, of the Company’s total fee income. In addition, as of December 31, 2024 and 2023, the Company’s accounts receivable from Gauzy and Vision Systems represented 9% and 8%, respectively, of the Company’s total royalty receivables, before reserves.

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

(12) Other Income

During the year ended December 31, 2024, the Company received $35,152 in Employee Retention Credits, a refundable tax credit available under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) that was designed to keep employees on the payroll during the COVID-19 pandemic. There were no such credits received during the year ended December 31, 2023.

