Form 10-K/A
period 2023-12-31
RESEARCH FRONTIERS INC
filed 2025-04-16
CIK 793524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Amendment No. 1 to

FORM 10-K/A

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of

THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023	Commission File Number 1-9399

RESEARCH FRONTIERS INCORPORATED

(Exact name of registrant as specified in its charter)

delaware	11-2103466
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

240 CROSSWAYS PARK DRIVE
WOODBURY, new york	11797-2033
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (516) 364-1902

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered
Common Stock, $0.0001 Par Value	The NASDAQ Stock Market

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

On March 7, 2024, the registrant had 33,509,287 shares of Common Stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) is being filed by Research Frontiers Incorporated (the “Company”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2023, originally filed with the Securities and Exchange Commission (“SEC”) on March 7, 2024 (the “Original Filing”).

This Amendment is being filed solely to include the Company’s Executive Compensation Recovery (Clawback) Policy, adopted in accordance with SEC Rule 10D-1 and NASDAQ Listing Rule 5608, which was inadvertently omitted from the Original Filing. The policy is filed as Exhibit 97 to this Amendment.

No other changes have been made to the Original Filing. The Company is not aware of any event that would trigger the application of the Executive Compensation recovery (Clawback) Policy. This Amendment does not reflect events occurring after the filing of the Original Filing and does not modify or update the disclosures therein in any way, other than as specifically set forth herein.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibit is filed as part of this Amendment No. 1 to the Company’s Annual Report on Form 10-K:

Exhibit 97 – Executive Compensation Recovery (Clawback) Policy effective as of October 2, 2023. (filed herewith)

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

Dated: April 15, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Position	Date

/s/ Darryl Daigle	Director	April 15, 2025
Darryl Daigle

/s/ Joseph M. Harary	Director, President, CEO and Acting Interim CFO	April 15, 2025
Joseph M. Harary

/s/ Alexander Kaganowicz	Director	April 15, 2025
Alexander Kaganowicz

/s/ Eyal Peso	Director	April 15, 2025
Eyal Peso