Form 10-Q
period 2025-06-30
RESEARCH FRONTIERS INC
filed 2025-08-07
CIK 793524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarter ended June 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 7, 2025, there were outstanding 33,648,221 shares of Common Stock, par value $0.0001 per share.

RESEARCH FRONTIERS INCORPORATED

Condensed Consolidated Balance Sheets

	June 30, 2025 (Unaudited)	December 31, 2024 (See Note 1)
Assets
Current assets:
Cash and cash equivalents	$1,274,276	$1,994,186
Royalties receivable, net of reserves of $1,354,850 in
2025 and $1,254,450 in 2024, respectively	536,373	658,213
Prepaid expenses and other current assets	161,281	93,490
Total current assets	1,971,930	2,745,889

Fixed assets, net	9,095	15,052
Operating lease ROU assets	1,135,715	1,222,640
Deposits and other assets	56,066	56,066
Total assets	$3,172,806	$4,039,647

Liabilities and Shareholders’ Equity

Current liabilities:
Current portion of operating lease liability	$137,817	$129,875
Accounts payable	24,358	85,825
Accrued expenses	46,497	53,327
Deferred revenue	71,563	-
Total current liabilities	280,235	269,027

Operating lease liability, net of current portion	1,094,545	1,166,285
Total liabilities	1,374,780	1,435,312

Shareholders’ equity:
Common stock, par value $0.0001 per share; authorized 100,000,000 shares, issued and outstanding 33,648,221 in 2025 and 2024, respectively	3,365	3,365
Additional paid-in capital	128,352,397	128,177,193
Accumulated deficit	(126,557,736)	(125,576,223)
Total shareholders’ equity	1,798,026	2,604,335

Total liabilities and shareholders’ equity	$3,172,806	$4,039,647

See accompanying notes to condensed consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Condensed Consolidated Statements of Operations

(Unaudited)

	Six months ended June 30,		Three months ended June 30,
	2025	2024	2025	2024

Fee income	$689,680	$802,972	$129,904	$489,594

Operating expenses	1,412,398	1,110,285	775,922	476,898
Research and development	331,963	278,571	169,086	128,830
Total expenses	1,744,361	1,388,856	945,008	605,728

Operating loss	(1,054,681)	(585,884)	(815,104)	(116,134)

Net interest income	25,811	49,258	11,278	22,112
Other income	47,357	-	-	-

Net loss	$(981,513)	$(536,626)	$(803,826)	$(94,022)

Basic and diluted net loss per common share	$(0.03)	$(0.02)	$(0.02)	$(0.00)

Weighted average number of common shares outstanding	33,648,221	33,514,097	33,648,221	33,517,787

See accompanying notes to condensed consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

For the six months ended June 30, 2025 and 2024

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2024	33,509,287	$3,351	$127,779,221	$(124,264,841)	$3,517,731
Exercise of options	8,500	1	8,669	-	8,670
Net loss	-	-	-	(536,626)	(536,626)
Balance, June 30, 2024	33,517,787	$3,352	$127,787,890	$(124,801,467)	$2,989,775

Balance, January 1, 2025	33,648,221	$3,365	$128,177,193	$(125,576,223)	$2,604,335
Share-based compensation	-	-	175,204	-	175,204
Net loss	-	-	-	(981,513)	(981,513)
Balance, June 30, 2025	33,648,221	$3,365	$128,352,397	$(126,557,736)	$1,798,026

For the three months ended June 30, 2025 and 2024

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, March 31, 2024	33,517,787	$3,352	$127,787,890	$(124,707,445)	$3,083,797
Net loss	-	-	-	(94,022)	(94,022)
Balance, June 30, 2024	33,517,787	$3,352	$127,787,890	$(124,801,467)	$2,989,775

Balance, March 31, 2025	33,648,221	$3,365	$128,177,193	$(125,753,910)	$2,426,648
Share-based compensation	-	-	175,204	-	175,204
Net loss	-	-	-	(803,826)	(803,826)
Balance, June 30, 2025	33,648,221	$3,365	$128,352,397	$(126,557,736)	$1,798,026

See accompanying notes to condensed consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(981,513)	$(536,626)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,166	12,951
Share-based compensation	175,204	-
Credit loss expense	124,253	-
ROU asset amortization	86,925	71,486
Change in assets and liabilities:
Royalty receivables	(2,413)	(75,096)
Prepaid expenses and other assets	(67,791)	(107,898)
Accounts payable and accrued expenses	(68,297)	36,108
Deferred revenue	71,563	125,000
Operating lease liability	(63,798)	(103,897)
Net cash used in operating activities	(719,701)	(577,972)

Cash flows from investing activities:
Purchases of fixed assets	(209)	(154)
Net cash used in investing activities	(209)	(154)

Cash flows from financing activities:
Net proceeds from exercise of options	-	8,670
Net cash provided by financing activities	-	8,670

Net decrease in cash and cash equivalents	(719,910)	(569,456)

Cash and cash equivalents at beginning of year	1,994,186	2,475,958
Cash and cash equivalents at end of period	$1,274,276	$1,906,502

See accompanying notes to condensed consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Notes to Condensed Consolidated Financial Statements

June 30, 2025

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025. The condensed consolidated balance sheet as of December 31, 2024 has been derived from the audited consolidated financial statements as of that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K relating to Research Frontiers Incorporated for the fiscal year ended December 31, 2024.

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

The Company has primarily utilized its cash, cash equivalents, and investments generated from sales of our common stock, proceeds from the exercise of options and warrants, and royalty fees collected to fund its research and development of SPD light valves, for marketing initiatives, and for other working capital purposes. The Company’s working capital and capital requirements depend upon numerous factors, including the results of research and development activities, competitive and technological developments, the timing and cost of patent filings, and the development of new licensees and changes in the Company’s relationships with its existing licensees. The degree of dependence of the Company’s working capital requirements on each of the foregoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements; the addition of new licensees may provide additional working capital or working capital requirements; and changes in relationships with existing licensees would have a favorable or negative impact depending upon the nature of such changes. We have incurred recurring losses since inception and expect to continue to incur losses as a result of costs and expenses related to our research and continued development of our SPD technology and our corporate general and administrative expenses. Our capital requirements and operations to date have been substantially funded through sales of our common stock, exercise of options and warrants and royalty fees collected. As of June 30, 2025, we had working capital of approximately $1.7 million, cash and cash equivalents of approximately $1.3 million, shareholders’ equity of approximately $1.8 million and an accumulated deficit of approximately $126.6 million. Based on current operations, we expect to have sufficient working capital for at least 12 months from the issuance of these financial statements.

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

Note 3. Segment Information

The Company operates as a single operating segment which is engaged in the development and marketing of technology and devices to control the flow of light (as described in Note 2). The Company develops and licenses our patented suspended particle device (“SPD-Smart”) light-control technology to other companies that manufacture and/or market the: (i) SPD-Smart chemical emulsion, (ii) light-control film made from the chemical emulsion, (iii) the light-control panels made by laminating the film, (iv) electronics to power end-products incorporating the film, or (v) lamination services for and the end-products themselves such as “smart” windows, skylights and sunroofs. The Company currently has over 40 licensees that, in the aggregate, are licensed to primarily serve five major SPD-Smart application areas (aerospace, architectural, automotive, marine and display products) in every country of the world. The Company derives revenue from licensees in North America, Europe and Asia. The Company’s Chief Operating Decision Maker (“CODM”) reviews revenue and consolidated net operating loss as a total and not by industry of licensees, and the royalty rates that we charge our licensees are consistent when measuring the Company’s profitability and allocating resources across geographical location and by industry. The Company does not have intra-entity sales or transfers. The Company’s long-lived assets consist of property and equipment and operating lease right-of-use assets (“ROU”), all of which are located in the United States. During the six month periods ended June 30, 2025 and 2024, 99% and 61%, respectively, of the Company’s revenue was generated from sources outside of the United States.

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

The following table illustrates the information about the Company’s single reportable segment, which the Company’s CODM regularly evaluates in addition to the information already presented on the Company’s condensed consolidated statements of operations and identifies expense items exceeding the Company’s significant expense thresholds described above:

	Six months ended June 30,		Three months ended June 30,
	2025	2024	2025	2024

Revenue	$689,680	$802,972	$129,904	$489,594

Operating Expenses:
Employee compensation	599,072	515,686	312,560	268,776
Professional fees	132,657	114,114	44,757	50,964
Directors fees and expenses	227,107	121,306	107,107	1,065
Marketing and investor relations	79,002	97,241	48,756	47,119
Insurance**	91,544	98,383	45,355	46,009
Occupancy costs	42,132	30,147	20,615	14,735
Credit loss expense	124,253	-	124,253	-
Patent costs	27,117	34,196	15,313	14,454
Stock listing fees	35,000	32,750	17,500	16,375
Legal fees	1,070	27,975	1,070	3,390
Depreciation and amortization	5,723	7,422	2,864	3,718
Other operating expenses*	47,721	31,065	35,772	10,293
	1,412,398	1,110,285	775,922	476,898

Research and Development Expenses:
Employee compensation	90,643	80,050	43,280	33,344
Insurance**	89,635	95,799	44,425	44,903
Occupancy costs	127,796	90,446	63,252	44,197
Depreciation and amortization	443	5,530	223	2,785
Other research and development costs	23,446	6,746	17,906	3,601
	331,963	278,571	169,086	128,830

Operating Loss	$(1,054,681)	$(585,884)	$(815,104)	$(116,134)

*	Other operating expenses and other research and development expenses consist principally of miscellaneous expenses, each of which is under the Company’s threshold to be separately presented as a significant expense.

**	Insurance includes all coverage including property, liability, directors’ and officers’ and employees’ medical.

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

As of June 30, 2025, the Company had $51,000 in unbilled revenue included in royalty receivables.

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

During the first six months of 2025, four licensees accounted for 10% or more of fee income of the Company; these licensees accounted for approximately 35%, 33%, 13% and 13% of fee income recognized during such period. During the first six months of 2024, four licensees accounted for 10% or more of fee income of the Company; these licensees accounted for approximately 31%, 30%, 11% and 11% of fee income recognized during such period.

During the three months June 30, 2025, three licensees accounted for 10% or more of fee income of the Company; these licensees accounted for approximately 40%, 23% and 23% of fee income recognized during such period. During the three months ended June 30, 2024, two licensees accounted for 10% or more of fee income of the Company; these licensees accounted for approximately 51% and 24% of fee income recognized during such period.

Subsequent to June 30, 2025, the Company was notified that one of its significant European licensees filed for bankruptcy. This licensee accounted for approximately 33% and 0% of the Company’s revenue during the six and three months ended June 30, 2025, respectively. No revenue was recognized from this licensee during the periods ended June 30, 2024. There is no outstanding accounts receivable from this licensee as of June 30, 2025.

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

Note 8. Basic and Diluted Loss Per Common Share

Basic net loss per share excludes any dilution. It is based upon the weighted average number of common shares outstanding during the period. Dilutive net loss per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company’s dilutive loss per share equals basic loss per share for the periods ended June 30, 2025 and 2024, respectively, because all common stock equivalents (i.e., options and warrants) were antidilutive in those periods. The number of options and warrants that were not included (because their effect is antidilutive) were 2,911,923 and 2,706,872 for the periods ended June 30, 2025 and 2024, respectively.

Note 9. Equity

During the six months ended June 30, 2024, the Company received proceeds of $8,670 in connection with the exercise of options covering 8,500 shares of common stock. No options or warrants were exercised during the six month period ended June 30, 2025.

On September 16, 2022, the Company entered into subscription agreements from a group of private accredited investors to sell them 2.0 million shares of common stock of the Company at a price of $2.30 per share (which represented the closing market price of the Company’s common stock on September 14, 2022 which was the date that the transaction was agreed to). As of December 31, 2022, the Company received $3,450,000 under these subscription agreements and issued 1,500,000 common shares and issued 1,500,000 warrants. During 2024, the Company received $300,000 and issued 130,434 shares and 130,434 warrants in connection with a remaining outstanding commitment under these subscription agreements. The Company has an outstanding commitment from a potential investor for the remaining $850,000 under these subscription agreements. The Company did not sell any equity securities during the six month-periods ended June 30, 2025 and 2024.

The shares were issued to the investors in a private placement and, along with the shares issued in connection with the exercise of any warrants in the future, are not registered and therefore currently subject to at least a six-month holding period by the investor.

In December 2024, the Board of Directors approved 138,501 stock options under the Company’s 2019 Equity Incentive Plan which were granted upon shareholder approval at the annual meeting of shareholders held in June 2025. These options became fully vested upon grant and the Company recorded share-based compensation of $175,204 during the six months ended June 30, 2025. No options were granted during the six months ended June 30, 2024.

The Company valued this grant using the Black-Scholes option pricing model with the following weighted average assumptions:

2025

Fair value on grant date	$1.265
Expected dividend yield	-
Expected volatility	76%
Risk free interest rate	3.97%
Expected term of the option	5 years

As of June 30, 2025, there were 1,630,434 warrants and 1,281,489 options outstanding.

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

The Company has an operating lease for its facility, which was amended and extended in 2024, with a remaining lease term of 6.5 years (including renewal options) as of June 30, 2025. As of June 30, 2024, the weighted average remaining lease term was 0.7 years. The initial term of the lease expires on December 31, 2027 with renewal options that potentially extend expiration through December 31, 2031. Operating leases are included in Operating lease ROU assets, other current liabilities and long-term lease liabilities on the condensed consolidated balance sheets. Operating lease ROU assets and operating lease liabilities are recognized at each lease’s commencement date based on the present value of its lease payments over its respective lease term. The Company does not have an established incremental borrowing rate as it does not have any debt. The Company uses the stated borrowing rate for a lease when readily determinable. When the interest rate implicit in its lease agreements is not readily determinable, the Company uses an interest rate based on the marketplace for public debt. The incremental borrowing rate associated with the operating lease as of June 30, 2025 and 2024 is 7.0% and 5.5%, respectively. Cash rent paid for the six months ended June 30, 2025 and 2024 was $111,000 and $115,000, respectively.

Maturities of operating lease liabilities as of June 30, 2025 were as follows:

June 30, 2025
Year 1	$220,000
Years 2-3	457,000
Years 4-5	489,000
Thereafter	385,000
Total lease payments	1,551,000
Less: Imputed lease interest	(318,638)
Present value of lease liabilities	1,232,362
Less: Current portion of operating lease liability	(137,817)
Operating lease liability, net of current portion	$1,094,545

Note 11. Related Party

Effective June 4, 2023, the Chairman and CEO of Gauzy, Ltd., one of the Company’s licensees, joined the Board of the Company. Gauzy’s license agreement has been in effect since September 17, 2017 and provides for minimum annual royalties and earned royalties relating to sales of SPD-SmartGlass architectural window products. Because the Company collects a 10-15% royalty from the higher-priced end product sales by Gauzy’s customers purchasing their SPD-Smart light control film, under its license agreement with Gauzy, the Company does not collect a royalty on sales by Gauzy of SPD-Smart light control film to these licensee customers. In addition, the Company’s licensee Vision Systems, Inc. is a 100% owned subsidiary of Gauzy, Ltd. For the six-month periods ended June 30, 2025 and 2024, fee income related to Gauzy and Vision Systems represented 14% and 13%, respectively, of the Company’s total fee income. For the three-month periods ended June 30, 2025 and 2024, fee income related to Gauzy and Vision Systems represented 27% and 7%, respectively, of the Company’s total fee income. In addition, as of June 30, 2025 and 2024, the Company’s accounts receivable from Gauzy and Vision Systems represented 14% and 8%, respectively, of the Company’s total royalty receivables, before reserves.

Note 12. Other Income

During the six months ended June 30, 2025, the Company received $47,357 in Employee Retention Credits, a refundable tax credit available under the Coronavirus Aid, Relief, and Economic Securities Act (“CARES Act”) that was designed to keep employees on the payroll during the COVID-19 pandemic. There were no such credits received during the six months ended June 30, 2024.

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

Three months ended June 30, 2025 compared to the three months ended June 30, 2024

The Company’s fee income from licensing activities for the three months ended June 30, 2025 was $129,904 as compared to $489,594 for the three months ended June 30, 2024. This decrease in fee income of $359,690 (73%) was primarily the result of lower royalties from the automotive market as compared to the second quarter of 2024. The Company expects revenue in all market segments to increase as new car models and other products using the Company’s SPD-SmartGlass technology are introduced into the market. The Company has not booked any royalty income in the second quarter of 2025 from one of its European licensees that has in the past supplied Ferrari with SPD-SmartGlass sunroofs because of workforce reductions and a bankruptcy filing by this licensee in Europe. This has caused the reported royalty income in the second quarter of 2025 to be lower. In anticipation of this, Ferrari has fully transitioned its business for SPD-SmartGlass to another one of the Company’s existing licensees in Europe, and production by this additional licensee for Ferrari has already commenced.

Operating expenses increased by $299,024 for the three months ended June 30, 2025 to $775,922 from $476,898 for the three months ended June 30, 2024. This increase is primarily the result of higher non-cash compensation cost ($165,000) recorded during the period related to a grant of stock options to the Company’s employees and directors as well as higher credit loss expense ($124,000).

Research and development expenditures increased by $40,256 to $169,086 for the three months ended June 30, 2025 from $128,830 for the three months ended June 30, 2024. This increase is primarily a result of higher allocated occupancy costs ($19,000), higher materials and other costs ($14,000) as well as higher non-cash compensation cost of $10,000 recorded during the period related to a grant of stock options to the Company’s employees.

The Company’s net interest income, consisting of interest income, for the three months ended June 30, 2025 was $11,278 as compared to income of $22,112 for the three months ended June 30, 2024 with the change due to lower cash balances available for investment.

As a consequence of the factors discussed above, the Company’s net loss was $803,826 ($0.02 per common share) for the three months ended June 30, 2025 as compared to a net loss of $94,022 ($0.00 per common share) for the three months ended June 30, 2024.

Six months ended June 30, 2025 compared to the six months ended June 30, 2024

The Company’s fee income from licensing activities for the six months ended June 30, 2025 was $689,680 as compared to $802,972 for the six months ended June 30, 2024. This decrease in fee income of $113,292 (14%) was primarily the result of lower royalties from the automotive market as compared to the first six months of 2024. The Company expects revenue in all market segments to increase as new car models and other products using the Company’s SPD-SmartGlass technology are introduced into the market. The Company has not booked any royalty income in the second quarter of 2025 from one of its European licensees that has in the past supplied Ferrari with SPD-SmartGlass sunroofs because of workforce reductions and a bankruptcy filing by this licensee in Europe. This has caused the reported royalty income in the second quarter of 2025 to be lower. In anticipation of this, Ferrari has fully transitioned its business for SPD-SmartGlass to another one of the Company’s existing licensees in Europe, and production by this additional licensee for Ferrari has already commenced.

Operating expenses increased by $302,113 for the six months ended June 30, 2025 to $1,412,398 from $1,110,285 for the six months ended June 30, 2024. This increase is the result of higher non-cash compensation cost of $165,000 recorded during the period related to a grant of stock options to the Company’s employees and directors, higher professional fees ($19,000) as well as higher occupancy costs ($10,000) and higher credit loss expense ($124,000), partially offset by lower marketing and investor relations costs ($20,000).

Research and development expenditures increased by $53,392 to $331,963 for the six months ended June 30, 2025 from $278,571 for the six months ended June 30, 2024. This increase is primarily a result of higher allocated occupancy costs ($37,000) as well as higher non-cash compensation cost of $10,000 recorded during the period related to a grant of stock options to the Company’s employees.

The Company’s net interest income, consisting of interest income, for the six months ended June 30, 2025 was $25,811 as compared to income of $49,258 for the six months ended June 30, 2024 with the change due to lower cash balances available for investment.

The Company recorded $47,357 of other income for the six months ended June 30, 2025 relating to an Employee Retention Credit, a refundable tax credit available under the CARES Act that was designed to keep employees on the payroll during the Covid-19 pandemic.

As a consequence of the factors discussed above, the Company’s net loss was $981,513 ($0.03 per common share) for the six months ended June 30, 2025 as compared to net loss of $536,626 ($0.02 per common share) for the six months ended June 30, 2024.

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

During the six months ended June 30, 2025, the Company’s cash and cash equivalents balance decreased by $719,910 as a result of cash used to fund operations of $719,701 and cash used to purchase fixed assets of $209. As of June 30, 2025, the Company had cash and cash equivalents of approximately $1.3 million, working capital of $1.7 million and total shareholders’ equity of $1.8 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We designed our disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and acting interim Chief Financial Officer, with assistance from other members of our management, has reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2025, and, based on his evaluation, has concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 7, 2025

