Form 10-Q
period 2025-09-30
RESEARCH FRONTIERS INC
filed 2025-11-06
CIK 793524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarter ended September 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 6, 2025, there were outstanding 33,648,221 shares of Common Stock, par value $0.0001 per share.

RESEARCH FRONTIERS INCORPORATED

Condensed Consolidated Balance Sheets

	September 30, 2025 (Unaudited)	December 31, 2024 (See Note 1)
Assets

Current assets:
Cash and cash equivalents	$1,130,390	$1,994,186
Royalties receivable, net of reserves of $1,354,850 in 2025 and $1,253,450 in 2024, respectively	371,878	658,213
Prepaid expenses and other current assets	112,604	93,490
Total current assets	1,614,872	2,745,889

Fixed assets, net	6,355	15,052
Operating lease ROU assets	1,092,033	1,222,640
Deposits and other assets	56,066	56,066
Total assets	$2,769,326	$4,039,647

Liabilities and Shareholders’ Equity

Current liabilities:
Current portion of operating lease liability	$141,894	$129,875
Accounts payable	29,137	85,825
Accrued expenses	35,721	53,327
Deferred revenue	5,336	-
Total current liabilities	212,088	269,027

Operating lease liability, net of current portion	1,057,720	1,166,285
Total liabilities	1,269,808	1,435,312

Shareholders’ equity:
Common stock, par value $0.0001 per share; authorized 100,000,000 shares, issued and outstanding 33,648,221 in 2025 and 2024, respectively	3,365	3,365
Additional paid-in capital	128,352,397	128,177,193
Accumulated deficit	(126,856,244)	(125,576,223)
Total shareholders’ equity	1,499,518	2,604,335

Total liabilities and shareholders’ equity	$2,769,326	$4,039,647

See accompanying notes to condensed consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Condensed Consolidated Statements of Operations

(Unaudited)

	Nine months ended September 30,		Three months ended September 30,
	2025	2024	2025	2024

Fee income	$1,049,125	$1,157,380	$359,444	$354,408

Operating expenses	1,934,041	1,565,152	521,642	454,866
Research and development	473,709	409,817	141,746	131,246
Total expenses	2,407,750	1,974,969	663,388	586,112

Operating loss	(1,358,625)	(817,589)	(303,944)	(231,704)

Net interest income	31,247	78,995	5,436	29,736
Other income	47,357	35,152	-	35,152

Net loss	$(1,280,021)	$(703,442)	$(298,508)	$(166,816)

Basic and diluted net loss per common share	$(0.04)	$(0.02)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding	33,648,221	33,515,327	33,648,221	33,517,787

See accompanying notes to condensed consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

For the nine months ended September 30, 2025 and 2024

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total

Balance, January 1, 2024	33,509,287	$3,351	$127,779,221	$(124,264,841)	$3,517,731
Exercise of options	8,500	1	8,669	-	8,670
Net loss	-	-	-	(703,442)	(703,442)
Balance, September 30, 2024	33,517,787	$3,352	$127,787,890	$(124,968,283)	$2,822,959

Balance, January 1, 2025	33,648,221	$3,365	$128,177,193	$(125,576,223)	$2,604,335
Share-based compensation	-	-	175,204	-	175,204
Net loss	-	-	-	(1,280,021)	(1,280,021)
Balance, September 30, 2025	33,648,221	$3,365	$128,352,397	$(126,856,244)	$1,499,518

For the three months ended September 30, 2025 and 2024

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total

Balance, June 30, 2024	33,517,787	$3,352	$127,787,890	$(124,801,467)	$2,989,775
Net loss	-	-	-	(166,816)	(166,816)
Balance, September 30, 2024	33,517,787	$3,352	$127,787,890	$(124,968,283)	$2,822,959

Balance, June 30, 2025	33,648,221	$3,365	$128,352,397	$(126,557,736)	$1,798,026
Net loss	-	-	-	(298,508)	(298,508)
Balance, September 30, 2025	33,648,221	$3,365	$128,352,397	$(126,856,244)	$1,499,518

See accompanying notes to condensed consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(1,280,021)	$(703,442)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,279	19,582
Share-based compensation	175,204	-
Credit loss expense	124,253	25,001
ROU asset amortization	130,607	107,229
Change in assets and liabilities:
Royalty receivables	162,082	(69,605)
Prepaid expenses and other assets	(19,114)	(57,943)
Accounts payable and accrued expenses	(74,294)	1,033
Deferred revenue	5,336	-
Operating lease liability	(96,546)	(157,754)
Net cash used in operating activities	(863,214)	(835,899)

Cash flows from investing activities:
Purchases of fixed assets	(582)	(742)
Net cash used in investing activities	(582)	(742)

Cash flows from financing activities:
Net proceeds from exercise of options	-	8,670
Net cash provided by financing activities	-	8,670

Net decrease in cash and cash equivalents	(863,796)	(827,971)

Cash and cash equivalents at beginning of year	1,994,186	2,475,958
Cash and cash equivalents at end of period	$1,130,390	$1,647,987

See accompanying notes to condensed consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Notes to Condensed Consolidated Financial Statements

September 30, 2025

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025. The condensed consolidated balance sheet as of December 31, 2024 has been derived from the audited consolidated financial statements as of that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K relating to Research Frontiers Incorporated for the fiscal year ended December 31, 2024.

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

The Company has primarily utilized its cash, cash equivalents, and investments generated from sales of our common stock, proceeds from the exercise of options and warrants, and royalty fees collected to fund its research and development of SPD light valves, for marketing initiatives, and for other working capital purposes. The Company’s working capital and capital requirements depend upon numerous factors, including the results of research and development activities, competitive and technological developments, the timing and cost of patent filings, and the development of new licensees and changes in the Company’s relationships with its existing licensees. The degree of dependence of the Company’s working capital requirements on each of the foregoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements; the addition of new licensees may provide additional working capital or working capital requirements; and changes in relationships with existing licensees would have a favorable or negative impact depending upon the nature of such changes. We have incurred recurring losses since inception and expect to continue to incur losses as a result of costs and expenses related to our research and continued development of our SPD technology and our corporate general and administrative expenses. Our capital requirements and operations to date have been substantially funded through sales of our common stock, exercise of options and warrants and royalty fees collected. As of September 30, 2025, we had working capital of approximately $1.4 million, cash and cash equivalents of approximately $1.1 million, shareholders’ equity of approximately $1.5 million and an accumulated deficit of approximately $126.9 million. Based on current operations, we expect to have sufficient working capital for at least 12 months from the issuance of these financial statements.

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

Note 3. Segment Information

The Company operates as a single operating segment which is engaged in the development and marketing of technology and devices to control the flow of light (as described in Note 2). The Company develops and licenses our patented suspended particle device (“SPD-Smart”) light-control technology to other companies that manufacture and/or market the: (i) SPD-Smart chemical emulsion, (ii) light-control film made from the chemical emulsion, (iii) the light-control panels made by laminating the film, (iv) electronics to power end-products incorporating the film, or (v) lamination services for and the end-products themselves such as “smart” windows, skylights and sunroofs. The Company currently has over 40 licensees that, in the aggregate, are licensed to primarily serve five major SPD-Smart application areas (aerospace, architectural, automotive, marine and display products) in every country of the world. The Company derives revenue from licensees in North America, Europe and Asia. The Company’s Chief Operating Decision Maker (“CODM”) reviews revenue and consolidated net operating loss as a total and not by industry of licensees, and the royalty rates that we charge our licensees are consistent when measuring the Company’s profitability and allocating resources across geographical location and by industry. The Company does not have intra-entity sales or transfers. The Company’s long-lived assets consist of property and equipment and operating lease right-of-use assets (“ROU”), all of which are located in the United States. During the nine-month periods ended September 30, 2025 and 2024, 78% and 59%, respectively, of the Company’s revenue was generated from sources outside of the United States.

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

The following table illustrates the information about the Company’s single reportable segment, which the Company’s CODM regularly evaluates in addition to the information already presented on the Company’s condensed consolidated statements of operations and identifies expense items exceeding the Company’s significant expense thresholds described above:

	Nine months ended September 30,		Three months ended September 30,
	2025	2024	2025	2024

Revenue	$1,049,125	$1,157,380	$359,444	$354,408

Operating Expenses:
Employee compensation	834,855	746,582	235,785	230,896
Professional fees	185,039	151,614	52,382	37,500
Directors fees and expenses	227,254	121,306	148	-
Marketing and investor relations	187,467	125,187	109,201	27,946
Insurance**	131,079	144,534	39,535	46,151
Occupancy costs	63,229	43,457	21,097	13,306
Credit loss expense	124,253	25,001	-	25,001
Patent costs	58,944	54,535	31,826	20,339
Stock listing fees	52,500	49,125	17,500	16,375
Legal fees	1,070	33,062	-	5,087
Depreciation and amortization	8,603	11,211	2,879	3,789
Other operating expenses*	59,748	59,538	11,289	28,476
	1,934,041	1,565,152	521,642	454,866

Research and Development Expenses
Employee compensation	125,743	115,561	35,100	35,511
Insurance**	128,302	140,973	38,668	45,174
Occupancy costs	192,374	133,883	64,578	43,437
Depreciation and amortization	676	8,371	233	2,841
Other research and development costs	26,614	11,029	3,167	4,283
	473,709	409,817	141,746	131,246

Operating Loss	$(1,358,625)	$(817,589)	$(303,944)	$(231,704)

*	Other operating expenses and other research and development expenses consist principally of miscellaneous expenses, each of which is under the Company’s threshold to be separately presented as a significant expense.

**	Insurance includes all coverage including property, liability, directors’ and officers’ and employees’ medical.

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

As of September 30, 2025, the Company had $37,736 in unbilled revenue included in royalty receivables.

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

During the first nine months of 2025, five licensees accounted for 10% or more of fee income of the Company; these licensees accounted for approximately 23%, 22%, 21%, 18% and 11% of fee income recognized during such period. During the first nine months of 2024, four licensees accounted for 10% or more of fee income of the Company; these licensees accounted for approximately 32%, 31%, 10% and 10% of fee income recognized during such period.

During the three months ended September 30, 2025, two licensees accounted for 10% or more of fee income of the Company; these licensees accounted for approximately 61% and 27% of fee income recognized during such period. During the three months ended September 30, 2024, two licensees accounted for 10% or more of fee income of the Company; these licensees accounted for approximately 35% and 33% of fee income recognized during such period.

During the quarter ended September 30, 2025, the Company was notified that one two of its significant European licensees and an affiliate had filed for bankruptcy. These licensees accounted for approximately 44% and 0% of the Company’s revenue during the nine and three months ended September 30, 2025, respectively. No revenue was recognized from these licensees during the three and nine months ended September 30, 2024. There is no outstanding accounts receivable from these licensees as of September 30, 2025.

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

Note 8. Basic and Diluted Loss Per Common Share

Basic net loss per share excludes any dilution. It is based upon the weighted average number of common shares outstanding during the period. Dilutive net loss per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company’s dilutive loss per share equals basic loss per share for the periods ended September 30, 2025 and 2024, respectively, because all common stock equivalents (i.e., options and warrants) were antidilutive in those periods. The number of options and warrants that were not included (because their effect is antidilutive) were 2,911,923 and 2,706,872 for the periods ended September 30, 2025 and 2024, respectively.

Note 9. Equity

During the nine months ended September 30, 2024, the Company received proceeds of $8,670 in connection with the exercise of options covering 8,500 shares of common stock. No options or warrants were exercised during the nine-month period ended September 30, 2025.

On September 16, 2022, the Company entered into subscription agreements from a group of private accredited investors to sell them 2.0 million shares of common stock of the Company at a price of $2.30 per share (which represented the closing market price of the Company’s common stock on September 14, 2022 which was the date that the transaction was agreed to). As of December 31, 2022, the Company received $3,450,000 under these subscription agreements and issued 1,500,000 common shares and issued 1,500,000 warrants. During 2024, the Company received $300,000 and issued 130,434 shares and 130,434 warrants in connection with a remaining outstanding commitment under these subscription agreements. The Company has an outstanding commitment from a potential investor for the remaining $850,000 under these subscription agreements. The Company did not sell any equity securities during the nine-month periods ended September 30, 2025 and 2024.

The shares were issued to the investors in a private placement and, along with the shares issued in connection with the exercise of any warrants in the future, are not registered and therefore currently subject to at least a six-month holding period by the investor.

In December 2024, the Board of Directors approved 138,501 stock options under the Company’s 2019 Equity Incentive Plan which were granted upon shareholder approval at the annual meeting of shareholders held in June 2025. These options became fully vested upon grant and the Company recorded share-based compensation of $175,204 during the nine months ended September 30, 2025. No options were granted during the nine months ended September 30, 2024.

The Company valued this grant using the Black-Scholes option pricing model with the following weighted average assumptions:

2025

Fair value on grant date	$1.265
Expected dividend yield	-
Expected volatility	76%
Risk free interest rate	3.97%
Expected term of the option	5 years

As of September 30, 2025, there were 1,630,434 warrants and 1,281,489 options outstanding.

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

The Company has an operating lease for its facility, which was amended and extended in 2024, with a remaining lease term of 6.3 years (including renewal options) as of September 30, 2025. As of September 30, 2024, the weighted average remaining lease term was 0.5 years. The initial term of the lease expires on December 31, 2027 with renewal options that potentially extend expiration through December 31, 2031. Operating leases are included in Operating lease ROU assets, other current liabilities and long-term lease liabilities on the condensed consolidated balance sheets. Operating lease ROU assets and operating lease liabilities are recognized at each lease’s commencement date based on the present value of its lease payments over its respective lease term. The Company does not have an established incremental borrowing rate as it does not have any debt. The Company uses the stated borrowing rate for a lease when readily determinable. When the interest rate implicit in its lease agreements is not readily determinable, the Company uses an interest rate based on the marketplace for public debt. The incremental borrowing rate associated with the operating lease as of September 30, 2025 and 2024 is 7.0% and 5.5%, respectively. Cash rent paid for the nine months ended September 30, 2025 and 2024 was $163,000 and $174,000, respectively.

Maturities of operating lease liabilities as of September 30, 2025 were as follows:

September 30, 2025
Year 1	$222,000
Years 2-3	461,000
Years 4-5	492,000
Thereafter	322,000
Total lease payments	1,497,000
Less: Imputed lease interest	(297,386)
Present value of lease liabilities	1,199,614
Less: Current portion of operating lease liability	(141,894)
Operating lease liability, net of current portion	$1,057,720

Note 11. Related Party

Effective June 4, 2023, the Chairman and CEO of Gauzy, Ltd., one of the Company’s licensees, joined the Board of the Company. Gauzy’s license agreement has been in effect since September 17, 2017 and provides for minimum annual royalties and earned royalties relating to sales of SPD-SmartGlass architectural window products. Because the Company collects a 10-15% royalty from the higher-priced end product sales by Gauzy’s customers purchasing their SPD-Smart light control film, under its license agreement with Gauzy, the Company does not collect a royalty on sales by Gauzy of SPD-Smart light control film to these licensee customers. In addition, the Company’s licensee Vision Systems, Inc. is a 100% owned subsidiary of Gauzy, Ltd. For the nine-month periods ended September 30, 2025 and 2024, fee income related to Gauzy and Vision Systems represented 13% and 12%, respectively, of the Company’s total fee income. For the three-month periods ended September 30, 2025 and 2024, fee income related to Gauzy and Vision Systems represented 10% and 10%, respectively, of the Company’s total fee income. In addition, as of September 30, 2025 and 2024, the Company’s accounts receivable from Gauzy and Vision Systems represented 17% and 6%, respectively, of the Company’s total royalty receivables, before reserves.

Note 12. Other Income

During the nine months ended September 30, 2025, the Company received $47,357 in Employee Retention Credits, a refundable tax credit available under the Coronavirus Aid, Relief, and Economic Securities Act (“CARES Act”) that was designed to keep employees on the payroll during the COVID-19 pandemic. During the nine months ended September 30, 2024, the Company received $35,152 in such Employee Retention Credits.

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

Results of Operations

Overview

The majority of the Company’s fee income comes from the activities of several licensees participating in the automotive market. The Company currently believes that the automotive market and the architectural market will be the largest source of its royalty income over the next several years. The Company’s royalty income from this market may be influenced by numerous factors including various trends affecting demand in the automotive industry and the rate of introduction of new technology in OEM product lines. In addition to these macro factors, the Company’s royalty income from the automotive market could also be influenced by specific factors such as whether the Company’s SPD-SmartGlass technology appears as standard equipment or as an option on a particular vehicle, the number of additional vehicle models that SPD-SmartGlass appears on, the size of each window on a vehicle and the number of windows on a vehicle that use SPD-SmartGlass, fluctuations in the total number of vehicles produced by a manufacturer, and in the percentage of new car models produced with SPD-SmartGlass, and changes in pricing or exchange rates. Certain license fees, which are paid to the Company in advance of the accounting period in which they are earned resulting in the recognition of deferred revenue for the current accounting period, will be recognized as fee income in future periods. Also, licensees offset some or all of their royalty payments on sales of licensed products for a given period by applying these advance payments towards such earned royalty payments.

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

Three months ended September 30, 2025 compared to the three months ended September 30, 2024

The Company’s fee income from licensing activities for the three months ended September 30, 2025 was $359,444 as compared to $354,408 for the three months ended September 30, 2024. This increase in fee income was primarily the result of higher royalties from the automotive market as compared to the third quarter of 2024 partially offset by lower royalties from the aircraft market. The Company expects revenue in all market segments to increase as new car models and other products using the Company’s SPD-SmartGlass technology are introduced into the market. The Company has not booked any royalty income in the third quarter of 2025 from one of its European licensees that has in the past supplied Ferrari with SPD-SmartGlass sunroofs because of workforce reductions and a bankruptcy filing by this licensee in Europe. This has caused the reported royalty income in 2025 to be lower. In anticipation of this, Ferrari has fully transitioned its business for SPD-SmartGlass to another one of the Company’s existing licensees in Europe, and production by this additional licensee for Ferrari has already commenced.

Operating expenses increased by $66,776 for the three months ended September 30, 2025 to $521,642 from $454,866 for the three months ended September 30, 2024. This increase is primarily the result of higher marketing and investor relations costs ($81,000) and higher professional fees ($15,000) partially offset by lower credit loss allowances ($25,000) and lower insurance costs ($7,000)

Research and development expenditures increased by $10,500 to $141,746 for the three months ended September 30, 2025 from $131,246 for the three months ended September 30, 2024. This increase is primarily a result of higher allocated occupancy costs ($21,000) partially offset by lower insurance costs ($7,000) as well as lower depreciation and amortization ($3,000).

The Company’s net interest income, consisting of interest income, for the three months ended September 30, 2025 was $5,436 as compared to income of $29,736 for the three months ended September 30, 2024 with the change due to lower cash balances available for investment.

The Company recorded $35,152 of other income for the three months ended September 30, 2024, respectively, relating to an Employee Retention Credit, a refundable tax credit available under the CARES Act that was designed to keep employees on the payroll during the Covid-19 pandemic. No such credits were received during the three-months ended September 30, 2025.

As a consequence of the factors discussed above, the Company’s net loss was $298,508 ($0.01 per common share) for the three months ended September 30, 2025 as compared to a net loss of $166,816 ($0.00 per common share) for the three months ended September 30, 2024.

Nine months ended September 30, 2025 compared to the Nine months ended September 30, 2024

The Company’s fee income from licensing activities for the nine months ended September 30, 2025 was $1,049,125 as compared to $1,157,380 for the nine months ended September 30, 2024. This decrease in fee income was primarily the result of lower royalties from the automotive and aircraft markets as compared to the first nine months of 2024 and one-time royalty payments received by the Company in 2024. The Company expects revenue in all market segments to increase as new car models and other products using the Company’s SPD-SmartGlass technology are introduced into the market. The Company has not booked any royalty income in the second and third quarters of 2025 from one of its European licensees that has in the past supplied Ferrari with SPD-SmartGlass sunroofs because of workforce reductions and a bankruptcy filing by this licensee in Europe. This has caused the reported royalty income in 2025 to be lower. In anticipation of this, Ferrari has fully transitioned its business for SPD-SmartGlass to another one of the Company’s existing licensees in Europe, and production by this additional licensee for Ferrari has already commenced.

Operating expenses increased by $368,889 for the nine months ended September 30, 2025 to $1,934,041 from $1,565,152 for the nine months ended September 30, 2024. This increase is the result of higher non-cash compensation cost ($165,000) recorded during the period related to a grant of stock options to the Company’s employees and directors, higher marketing and investor relations costs ($62,000), higher compensation costs ($18,000), higher professional fees ($33,000), higher occupancy costs ($18,000) and higher credit loss expense ($99,000), partially offset by lower legal fees ($32,000), insurance ($14,000) and marketing and investor relations costs ($21,000).

Research and development expenditures increased by $63,892 to $473,709 for the nine months ended September 30, 2025 from $409,817 for the nine months ended September 30, 2024. This increase is primarily a result of higher allocated occupancy costs ($58,000), higher materials costs ($16,000), as well as higher non-cash compensation costs ($10,000) recorded during the period related to a grant of stock options to the Company’s employees, partially offset by insurance costs ($13,000) and lower depreciation and amortization ($8,000).

The Company’s net interest income, consisting of interest income, for the nine months ended September 30, 2025 was $31,247 as compared to income of $78,995 for the nine months ended September 30, 2024 with the change due to lower cash balances available for investment.

The Company recorded $47,357 and $35,152 of other income for the nine months ended September 30, 2025 and 2024, respectively, relating to an Employee Retention Credit, a refundable tax credit available under the CARES Act that was designed to keep employees on the payroll during the Covid-19 pandemic.

As a consequence of the factors discussed above, the Company’s net loss was $1,280,021 ($0.04 per common share) for the nine months ended September 30, 2025 as compared to net loss of $703,442 ($0.02 per common share) for the nine months ended September 30, 2024.

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

During the nine months ended September 30, 2025, the Company’s cash and cash equivalents balance decreased by $863,796 as a result of cash used to fund operations of $863,214 and cash used to purchase fixed assets of $582. As of September 30, 2025, the Company had cash and cash equivalents of approximately $1.1 million, working capital of $1.4 million and total shareholders’ equity of $1.5 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We designed our disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and acting interim Chief Financial Officer, with assistance from other members of our management, has reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2025, and, based on his evaluation, has concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 6, 2025

