Form 10-K
period 2025-12-31
RESEARCH FRONTIERS INC
filed 2026-03-05
CIK 793524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025	Commission File Number 000-14893

RESEARCH FRONTIERS INCORPORATED

(Exact name of registrant as specified in its charter)

delaware	11-2103466
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

240 CROSSWAYS PARK DRIVE
WOODBURY, new york	11797-2033
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (516) 364-1902

Securities registered pursuant to Section 12(b) of the Act:	Name of Exchange
Title of Class	on Which Registered
Common Stock, $0.0001 Par Value	The NASDAQ Stock
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), computed based on the closing sale price of $1.64 was $47,011,960. In making this computation, all direct and indirect shares known to be owned by directors and executive officers of the Company and all direct and indirect shares known to be owned by other persons holding in excess of 5% of the Company’s common stock have been deemed held by “affiliates” of the Company, and awards of restricted stock subject to vesting are assumed to have been fully issued and outstanding. Nothing herein shall prejudice the right of the Company or any such person to deny that any such director, executive officer, or stockholder is an “affiliate.”

On March 5, 2026, the registrant had 34,648,221 shares of Common Stock outstanding.

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

Research Frontiers Incorporated develops and licenses its patented Suspended Particle Device (“SPD”) light-control technology. The Company’s licensees manufacture and sell electronically dimmable glazing products incorporating SPD-Smart technology for automotive, aerospace, architectural, marine, rail, recreational vehicle and specialty vehicle applications.

The Company generates revenue primarily through license fees and royalties paid by licensees. The Company does not manufacture finished glazing products directly and operates in one business segment.

SPD-Smart products use microscopic light-absorbing nanoparticles suspended within a film. When electrical voltage is applied, the particles align to allow light transmission. When voltage is removed, the particles disperse to block light. Adjustment of the voltage to the SPD film gives users the ability to quickly, precisely and consistently regulate the amount of light, glare and heat passing through the window, skylight, sunroof, window shade or other SPD-Smart end-product. This SPD film can be incorporated between two layers of glass or plastic, or combinations of both, to produce a laminate that has enhanced energy efficiency, light-control and security performance properties.

The Company has entered into a number of license agreements covering its light control technology. During 2025, five licensees accounted for 21%, 20%, 20%, 19% and 13%, respectively, of fee income recognized during the year. During 2024, four licensees accounted for 34%, 28%, 11% and 11%, respectively, of fee income recognized during the year.

Research Frontiers was incorporated in New York in 1965 to continue early work that Dr. Edwin Land, founder of Polaroid Corporation, and others had done in the area of light-control beginning in the 1930s. Research Frontiers was reincorporated in Delaware in 1989. Since 1965, Research Frontiers has actively worked to develop and license its own SPD technology, which it protects using patents, trade secrets and know-how. Although patent and trade secret protection is not a guarantee of commercial success, Research Frontiers currently has hundreds of patents and patent applications worldwide. In addition, the Company has received royalty-free perpetual licenses, with the right to sublicense others, of smart glass related intellectual property (including patents and patent applications) from various former licensees. Research Frontiers also has current patent applications worldwide that, if granted, would add a significant number of additional patents to its portfolio. The Company has and continues to devote significant resources to develop, license and protect its intellectual property position.

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

Employees:

On March 4, 2026, the Company had five full-time employees, two of whom are technical personnel, and the rest of whom perform legal, finance, marketing, investor relations, and administrative functions. Of these employees, one has obtained a doctorate in Chemistry and one has extensive industrial experience in electronics and electrical engineering. One employee also has a postgraduate degree in business administration, and one has a doctorate in jurisprudence. Also, the Company’s suppliers and licensees have people on their teams with advanced degrees in a number of areas relevant to the commercial development of products using the Company’s technology. The success of the Company is dependent upon, among other things, the services of its senior management, the loss of which could have a material adverse effect upon the prospects of the Company.

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

In January 2025, MarketsandMarkets issued Smart Glass Market by Technology (Suspended Particle Display (SPD), Electrochromic Glass, Liquid Crystal/PDLC, Photochromic, Thermochromic and other technologies), Application, Control Mode and Geographic Analysis – Global Forecast to 2030.

This market research report concludes that the global smart glass market is expected to grow from approximately USD $6.4 billion in 2025 to approximately USD $10.4 billion by 2030, representing a compound annual growth rate (CAGR) of approximately 10.2% between 2025 and 2030.

Key conclusions in this report included:

● Energy efficiency and sustainability as primary drivers: Increasing global emphasis on energy efficiency, reduced HVAC load, and sustainable building design continues to support adoption of smart glass solutions in commercial and residential construction.

● Transportation and automotive demand: Smart glass technologies are increasingly utilized in automotive, aerospace and marine applications for glare control, solar heat management, passenger comfort and design differentiation.

● Cost reductions and innovation: Continued advancements in materials science, manufacturing scale and product integration are expected to contribute to gradual cost reductions and expanded adoption across additional market segments.

Another recent industry report projects the smart glass market to reach approximately USD $13.0 billion by 2030, reflecting a compound annual growth rate in the high single-digit to low double-digit range during the forecast period. Longer-term forecasts based upon third-party research estimates suggest that the global smart glass market could exceed USD $18 billion by the mid-2030s, depending on forecast methodology and segmentation assumptions. The Company does not independently verify third party market projections.

While reported market size and growth rates vary among research firms due to differing methodologies, geographic scope, and definitions of smart glass technologies, these reports consistently characterize the smart glass industry as a multi-billion-dollar global market opportunity with sustained projected growth driven by energy performance requirements, architectural modernization, electrification trends in vehicles, and ongoing technological innovation.

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

Aircraft Market:

In the aircraft industry, there is a trend towards larger windows with more passenger control and functionality, and an increased investment in improving the passenger experience. In the “transport category” (primarily large commercial passenger aircraft) segment, the world’s two largest aircraft manufacturers are both promoting the size of the windows in new aircraft platforms already being delivered (e.g. Boeing 787 and Airbus A350). In the “general aviation” category (primarily business jets, private or chartered smaller aircraft) this trend is true as well. For example, Gulfstream is promoting the size of the windows on their G650 platform as well as their upcoming G700 flagship aircraft, and Bombardier highlights the size of the cabin window on the Global 7000 and 8000 platforms. Several OEMs either already offer, or have announced their interest to include, electronically dimmable windows in their aircraft – including Boeing, Airbus, Bombardier, Embraer, Textron-Beechcraft, HondaJet, Airbus Helicopters, Airbus Corporate Jets, Bell Helicopter, Dassault, Epic Aircraft and One Aviation. Electronically dimmable windows for aircraft may use SPD technology or may use other smart window technologies such as liquid crystal or electrochromic technology. A window system using electrochromic technology was introduced in the Boeing 787. There have been concerns raised that this aircraft’s electronically dimmable windows are not dark enough for long-haul flights, transmit too much heat into the cabin, and have a switching speed that is too slow.

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

SPD technology is also the only commercially available light-control smart window technology known to the Company to have passed the stringent safety and durability tests required by the aviation industry and to have received a Supplemental Type Certificate (STC) from the Federal Aviation Administration.

SPD-Smart electronically dimmable windows are currently flying on more than 40 aircraft models across commercial, business and specialty aviation segments.

Production and forward-fit programs incorporating SPD-SmartGlass include installations on the HondaJet, Textron Aviation Beechcraft King Air series, Daher TBM 960, Epic E1000, Airbus ACJ TwoTwenty corporate jet and select Boeing 737 configurations. These aircraft utilize SPD technology to provide electronically controlled shading, glare reduction and passenger comfort enhancements.

In addition to forward-fit production programs, Supplemental Type Certification (STC) approvals have enabled retrofit installations of SPD-Smart electronically dimmable windows in various Part 23 and Part 25 aircraft. These retrofit programs include business jet, corporate, VIP and special-mission aircraft configurations and allow operators to upgrade cabin window systems without factory-level aircraft redesign.

Licensees have also developed full-cabin demonstrator installations and fuselage mockups to evaluate performance characteristics including switching speed, uniform tinting, heat management and passenger experience across multi-window cabin environments. Such demonstrator programs support airline and operator evaluation processes but do not necessarily represent production commitments.

Procurement decisions regarding electronically dimmable window systems on certain transport category aircraft increasingly involve airline customers in addition to airframe manufacturers. Adoption remains subject to certification requirements, airline specifications, economic considerations and OEM integration cycles.

Compared to certain electrochromic systems, SPD-SmartGlass is designed to provide rapid switching speed, continuously variable tint control and a dark unpowered state. However, adoption of any dynamic glazing technology depends on cost, durability, certification requirements and competitive platform selection decisions.

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

Establishment of SPD-Smart Light Control Film Production:

Hitachi Chemical:

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

Gauzy Ltd.:

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

Customers for SPD-Smart film are end-product licensees of Research Frontiers. These licensees receive the film, laminate it between glass or plastic substrates, and then fabricate end-products which are sold into various industries. Most end-product licensees pay Research Frontiers a royalty on the sale of these end-products that typically range from 10-15%.

Others:

Other companies are currently licensed by Research Frontiers to sell SPD-Smart light-control film to licensees of Research Frontiers. None of these other companies has yet announced commercial SPD film for sale.

Evolution of Commercial Adoption of SPD-SmartGlass in Commercial Products:

Early Commercial Validation (2011–2015):

The first large-scale serial automotive implementation of SPD-SmartGlass occurred in 2011 when Daimler AG introduced its MAGIC SKY CONTROL™ panoramic glass roof on the Mercedes-Benz SLK roadster. The feature allowed drivers and passengers to electronically vary roof tint from dark to transparent within seconds. Daimler subsequently expanded the use of SPD-SmartGlass to the Mercedes-Benz SL and later to multiple variants of the S-Class platform, including sedan, coupe and Maybach models.

This period marked the transition of SPD-SmartGlass from concept demonstrations to sustained series production in a global luxury automotive brand. The S-Class Coupe roof represented one of the largest automotive roof applications of electronically dimmable glass at the time and demonstrated scalability across vehicle platforms.

In the architectural market, in 2015 Research Frontiers’ patented SPD-SmartGlass technology was selected as the exclusive smart glass for the USA Pavilion at Expo Milano 2015 (World’s Fair). The pavilion featured 312 large panels of SPD-SmartGlass manufactured under license by Isoclima S.p.A., totaling more than 10,000 square feet of smart glazing. The installation was viewed by over 6 million visitors and represented one of the largest publicly exhibited smart glass installations globally.

In aerospace, this period also saw the introduction of SPD-Smart electronically dimmable windows as standard equipment on production aircraft including the HondaJet and Textron-Beechcraft King Air platforms, marking the entry of SPD technology into certified aviation production environments.

Expansion Across Transportation Platforms (2015–2020):

Following Mercedes-Benz’s introduction of MAGIC SKY CONTROL™, additional automotive manufacturers adopted SPD-SmartGlass technology in production vehicles. McLaren Automotive incorporated SPD-SmartGlass into multiple production models, including the McLaren GT, 720S Spider, and Speedtail. The Speedtail program demonstrated advanced integration of SPD-SmartGlass not only in roof systems but also in windshield sun visor areas and other glazing components.

In parallel, Tier-1 transportation suppliers expanded SPD-SmartGlass adoption in marine, rail, recreational vehicle, specialty vehicle and business aviation platforms. Vision Systems (a licensee) integrated SPD-Smart electronically dimmable windows into helicopters, business jets, yachts, trains and motorcoaches. These applications validated SPD’s durability, safety compliance and performance across diverse environmental conditions.

During this period, SPD-SmartGlass technology also achieved Supplemental Type Certificate (STC) approval in aviation, enabling retrofit installations in certified aircraft.

Multi-OEM Production and Tier-1 Integration (2020–2024):

Beginning in 2020, the commercial trajectory of SPD-SmartGlass broadened across both electric vehicles and advanced aircraft platforms.

In the automotive sector, General Motors selected SPD-SmartGlass as standard equipment for the roof system of its Cadillac CELESTIQ ultra-luxury electric sedan. The CELESTIQ features a multi-zone electronically dimmable roof system allowing individualized occupant control. Deliveries to customers began in late 2024.

Ferrari subsequently adopted SPD-SmartGlass for the sunroof option on its Purosangue platform. The Ferrari program represented further validation of SPD technology in high-performance luxury vehicles.

In addition to serial production programs with Mercedes-Benz (multiple models), McLaren Automotive (multiple models), General Motors (Cadillac CELESTIQ) and Ferrari (Purosangue), the Company has been working with a number of other automotive OEMs and program models. In addition, SPD-SmartGlass has been incorporated into multiple concept and pre-production vehicles by global automotive OEMs to evaluate expanded glazing integration beyond panoramic roof systems. These have included the BMW Concept Active Tourer, BMW i Vision Circular and BMW i Vision Dee vehicles, which demonstrated SPD-SmartGlass integrated into panoramic roofs, side and rear glazing, windshield zones and display-integrated head-up systems; the Mercedes-Benz Vision V concept vehicle incorporating electronically dimmable glazing across a substantial portion of total glass surface area; the Audi A2 concept with a large SPD panoramic roof; the Toyota FS Hybrid Concept demonstrating interior glass applications; the Lincoln Continental Concept featuring an electronically tinting roof system; and the Fisker EMotion with a segmented SPD panoramic roof and proposed side-window integration. In addition, Tier-1 supplier demonstrator vehicles, including those developed by Continental to highlight the functionality of its Intelligent Glass Control System, have incorporated SPD-SmartGlass into multi-surface glazing configurations including side windows, rear windows and windshield visor zones. While concept vehicle inclusion does not ensure production adoption, these programs reflect continued OEM evaluation of SPD-SmartGlass for broader surface-area applications, multi-zone tinting and integration with advanced digital cockpit systems.

In aerospace, SPD-SmartGlass was incorporated into additional production platforms including the Airbus ACJ TwoTwenty, Boeing 737, Daher TBM 960, Epic E1000, HondaJet and Textron-Beechcraft King Air series.

Across rail, marine and specialty vehicles, Tier-1 suppliers expanded multi-zone SPD-SmartGlass installations with integrated electronics, information displays and automated shading systems.

2025 Inflection and Scaling Phase:

During 2025, several developments marked a transition from validation and niche luxury adoption toward broader production scaling.

Cadillac CELESTIQ Serial Production:

In July 2025, Gauzy and Research Frontiers announced that SPD-SmartGlass is in serial production and customer deliveries on General Motors’ Cadillac CELESTIQ electric sedan, featuring a multi-zone electronically dimmable roof - believed by the Company to be among the largest SPD-SmartGlass deployments in a production vehicle to date.

Mercedes Vision V – Expanded Glazing:

At Auto Shanghai 2025, Mercedes-Benz debuted the Vision V concept vehicle incorporating SPD-SmartGlass across approximately 75% of vehicle glazing. This application expanded SPD beyond panoramic roof systems into broader side and rear glazing, demonstrating the potential for higher surface area integration in future vehicle platforms.

Ferrari Introduction and Supply Chain Transition:

Ferrari adopted SPD-SmartGlass in the roof of its new Purosangue model. During the second quarter of 2025, one of the Company’s European licensees supplying Ferrari filed for bankruptcy. Production was successfully transitioned to another European licensee without material interruption to the Ferrari program. Although royalty recognition during portions of 2025 was affected by minimum annual royalty provisions, MAR thresholds were exceeded in the third quarter of 2025, enabling additional recognition.

Architectural Retrofit Commercial Introduction:

In November 2025 at GlassBuild America, Research Frontiers and its partners introduced a prefabricated SPD-SmartGlass retrofit system designed to enable conversion of existing building glazing without full window replacement. This development materially expands potential addressable markets within commercial and governmental building modernization programs.

Film Technology Advancement – Black Particle Variant:

During 2025, significant progress was made in development of a black particle variant of SPD film designed to improve optical uniformity, aesthetics, and integration into automotive glazing systems. Early OEM evaluations have been positive, and commercialization remains subject to qualification cycles.

Marketing Activities and Licensee Support:

Because the Company operates under a licensing model and does not manufacture finished products directly, its marketing and market-development activities are focused on supporting licensee commercialization efforts and expanding awareness of SPD-Smart technology among OEMs, Tier-1 suppliers, architects, engineers and other industry decision makers.

The Company participates in major automotive, aerospace and architectural industry conferences, trade exhibitions and technical forums to support licensee programs and engage directly with potential customers. Events in which the Company and/or its licensees have participated include:

●	Consumer Electronics Show (CES)
●	Automotive Glazing Summit (including Berlin and Detroit; the Company’s Chief Executive Officer served as conference chairman and keynote speaker at the Detroit, Michigan event in November 2025)
●	International CTI Automotive Glazing USA Conferences
●	International CTI Conference – Automotive Glazing Europe
●	IAA Mobility (formerly Frankfurt International Motor Show)
●	Geneva International Motor Show
●	Munich Auto Show
●	Auto Shanghai
●	North American International Auto Show (Detroit Auto Show)
●	Paris Motor Show
●	Automotive Glazing Summit Europe
●	Aircraft Interiors Expo (AIX)
●	NBAA Business Aviation Convention & Exhibition (NBAA-BACE)
●	EBACE (European Business Aviation Convention & Exhibition)
●	Farnborough International Airshow
●	Paris Air Show
●	GlassBuild America
●	Greenbuild International Conference & Expo
●	AIA Conference on Architecture
●	Advanced Building Skins Conference
●	Autonomous Vehicle Interior Design & Technology Symposium
●	Disruptive Growth & Healthcare Conference

In addition to conference participation, the Company supports licensee marketing efforts through:

●	Joint presentations and technical discussions with OEMs and Tier-1 suppliers
●	Support of evaluation programs and integration initiatives
●	Development of educational and technical materials for architects and engineers
●	Publication and presentation of independent performance data
●	Engagement with standards-setting organizations, including ASTM International

The Company maintains an SPD-SmartGlass Design Center at its headquarters in Woodbury, New York, where OEMs, architects and other stakeholders can evaluate SPD-Smart technology alongside alternative dynamic glazing technologies. The Company also operates a referral and lead-generation program directing business inquiries to appropriate licensees.

Commercial success depends primarily on licensee execution, OEM adoption decisions, certification processes and product development cycles. While the Company supports these activities, it does not control the timing or scale of product launches by licensees or their customers.

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

Licensees of Research Frontiers that incorporate SPD technology into end-products will pay Research Frontiers a royalty of 10-15% of net sales of licensed products under license agreements currently in effect and may also be required to pay Research Frontiers fees and minimum annual royalties. Licensees that sell components (such as SPD emulsion or film) or lamination services to other licensees of Research Frontiers do not pay a royalty on such sale or service, and Research Frontiers will collect a royalty from the licensee incorporating these components into their own SPD-Smart end-products. Research Frontiers’ license agreements typically allow the licensee to terminate the license after some period of time and give Research Frontiers only limited rights to terminate before the license expires. The current licensees of Research Frontiers are listed on the Company’s website, and licenses granted by the Company are non-exclusive and generally last as long as Research Frontiers’ patents remain in effect. Due to their bankruptcy filings or other termination of their general business activities or for other reasons, the Company does not believe that American Glass Products, Polaroid Corporation, Kerros Limited, ThermoView Industries, BRG Group, MDV, Hanamac, SPD Technologies, SPD Systems, and Film Technologies International are pursuing business activities with respect to SPD technology. Some of the Company’s other licensees are currently inactive with respect to SPD technology, but may hereafter become active again.

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

Many companies with substantially greater resources than Research Frontiers such as 3M, Gentex Corp., Pilkington, PPG Industries, Saint-Gobain and other large corporations have pursued or are pursuing projects in the electrochromic area. While some of these companies have reportedly discontinued or substantially curtailed their work on electrochromics due to technical problems and issues relating to the expense of these technologies, at least four companies (Gentex, PPG Industries, View (formerly known as Soladigm), and Sage Electrochromics) are or have been working to commercialize electrochromic window products. In May 2012, Saint-Gobain acquired Sage Electrochromics and combined all of their respective electrochromic manufacturing and developmental efforts. In late 2020, View announced that it was trying to become a public company by merging with a Special Purpose Acquisition Company (“SPAC”) CF Finance Acquisition Corp. II (Nasdaq: CFII). It subsequently filed for bankruptcy protection. Other electrochromic suppliers and developers include Ambilight and Halio (a joint venture between AGC and Kinestral which has also filed for bankruptcy protection or liquidation).

Liquid Crystal Technology:

To date, the main types of liquid crystal smart windows have been produced by Taliq Corp. (a subsidiary of Raychem Corp. which has since discontinued its liquid crystal operations and licensed its technology to others), Asahi Glass Co., Gauzy, Nippon Sheet Glass, Saint-Gobain Glass, iGlass Projects Pty Limited, Polytronix, Inc., DMDisplays, and 3M (which has also reportedly discontinued its liquid crystal film making operations). Additional suppliers of liquid crystal / PDLC-based ‘switchable’ glazing and films include Chiefway and Merck KGaA (through its eyrise® / Licrivision® liquid crystal window technology). Liquid crystal windows only change from a cloudy, opaque milky-white to a clear state, are hazy when viewed at an angle and have no useful intermediate states. As compared to liquid crystal windows, SPD-Smart windows are expected to have some or all of the following advantages:

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

During the past few years, the Company and/or its licensees have made significant advances relating to materials to enable (1) improved stability of SPD emulsions, (2) a wider range of light transmission, (3) improved film adhesion and cohesion and (4) increased durability of SPD films/laminates, and (5) cost reductions. These advances have resulted in patents being issued to the Company by the US Patent Office and by foreign patent offices, in addition to other patents and patent applications that are pending worldwide.

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

In January 2025, the Company’s SPD-film producing licensee, announced that the introduction of engineering samples of a black particle variant of SPD-Smart film designed to improve optical uniformity, aesthetic integration, and performance in automotive and architectural applications. The Company believes this advancement enhances competitiveness versus alternative smart glass technologies.and further expands the markets, design flexibility, and aesthetic freedom for customers for SPD-Smart products. Early evaluations by automotive OEMs have been positive. Gauzy is completing the work needed to put the black SPD into mass production on its existing production lines. Commercialization timing remains dependent on OEM qualification and production validation processes. There can be no assurance that ongoing particle development efforts will result in commercially deployable products or improved performance characteristics.

Excluding non-cash expenses of approximately $21,000 and $5,000, respectively, associated with the grant of stock options to the Company’s technical personnel, Research Frontiers incurred approximately $588,000 and $565,000 during the years ended December 31, 2025 and 2024, respectively, for research and development costs. Research Frontiers plans to engage in substantial continuing research and development activities to invest in future improvements in SPD light-control technology and to expand for its licensees the capabilities of SPD-Smart technology and the markets for SPD-Smart products.

Patents and Proprietary Information:

Research Frontiers has and continues to make substantial investments to develop, license and protect its intellectual property position. The Company’s United States patents expire at various dates from 2026 through 2037, and its foreign patents expire at various dates from 2026 through 2037.

Since 1965, Research Frontiers has actively worked to develop and license its own SPD technology, which it protects using patents, trade secrets and know-how. Although patent and trade secret protection is not a guarantee of commercial success, Research Frontiers currently has hundreds of patents and patent applications worldwide. In addition, the Company has received royalty-free perpetual licenses, with the right to sublicense others, of smart glass related intellectual property (including patents and patent applications) from various former licensees. Research Frontiers also has current patent applications worldwide that, if granted, would add a significant number of additional patents to its portfolio.

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

Source and Need for Capital

As of December 31, 2025, we had approximately $0.7 million in cash and cash equivalents.

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

As of December 31, 2025, the Company had cash and cash equivalents of approximately $0.7 million, working capital of $0.8 million and total shareholders’ equity of $0.9 million. Based on our current operations, we expect to have sufficient working capital for the foreseeable future. Based on current operating levels and assumptions regarding future royalty growth, we believe our existing cash and working capital are sufficient to fund operations for the foreseeable future. However, actual results may differ from these expectations due to factors including licensee performance and financial stability, timing of royalty receipts, and macroeconomic conditions.

History of Operating Losses

We have experienced net losses from operations, and we may continue to incur net losses from operations in the future. We have incurred substantial costs and expenses in researching and developing our SPD technology. As of December 31, 2025, we had an accumulated deficit of $127.6 million since our inception. Our net loss was $2.0 million in 2025 and $1.3 million in 2024, (which includes non-cash accounting charges in 2025 and 2024 of $0.4 million and $0.1 million, respectively, resulting from the expensing of grants of stock options).

We may not generate sufficient cash flows to cover our operating expenses

As noted above, we have incurred recurring losses since inception and expect to continue to incur losses as a result of costs and expenses related to our research and continued development of our SPD technology and our corporate general and administrative expenses. Our limited capital resources and operations to date have been substantially funded through sales of our common stock, exercise of options and warrants and royalty fees collected. As of December 31, 2025, we had working capital of approximately $0.8 million, cash and cash equivalents of approximately $0.7 million, shareholders’ equity of approximately $0.9 million and an accumulated deficit of $127.6 million. In the event that we are unable to generate sufficient cash from our operating activities or raise additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects.

We have never declared a cash dividend and do not intend to declare a cash dividend in the foreseeable future

We have never declared or paid cash dividends on our common stock. Payment of dividends on our common stock is within the discretion of our Board of Directors and will depend upon our future earnings, capital requirements, financial condition and other relevant factors. We do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future.

We do not directly manufacture products using SPD technology. We currently depend upon the activities of our licensees and their customers in order to be profitable

We do not directly manufacture products using SPD technology. We currently depend upon the activities of our licensees in order to be profitable. Although a variety of products have been sold by our licensees, and because it is up to our licensees to decide when and if they will introduce products using SPD technology, we cannot predict when and if our licensees will generate substantial sales of such products. Our SPD technology is currently licensed to numerous companies. Other companies are also evaluating SPD technology for use in various products. In the past, some companies have evaluated our technology without proceeding further. While we expect that our licensees would be primarily responsible for manufacturing and marketing SPD-Smart products and components, we are also engaging in market development activities to support our licensees and build the smart glass industry. We cannot control whether or not our licensees will develop SPD products. Some of our licensees appear to be more active than others, some appear to be better capitalized than others, and some licensees appear to be inactive. There is no guarantee when or if our licensees will successfully produce any commercial product using SPD technology in sufficient quantities to make the Company profitable. During 2025, one of our European licensees supplying an automotive OEM filed for bankruptcy and ceased operations. Although production was transitioned to another licensee, royalty recognition during portions of 2025 was affected. We rely on independent licensees to manufacture and sell products incorporating our technology. The financial distress, insolvency or operational disruption of any significant licensee could delay production, disrupt supply chains, affect the timing of royalty income or require transition to alternative licensees, which may not occur without interruption or additional cost.

SPD-Smart products have only recently been introduced

Products using SPD technology have only recently begun to be introduced into the marketplace. Developing products using new technologies can be risky because problems, expenses and delays frequently occur, and costs may or may not come down quickly enough for such products using new technologies to rapidly penetrate mass market applications.

We have several large licensees that account for 10% or more of our annual fee income

During 2025, five licensees accounted for 21%, 20%, 20%, 19% and 13%, respectively, of fee income recognized for the year. During 2024, four licensees accounted for 34%, 28%, 11% and 11%, respectively, of fee income recognized for the year. The loss of all or a substantial portion of the fee income from any of these customers (or certain other significant customers) could have a material adverse effect on our business, financial condition, and/or results of operations.

SPD-Smart products face intense competition, which could affect our ability to increase our revenues

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

Declining production of automobiles, airplanes, trains, boats and real estate could harm our business

Our licensees’ commercialization efforts of SPD-Smart products could be negatively impacted if the global production of automobiles, airplanes, trains, boats and real estate construction declines significantly. If such commercialization is reduced, our revenues, results of operations and financial condition could be negatively impacted.

Limited source of SPD film

Our end-product licensees require a source of SPD film to manufacture finished products. Currently, Gauzy Ltd. is the only source of commercial quantities of SPD-film. There are several other companies that are licensed to manufacture SPD-film, but they have not begun commercial production of this film. Our end-product licensees’ ability to sell SPD products could be negatively impacted if there was a prolonged disruption in SPD-film availability. Such a disruption could also negatively impact our revenues, results of operations and financial condition.

We are dependent on key personnel

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

Dependence on SPD-Smart technology

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

Our patents and other protective measures may not adequately protect our proprietary intellectual property, and we may be infringing on the rights of others

Our intellectual property, particularly our proprietary rights in our SPD technology, is critical to our success. We have received various patents, and filed other patent applications, for various applications and aspects of our SPD technology. In addition, we generally enter into confidentiality and invention agreements with our employees and consultants. Such patents and agreements and various other measures we take to protect our intellectual property from use by others may not be effective for various reasons generally applicable to patents and their granting and enforcement. In addition, the costs associated with enforcing patents, confidentiality and invention agreements or other intellectual property rights may be expensive. Our inability to protect our proprietary intellectual property rights or gain a competitive advantage from such rights could harm our ability to generate revenues and, as a result, our business and operations.

If we fail to maintain an effective system of internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

None.

ITEM 1C. Cybersecurity

Cybersecurity risk management and strategy

Our cybersecurity risk management is based on recognized cybersecurity industry frameworks and standards, We use these frameworks, together with information collected from internal assessments, to develop policies for use of our information assets, access to specific intellectual property or technologies, and protection of personal information. We protect these information assets through industry-standard techniques, such as multifactor authentication and malware defenses. We also work with internal stakeholders at the Company to integrate foundational cybersecurity principles throughout our organization’s operations, including employment of multiple layers of cybersecurity defenses, restricted access based on business need, and integrity of our business information.

We collaborate with industry experts and cybersecurity practitioners at other companies to exchange information about potential cybersecurity threats, best practices and trends. Our cybersecurity risk management extends to risks associated with our use of third-party service providers. Our cybersecurity risk management is an important part of our comprehensive business continuity program and enterprise risk management.

Governance of cybersecurity risk management

The board of directors, as a whole, has oversight responsibility for our strategic and operational risks. The audit committee assists the board of directors with this responsibility by reviewing and discussing our risk assessment and risk management practices, including cybersecurity risks, with members of management. The audit committee, in turn, periodically reports on its review with the board of directors. Management is responsible for day-to-day assessment and management of cybersecurity risks.

ITEM 2.	PROPERTIES

The Company currently occupies approximately 9,500 square feet of space at an annual rent which, in 2025 was approximately $268,000, for its executive office, research facility and SPD-Smart Glass Design Center at 240 Crossways Park Drive, Woodbury, New York 11797 under a lease expiring December 31, 2027, with renewal options through December 31, 2031. The Company believes that its space, including its laboratory facilities, is adequate for its present needs.

ITEM 3.	LEGAL PROCEEDINGS

There are no legal proceedings pending by or against the Company required to be reported under this Item 3.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

(1)	The Company’s common stock is traded on the NASDAQ Capital Market under the symbol “REFR”. As of March 4, 2026, there were 34,648,221 shares of common stock outstanding.

(2)	The following table sets forth the range of the high and low selling prices (as provided by the National Association of Securities Dealers) of the Company’s common stock for each quarterly period within the past two fiscal years:

Quarter Ended	Low	High

March 31, 2024	$0.93	$1.57
June 30, 2024	$1.16	$2.41
September 30, 2024	$1.79	$2.39
December 31, 2024	$1.53	$2.31

March 31, 2025	$1.10	$1.86
June 30, 2025	$0.93	$2.09
September 30, 2025	$1.21	$1.97
December 31, 2025	$1.26	$2.70

These quotations may reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

(b) Approximate Number of Security Holders

As of March 4, 2026, there were approximately 259 holders of record of the Company’s common stock and the closing price of our common stock was $1.01 per share. The Company estimates that there are approximately 5,000 beneficial holders of the Company’s common stock.

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

The Company has entered into license agreements covering products using the Company’s SPD technology. When royalties from the sales of licensed products by a licensee exceed its contractual minimum annual royalties, the excess amount is recognized by the Company as fee income in the period that it was earned. Certain of the fees are accrued by, or paid to, the Company in advance of the period in which they are earned, resulting in deferred revenue. Certain license agreements contain minimum annual royalty provisions and prepaid royalty structures. In periods where sales volumes increase rapidly or supply transitions occur, royalty income attributable to such sales may be absorbed by previously paid minimum royalties and not recognized until thresholds are exceeded. As a result, our reported revenues in a particular period may not directly correspond to underlying product sales volumes, which could increase volatility in our reported results.

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

Year ended December 31, 2025 Compared to the Year ended December 31, 2024

The Company’s fee income from licensing activities for the year ended December 31, 2025 was $1,121,248 compared to $1,335,531 for the year ended December 31, 2024. This decrease in fee income in 2025 by $214,283, a decrease of 16%, was primarily the result of lower royalties from the automotive and aircraft markets. The Company expects revenue in all market segments to increase as new car models and other products using the Company’s SPD-SmartGlass technology are introduced into the market.

Automotive royalty income during 2025 was negatively impacted by the bankruptcy and replacement of a European licensee supplying Ferrari. While underlying Ferrari vehicle sales were strong in 2025, royalty income recognition was reduced due to (i) the cessation of operations by the former licensee and (ii) the application of minimum annual royalty credits under the replacement licensee agreement. Beginning in the third and fourth quarters of 2025, these minimum thresholds were exceeded, allowing additional Ferrari-related royalty income to be recognized.

Operating expenses increased by $437,287 for the year ended December 31, 2025 to $2,644,684 from $2,207,397 for the year ended December 31, 2024. The increase is the result of higher credit loss expense ($129,000), higher directors fees and expenses ($162,000, consisting of non-cash costs of stock options granted to directors), higher marketing and investor relations costs ($68,000) as well as higher film purchase costs ($40,000) and higher professional fees ($37,000). Operating expenses for the years ended December 31, 2025 and 2024 include $354,000 and $84,000, respectively, of non-cash charges for stock options granted to employees, directors and consultants.

Research and development expenditures increased by $38,725 for the year ended December 31, 2025 to $608,732 from $570,007 for the year ended December 31, 2024. This increase was the result of higher occupancy costs ($47,000) as well as higher employee compensation costs ($12,000) partially offset by lower insurance costs ($25,000). Research and development costs include non-cash charges for stock options granted to employees of $21,000 and $5,000 in 2025 and 2024, respectively.

The Company’s net investment income for the year ended December 31, 2025 was $39,227 as compared to net investment income of $95,339 for the year ended December 31, 2024. This difference was primarily due to lower cash balances available for investment.

The Company recorded $47,357 and $35,152 of other income during the years ended December 31, 2025 and 2024, respectively, relating to an Employee Retention Credit, a refundable payroll tax credit available under the Coronavirus Aid, Relief, and Economic Security Act (“Cares Act”) that was designed to keep employees on the payroll during the COVID-19 pandemic.

No income tax benefit or expense was recorded for the years ended December 31, 2025 and 2024.

As a consequence of the factors discussed above, the Company’s net loss was $2,045,584 ($0.06 per common share) for the year ended December 31, 2025, as compared to the net loss of $1,311,382 ($0.04 per common share) for the year ended December 31, 2024.

Financial Condition, Liquidity and Capital Resources

On February 18, 2026, the Company entered into subscription agreements from a group of private accredited investors, which included family members of a director of the Company, as well as the owner of a licensee of the Company licensed to produce SPD-SmartGlass products including for the retrofit architectural glass market.

The investors purchased 1.1 million shares of common stock of the Company at a price of $1.00 per share (which represents the closing market price of the Company’s common stock on February 13, 2026 which was the date that the transaction was agreed to). The Company received $1.1 million in proceeds from the sale of common stock to the investors. For each share received, the investor also received one warrant (expiring on February 28, 2031) to purchase one share of common stock at an exercise price of $1.10 for warrant exercises occurring on or before February 28, 2027, $1.20 for warrant exercises occurring between March 1, 2027 through February 29, 2028, $1.30 for warrant exercises occurring between March 1, 2028 through February 28, 2029, and $1.50 for warrant exercises occurring after February 28, 2029 and prior to the expiration of the warrants.

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

During 2025, the Company’s cash and cash equivalents balance decreased by $1,329,887 principally as a result of cash used for operations of $1,329,161 and for the purchase of property and equipment of $726. At December 31, 2025, the Company had cash and cash equivalents of $0.7 million, working capital of $0.9 million and total shareholders’ equity of $1.0 million. Based on current operations, we expect to have sufficient working capital for a period of at least 12 months from the date of this filing.

The Company expects to use its cash to fund its research and development of SPD light valves, its expanded marketing initiatives, and for other working capital purposes. The Company believes that its current cash and cash equivalents would fund its operations for more than the foreseeable future. There can be no assurances that expenditures will not exceed the anticipated amounts or that additional financing, if required, will be available when needed or, if available, that its terms will be favorable or acceptable to the Company. The eventual success of the Company and generation of positive cash flow will be dependent upon the extent of commercialization of products using the Company’s technology by the Company’s licensees and payments of continuing royalties on account thereof.

During 2024, the Company’s cash and cash equivalents balance decreased by $481,772 principally as a result of cash used for operations of $788,819 and for the purchase of property and equipment of $1,623, partially offset by cash generated from the issuance of capital stock and warrants of $300,000 as well as cash generated from the exercise of options of $8,670. At December 31, 2024, the Company had cash and cash equivalents of $2.0 million, working capital of $2.5 million and total shareholders’ equity of $2.6 million. Based on current operations, we expect to have sufficient working capital for more than the foreseeable future.

Inflation

The Company does not believe that inflation has a significant impact on its business.

Contractual Obligations

The Company has an operating lease for its facility with a remaining lease term of 6.0 years, including renewal options as of December 31, 2025. The maturities over time of the operating lease obligations as of December 31, 2025 were as follows:

December 31, 2025
Year 1	$223,000
Years 2-3	464,000
Years 4-5	496,000
Thereafter	259,000
Total lease payments	$1,442,000

See Note 9 to our Consolidated Financial Statements for further discussion of the Company’s lease obligations.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and acting interim Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, the Company’s Chief Executive Officer and acting interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s periodic SEC filings. Our Chief Executive Officer and acting interim Chief Financial Officer has concluded that as of December 31, 2025 our disclosure controls and procedures are designed, and are effective, to ensure that information required to be disclosed by our Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the commission’s rules and forms, and are also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and acting interim Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of our management, including our Chief Executive Officer and acting interim Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013), or the COSO Framework. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our Chief Executive Officer and Acting Interim Chief Financial Officer concluded that, as of such date, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting because such attestation report is not required by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting

There were no changes to controls during the three months ended December 31, 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer, Chief Operating Officer, Treasurer and Chief Financial Officer, Vice Presidents and other employees of the Company with important roles in the financial reporting process. This Code of Ethics was adopted by the entire Board of Directors of the Company, including all of its Audit Committee members, in March 2004 in accordance with the requirements of the Sarbanes Oxley Act. The Code of Ethics is available on the Company’s website at www.SmartGlass.com and was also filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding any amendment to, or waiver from, a provision of this Code of Ethics by posting such information on the website specified above.

The other information required by this Item 10 is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Commission on or before April 30, 2026.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Commission on or before April 30, 2026. Notwithstanding anything to the contrary set forth herein or in any of the Company’s past or future filings with the SEC that might incorporate by reference the Company’s definitive Proxy Statement, in whole or in part, the report of the compensation committee and the stock price performance graph contained in such definitive Proxy Statement shall not be incorporated by reference into this Annual Report on Form 10-K or in any other such filings.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Commission on or before April 30, 2026.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Commission on or before April 30, 2026.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is CohnReznick LLP, Melville, NY, Auditor Firm ID No: 596. The information required by this Item 14 is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Commission on or before April 30, 2026.

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

Dated: March 5, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Position	Date

/s/ Darryl Daigle	Director	March 5, 2026
Darryl Daigle

/s/ Joseph M. Harary	Director, President, CEO and Acting Interim CFO	March 5, 2026
Joseph M. Harary

/s/ Alexander Kaganowicz	Director	March 5, 2026
Alexander Kaganowicz

/s/ Eyal Peso	Director	March 5, 2026
Eyal Peso

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Research Frontiers Incorporated

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Research Frontiers Incorporated and subsidiary (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Melville, New York

March 5, 2026

RESEARCH FRONTIERS INCORPORATED

Consolidated Balance Sheets

December 31, 2025 and 2024

Assets	December 31, 2025	December 31, 2024

Current assets:
Cash and cash equivalents	$664,299	$1,994,186
Royalties receivable, net of reserves of $1,384,850 and $1,253,450 in 2025 and 2024, respectively	408,666	658,213
Prepaid expenses and other current assets	70,969	93,490
Total current assets	1,143,934	2,745,889

Fixed assets, net	3,393	15,052
Operating lease ROU assets	1,048,352	1,222,640
Deposits and other assets	56,066	56,066
Total assets	$2,251,745	$4,039,647

Liabilities and Shareholders’ Equity

Current liabilities:
Current portion of operating lease liability	$146,043	$129,875
Accounts payable	132,666	85,825
Accrued expenses	19,168	53,327
Total current liabilities	297,877	269,027

Operating lease liability, net of current portion	1,020,242	1,166,285
Total liabilities	1,318,119	1,435,312

Shareholders’ equity:
Common stock, par value $0.0001 per share; authorized 100,000,000 shares, issued and outstanding 33,648,221 in 2025 and 2024, respectively	3,365	3,365
Additional paid-in capital	128,552,068	128,177,193
Accumulated deficit	(127,621,807)	(125,576,223)
Total shareholders’ equity	933,626	2,604,335

Total liabilities and shareholders’ equity	$2,251,745	$4,039,647

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Consolidated Statements of Operations

Years ended December 31, 2025 and 2024

	2025	2024

Fee income	$1,121,248	$1,335,531

Operating expenses	2,644,684	2,207,397
Research and development	608,732	570,007
Total expenses	3,253,416	2,777,404

Operating loss	(2,132,168)	(1,441,873)

Net investment income	39,227	95,339
Other income	47,357	35,152

Net loss	$(2,045,584)	$(1,311,382)

Basic and diluted net loss
per common share	$(0.06)	$(0.04)

Weighted average number of
common shares outstanding	33,648,221	33,520,904

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Consolidated Statements of Shareholders’ Equity

Years ended December 31, 2025 and 2024

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2023	33,509,287	$3,351	$127,779,221	$(124,264,841)	$3,517,731
Exercise of options	8,500	1	8,669	-	8,670
Share-based compensation	-	-	89,316	-	89,316
Issuance of common stock and warrants	130,434	13	299,987	-	300,000
Net loss	-	-	-	(1,311,382)	(1,311,382)
Balance, December 31, 2024	33,648,221	3,365	128,177,193	(125,576,223)	2,604,335
Share-based compensation	-	-	374,875	-	374,875
Net loss	-	-	-	(2,045,584)	(2,045,584)
Balance, December 31, 2025	33,648,221	$3,365	$128,552,068	$(127,621,807)	$933,626

See accompanying notes to consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Consolidated Statements of Cash Flows

Years ended December 31, 2025 and 2024

	2025	2024
Cash flows from operating activities:
Net loss	$(2,045,584)	$(1,311,382)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,386	26,169
Share-based compensation	374,875	89,316
Credit loss expense	154,253	25,001
ROU asset amortization	174,288	237,394
Change in assets and liabilities:
Royalty receivables	95,294	320,190
Prepaid expenses and other assets	22,521	3,294
Accounts payable and accrued expenses	12,681	74,080
Operating lease liability	(129,875)	(252,881)
Net cash used in operating activities	(1,329,161)	(788,819)

Cash flows from investing activities:
Purchases of fixed assets	(726)	(1,623)
Net cash used in investing activities	(726)	(1,623)

Cash flows from financing activities:
Net proceeds from exercise of options	-	8,670
Proceeds from issuance of common stock and warrants	-	300,000
Net cash provided by financing activities	-	308,670

Net decrease in cash and cash equivalents	(1,329,887)	(481,772)

Cash and cash equivalents, at beginning of year	1,994,186	2,475,958
Cash and cash equivalents, at end of year	$664,299	$1,994,186

Supplemental disclosure of noncash items:
Operating lease assets obtained for operating lease liabilities	$-	$1,281,319

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

The Company has primarily utilized its cash, cash equivalents, and investments generated from sales of our common stock, proceeds from the exercise of stock options and warrants, and royalty fees collected to fund its research and development of SPD light valves, for marketing initiatives, and for other working capital purposes. The Company’s working capital and capital requirements depend upon numerous factors, including the results of research and development activities, competitive and technological developments, the timing and cost of patent filings, and the development of new licensees and changes in the Company’s relationships with its existing licensees. The degree of dependence of the Company’s working capital requirements on each of the foregoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements; the addition of new licensees may provide additional working capital or working capital requirements, and changes in relationships with existing licensees would have a favorable or negative impact depending upon the nature of such changes. We have incurred recurring losses since inception and expect to continue to incur losses as a result of costs and expenses related to our research and continued development of our SPD technology and our corporate general and administrative expenses. Our limited capital resources and operations to date have been substantially funded through sales of our common stock, exercise of stock options and warrants and royalty fees collected. As of December 31, 2025, we had working capital of approximately $0.8 million, cash and cash equivalents of approximately $0.7 million, shareholders’ equity of approximately $0.9 million and an accumulated deficit of approximately $127.6 million. Based on current operations, we expect to have sufficient working capital for at least 12 months from the issuance of these financial statements.

On February 18, 2026, the Company entered into subscription agreements from a group of private accredited investors, which included family members of a director of the Company, as well as the owner of a licensee of the Company licensed to produce SPD-SmartGlass products including for the retrofit architectural glass market.

The investors purchased 1.1 million shares of common stock of the Company at a price of $1.00 per share (which represents the closing market price of the Company’s common stock on February 13, 2026 which was the date that the transaction was agreed to). The Company received $1.1 million in proceeds from the sale of common stock to the investors. For each share received, the investor also received one warrant (expiring on February 28, 2031) to purchase one share of common stock at an exercise price of $1.10 for warrant exercises occurring on or before February 28, 2027, $1.20 for warrant exercises occurring between March 1, 2027 through February 29, 2028, $1.30 for warrant exercises occurring between March 1, 2028 through February 28, 2029, and $1.50 for warrant exercises occurring after February 28, 2029 and prior to the expiration of the warrants.

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

(2) Summary of Significant Accounting Policies

(a) Cash and Cash Equivalents

The Company considers securities purchased with original maturities of three months or less to be cash equivalents. Cash equivalents consist of short-term investments in money market accounts at December 31, 2025 and 2024.

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits and at times consist of federally uninsured money market funds. We have never experienced any losses related to these balances. FDIC insurance coverage is $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits. Amounts on deposit in excess of federally insured limits at December 31, 2024 are approximately $0.6 million. At December 31, 2025 no amounts exceed the FDIC insurance limits although the Company had $0.5 million in money market accounts that are not federally insured.

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

(c) Royalties Receivable

Royalties receivable from licensees are recorded at the amounts specified within the license agreements when the collectability of the receivable is reasonably assured. The allowance for credit losses is the Company’s best estimate of the amount of probable credit losses in the Company’s existing royalties receivable. The Company determines the allowance based on historical write-off experience as well as the current status of the Company’s customers. The Company reviews its allowance for credit losses periodically. Past due accounts are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2025, two companies accounted for 70% and 16% of the Company’s outstanding royalties receivables, net. As of December 31, 2024, two companies accounted for 63% and 23% of the Company’s outstanding royalties receivables, net.

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

The Company has entered into a number of license agreements covering its light control technology. The Company received minimum annual royalties under certain license agreements and recorded fee income based on ASC 606 revenue recognition each quarter. In instances when sales of licensed products by its licensees exceed minimum annual royalties, the Company recognized additional fee income as the amounts have been earned. Certain of the fees are accrued by, or paid to, the Company in advance of the period in which they are earned, resulting in deferred revenue. Such excess amounts are recorded as deferred revenue and are typically recognized as fee income when earned. As of December 31, 2025 and 2024, there was no balance in deferred revenue. As of December 31, 2024, the Company $42,853, respectively, in unbilled revenue included in royalty receivables. At December 31, 2025, the Company had no unbilled revenue.

Fee income represents amounts earned by the Company under various license and other agreements relating to technology developed by the Company. During 2025, five licensees accounted for 21%, 20%, 20%, 19% and 13% of fee income recognized during the year. During 2024, four licensees accounted for 34%, 28%, 11% and 11% of fee income recognized during the year.

(f) Basic and Diluted Loss Per Common Share

Basic loss per share excludes any dilution. It is based upon the weighted average number of common shares outstanding during the period. Dilutive loss per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company’s dilutive loss per share equals basic loss per share for years ended December 31, 2025 and 2024, because all potentially dilutive securities (i.e., options and warrants) were antidilutive in those periods. The number of options and warrants that were not included because their effect is antidilutive was 3,105,934 and 2,773,422 for 2025 and 2024, respectively.

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

(j) Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled.

In accordance with ASC Topic 740, we recognize tax benefits only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in tax returns that do not meet these recognition and measurement standards. We classify accrued interest and penalties related to any unrecognized tax benefits in our income tax provision. At December 31, 2025 and 2024, we do not have accrued interest and penalties related to any unrecognized tax benefits. We do not believe we have any uncertain tax positions as of December 31, 2025 and 2024.

The tax years subject to examination by major tax jurisdictions include the years 2022 and forward by the U.S. Internal Revenue Service and certain states. The Company is not currently being audited by any tax jurisdiction.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA includes provisions that restore 100% bonus depreciation and immediate deductibility of domestic research and development expenditures as well as the immediate deduction of research and development costs that were deferred in 2022, 2023 and 2024. The Company adjusted its net deferred tax asset in 2025 to reflect these provisions.

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

In connection with employee, director and consultant stock options, the Company charged to compensation expense $374,875 and $89,316 during the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, these awards were fully vested.

(l) Impairment of Long-Lived Assets

The Company reviews long-lived assets to determine whether an event or change in circumstances indicates the carrying value of the asset may not be recoverable. The Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets and any historical or future profitability measurements, as well as other external market conditions or factors that may be present. There was no impairment of long-lived assets recorded during 2025 and 2024.

(m) Fair Value Measurements

As of December 31, 2025 and 2024, the fair value of the Company’s financial assets and liabilities including cash and cash equivalents, royalties receivable, accounts payable approximated carrying value due to the short-term maturity of these instruments.

(n) Recent Accounting Pronouncements

New Accounting Standards

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes – Improvements to Income Tax Disclosures”. The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. We adopted this ASU on a prospective basis effective January 1, 2025. Refer to Note 6 for the inclusion of the new required disclosures.

In 2024, the Company adopted the provisions of ASU 2023-07, “Segment Reporting”. The standard requires public companies to provide enhanced disclosures regarding operating segments (Note 3).

(3) Segment Information

The Company operates as a single operating segment which is engaged in the development and marketing of technology and devices to control the flow of light (as described in Note 1). The Company develops and licenses our patented suspended particle device (“SPD-Smart”) light-control technology to other companies that manufacture and/or market the: (i) SPD-Smart chemical emulsion, (ii) light-control film made from the chemical emulsion, (iii) the light-control panels made by laminating the film, (iv) electronics to power end-products incorporating the film, or (v) lamination services for, and the end-products themselves such as “smart” windows, skylights and sunroofs. The Company currently has numerous licensees that, in the aggregate, are licensed to primarily serve five major SPD-Smart application areas (aerospace, architectural, automotive, marine and display products) in every country of the world. The Company derives revenue from licensees in North America, Europe and Asia. The Company’s Chief Operating Decision Maker (CODM) reviews revenue and consolidated net operating loss as a total and not by industry of licensees and the royalty rates that we charge our licensees are consistent when measuring the Company’s profitability and allocating resources across geographical location and by industry. The Company does not have intra-entity sales or transfers. The Company’s long-lived assets consist of property and equipment and operating lease right-of-use assets, all of which are located in the United States. In 2025 and 2024, approximately 80% and 70%, respectively, of the Company’s revenue was generated from sources outside of the United States.

The accounting policies of the Company’s single operating segment are the same as those described in Note 2.

The CODM is the Company’s Chief Executive Officer and acting Chief Financial Officer. The CODM assesses performance for the single operating segment and decides how to allocate resources based on consolidated net operating loss that is also reported on the Company’s consolidated statements of operations.

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

The following table illustrates the information about the Company’s single reportable segment, which the Company’s CODM regularly evaluates in addition to the information already presented on the Company’s statements of operations and identifies expense items exceeding the Company’s significant expense thresholds described above:

	Year ended December 31,
	2025	2024

Revenue	$1,121,248	$1,335,531

Operating Expenses:
Employee compensation	1,118,934	1,056,190
Professional fees	269,789	232,439
Directors fees and expenses	338,272	176,340
Marketing and investor relations	235,195	167,639
Insurance**	164,023	191,852
Occupancy costs	82,121	67,366
Credit loss expense	154,253	25,001
Film purchase	39,975	-
Patent costs	73,132	83,771
Stock listing fees	70,000	65,500
Legal fees	18,460	46,324
Depreciation and amortization	11,478	14,978
Other operating expenses*	69,052	79,997
	2,644,684	2,207,397

Research and Development Expenses
Employee compensation	165,943	154,282
Insurance**	162,436	187,245
Occupancy costs	249,087	202,098
Depreciation and amortization	908	11,191
Other research and development costs*	30,358	15,191
	608,732	570,007

Net Operating Loss	$2,132,168	$1,441,873

*	Other operating expenses and other research and development expenses consist principally of miscellaneous expenses, each of which is under the Company’s threshold to be separately presented as a significant expense.

**	Insurance includes all coverage including property, liability, directors and officers and employee medical.

(4) Fixed Assets

Fixed assets and their estimated useful lives as of December 31, 2025 and 2024 are as follows:

	2025	2024	Estimated useful life

Equipment and furniture	$1,396,273	$1,395,546	5 years
Trade show materials	775,654	775,654	5 years
Autos	53,764	53,764	5 years

Leasehold improvements	584,967	584,967	Life of lease or estimated life of asset if shorter
	2,810,658	2,809,931

Less accumulated depreciation
and amortization	(2,807,265)	(2,794,879)
	$3,393	$15,052

(5) Accrued Expenses and Other

Accrued expenses consist of the following at December 31, 2025 and 2024:

	2025	2024
Payroll, bonuses and related benefits	$14,008	$48,167
Professional services	4,800	4,800
Other	360	360
	$19,168	$53,327

(6) Income Taxes

Since inception, the Company has incurred losses from operations and as a result has not recorded income tax expense. Benefits related to net operating loss carryforwards and deferred items have been fully reserved because it is not more likely than not that the Company will achieve profitable operations. The difference between the total income taxes at the federal statutory rate for each of the years ended December 31, 2025 and 2024 and the fact that no income tax benefit was recorded in each of these years is attributable to the change in the valuation allowance recorded in each year.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2025 and 2024 are presented below:

	2025	2024
Deferred tax assets:
Depreciation	$115,000	$112,000
Allowance for credit losses	291,000	263,000
Net operating loss carry-forwards	12,060,000	12,274,000
Stock option expense	298,000	232,000
Research and other credits	788,000	822,000
Lease liability	245,000	272,000
Amortization	-	257,000
Other	5,000	6,000
Total gross deferred tax assets	13,802,000	14,238,000

Deferred tax liabilities:
Lease liability	220,000	257,000
Total gross deferred tax liabilities	220,000	257,000

Valuation allowance	(13,582,000)	(13,981,000)
Net deferred tax	$-	$-

Upon adoption of ASU 2023-09, Improvements in Income Tax Disclosures, as described in Note 2, the reconciliation of income taxes at the federal statutory rate to our provision for (benefit from) income taxes for the year ended December 31, 2025 was as follows:

	2025
	Amount	Percent of Net Loss

Income tax provision at federal statutory rate	$(430,000)	(21.0)%
Valuation allowance	430,000	21.0%
	$-	-

The reconciliation of income taxes at the federal statutory rate to our provision for (benefit from) income taxes for the year ended December 31, 2024, in accordance with the guidance prior to the adoption of ASU 2023-09 was as follows:

2024

Income tax provision at federal statutory rate	$(275,000)
Expired carryforwards and other	975,000
Change in valuation allowance	(700,000)
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

At December 31, 2025, the Company had net operating loss carryforwards for federal income tax purposes of approximately $56,479,000. Net operating loss carryforwards accumulated through December 31, 2017 of approximately $41,115,000 will expire in varying amounts from 2026 through 2037. Net operating losses generated since 2018, totaling approximately $15,364,000, will carry forward indefinitely, but cannot offset more than 80% of taxable income. Research and other credit carryforwards of approximately $788,000 are available to the Company to reduce income taxes payable in future years principally through 2043. The Company’s ability to utilize its net operating loss carryforwards and its current year tax credits in future periods could be subject to the 382 limitation. The Company will need to complete an analysis to determine whether its net operating losses are subject to the 382 limitation. At December 31, 2025, the Company had net operating loss carryforwards for state income tax purposes of approximately $2,693,000. State net operating loss carryforwards subject to expiration are $2,515,000 and $178,000 do not expire.

No cash was paid, in federal, state or foreign jurisdictions, for income taxes for the years ended December 31, 2025 and 2024.

(7) Shareholders’ Equity

(a) Common Stock and Warrants

On September 16, 2022, the Company entered into subscription agreements from a group of private accredited investors to sell them 2.0 million shares of common stock of the Company at a price of $2.30 per share (which represents the closing market price of the Company’s common stock on September 14, 2022 which was the date that the transaction was agreed to). As of December 31, 2022, the Company received $3,450,000 under these subscription agreements and issued 1,500,000 common shares and issued 1,500,000 warrants. During 2024, the Company received $300,000 and issued 130,434 shares and 130,434 warrants in connection with a remaining outstanding commitment under these subscription agreements. In February 2026, the Company received an additional $275,000 under this outstanding commitment and issued 119,565 shares and 119,565 warrants. The Company has an outstanding commitment from a potential investor for the remaining $575,000 under these subscription agreements. The Company did not sell any equity securities during the years ended December 31, 2025 and 2024.

On February 18, 2026, the Company entered into subscription agreements from a group of private accredited investors, which included family members of a director of the Company, as well as the owner of a licensee of the Company licensed to produce SPD-SmartGlass products including for the retrofit architectural glass market.

The investors purchased 1.1 million shares of common stock of the Company at a price of $1.00 per share (which represents the closing market price of the Company’s common stock on February 13, 2026 which was the date that the transaction was agreed to). The Company received $1.1 million in proceeds from the sale of common stock to the investors. For each share received, the investor also received one warrant (expiring on February 28, 2031) to purchase one share of common stock at an exercise price of $1.10 for warrant exercises occurring on or before February 28, 2027, $1.20 for warrant exercises occurring between March 1, 2027 through February 29, 2028, $1.30 for warrant exercises occurring between March 1, 2028 through February 28, 2029, and $1.50 for warrant exercises occurring after February 28, 2029 and prior to the expiration of the warrants.

The shares were issued to the investors in a private placement and, along with the shares issued in connection with the exercise of any warrants in the future, are not registered and therefore currently subject to at least a six-month holding period by the investor.

(b) Options and Warrants

(i) Employee Options

In 2019, the shareholders approved the Company’s 2019 Equity Incentive Plan, which provides for the granting of both incentive stock options at the fair market value at the date of grant and nonqualified stock options at the fair market value at the date of grant to employees or non-employees who, in the determination of the Board of Directors, have made or may make significant contributions to the Company in the future. The Company may also award stock appreciation rights, restricted stock, or restricted stock units under this plan. The Company initially reserved 1,400,000 shares of its common stock for issuance under this plan, and at its annual shareholders’ meeting in June 2025, increased the number of shares reserved by 1,675,000 to an aggregate of 3,075,000 shares. As of December 31, 2025 approximately 1,293,000 shares remain available to grant under this Plan.

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

The Company granted 382,001 fully vested stock options during 2025 and recorded share-based compensation to employees, directors and consultants of $374,875.

The Company valued these grants using the Black-Scholes option pricing model with the following weighted average assumptions:

	2025	2024

Fair value on grant date	$0.98	$1.06
Expected dividend yield	-	-
Expected volatility	75%	73%
Risk free interest rate	3.82%	4.38%
Expected term of the option	5 years	5 years

Activity for stock options is summarized below:

	Number of Shares	Weighted Average	Weighted Average Remaining
	Subject to Option	Exercise Price	Contractual Term (Years)	Aggregate Intrinsic Value

Balance at January 1, 2024	1,215,372	$2.48	6.7	$-

Granted	84,499	1.68
Cancelled	(148,383)	4.77
Exercised	(8,500)	1.02
Balance at December 31, 2024	1,142,988	$2.07	6.8	$171,990

Granted	382,001	1.46
Cancelled	(49,489)	5.26
Exercised	-
Balance at December 31, 2025	1,475,500	$1.85	7.0	$70,455

All options are exercisable at December 31, 2025.

(ii) Warrants and Non-Employee Options

Activity in warrants is summarized below:

	Number of Shares Underlying	Weighted Average
	Warrants Granted	Exercise Price

Balance at January 1, 2024	2,079,143	$3.20

Exercised	-
Terminated	(579,143)	4.33
Issued	130,434	2.76
Balance at December 31, 2024	1,630,434	2.76

Exercised	-
Terminated	-
Issued	-
Balance at December 31, 2025	1,630,434	$2.76

There are 1,630,343 warrants issued and outstanding as of December 31, 2025.

Warrants generally expire in five years from the date of issuance. At December 31, 2025, all warrants and non-employee options outstanding were exercisable.

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

(9) Commitments

The Company has an employment agreement with its chief executive officer which provides for an annual base salary of $625,000 for calendar year 2026. This employment agreement has an evergreen provision that extends the term by one year on the expiration date unless either the Company or the employee has given notice that they will not be renewing the agreement upon the expiration of its term. The agreement also calls for bonus payments in the event of achievement of revenue milestones.

The Company has a defined contribution profit sharing (401k) plan covering employees who have completed one year of service. Contributions are made at the discretion of the Company. The Company did not make any contributions to this plan for 2025 or 2024.

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

The Company has an operating lease for its facility, with a remaining lease term of 6.0 years (including renewal options) as of December 31, 2025. The initial term of the lease expires on December 31, 2027 with renewal options that potentially extend expiration through December 31, 2031. Operating leases are included in Operating lease ROU assets, other current liabilities and long-term lease liabilities on the consolidated balance sheets. Operating lease ROU assets and operating lease liabilities are recognized at each lease’s commencement date based on the present value of its lease payments over its respective lease term. The Company does not have an established incremental borrowing rate as it does not have any debt. The Company uses the stated borrowing rate for a lease when readily determinable. When the interest rate implicit in its lease agreements is not readily determinable, the Company uses an interest rate based on the marketplace for public debt. The incremental borrowing rate associated with the operating lease as of December 31, 2025 and 2024 is 7.0%. Cash rent paid for the years ended December 31, 2025 and 2024 was $268,000 and $213,000, respectively.

Maturities of operating lease liabilities as of December 31, 2025 were as follows:

December 31, 2025
Year 1	$223,000
Years 2-3	464,000
Years 4-5	496,000
Thereafter	259,000
Total lease payments	1,442,000
Less: Imputed lease interest	(275,715)
Present value of lease liabilities	1,166,285
Less: Current portion of operating lease liability	(146,043)
Operating lease liability, net of current portion	$1,020,242

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

(11) Related Party

Effective June 4, 2023, the Chairman and CEO of Gauzy, Ltd. one of the Company’s licensees, joined the Board of the Company. Gauzy’s license agreement has been in effect since September 17, 2017 and provides for minimum annual royalties and earned royalties relating to sales of SPD-SmartGlass architectural window products. Because the Company collects a 10-15% royalty from the higher-priced end product sales by Gauzy’s customers purchasing their SPD-Smart light control film, under its license agreement with Gauzy, the Company does not collect a royalty on sales by Gauzy of SPD-Smart light control film to these licensee customers. In addition, the Company’s licensee Vision Systems, Inc. is a 100% owned subsidiary of Gauzy, Ltd. For years ended December 31, 2025 and 2024, fee income related to Gauzy and Vision Systems represented 15% and 13%, respectively, of the Company’s total fee income. In addition, as of December 31, 2025 and 2024, the Company’s accounts receivable from Gauzy and Vision Systems represented 79% and 25%, respectively, of the Company’s total net royalties receivables. In addition, the Company utilized Gauzy to manufacture SPD’s on occasion with total purchases from Gauzy in 2025 of $39,975, which is included with accounts payable at December 31, 2025. There were no purchases from Gauzy in 2024.

On March 14, 2019, the Company suspended its VariGuard SmartGlass business unit activities. Instead, the Company licensed a new entity to pursue the business opportunities previously pursued by the Company’s VariGuard SmartGlass business unit. This new licensee continues to use the VariGuard SmartGlass name. In addition to other employees at VariGuard SmartGlass Inc., two of the Company’s former officers (Michael R. LaPointe and Seth L. Van Voorhees) are shareholders of VariGuard SmartGlass Inc. and, as consequence, this transaction is a related party relationship which has been reviewed and approved by the Company’s Board of Directors pursuant to the requirements of Delaware corporate law and the Company’s Code of Ethics. In October 2021, the Company entered into an amendment to the license agreement with VariGuard modifying its scope and terms. As of December 31, 2025, VariGuard is no longer a related party to the Company.

(12) Other Income

During the years ended December 31, 2025 and 2024, the Company received $47,357 and $35,152 in Employee Retention Credits, a refundable tax credit available under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) that was designed to keep employees on the payroll during the COVID-19 pandemic.

