Form 10-K/A
period 2025-12-31
RESEARCH FRONTIERS INC
filed 2026-03-19
CIK 793524

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

On March 19, 2026, the registrant had 34,748,221 shares of Common Stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) is being filed by Research Frontiers Incorporated (the “Company”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2025, originally filed with the Securities and Exchange Commission (“SEC”) on March 5, 2025 (the “Original Filing”).

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

Dated: March 19, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Position	Date
/s/ Darryl Daigle	Director	March 19, 2026
Darryl Daigle

/s/ Joseph M. Harary	Director, President, CEO and Acting Interim CFO	March 19, 2026
Joseph M. Harary

/s/ Alexander Kaganowicz	Director	March 19, 2026
Alexander Kaganowicz

/s/ Eyal Peso	Director	March 19, 2026
Eyal Peso