Form 10-Q
period 2026-03-31
RESEARCH FRONTIERS INC
filed 2026-05-08
CIK 793524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarter ended March 31, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 7, 2026, there were outstanding 34,867,786 shares of Common Stock, par value $0.0001 per share.

RESEARCH FRONTIERS INCORPORATED

Condensed Consolidated Balance Sheets

	March 31, 2026	December 31, 2025
	(Unaudited)	(See Note 1)
Assets
Current assets:
Cash and cash equivalents	$1,279,301	$664,299
Royalties receivable, net of reserves of $1,354,850 in 2026 and $1,354,850 in 2025, respectively	544,985	408,666
Prepaid expenses and other current assets	192,457	70,969
Total current assets	2,016,743	1,143,934

Fixed assets, net	3,147	3,393
Operating lease ROU assets	1,004,671	1,048,352
Deposits and other assets	56,066	56,066
Total assets	$3,080,627	$2,251,745

Liabilities and Shareholders’ Equity

Current liabilities:
Current portion of operating lease liability	$149,471	$146,043
Accounts payable	101,112	132,666
Accrued expenses	65,524	19,168
Total current liabilities	316,107	297,877

Operating lease liability, net of current portion	981,259	1,020,242
Total liabilities	1,297,366	1,318,119

Shareholders’ equity:
Common stock, par value $0.0001 per share; authorized 100,000,000 shares, issued and outstanding 34,867,786 in 2026 and 33,648,221 in 2025	3,487	3,365
Additional paid-in capital	129,926,946	128,552,068
Accumulated deficit	(128,147,172)	(127,621,807)
Total shareholders’ equity	1,783,261	933,626

Total liabilities and shareholders’ equity	$3,080,627	$2,251,745

See accompanying notes to condensed consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
	2026	2025

Fee income	$136,319	$559,776

Operating expenses	521,382	636,476
Research and development	145,350	162,877
Total expenses	666,732	799,353

Operating loss	(530,413)	(239,577)

Net interest income	5,048	14,533
Other income	-	47,357

Net loss	$(525,365)	$(177,687)

Basic and diluted net loss per common share	$(0.02)	$(0.01)

Weighted average number of common shares outstanding	34,159,694	33,648,221

See accompanying notes to condensed consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

For the three months ended March 31, 2026 and 2025

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total

Balance, January 1, 2025	33,648,221	$3,365	$128,177,193	$(125,576,223)	$2,604,335
Net loss	-	-	-	(177,687)	(177,687)
Balance, March 31, 2025	33,648,221	$3,365	$128,177,193	$(125,753,910)	$2,426,648

Balance, January 1, 2026	33,648,221	$3,365	$128,552,068	$(127,621,807)	$933,626
Issuance of common stock and warrants	1,219,565	122	1,374,878	-	1,375,000
Net loss	-	-	-	(525,365)	(525,365)
Balance, March 31, 2026	34,867,786	$3,487	$129,926,946	$(128,147,172)	$1,783,261

See accompanying notes to condensed consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(525,365)	$(177,687)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	313	3,080
ROU asset amortization	43,681	43,244
Change in assets and liabilities:
Royalty receivables	(136,319)	(310,846)
Prepaid expenses and other assets	(121,488)	(105,188)
Accounts payable and accrued expenses	14,802	(62,255)
Operating lease liability	(35,555)	(31,619)
Net cash used in operating activities	(759,931)	(641,271)

Cash flows from investing activities:
Purchases of fixed assets	(67)	(110)
Net cash used in investing activities	(67)	(110)

Cash flows from financing activities:
Net proceeds from sale of common stock and warrants	1,375,000	-
Net cash provided by financing activities	1,375,000	-

Net increase (decrease) in cash and cash equivalents	615,002	(641,381)

Cash and cash equivalents at beginning of period	664,299	1,994,186
Cash and cash equivalents at end of period	$1,279,301	$1,352,805

See accompanying notes to condensed consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Notes to Condensed Consolidated Financial Statements

March 31, 2026

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026. The condensed consolidated balance sheet as of December 31, 2025 has been derived from the audited consolidated financial statements as of that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K relating to Research Frontiers Incorporated for the fiscal year ended December 31, 2025.

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

The Company has primarily utilized its cash, cash equivalents, and investments generated from sales of our common stock, proceeds from the exercise of options and warrants, and royalty fees collected to fund its research and development of SPD light valves, for marketing initiatives, and for other working capital purposes. The Company’s working capital and capital requirements depend upon numerous factors, including the results of research and development activities, competitive and technological developments, the timing and cost of patent filings, and the development of new licensees and changes in the Company’s relationships with its existing licensees. The degree of dependence of the Company’s working capital requirements on each of the foregoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements; the addition of new licensees may provide additional working capital or working capital requirements; and changes in relationships with existing licensees would have a favorable or negative impact depending upon the nature of such changes. We have incurred recurring losses since inception and expect to continue to incur losses as a result of costs and expenses related to our research and continued development of our SPD technology and our corporate general and administrative expenses. Our capital requirements and operations to date have been substantially funded through sales of our common stock, exercise of options and warrants and royalty fees collected. As of March 31, 2026, we had working capital of approximately $1.7 million, cash and cash equivalents of approximately $1.3 million, shareholders’ equity of approximately $1.8 million and an accumulated deficit of approximately $128.1 million. Based on current operations, we expect to have sufficient working capital for at least 12 months from the issuance of these financial statements.

On February 18, 2026, the Company entered into subscription agreements from a group of private accredited investors, which included family members of a director of the Company, as well as the owner of a licensee of the Company licensed to produce SPD-SmartGlass products including for the retrofit architectural glass market.

The investors purchased 1.1 million shares of common stock of the Company at a price of $1.00 per share (which represents the closing market price of the Company’s common stock on February 13, 2026 which was the date that the transaction was agreed to). The Company received $1.1 million in proceeds from the sale of common stock to these investors. For each share of common stock received, the investor also received one warrant (expiring on February 28, 2031) to purchase one share of common stock at an exercise price of $1.10 if warrant exercises occur on or before February 28, 2027, $1.20 if warrant exercises occur between March 1, 2027 through February 29, 2028, $1.30 if warrant exercises occur between March 1, 2028 through February 28, 2029, and $1.50 if warrant exercises occur after February 28, 2029 and prior to the expiration of the warrants.

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

Note 3. Segment Information

The Company operates as a single operating segment which is engaged in the development and marketing of technology and devices to control the flow of light (as described in Note 2). The Company develops and licenses our patented suspended particle device (“SPD-Smart”) light-control technology to other companies that manufacture and/or market the: (i) SPD-Smart chemical emulsion, (ii) light-control film made from the chemical emulsion, (iii) the light-control panels made by laminating the film, (iv) electronics to power end-products incorporating the film, or (v) lamination services for and the end-products themselves such as “smart” windows, skylights and sunroofs. The Company currently has numerous licensees that, in the aggregate, are licensed to primarily serve five major SPD-Smart application areas (aerospace, architectural, automotive, marine and display products) in every country of the world. The Company derives revenue from licensees in North America, Europe and Asia. The Company’s Chief Operating Decision Maker (“CODM”) reviews revenue and consolidated net operating loss as a total and not by industry of licensees, and the royalty rates that we charge our licensees are consistent when measuring the Company’s profitability and allocating resources across geographical location and by industry. The Company does not have intra-entity sales or transfers. The Company’s long-lived assets consist of property and equipment and operating lease right-of-use assets (“ROU”), all of which are located in the United States. During the three month periods ended March 31, 2026 and 2025, 100% of the Company’s revenue was generated from sources outside of the United States.

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

The following table illustrates the information about the Company’s single reportable segment, which the Company’s CODM regularly evaluates in addition to the information already presented on the Company’s condensed consolidated statements of operations and identifies expense items exceeding the Company’s significant expense thresholds described above:

	Three months ended March 31,
	2026	2025

Revenue	$136,319	$559,776

Operating Expenses:
Employee compensation	259,154	286,511
Professional fees	106,800	87,900
Directors fees and expenses	-	120,000
Marketing and investor relations	21,256	30,246
Insurance**	36,114	46,189
Occupancy costs	19,666	21,515
Patent costs	32,575	11,804
Stock listing fees	18,125	17,500
Legal fees	19,549	-
Depreciation and amortization	144	2,860
Other operating expenses*	7,999	11,951
	521,382	636,476

Research and Development expenses
Employee compensation	47,421	47,363
Insurance**	35,237	45,210
Occupancy costs	58,996	64,546
Depreciation and amortization	169	220
Other research and development costs*	3,527	5,538
	145,350	162,877

Operating Loss	$(530,413)	$(239,577)

*	Other operating expenses and other research and development expenses consist principally of miscellaneous expenses, each of which is under the Company’s threshold to be separately presented as a significant expense.

**	Insurance includes all coverage including property, liability, directors’ and officers’ and employees’ medical.

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

As of March 31, 2026, the Company had $19,000 in unbilled revenue included in royalty receivables.

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

During the first three months of 2026, three licensees accounted for 10% or more of fee income of the Company; these licensees accounted for approximately 43%, 43% and 10% of fee income recognized during such period. During the first three months of 2025, four licensees accounted for 10% or more of fee income of the Company; these licensees accounted for approximately 40%, 33%, 10% and 10% of fee income recognized during such period.

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

Note 8. Basic and Diluted Loss Per Common Share

Basic net loss per share excludes any dilution. It is based upon the weighted average number of common shares outstanding during the period. Dilutive net loss per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company’s dilutive loss per share equals basic loss per share for the periods ended March 31, 2026 and 2025, respectively, because all common stock equivalents (i.e., options and warrants) were antidilutive in those periods. The number of options and warrants that were not included (because their effect is antidilutive) were 4,325,499 and 2,773,422 for the periods ended March 31, 2026 and 2025, respectively.

Note 9. Equity

On September 16, 2022, the Company entered into subscription agreements from a group of private accredited investors to sell them 2.0 million shares of common stock of the Company at a price of $2.30 per share (which represented the closing market price of the Company’s common stock on September 14, 2022 which was the date that the transaction was agreed to). As of December 31, 2022, the Company received $3,450,000 under these subscription agreements and issued 1,500,000 common shares and issued 1,500,000 warrants. During 2024, the Company received $300,000 and issued 130,434 shares and 130,434 warrants in connection with a remaining outstanding commitment under these subscription agreements. During the three months ended March 31, 2026, the Company received $275,000 and issued 119,565 shares and 119,565 warrants in connection with the remaining outstanding commitment under these subscription agreements. The Company has an outstanding commitment from an investor for the remaining $575,000 under these subscription agreements. The Company did not sell any equity securities during the three months ended March 31, 2025.

On February 18, 2026, the Company entered into subscription agreements from a group of private accredited investors, which included family members of a director of the Company, as well as the owner of a licensee of the Company licensed to produce SPD-SmartGlass products including for the retrofit architectural glass market.

The investors purchased 1.1 million shares of common stock of the Company at a price of $1.00 per share (which represents the closing market price of the Company’s common stock on February 13, 2026 which was the date that the transaction was agreed to). The Company received $1.1 million in proceeds from the sale of common stock to these investors. For each share of common stock received, the investor also received one warrant (expiring on February 28, 2031) to purchase one share of common stock at an exercise price of $1.10 if warrant exercises occur on or before February 28, 2027, $1.20 if warrant exercises occur between March 1, 2027 through February 29, 2028, $1.30 if warrant exercises occur between March 1, 2028 through February 28, 2029, and $1.50 if warrant exercises occur after February 28, 2029 and prior to the expiration of the warrants.

The shares were issued to the investors in a private placement and, along with the shares issued in connection with the exercise of any warrants in the future, are not registered and therefore currently subject to at least a six-month holding period by the investor.

As of March 31, 2026, there were 2,849,999 warrants and 1,475,500 options outstanding.

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

The Company has an operating lease for its facility, which was amended and extended in 2024, with a remaining lease term of 5.75 years (including renewal options) as of March 31, 2026. The initial term of the lease expires on December 31, 2027 with renewal options that potentially extend expiration through December 31, 2031. Operating leases are included in Operating lease ROU assets, other current liabilities and long-term lease liabilities on the condensed consolidated balance sheets. Operating lease ROU assets and operating lease liabilities are recognized at each lease’s commencement date based on the present value of its lease payments over its respective lease term. The Company does not have an established incremental borrowing rate as it does not have any debt. The Company uses the stated borrowing rate for a lease when readily determinable. When the interest rate implicit in its lease agreements is not readily determinable, the Company uses an interest rate based on the marketplace for public debt. The incremental borrowing rate associated with the operating lease as of March 31, 2026 is 7.0%. Cash rent paid for the three months ended March 31, 2026 and 2025 was $65,800 and $57,000, respectively.

Maturities of operating lease liabilities as of March 31, 2026 were as follows:

March 31, 2026
Year 1	$224,000
Years 2-3	468,000
Years 4-5	499,000
Thereafter	194,000
Total lease payments	1,385,000
Less: Imputed lease interest	(254,270)
Present value of lease liabilities	1,130,730
Less: Current portion of operating lease liability	(149,471)
Operating lease liability, net of current portion	$981,259

Note 11. Related Party

Effective June 4, 2023, the Chairman and CEO of Gauzy, Ltd., one of the Company’s licensees, joined the Board of the Company. Gauzy’s license agreement has been in effect since September 17, 2017 and provides for minimum annual royalties and earned royalties relating to sales of SPD-SmartGlass architectural window products. Because the Company collects a 10-15% royalty from the higher-priced end product sales by Gauzy’s customers purchasing their SPD-Smart light control film, under its license agreement with Gauzy, the Company does not collect a royalty on sales by Gauzy of SPD-Smart light control film to these licensee customers. In addition, the Company’s licensee Vision Systems, Inc. is a 100% owned subsidiary of Gauzy, Ltd. For the three months ended March 31, 2026 and 2025, fee income related to Gauzy and Vision Systems represented 47% and 11%, respectively, of the Company’s total fee income. In addition, as of March 31, 2026 and December 31, 2025, the Company’s accounts receivable from Gauzy and Vision Systems represented 71% and 79%, respectively, of the Company’s total net royalties receivables. The Company also utilized Gauzy in the past to manufacture SPD’s. As of March 31, 2026, $39,975 is included with accounts payable relating to prior purchases from Gauzy. There were no purchases from Gauzy during the three months ended March 31, 2026 and 2025.

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

Three months ended March 31, 2026 compared to the three months ended March 31, 2025

The Company’s fee income from licensing activities for the three months ended March 31, 2026 was $136,319 as compared to $559,776 for the three months ended March 31, 2025. This decrease in fee income was primarily the result of royalties and upfront fees recognized by the Company under ASC 606 revenue treatment from a new license agreement entered into in the first quarter of 2025 that did not recur in the first quarter of 2026. The Company expects revenue in all market segments to increase as new car models and other products using the Company’s SPD-SmartGlass technology are introduced into the market.

Operating expenses decreased by $115,094 for the three months ended March 31, 2026 to $521,382 from $636,476 for the three months ended March 31, 2025. This decrease is primarily the result of lower directors fees ($120,000).

Research and development expenditures decreased by $17,527 to $145,350 for the three months ended March 31, 2026 from $162,877 for the three months ended March 31, 2025. This decrease is primarily a result of lower allocated insurance costs ($10,000) as well as lower allocated occupancy costs ($6,000).

The Company’s net investment income, consisting of interest income, for the three months ended March 31, 2026 was $5,048 as compared to income of $14,533 for the three months ended March 31, 2025 with the change due to lower cash balances available for investment.

The Company recorded $47,357 of other income for the three months ended March 31, 2025 relating to an Employee Retention Credit, a refundable tax credit available under the CARES Act that was designed to keep employees on the payroll during the Covid-19 pandemic.

As a consequence of the factors discussed above, the Company’s net loss was $525,365 ($0.02 per common share) for the three months ended March 31, 2026 as compared to net loss of $177,687 ($0.01 per common share) for the three months ended March 31, 2025.

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

During the three months ended March 31, 2026, the Company’s cash and cash equivalents balance increased by $615,002 as a result of cash received from the sale of common stock and warrants of $1,375,000 partially offset by used to fund operations of $759,931 and cash used to purchase fixed assets of $67. As of March 31, 2026, the Company had cash and cash equivalents of approximately $1.3 million, working capital of $1.7 million and total shareholders’ equity of $1.8 million. Based on current operations, we expect to have sufficient working capital for a period of at least 12 months from the date of this filing.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We designed our disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and acting interim Chief Financial Officer, with assistance from other members of our management, has reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2026, and based on his evaluation, has concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 7, 2026

