Form 10-Q
period 2026-06-30
RESEARCH FRONTIERS INC
filed 2026-08-06
CIK 793524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 6, 2026, there were outstanding 34,867,786 shares of Common Stock, par value $0.0001 per share.

RESEARCH FRONTIERS INCORPORATED

Condensed Consolidated Balance Sheets

	June 30, 2026	December 31, 2025
	(Unaudited)	(See Note 1)
Assets
Current assets:
Cash and cash equivalents	$1,087,956	$664,299
Royalties receivable, net of reserves of $1,534,850 and $1,384,850, respectively	207,955	408,666
Prepaid expenses and other current assets	159,730	70,969
Total current assets	1,455,641	1,143,934

Fixed assets, net	2,867	3,393
Operating lease ROU assets	960,989	1,048,352
Deposits and other assets	56,066	56,066
Total assets	$2,475,563	$2,251,745

Liabilities and Shareholders’ Equity

Current liabilities:
Current portion of operating lease liability	$152,960	$146,043
Accounts payable	135,206	132,666
Deferred revenue	69,068	-
Accrued expenses	53,651	19,168
Total current liabilities	410,885	297,877

Operating lease liability, net of current portion	941,585	1,020,242
Total liabilities	1,352,470	1,318,119

Shareholders’ equity:
Common stock, par value $0.0001 per share; authorized 100,000,000 shares, issued and outstanding 34,867,786 in 2026 and 33,648,221 in 2025	3,487	3,365
Additional paid-in capital	129,926,946	128,552,068
Accumulated deficit	(128,807,340)	(127,621,807)
Total shareholders’ equity	1,123,093	933,626

Total liabilities and shareholders’ equity	$2,475,563	$2,251,745

See accompanying notes to condensed consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Condensed Consolidated Statements of Operations

(Unaudited)

	Six months ended June 30,		Three months ended June 30,
	2026	2025	2026	2025

Fee income	$222,665	$689,680	$86,346	$129,904

Operating expenses	1,148,598	1,412,398	627,216	775,922
Research and development	274,234	331,963	128,884	169,086
Total expenses	1,422,832	1,744,361	756,100	945,008

Operating loss	(1,200,167)	(1,054,681)	(669,754)	(815,104)

Net interest income	14,634	25,811	9,586	11,278
Other income	-	47,357	-	-

Net loss	$(1,185,533)	$(981,513)	$(660,168)	$(803,826)

Basic and diluted net loss per common share	$(0.03)	$(0.03)	$(0.02)	$(0.02)

Weighted average number of common shares outstanding	34,513,740	33,648,221	34,867,786	33,648,221

See accompanying notes to condensed consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

For the six months ended June 30, 2025 and 2026

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2025	33,648,221	$3,365	$128,177,193	$(125,576,223)	$2,604,335
Share-based compensation	-	-	175,204	-	175,204
Net loss	-	-	-	(981,513)	(981,513)
Balance, June 30, 2025	33,648,221	$3,365	$128,352,397	$(126,557,736)	$1,798,026

Balance, January 1, 2026	33,648,221	$3,365	$128,552,068	$(127,621,807)	$933,626
Issuance of common stock and warrants	1,219,565	122	1,374,878	-	1,375,000
Net loss	-	-	-	(1,185,533)	(1,185,533)
Balance, June 30, 2026	34,867,786	$3,487	$129,926,946	$(128,807,340)	$1,123,093

For the three months ended June 30, 2025 and 2026

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, March 31, 2025	33,648,221	$3,365	$128,177,193	$(125,753,910)	$2,426,648
Share-based compensation	-	-	175,204	-	175,204
Net loss	-	-	-	(803,826)	(803,826)
Balance, June 30, 2025	33,648,221	$3,365	$128,352,397	$(126,557,736)	$1,798,026

Balance, March 31, 2026	34,867,786	$3,487	$129,926,946	$(128,147,172)	$1,783,261
Net loss	-	-	-	(660,168)	(660,168)
Balance, June 30, 2026	34,867,786	$3,487	$129,926,946	$(128,807,340)	$1,123,093

See accompanying notes to condensed consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(1,185,533)	$(981,513)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	631	6,166
Share-based compensation	-	175,204
Credit loss expense	150,000	124,253
ROU asset amortization	87,363	86,925
Change in assets and liabilities:
Royalty receivables	50,711	(2,413)
Prepaid expenses and other assets	(88,761)	(67,791)
Accounts payable and accrued expenses	37,023	(68,297)
Deferred revenue	69,068	71,563
Operating lease liability	(71,740)	(63,798)
Net cash used in operating activities	(951,238)	(719,701)

Cash flows from investing activities:
Purchases of fixed assets	(105)	(209)
Net cash used in investing activities	(105)	(209)

Cash flows from financing activities:
Net proceeds from sale of common stock and warrants	1,375,000	-
Net cash provided by financing activities	1,375,000	-

Net increase (decrease) in cash and cash equivalents	423,657	(719,910)

Cash and cash equivalents at beginning of period	664,299	1,994,186
Cash and cash equivalents at end of period	$1,087,956	$1,274,276

See accompanying notes to condensed consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Notes to Condensed Consolidated Financial Statements

June 30, 2026

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026. The condensed consolidated balance sheet as of December 31, 2025 has been derived from the audited consolidated financial statements as of that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K relating to Research Frontiers Incorporated for the fiscal year ended December 31, 2025.

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

The Company has primarily utilized its cash, cash equivalents, and investments generated from sales of our common stock, proceeds from the exercise of options and warrants, and royalty fees collected to fund its research and development of SPD light valves, for marketing initiatives, and for other working capital purposes. The Company’s working capital and capital requirements depend upon numerous factors, including the results of research and development activities, competitive and technological developments, the timing and cost of patent filings, and the development of new licensees and changes in the Company’s relationships with its existing licensees. The degree of dependence of the Company’s working capital requirements on each of the foregoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements; the addition of new licensees may provide additional working capital or working capital requirements; and changes in relationships with existing licensees would have a favorable or negative impact depending upon the nature of such changes. We have incurred recurring losses since inception and expect to continue to incur losses as a result of costs and expenses related to our research and continued development of our SPD technology and our corporate general and administrative expenses. Our capital requirements and operations to date have been substantially funded through sales of our common stock, exercise of options and warrants and royalty fees collected. As of June 30, 2026, we had working capital of approximately $1.0 million, cash and cash equivalents of approximately $1.1 million, shareholders’ equity of approximately $1.1 million and an accumulated deficit of approximately $128.8 million. Based upon the Company’s current working capital, recurring losses and negative cash flow from operations, if the Company is unable to generate sufficient cash from operating activities, collect amounts owed to it by third parties, or raise additional funds for a period of 12 months from the issuance of these condensed consolidated financial statements, this raises substantial doubt about the Company’s ability to continue as a going concern. To alleviate this substantial doubt the Company expects to generate sufficient cash flow from operations through increased use of its SPD Technology by existing licensees, through the Company entering into new license agreements, as well as through the collection of amounts owed to it, and, as a result, the Company does not expect that it will need to raise additional capital over the next 12 months. There is no assurance that the Company’s plans will be successful. The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern and do not include any adjustments that might result from these uncertainties.

On February 18, 2026, the Company entered into subscription agreements from a group of privately accredited investors, which included family members of a director of the Company, as well as the owner of a licensee of the Company licensed to produce SPD-SmartGlass products including for the retrofit architectural glass market.

The investors purchased 1.1 million shares of common stock of the Company at a price of $1.00 per share (which represents the closing market price of the Company’s common stock on February 13, 2026, which was the date that the transaction was agreed to). The Company received $1.1 million in proceeds from the sale of common stock to these investors. For each share of common stock received, the investor also received one warrant (expiring on February 28, 2031) to purchase one share of common stock at an exercise price of $1.10 if warrant exercises occur on or before February 28, 2027, $1.20 if warrant exercises occur between March 1, 2027 through February 29, 2028, $1.30 if warrant exercises occur between March 1, 2028 through February 28, 2029, and $1.50 if warrant exercises occur after February 28, 2029 and prior to the expiration of the warrants.

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

On June 2, 2026, Company received two deficiency notification letters from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”). The first notification letter advised the Company that, based upon the closing bid price of the Company’s common stock for the 30 consecutive business days from April 15, 2026 to June 1, 2026, the Company no longer satisfies the $1.00 minimum bid price requirement for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2). The second notification letter advised the Company that, based upon Nasdaq’s review of the Company’s Market Value of Listed Securities (“MVLS”) for the 30 consecutive business days from April 20, 2026 to June 1, 2026, the Company no longer satisfies the $35 million minimum MVLS requirement for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(b)(2). The notification letter also noted that the Company does not currently meet the alternative continued listing standards under Nasdaq Listing Rules 5550(b)(1) and 5550(b)(3), relating to minimum stockholders’ equity and net income from continuing operations, respectively. The Nasdaq notifications have no immediate effect on the listing or trading of the Company’s common stock, which will continue to trade on The Nasdaq Capital Market under the symbol “REFR.” In accordance with Nasdaq Listing Rules 5810(c)(3)(A) and 5810(c)(3)(C), the Company has been provided 180 calendar days, or until November 30, 2026, to regain compliance with the minimum bid price requirement and the MVLS requirement, respectively. To regain compliance with the minimum bid price requirement, the closing bid price of the Company’s common stock must be at least $1.00 per share for a minimum of 10 consecutive business days during the compliance period, unless Nasdaq exercises its discretion to require a longer period as permitted under its rules. To regain compliance with the MVLS requirement, the Company’s MVLS must close at $35 million or more for a minimum of 10 consecutive business days during the compliance period, unless Nasdaq exercises its discretion to require a longer period as permitted under its rules.

The Company intends to monitor the closing bid price of its common stock and its MVLS and will consider available options to regain compliance with the applicable Nasdaq continued listing requirements. The Company’s objective is to regain compliance through improved market valuation and bid-price performance, and the Company does not currently intend to effect a reverse stock split for the purpose of regaining compliance. However, there can be no assurance that the Company will regain compliance with either requirement within the applicable compliance period, or at all, or that the Company will otherwise remain in compliance with the other Nasdaq continued listing standards.

Note 3. Segment Information

The Company operates as a single operating segment which is engaged in the development and marketing of technology and devices to control the flow of light (as described in Note 2). The Company develops and licenses our patented suspended particle device (“SPD-Smart”) light-control technology to other companies that manufacture and/or market the: (i) SPD-Smart chemical emulsion, (ii) light-control film made from the chemical emulsion, (iii) the light-control panels made by laminating the film, (iv) electronics to power end-products incorporating the film, or (v) lamination services for and the end-products themselves such as “smart” windows, skylights and sunroofs. The Company currently has numerous licensees that, in the aggregate, are licensed to primarily serve five major SPD-Smart application areas (aerospace, architectural, automotive, marine and display products) in every country of the world. The Company derives revenue from licensees in North America, Europe and Asia. The Company’s Chief Operating Decision Maker (“CODM”) reviews revenue and consolidated net operating loss as a total and not by industry of licensees, and the royalty rates that we charge our licensees are consistent when measuring the Company’s profitability and allocating resources across geographical location and by industry. The Company does not have intra-entity sales or transfers. The Company’s long-lived assets consist of property and equipment and operating lease right-of-use assets (“ROU”), all of which are located in the United States. During the six month periods ended June 30, 2026 and 2025, 93% and 99%, respectively, of the Company’s revenue was generated from sources outside of the United States.

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

The following table illustrates the information about the Company’s single reportable segment, which the Company’s CODM regularly evaluates in addition to the information already presented on the Company’s condensed consolidated statements of operations and identifies expense items exceeding the Company’s significant expense thresholds described above:

	Six months ended June 30,		Three months ended June 30,
	2026	2025	2026	2025

Revenue	$222,665	$689,680	$86,346	$129,904

Operating Expenses:
Employee compensation	460,885	599,072	201,731	312,560
Professional fees	162,204	132,657	55,404	44,757
Directors fees and expenses	154	227,107	154	107,107
Marketing and investor relations	56,465	79,002	35,209	48,756
Insurance**	67,359	91,544	31,243	45,355
Occupancy costs	39,664	42,132	19,998	20,615
Credit loss expense	150,000	124,253	150,000	124,253
Patent costs	54,532	27,117	21,957	15,313
Stock listing fees	36,250	35,000	18,125	17,500
Legal fees	96,224	1,070	76,675	1,070
Depreciation and amortization	289	5,723	145	2,864
Other operating expenses*	24,572	47,721	16,575	35,772
	1,148,598	1,412,398	627,216	775,922

Research and Development Expenses:
Employee compensation	81,588	90,643	34,167	43,280
Insurance**	65,848	89,635	30,612	44,425
Occupancy costs	118,989	127,796	59,993	63,252
Depreciation and amortization	342	443	173	223
Other research and development costs*	7,467	23,446	3,939	17,906
	274,234	331,963	128,884	169,086

Operating Loss	$(1,200,167)	$(1,054,681)	$(669,754)	$(815,104)

*	Other operating expenses and other research and development expenses consist principally of miscellaneous expenses, each of which is under the Company’s threshold to be separately presented as a significant expense.

**	Insurance includes all coverage including property, liability, directors’ and officers’ and employees’ medical.

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

During the first six months of 2026, two licensees accounted for 10% or more of fee income of the Company; these licensees accounted for approximately 40% and 40% of fee income recognized during such period. During the first six months of 2025, four licensees accounted for 10% or more of fee income of the Company; these licensees accounted for approximately 35%, 33%, 13% and 13% of fee income recognized during such period.

During the three months ending June 30, 2026, three licensees accounted for 10% or more of fee income of the Company; these licensees accounted for approximately 35%, 35% and 18% of fee income recognized during such period. During the three months ending June 30, 2025, three licensees accounted for 10% or more of fee income of the Company; these licensees accounted for approximately 40%, 23% and 23% of fee income recognized during such period.

Subsequent to June 30, 2025, the Company was notified that one of its significant licensees filed for bankruptcy. The licensee accounted for approximately 33% and 0% of the Company’s revenue during the six and three months ended June 30, 2025, respectively. No revenue was recognized from this licensee during the periods ended June 30, 2026. There was no outstanding accounts receivable from this licensee as of June 30, 2026.

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

Note 8. Basic and Diluted Loss Per Common Share

Basic net loss per share excludes any dilution. It is based upon the weighted average number of common shares outstanding during the period. Dilutive net loss per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company’s dilutive loss per share equals basic loss per share for the periods ended June 30, 2026 and 2025, respectively, because all common stock equivalents (i.e., options and warrants) were antidilutive in those periods. The number of options and warrants that were not included (because their effect is antidilutive) were 4,325,499 and 2,911,923 for the periods ended June 30, 2026 and 2025, respectively.

Note 9. Equity

On September 16, 2022, the Company entered into subscription agreements from a group of privately accredited investors to sell them 2.0 million shares of common stock of the Company at a price of $2.30 per share (which represented the closing market price of the Company’s common stock on September 14, 2022, which was the date that the transaction was agreed to). As of December 31, 2022, the Company received $3,450,000 under these subscription agreements and issued 1,500,000 common shares and issued 1,500,000 warrants. During 2024, the Company received $300,000 and issued 130,434 shares and 130,434 warrants in connection with a remaining outstanding commitment under these subscription agreements. During the six months ended June 30, 2026, the Company received $275,000 and issued 119,565 shares and 119,565 warrants in connection with the remaining outstanding commitment under these subscription agreements. The Company has an outstanding commitment from an investor for the remaining $575,000 under these subscription agreements. The Company did not sell any equity securities during the three months ended June 30, 2026 and 2025.

On February 18, 2026, the Company entered into subscription agreements from a group of privately accredited investors, which included family members of a director of the Company, as well as the owner of a licensee of the Company licensed to produce SPD-SmartGlass products including for the retrofit architectural glass market.

The investors purchased 1.1 million shares of common stock of the Company at a price of $1.00 per share (which represents the closing market price of the Company’s common stock on February 13, 2026, which was the date that the transaction was agreed to). The Company received $1.1 million in proceeds from the sale of common stock to these investors. For each share of common stock received, the investor also received one warrant (expiring on February 28, 2031) to purchase one share of common stock at an exercise price of $1.10 if warrant exercises occur on or before February 28, 2027, $1.20 if warrant exercises occur between March 1, 2027 through February 29, 2028, $1.30 if warrant exercises occur between March 1, 2028 through February 28, 2029, and $1.50 if warrant exercises occur after February 28, 2029 and prior to the expiration of the warrants.

The shares were issued to the investors in a private placement and, along with the shares issued in connection with the exercise of any warrants in the future, are not registered and therefore currently subject to at least a six-month holding period by the investor.

As of June 30, 2026, there were 2,849,999 warrants and 1,475,500 options outstanding.

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

The Company has an operating lease for its facility, which was amended and extended in 2024, with a remaining lease term of 5.50 years (including renewal options) as of June 30, 2026. The initial term of the lease expires on December 31, 2027 with renewal options that potentially extend expiration through December 31, 2031. Operating leases are included in Operating lease ROU assets, other current liabilities and long-term lease liabilities on the condensed consolidated balance sheets. Operating lease ROU assets and operating lease liabilities are recognized at each lease’s commencement date based on the present value of its lease payments over its respective lease term. The Company does not have an established incremental borrowing rate as it does not have any debt. The Company uses the stated borrowing rate for a lease when readily determinable. When the interest rate implicit in its lease agreements is not readily determinable, the Company uses an interest rate based on the marketplace for public debt. The incremental borrowing rate associated with the operating lease as of June 30, 2026 is 7.0%. Cash rent paid for the six months ended June 30, 2026 and 2025 was $135,700 and $111,000, respectively.

Maturities of operating lease liabilities as of June 30, 2026 were as follows:

Year 1	$225,000
Years 2-3	473,000
Years 4-5	503,000
Thereafter	130,000
Total lease payments	1,331,000
Less: Imputed lease interest	(236,455)
Present value of lease liabilities	1,094,545
Less: Current portion of operating lease liability	(152,960)
Operating lease liability, net of current portion	$941,585

Note 11. Related Party

Effective June 4, 2023, the Chairman and CEO of Gauzy, Ltd., one of the Company’s licensees, joined the Board of the Company. Gauzy’s license agreement has been in effect since September 17, 2017 and provides for minimum annual royalties and earned royalties relating to sales of SPD-SmartGlass architectural window products. Because the Company collects a 10-15% royalty from the higher-priced end product sales by Gauzy’s customers purchasing their SPD-Smart light control film, under its license agreement with Gauzy, the Company does not collect a royalty on sales by Gauzy of SPD-Smart light control film to these licensee customers. In addition, the Company’s licensee Vision Systems, Inc. is a 100% owned subsidiary of Gauzy, Ltd. For the six months ended June 30, 2026 and 2025, fee income related to Gauzy and Vision Systems represented 44% and 14%, respectively, of the Company’s total fee income. In addition, as of June 30, 2026 and December 31, 2025, the Company’s accounts receivable from Gauzy and Vision Systems represented 91% and 79%, respectively, of the Company’s total net royalties receivables. The Company also utilized Gauzy in the past to manufacture SPD’s. As of June 30, 2026, $39,975 is included with accounts payable relating to prior purchases from Gauzy. There were no purchases from Gauzy during the six months ended June 30, 2026 and 2025.

Note 12. Other Income

During the six months ended June 30, 2025, the Company received $47,357 in Employee Retention Credits, a refundable tax credit available under the Coronavirus Aid, Relief, and Economic Securities Act (“CARES Act”) that was designed to keep employees on the payroll during the COVID-19 pandemic. There were no such credits received during the six months ended June 30, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

The following accounting estimates are important to understanding our financial condition and results of operations and should be read as an integral part of the discussion and analysis of the results of our operations and financial position.

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the condensed consolidated financial statements, and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

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

In 2026 and 2025, the Company received royalty revenues from sales of SPD-SmartGlass products for various car models that were accretive to the Company’s royalty revenue. Production efficiencies are expected to continue and accelerate with the introduction of the higher vehicle production volumes for various car models going forward, and the Company expects that lower pricing per square foot of the Company’s technology could expand the market opportunities, adoption rates, and revenues for its technology in automotive and non-automotive applications. The Company expects to generate additional royalty income from the near-term introduction of additional new car and aircraft models from other OEMs (original equipment manufacturers), continued growth of sales of products using the Company’s technology for the marine industry in yachts and other watercraft, in trains, in museums, and in larger architectural projects.

Three months ended June 30, 2026 compared to the three months ended June 30, 2025

The Company’s fee income from licensing activities for the three months ended June 30, 2026 was $86,346 as compared to $129,904 for the three months ended June 30, 2025. This decrease in fee income was primarily the result of non-recurring royalties from a licensee that ceased operations after the second quarter of 2025, and what we believe to be a temporary slow-down due to non-technical issues by our licensee, Gauzy Ltd. in the production of SPD emulsion and film and other business activities, offset by higher royalties relating to the motorcycle helmet and ski/snow goggle market. The Company expects revenue in all market segments to increase as new car models and other products using the Company’s SPD-SmartGlass technology are introduced into the market.

Operating expenses decreased by $148,706 for the three months ended June 30, 2026 to $627,216 from $775,922 for the three months ended June 30, 2025. This decrease is the result of lower employee compensation ($111,000) and directors fees and expenses ($107,000), as well as lower marketing and investor relations ($14,000) and lower insurance costs ($14,000), partially offset by higher credit losses ($26,000) as well as higher legal fees ($76,000).

Research and development expenditures decreased by $40,202 to $128,884 for the three months ended June 30, 2026 from $169,086 for the three months ended June 30, 2025. This decrease is primarily a result of lower allocated insurance costs ($14,000), lower employee compensation costs ($9,000), as well as lower allocated occupancy costs ($3,000) and lower other research and development costs ($14,000).

The Company’s net investment income, consisting of interest income, for the three months ended June 30, 2026 was $9,586 as compared to income of $11,278 for the three months ended June 30, 2025 with the change due to lower cash balances available for investment.

As a consequence of the factors discussed above, the Company’s net loss was $660,168 ($0.02 per common share) for the three months ended June 30, 2026 as compared to net loss of $803,826 ($0.02 per common share) for the three months ended June 30, 2025.

Six months ended June 30, 2026 compared to the six months ended June 30, 2025

The Company’s fee income from licensing activities for the six months ended June 30, 2026 was $222,665 as compared to $689,680 for the six months ended June 30, 2025. This decrease in fee income was primarily the result of royalties and upfront fees recognized by the Company under ASC 606 revenue treatment from a new license agreement entered into in the first six months of 2025, non-recurring royalties from two licensees that ceased operations in the first and second quarter of 2025, and what we believe to be a temporary slow-down due to non-technical issues by our licensee, Gauzy Ltd. in the production of SPD emulsion and film and other business activities, offset by higher royalties relating to the motorcycle helmet and ski/snow goggle market. The Company expects revenue in all market segments to increase as new car models and other products using the Company’s SPD-SmartGlass technology are introduced into the market.

Operating expenses decreased by $263,800 for the six months ended June 30, 2026 to $1,148,598 from $1,412,398 for the six months ended June 30, 2025. This decrease is the result of lower directors’ fees and expenses ($227,000) and lower employee compensation ($138,000), partially offset by higher legal fees ($95,000) and higher credit losses $26,000).

Research and development expenditures decreased by $57,729 to $274,234 for the six months ended June 30, 2026 from $331,963 for the six months ended June 30, 2025. This decrease is primarily a result of lower allocated insurance costs ($24,000), lower employee compensation ($9,000), lower allocated occupancy costs ($9,000), as well as lower other research and development costs ($16,000).

The Company’s net investment income, consisting of interest income, for the six months ended June 30, 2026 was $14,634 as compared to income of $25,811 for the six months ended June 30, 2025 with the change due to lower cash balances available for investment.

The Company recorded $47,357 of other income for the six months ended June 30, 2025 relating to an Employee Retention Credit, a refundable tax credit available under the CARES Act that was designed to keep employees on the payroll during the COVID-19 pandemic.

As a consequence of the factors discussed above, the Company’s net loss was $1,185,533 ($0.03 per common share) for the six months ended June 30, 2026 as compared to net loss of $981,513 ($0.03 per common share) for the six months ended June 30, 2025.

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

On February 18, 2026, the Company entered into subscription agreements from a group of privately accredited investors, which included family members of a director of the Company, as well as the owner of a licensee of the Company licensed to produce SPD-SmartGlass products including for the retrofit architectural glass market.

The investors purchased 1.1 million shares of common stock of the Company at a price of $1.00 per share (which represents the closing market price of the Company’s common stock on February 13, 2026, which was the date that the transaction was agreed to). The Company received $1.1 million in proceeds from the sale of common stock to the investors. For each share received, the investor also received one warrant (expiring on February 28, 2031) to purchase one share of common stock at an exercise price of $1.10 for warrant exercises occurring on or before February 28, 2027, $1.20 for warrant exercises occurring between March 1, 2027 through February 29, 2028, $1.30 for warrant exercises occurring between March 1, 2028 through February 28, 2029, and $1.50 for warrant exercises occurring after February 28, 2029 and prior to the expiration of the warrants.

The shares were issued to the investors in a private placement and, along with the shares issued in connection with the exercise of any warrants in the future, are not registered and therefore currently subject to at least a six-month holding period by the investor.

During the six months ended June 30, 2026, the Company’s cash and cash equivalents balance increased by $423,657 as a result of cash received from the sale of common stock and warrants of $1,375,000 partially offset by cash used to fund operations of $951,238 and cash used to purchase fixed assets of $105. As of June 30, 2026, the Company had cash and cash equivalents of approximately $1.1 million, working capital of $1.0 million and total shareholders’ equity of $1.1 million. Based upon the Company’s current working capital, recurring losses and negative cash flow from operations, if the Company is unable to generate sufficient cash from operating activities, collect amounts owed to it by third parties, or raise additional funds for a period of 12 months from the issuance of these condensed consolidated financial statements, this raises substantial doubt about the Company’s ability to continue as a going concern. To alleviate this substantial doubt, the Company expects to generate sufficient cash flow from operations through increased use of its SPD Technology by existing licensees, through the Company entering into new license agreements, as well as through the collection of amounts owed to it, and, as a result, the Company does not expect that it will need to raise additional capital over the next 12 months. There is no assurance that the Company’s plans will be successful. The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern and do not include any adjustments that might result from these uncertainties.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We designed our disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and acting interim Chief Financial Officer, with assistance from other members of our management, has reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2026, and based on his evaluation, has concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 6, 2026

