Form 10-Q
period 2026-09-30
RESEARCH FRONTIERS INC
filed 2026-11-05
CIK 793524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarter ended September 30, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission File Number 000-14893

RESEARCH FRONTIERS INCORPORATED

(Exact name of registrant as specified in its charter)

delaware	11-2103466
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

240 CROSSWAYS PARK DRIVE WOODBURY, new york	11797-2033
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (516) 364-1902

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol(s)	Name of Exchange on Which Registered
Common Stock, $0.0001 Par Value	REFR	The NASDAQ Stock Market

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 5, 2026, there were outstanding 34,867,786 shares of Common Stock, par value $0.0001 per share.

RESEARCH FRONTIERS INCORPORATED

Condensed Consolidated Balance Sheets

	September 30, 2026	December 31, 2025
	(Unaudited)	(See Note 1)
Assets
Current assets:
Cash and cash equivalents	$644,628	$664,299
Royalties receivable, net of reserves of $1,554,377 and $1,384,850, respectively	223,853	408,666
Prepaid expenses and other current assets	114,187	70,969
Total current assets	982,668	1,143,934

Fixed assets, net	2,559	3,393
Operating lease ROU assets	917,308	1,048,352
Deposits and other assets	56,066	56,066
Total assets	$1,958,601	$2,251,745

Liabilities and Shareholders’ Equity

Current liabilities:
Current portion of operating lease liability	$156,511	$146,043
Accounts payable	156,474	132,666
Deferred revenue	27,452	-
Accrued expenses	104,166	19,168
Total current liabilities	444,603	297,877

Operating lease liability, net of current portion	901,209	1,020,242
Total liabilities	1,345,812	1,318,119

Shareholders’ equity:
Common stock, par value $0.0001 per share; authorized 100,000,000 shares, issued and outstanding 34,867,786 in 2026 and 33,648,221 in 2025	3,487	3,365
Additional paid-in capital	129,926,946	128,552,068
Accumulated deficit	(129,317,644)	(127,621,807)
Total shareholders’ equity	612,789	933,626

Total liabilities and shareholders’ equity	$1,958,601	$2,251,745

See accompanying notes to condensed consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Condensed Consolidated Statements of Operations

(Unaudited)

	Nine months ended September 30,		Three months ended September 30,
	2026	2025	2026	2025

Fee income	$299,706	$1,049,125	$77,041	$359,444

Operating expenses	1,624,186	1,934,041	475,588	521,642
Research and development	393,808	473,709	119,574	141,746
Total expenses	2,017,994	2,407,750	595,162	663,388

Operating loss	(1,718,288)	(1,358,625)	(518,121)	(303,944)

Interest income	22,451	31,247	7,817	5,436
Other income	-	47,357	-	-

Net loss	$(1,695,837)	$(1,280,021)	$(510,304)	$(298,508)

Basic and diluted net loss per common share	$(0.05)	$(0.04)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	34,631,755	33,648,221	34,867,786	33,648,221

See accompanying notes to condensed consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

For the nine months ended September 30, 2026 and 2025

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2025	33,648,221	$3,365	$128,177,193	$(125,576,223)	$2,604,335
Share-based compensation	-	-	175,204	-	175,204
Net loss	-	-	-	(1,280,021)	(1,280,021)
Balance, September 30, 2025	33,648,221	$3,365	$128,352,397	$(126,856,244)	$1,499,518

Balance, January 1, 2026	33,648,221	$3,365	$128,552,068	$(127,621,807)	$933,626
Issuance of common stock and warrants	1,219,565	122	1,374,878	-	1,375,000
Net loss	-	-	-	(1,695,837)	(1,695,837)
Balance, September 30, 2026	34,867,786	$3,487	$129,926,946	$(129,317,644)	$612,789

For the three months ended September 30, 2026 and 2025

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2025	33,648,221	$3,365	$128,352,397	$(126,557,736)	$1,798,026
Net loss	-	-	-	(298,508)	(298,508)
Balance, September 30, 2025	33,648,221	$3,365	$128,352,397	$(126,856,244)	$1,499,518

Balance, June 30, 2026	34,867,786	$3,487	$129,926,946	$(128,807,340)	$1,123,093
Net loss	-	-	-	(510,304)	(510,304)
Balance, September 30, 2026	34,867,786	$3,487	$129,926,946	$(129,317,644)	$612,789

See accompanying notes to condensed consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(1,695,837)	$(1,280,021)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	947	9,279
Share-based compensation	-	175,204
Credit loss expense	169,527	124,253
ROU asset amortization	131,044	130,607
Change in assets and liabilities:
Royalty receivables	15,286	162,082
Prepaid expenses and other assets	(43,218)	(19,114)
Accounts payable and accrued expenses	108,806	(74,294)
Deferred revenue	27,452	5,336
Operating lease liability	(108,565)	(96,546)
Net cash used in operating activities	(1,394,558)	(863,214)

Cash flows from investing activities:
Purchases of fixed assets	(113)	(582)
Net cash used in investing activities	(113)	(582)

Cash flows from financing activities:
Net proceeds from sale of common stock and warrants	1,375,000	-
Net cash provided by financing activities	1,375,000	-

Net decrease in cash and cash equivalents	(19,671)	(863,796)

Cash and cash equivalents at beginning of period	664,299	1,994,186
Cash and cash equivalents at end of period	$644,628	$1,130,390

See accompanying notes to condensed consolidated financial statements.

RESEARCH FRONTIERS INCORPORATED

Notes to Condensed Consolidated Financial Statements

September 30, 2026

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026. The condensed consolidated balance sheet as of December 31, 2025 has been derived from the audited consolidated financial statements as of that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K relating to Research Frontiers Incorporated for the fiscal year ended December 31, 2025.

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

The Company has primarily utilized its cash, cash equivalents, and investments generated from sales of our common stock, proceeds from the exercise of options and warrants, and royalty fees collected to fund its research and development of SPD light valves, for marketing initiatives, and for other working capital purposes. The Company’s working capital and capital requirements depend upon numerous factors, including the results of research and development activities, competitive and technological developments, the timing and cost of patent filings, and the development of new licensees and changes in the Company’s relationships with its existing licensees. The degree of dependence of the Company’s working capital requirements on each of the foregoing factors cannot be quantified; increased research and development activities and related costs would increase such requirements; the addition of new licensees may provide additional working capital or working capital requirements; and changes in relationships with existing licensees would have a favorable or negative impact depending upon the nature of such changes. We have incurred recurring losses since inception and expect to continue to incur losses as a result of costs and expenses related to our research and continued development of our SPD technology and our corporate general and administrative expenses. Our capital requirements and operations to date have been substantially funded through sales of our common stock, exercise of options and warrants and royalty fees collected. As of September 30, 2026, we had working capital of approximately $0.5 million, cash and cash equivalents of approximately $0.6 million, shareholders’ equity of approximately $0.6 million and an accumulated deficit of approximately $129.3 million. Based upon the Company’s current working capital, recurring losses and negative cash flow from operations, if the Company is unable to generate sufficient cash from operating activities, collect amounts owed to it by third parties, or raise additional funds for a period of 12 months from the issuance of these condensed consolidated financial statements, this raises substantial doubt about the Company’s ability to continue as a going concern. To alleviate this substantial doubt the Company expects to generate sufficient cash flow from operations through increased use of its SPD Technology by existing licensees, through the Company entering into new license agreements, as well as through the collection of amounts owed to it, and, depending upon the level and timing of collections of money owed or owing to it, the Company might need to raise additional capital over the next 12 months to fund working capital requirements. There is no assurance that the Company’s plans will be successful. The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern and do not include any adjustments that might result from these uncertainties.

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

In the event that we are unable to generate sufficient cash from our operating activities or raise additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects. The Company, depending upon the level and timing of collections of money owed or owing to it, may need to raise additional capital over the next 12 months to fund working capital requirements. There can be no assurance as to the availability or terms upon which such financing and capital might be available. The eventual success of the Company and generation of positive cash flow will be dependent upon the commercialization of products using the Company’s technology by the Company’s licensees and payments of continuing royalties on account thereof.

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

The Company intends to monitor the closing bid price of its common stock and its MVLS and will consider available options to regain compliance with the applicable Nasdaq continued listing requirements. The Company’s objective is to regain compliance through improved market valuation and bid-price performance. However, there can be no assurance that the Company will regain compliance with either requirement within the applicable compliance period, or at all, or that the Company will otherwise remain in compliance with the other Nasdaq continued listing standards.

Note 3. Segment Information

The Company operates as a single operating segment which is engaged in the development and marketing of technology and devices to control the flow of light (as described in Note 2). The Company develops and licenses our patented suspended particle device (“SPD-Smart”) light-control technology to other companies that manufacture and/or market the: (i) SPD-Smart chemical emulsion, (ii) light-control film made from the chemical emulsion, (iii) the light-control panels made by laminating the film, (iv) electronics to power end-products incorporating the film, or (v) lamination services for and the end-products themselves such as “smart” windows, skylights and sunroofs. The Company currently has numerous licensees that, in the aggregate, are licensed to primarily serve five major SPD-Smart application areas (aerospace, architectural, automotive, marine and display products) in every country of the world. The Company derives revenue from licensees in North America, Europe and Asia. The Company’s Chief Operating Decision Maker (“CODM”) reviews revenue and consolidated net operating loss as a total and not by industry of licensees, and the royalty rates that we charge our licensees are consistent when measuring the Company’s profitability and allocating resources across geographical location and by industry. The Company does not have intra-entity sales or transfers. The Company’s long-lived assets consist of property and equipment and operating lease right-of-use assets (“ROU”), all of which are located in the United States. During the nine month periods ended September 30, 2026 and 2025, 90% and 79%, respectively, of the Company’s revenue was generated from sources outside of the United States.

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

The following table illustrates the information about the Company’s single reportable segment, which the Company’s CODM regularly evaluates in addition to the information already presented on the Company’s condensed consolidated statements of operations and identifies expense items exceeding the Company’s significant expense thresholds described above:

	Nine months ended September 30,		Three months ended September 30,
	2026	2025	2026	2025

Revenue	$299,706	$1,049,125	$77,041	$359,444

Operating Expenses:
Employee compensation	660,399	834,855	199,514	235,785
Professional fees	199,554	185,039	37,350	52,382
Directors fees and expenses	154	227,254	-	148
Marketing and investor relations	80,520	187,467	20,759	109,201
Insurance**	97,169	131,079	29,810	39,535
Occupancy costs	59,157	63,229	18,863	21,097
Credit loss expense	169,527	124,253	19,527	-
Patent costs	113,795	58,944	59,263	31,826
Stock listing fees	54,375	52,500	18,125	17,500
Legal fees	163,038	1,070	66,814	-
Depreciation and amortization	435	8,603	145	2,879
Other operating expenses*	26,063	59,748	5,418	11,289
	1,624,186	1,934,041	475,588	521,642

Research and Development expenses:
Employee compensation	114,098	125,743	32,510	35,100
Insurance**	95,193	128,302	29,345	38,668
Occupancy costs	174,631	192,374	55,641	64,578
Depreciation and amortization	512	676	171	233
Other research and development costs*	9,374	26,614	1,907	3,167
	393,808	473,709	119,574	141,746

Operating Loss	$(1,718,288)	$(1,358,625)	$(518,121)	$(303,944)

*	Other operating expenses and other research and development expenses consist principally of miscellaneous expenses, each of which is under the Company’s threshold to be separately presented as a significant expense.

**	Insurance includes all coverage including property, liability, directors’ and officers’ and employees’ medical.

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

During the first nine months of 2026, two licensees accounted for 10% or more of fee income of the Company; these licensees accounted for approximately 40% and 40% of fee income recognized during such period. During the first nine months of 2025, five licensees accounted for 10% or more of fee income of the Company; these licensees accounted for approximately 23%, 22%, 21%, 18% and 11% of fee income recognized during such period.

During the three months ended September 30, 2026, two licensees accounted for 10% or more of fee income of the Company; these licensees accounted for approximately 40% and 40% of fee income recognized during such period. During the three months ended September 30, 2025, two licensees accounted for 10% or more of fee income of the Company; these licensees accounted for approximately 61% and 27% of fee income recognized during such period.

During 2025, the Company was notified that one of its significant European licensees and an affiliate had filed for bankruptcy. These licensees accounted for approximately 44% and 0% of the Company’s revenue during the nine and three months ended September 30, 2025, respectively. There was no outstanding accounts receivable from these licensees as of September 30, 2025.

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

Note 8. Basic and Diluted Loss Per Common Share

Basic net loss per share excludes any dilution. It is based upon the weighted average number of common shares outstanding during the period. Dilutive net loss per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company’s dilutive loss per share equals basic loss per share for the periods ended September 30, 2026 and 2025, respectively, because all common stock equivalents (i.e., options and warrants) were antidilutive in those periods. The number of options and warrants that were not included (because their effect is antidilutive) were 4,325,499 and 2,911,923 for the periods ended September 30, 2026 and 2025, respectively.

Note 9. Equity

On September 16, 2022, the Company entered into subscription agreements from a group of privately accredited investors to sell them 2.0 million shares of common stock of the Company at a price of $2.30 per share (which represented the closing market price of the Company’s common stock on September 14, 2022, which was the date that the transaction was agreed to). As of December 31, 2022, the Company received $3,450,000 under these subscription agreements and issued 1,500,000 common shares and issued 1,500,000 warrants. During 2024, the Company received $300,000 and issued 130,434 shares and 130,434 warrants in connection with a remaining outstanding commitment under these subscription agreements. During the nine months ended September 30, 2026, the Company received $275,000 and issued 119,565 shares and 119,565 warrants in connection with the remaining outstanding commitment under these subscription agreements. The Company has an outstanding commitment from an investor for the remaining $575,000 under these subscription agreements. The Company did not sell any equity securities during the three months ended September 30, 2026 and 2025.

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

As of September 30, 2026, there were 2,849,999 warrants and 1,475,500 options outstanding.

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

The Company has an operating lease for its facility, which was amended and extended in 2024, with a remaining lease term of 5.25 years (including renewal options) as of September 30, 2026. The initial term of the lease expires on December 31, 2027 with renewal options that potentially extend expiration through December 31, 2031. Operating leases are included in Operating lease ROU assets, current and long-term operating lease liabilities on the condensed consolidated balance sheets. Operating lease ROU assets and operating lease liabilities are recognized at each lease’s commencement date based on the present value of its lease payments over its respective lease term. The Company does not have an established incremental borrowing rate as it does not have any debt. The Company uses the stated borrowing rate for a lease when readily determinable. When the interest rate implicit in its lease agreements is not readily determinable, the Company uses an interest rate based on the marketplace for public debt. The incremental borrowing rate associated with the operating lease as of September 30, 2026 is 7.0%. Cash rent paid for the nine months ended September 30, 2026 and 2025 was $179,600 and $163,000, respectively.

Maturities of operating lease liabilities as of September 30, 2026 were as follows:

Year 1	$226,000
Years 2-3	477,000
Years 4-5	507,000
Thereafter	65,000
Total lease payments	1,275,000
Less: Imputed lease interest	(217,280)
Present value of lease liabilities	1,057,720
Less: Current portion of operating lease liability	(156,511)
Operating lease liability, net of current portion	$901,209

Note 11. Related Party

Effective June 4, 2023, the Chairman and CEO of Gauzy, Ltd., one of the Company’s licensees, joined the Board of the Company. Gauzy’s license agreement has been in effect since September 17, 2017 and provides for minimum annual royalties and earned royalties relating to sales of SPD-SmartGlass architectural window products. Because the Company collects a 10-15% royalty from the higher-priced end product sales by Gauzy’s customers purchasing their SPD-Smart light control film, under its license agreement with Gauzy, the Company does not collect a royalty on sales by Gauzy of SPD-Smart light control film to these licensee customers. In addition, the Company’s licensee Vision Systems, Inc. is a 100% owned subsidiary of Gauzy, Ltd. For the nine months ended September 30, 2026 and 2025, fee income related to Gauzy and Vision Systems represented 45% and 13%, respectively, of the Company’s total fee income. In addition, as of September 30, 2026 and December 31, 2025, the Company’s royalties receivable from Gauzy and Vision Systems represented 100% and 79%, respectively, of the Company’s total net royalties receivables. The Company also utilized Gauzy in the past to manufacture SPD’s. As of September 30, 2026, $39,975 is included with accounts payable relating to prior purchases from Gauzy. There were no purchases from Gauzy during the nine months ended September 30, 2026 and 2025.

Note 12. Other Income

During the nine months ended September 30, 2025, the Company received $47,357 in Employee Retention Credits, a refundable tax credit available under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) that was designed to keep employees on the payroll during the COVID-19 pandemic. There were no such credits received during the nine months ended September 30, 2026.

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

Three months ended September 30, 2026 compared to the three months ended September 30, 2025

The Company’s fee income from licensing activities for the three months ended September 30, 2026 was $77,041 as compared to $359,444 for the three months ended September 30, 2025. This decrease in fee income was primarily the result of royalties from a government contract in the third quarter of 2025 that did not recur in the third quarter of 2026 and what we believe to be a temporary slow-down due to non-technical issues by our licensee, Gauzy Ltd. in the production of SPD emulsion and film and other business activities, offset by higher royalties relating to the motorcycle helmet and ski/snow goggle market. The Company expects revenue in all markets to increase as new car models and other products using the Company’s SPD-SmartGlass technology are introduced into the market.

Operating expenses decreased by $46,054 for the three months ended September 30, 2026 to $475,588 from $521,642 for the three months ended September 30, 2025. This decrease is primarily the result of lower marketing and investor relations costs ($88,000), lower compensation costs ($36,000) and lower professional fees ($15,000), partially offset by higher legal costs ($67,000), higher patent costs ($27,000) and higher credit loss expense ($20,000).

Research and development expenditures decreased by $22,172 to $119,574 for the three months ended September 30, 2026 from $141,746 for the three months ended September 30, 2025. This decrease is primarily a result of lower allocated insurance costs ($9,000) as well as lower allocated occupancy costs ($9,000) and lower compensation costs ($3,000).

The Company’s interest income for the three months ended September 30, 2026 was $7,817 as compared to income of $5,436 for the three months ended September 30, 2025 with the change due to higher interest rates partially offset by lower cash balances available for investment.

As a consequence of the factors discussed above, the Company’s net loss was $510,304 ($0.01 per common share) for the three months ended September 30, 2026 as compared to a net loss of $298,508 ($0.01 per common share) for the three months ended September 30, 2025.

Nine months ended September 30, 2026 compared to the nine months ended September 30, 2025

The Company’s fee income from licensing activities for the nine months ended September 30, 2026 was $299,706 as compared to $1,049,125 for the nine months ended September 30, 2025. This decrease in fee income was primarily the result of royalties and upfront fees recognized by the Company under ASC 606 revenue treatment from a new license agreement entered into in the first nine months of 2025, non-recurring royalties from two licensees that ceased operations in 2025, and what we believe to be a temporary slow-down due to non-technical issues by our licensee, Gauzy Ltd. in the production of SPD emulsion and film and other business activities, offset by higher royalties relating to the motorcycle helmet and ski/snow goggle market. The Company expects revenue in all markets to increase as new car models and other products using the Company’s SPD-SmartGlass technology are introduced into the market.

Operating expenses decreased by $309,855 for the nine months ended September 30, 2026 to $1,624,186 from $1,934,041 for the nine months ended September 30, 2025. This decrease is primarily the result of lower directors fees and expenses ($227,000), lower compensation costs ($174,000) as well as lower marketing and investor relations costs ($107,000) partially offset by higher legal fees ($162,000), higher patent costs ($55,000) as well as higher credit loss expense ($45,000).

Research and development expenditures decreased by $79,901 to $393,808 for the nine months ended September 30, 2026 from $473,709 for the nine months ended September 30, 2025. This decrease is primarily a result of lower allocated insurance costs ($33,000), lower allocated occupancy costs ($18,000), as well as lower compensation and benefits costs ($12,000).

The Company’s interest income for the nine months ended September 30, 2026 was $22,451 as compared to income of $31,247 for the nine months ended September 30, 2025 with the change due to lower cash balances available for investment partially offset by higher interest rates.

The Company recorded $47,357 of other income for the nine months ended September 30, 2025 relating to an Employee Retention Credit, a refundable tax credit available under the CARES Act that was designed to keep employees on the payroll during the COVID-19 pandemic.

As a consequence of the factors discussed above, the Company’s net loss was $1,695,837 ($0.05 per common share) for the nine months ended September 30, 2026 as compared to net loss of $1,280,021 ($0.04 per common share) for the nine months ended September 30, 2025.

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

During the nine months ended September 30, 2026, the Company’s cash and cash equivalents balance decreased by $19,671 as a result of cash used to fund operations of $1,394,558, as well as cash used for the purchase of fixed assets of $113 partially offset by cash received from the sale of common stock and warrants of $1,375,000. As of September 30, 2026, the Company had cash and cash equivalents of approximately $0.6 million, working capital of $0.5 million and total shareholders’ equity of $0.6 million. Based upon the Company’s current working capital, recurring losses and negative cash flow from operations, if the Company is unable to generate sufficient cash from operating activities, collect amounts owed to it by third parties, or raise additional funds for a period of 12 months from the issuance of these condensed consolidated financial statements, this raises substantial doubt about the Company’s ability to continue as a going concern. To alleviate this substantial doubt, the Company expects to generate sufficient cash flow from operations through increased use of its SPD Technology by existing licensees, through the Company entering into new license agreements, as well as through the collection of amounts owed to it, and, depending upon the level and timing of collections of money owed or owing to it, the Company may need to raise additional capital over the next 12 months to fund working capital requirements. There is no assurance that the Company’s plans will be successful. The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern and do not include any adjustments that might result from these uncertainties.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We designed our disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and acting interim Chief Financial Officer, with assistance from other members of our management, has reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2026, and based on his evaluation, has concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 5, 2026

